Form 10-Q
period 2017-09-30
Federal Home Loan Bank of New York
filed 2017-11-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2017 was 61,452,196.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks (Note 3)	$216,246	$151,769
Securities purchased under agreements to resell (Note 4)	2,050,000	7,150,000
Federal funds sold (Note 4)	11,130,000	6,683,000
Trading securities (Note 5) (Includes $239,891 pledged as collateral at September 30, 2017)	270,817	131,151
Available-for-sale securities, net of unrealized gains of $10,110 at September 30, 2017 and $4,224 at December 31, 2016 (Note 6)	603,981	697,812
Held-to-maturity securities (Note 7) (Includes $5,993 pledged as collateral at September 30, 2017 and $7,036 at December 31, 2016)	17,741,473	16,022,293
Advances (Note 8) (Includes $2,707,057 at September 30, 2017 and $9,873,157 at December 31, 2016 at fair value under the fair value option)	113,080,740	109,256,625
Mortgage loans held-for-portfolio, net of allowance for credit losses of $870 at September 30, 2017 and $1,554 at December 31, 2016 (Note 9)	2,881,350	2,746,559
Loans to other FHLBanks (Note 19)	—	255,000
Accrued interest receivable	216,246	163,379
Premises, software, and equipment	28,701	12,621
Derivative assets (Note 16)	125,549	328,875
Other assets	3,852	7,198

Total assets	$148,348,955	$143,606,282

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,378,047	$1,183,468
Non-interest-bearing demand	18,541	22,281
Term	44,500	35,000

Total deposits	1,441,088	1,240,749

Consolidated obligations, net (Note 11)
Bonds (Includes $29,880 at September 30, 2017 and $2,052,513 at December 31, 2016 at fair value under the fair value option)	100,893,111	84,784,664
Discount notes (Includes $268,762 at September 30, 2017 and $12,228,412 at December 31, 2016 at fair value under the fair value option)	37,681,237	49,357,894

Total consolidated obligations	138,574,348	134,142,558

Mandatorily redeemable capital stock (Note 13)	20,342	31,435

Accrued interest payable	157,775	130,178
Affordable Housing Program (Note 12)	126,376	125,062
Derivative liabilities (Note 16)	100,456	144,985
Other liabilities	190,492	167,234

Total liabilities	140,610,877	135,982,201

Commitments and Contingencies (Notes 13, 16 and 18)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares: 63,181 at September 30, 2017 and 63,077 at December 31, 2016	6,318,120	6,307,766
Retained earnings
Unrestricted	1,047,593	1,028,674
Restricted (Note 13)	450,136	383,291
Total retained earnings	1,497,729	1,411,965
Total accumulated other comprehensive loss	(77,771)	(95,650)

Total capital	7,738,078	7,624,081

Total liabilities and capital	$148,348,955	$143,606,282

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income
Advances, net (Note 8)	$428,927	$235,232	$1,107,004	$636,655
Interest-bearing deposits	51	488	132	1,523
Securities purchased under agreements to resell (Note 4)	10,481	1,632	18,794	5,152
Federal funds sold (Note 4)	50,403	11,519	113,876	32,689
Trading securities (Note 5)	548	—	762	—
Available-for-sale securities (Note 6)	2,625	1,932	7,323	6,636
Held-to-maturity securities (Note 7)	99,233	72,322	277,484	214,451
Mortgage loans held-for-portfolio (Note 9)	23,841	21,471	70,098	65,066
Loans to other FHLBanks (Note 19)	6	—	26	15

Total interest income	616,115	344,596	1,595,499	962,187

Interest expense
Consolidated obligation bonds (Note 11)	301,131	144,950	746,547	406,396
Consolidated obligation discount notes (Note 11)	128,117	58,501	306,871	155,882
Deposits (Note 10)	5,944	836	10,831	2,126
Mandatorily redeemable capital stock (Note 13)	312	370	955	993
Cash collateral held and other borrowings	72	293	193	994

Total interest expense	435,576	204,950	1,065,397	566,391

Net interest income before provision for credit losses	180,539	139,646	530,102	395,796

(Reversal)/Provision for credit losses on mortgage loans	(183)	236	(284)	1,708

Net interest income after provision for credit losses	180,722	139,410	530,386	394,088

Other income (loss)
Service fees and other	3,368	2,552	10,731	9,459
Instruments held at fair value - Unrealized (losses) gains (Note 17)	(1,476)	7,273	(3,338)	(4,721)
Total OTTI losses	—	—	—	(113)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	(85)	—	(118)
Net impairment losses recognized in earnings	—	(85)	—	(231)

Net realized and unrealized losses on derivatives and hedging activities (Note 16)	(1,241)	(5,709)	(1,359)	(3,408)
Net gains (losses) on trading securities	41	—	(23)	—
Net realized gains from sale of available-for-sale securities (Note 6)	—	—	—	250
Provision for litigation settlement on derivative contracts	—	—	(70,000)	—
Losses from extinguishment of debt	—	(715)	—	(2,805)

Total other income (loss)	692	3,316	(63,989)	(1,456)

Other expenses
Operating	10,603	7,887	29,779	23,082
Compensation and benefits	18,679	17,008	54,684	50,705
Finance Agency and Office of Finance	3,495	2,962	10,472	9,417

Total other expenses	32,777	27,857	94,935	83,204

Income before assessments	148,637	114,869	371,462	309,428

Affordable Housing Program Assessments (Note 12)	14,895	11,524	37,242	31,042

Net income	$133,742	$103,345	$334,220	$278,386

Basic earnings per share (Note 14)	$2.09	$1.81	$5.33	$5.00

Cash dividends paid per share	$1.37	$1.18	$4.02	$3.47

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net Income	$133,742	$103,345	$334,220	$278,386
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	1,006	425	5,886	(3,980)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	—	—	(105)
Reclassification of non-credit portion included in net income	—	85	—	223
Accretion of non-credit portion of OTTI	1,250	1,562	8,388	4,913
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,250	1,647	8,388	5,031
Net change in unrealized gains/losses relating to hedging activities
Unrealized gains/(losses)	5,381	19,556	1,681	(60,043)
Reclassification of losses included in net income	301	490	904	1,638
Total net change in unrealized gains/(losses) relating to hedging activities	5,682	20,046	2,585	(58,405)
Net change in pension and postretirement benefits	340	199	1,020	598
Total other comprehensive income/(loss)	8,278	22,317	17,879	(56,756)
Total comprehensive income	$142,020	$125,662	$352,099	$221,630

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Nine Months Ended September 30, 2017 and 2016

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	35,019	3,501,865	—	—	—	—	3,501,865
Repurchase/redemption of capital stock	(30,502)	(3,050,163)	—	—	—	—	(3,050,163)
Shares reclassified to mandatorily redeemable capital stock	(134)	(13,431)	—	—	—	—	(13,431)
Cash dividends ($3.47 per share) on capital stock	—	—	(187,705)	—	(187,705)	—	(187,705)
Comprehensive income (loss)	—	—	222,709	55,677	278,386	(56,756)	221,630

Balance, September 30, 2016	60,233	$6,023,301	$1,002,082	$358,738	$1,360,820	$(192,443)	$7,191,678

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	42,641	4,264,125	—	—	—	—	4,264,125
Repurchase/redemption of capital stock	(42,507)	(4,250,762)	—	—	—	—	(4,250,762)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($4.02 per share) on capital stock	—	—	(248,456)	—	(248,456)	—	(248,456)
Comprehensive income	—	—	267,375	66,845	334,220	17,879	352,099

Balance, September 30, 2017	63,181	$6,318,120	$1,047,593	$450,136	$1,497,729	$(77,771)	$7,738,078

(a) Putable stock.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016
Operating activities

Net Income	$334,220	$278,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(48,476)	(62,234)
Concessions on consolidated obligations	3,195	4,958
Premises, software, and equipment	3,216	2,602
(Reversal)/Provision for credit losses on mortgage loans	(284)	1,708
Net realized gains from sale of available-for-sale securities	—	(250)
Credit impairment losses on held-to-maturity securities	—	231
Change in net fair value adjustments on derivatives and hedging activities	26,881	101,467
Net realized and unrealized losses on trading securities	23	—
Change in fair value adjustments on financial instruments held at fair value	3,402	6,925
Losses from extinguishment of debt	—	2,805
Net change in:
Accrued interest receivable	(52,969)	(7,398)
Derivative assets due to accrued interest	(22,298)	(18,816)
Derivative liabilities due to accrued interest	44,962	(1,537)
Other assets	1,645	3,758
Affordable Housing Program liability	1,314	3,575
Accrued interest payable	27,597	16,431
Other liabilities	19,504	3,049
Total adjustments	7,712	57,274
Net cash provided by operating activities	341,932	335,660
Investing activities
Net change in:
Interest-bearing deposits	220,331	(97,635)
Securities purchased under agreements to resell	5,100,000	1,290,000
Federal funds sold	(4,447,000)	(2,974,000)
Deposits with other FHLBanks	(76)	(207)
Premises, software, and equipment	(19,296)	(2,734)
Trading securities:
Net increase in short-term	(239,394)	—
Proceeds from long-term	100,164	—
Available-for-sale securities:
Purchased	(1,953)	(6,822)
Repayments	101,629	140,179
Proceeds from sales	1,299	117,877
Held-to-maturity securities:
Long-term securities
Purchased	(3,490,736)	(2,197,817)
Repayments	1,775,664	1,325,742
Advances:
Principal collected	847,902,379	581,098,823
Made	(851,796,175)	(589,818,434)
Mortgage loans held-for-portfolio:
Principal collected	199,508	227,810
Purchased	(338,666)	(396,290)
Proceeds from sales of REO	3,728	2,225
Net change in loans to other FHLBanks	255,000	—
Net cash used in investing activities	(4,673,594)	(11,291,283)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016
Financing activities
Net change in:
Deposits and other borrowings	$193,601	$50,581
Derivative contracts with financing element	(14,903)	(47,920)
Consolidated obligation bonds:
Proceeds from issuance	69,736,567	38,385,921
Payments for maturing and early retirement	(53,619,642)	(35,544,824)
Consolidated obligation discount notes:
Proceeds from issuance	850,323,038	286,220,200
Payments for maturing	(861,973,327)	(278,469,750)
Capital stock:
Proceeds from issuance of capital stock	4,264,125	3,501,865
Payments for repurchase/redemption of capital stock	(4,250,762)	(3,050,163)
Redemption of mandatorily redeemable capital stock	(14,102)	(3,781)
Cash dividends paid (a)	(248,456)	(187,705)
Net cash provided by financing activities	4,396,139	10,854,424
Net increase/(decrease) in cash and due from banks	64,477	(101,199)
Cash and due from banks at beginning of the period (b)	151,769	327,482
Cash and due from banks at end of the period (b)	$216,246	$226,283

Supplemental disclosures:
Interest paid	$729,739	$436,036
Affordable Housing Program payments (c)	$35,928	$27,467
Transfers of mortgage loans to real estate owned	$759	$875
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$—	$(118)
Capital stock subject to mandatory redemption reclassified from equity	$3,009	$13,431
Securities traded but not settled	$—	$280,088

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

Recently Adopted Significant Accounting Policies

Contingent Put and Call Options in Debt Instruments.  In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-06, Contingent Put and Call options in Debt Instruments, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This guidance became effective for the FHLBNY as of January 1, 2017, and adoption had no impact on our financial condition, results of operations, and cash flows.  Certain FHLBNY’s debt instruments are structured with call options, but the options are not considered as contingently exercisable.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as an amendment to Financial Instruments — Overall (Subtopic 825-10).  The amendments provide guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The guidance is effective for the FHLBNY as of January 1, 2018.

This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  To evaluate this provision, we have analyzed the FHLBank issued Consolidated obligation debt (“CO debt”), for which the fair value option has been elected, and have concluded that no cumulative catch-up reclassification will be necessary upon adoption at January 1, 2018.

The ASU will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category.  We have also analyzed this provision of the ASU and have identified certain mutual fund assets in available-for-sale grantor trusts that would be subject to this provision of the ASU, and based on their fair values at September 30, 2017, we estimate the impact of adopting this amendment at January 1, 2018 would result in an immaterial cumulative catch-up reclassification of changes in the fair values of the assets from AOCI to retained earnings.  Financial statements for periods prior to 2017 would not be subject to restatement under the transition provisions of this ASU.

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

The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The FHLBNY will use the modified retrospective method to adopt the guidance as of January 1, 2018.

Based on our analysis of the guidance, we expect the impact to be immaterial upon adoption on January 1, 2018.  Our net income is derived principally from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance.  Certain other streams of non-interest revenues, which relate to fee revenues from commitments and financial letters of credit, were evaluated and we have concluded that such fees and associated expenses are out of scope of the standard and therefore will not be impacted by the adoption of this guidance.  We have also analyzed the recognition of gains and losses when mortgage loans are foreclosed and transferred to real estate owned status (“OREO”), and have concluded that while such line items are in-scope of the standard, we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.

Derivatives and Hedging In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815).  The FASB has issued this ASU with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the FHLBNY).  Early application is permitted in any interim period after issuance of the ASU.

While the FHLBNY is in the process of evaluating this ASU, we expect to realize operational benefits upon adoption, and potentially to also benefit from expanded hedging opportunities permitted under the ASU.  Other than changes in disclosures required under the ASU, the FHLBNY does not believe adoption will have a material effect on the Bank’s financial condition, results of operations, and cash flows.

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

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance was $50.0 million at September 30, 2017 and $90.4 million at December 31, 2016.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $78.2 million and $67.7 million as of September 30, 2017 and December 31, 2016.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

Note 4.                                                                     Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Agreements generally allow the FHLBNY to re-pledge securities under certain conditions.  No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned.

At September 30, 2017 and December 31, 2016, the outstanding balances of Securities purchased under agreements to resell were $2.1 billion and $7.2 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At September 30, 2017 and December 31, 2016, U.S. Treasury securities, market values of $2.1 billion and $7.2 billion, were received at BONY to collateralize the overnight investments.  No overnight investments had been executed bilaterally with counterparties at September 30, 2017 and December 31, 2016.

Securities purchased under agreements to resell averaged $3.9 billion and $2.9 billion for the three and nine months ended September 30, 2017.  For the same periods in the prior year, transaction balances averaged $1.9 billion and $2.2 billion.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and nine months ended September 30, 2017, interest income from securities purchased under agreements to resell were $10.5 million and $18.8 million, compared to interest income of $1.6 million and $5.2 million for the same periods in the prior year.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at September 30, 2017 and December 31, 2016 (in thousands):

Fair value (in thousands)	September 30, 2017	December 31, 2016
Non-mortgage-backed securities
GSE securities	$30,926	$30,969
U.S. treasury notes	—	100,182
U.S. treasury bills	239,891	—
Total non-mortgage-backed trading securities	$270,817	$131,151

The carrying values of trading securities included unrealized fair value gains of $15 thousand at September 30, 2017, and unrealized fair value gains of $0.1 million at December 31, 2016.

Trading Securities Pledged

The FHLBNY had pledged Treasury bills at fair values of $239.9 million at September 30, 2017 to derivative clearing organizations to fulfill the FHLBNY’s margin requirements as mandated by margin rules of the Commodities Futures Trading Commission (“CFTC”).  The clearing organizations have rights to sell or re-pledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

The contractual maturities and estimated fair values of investments classified as trading(a) were as follows (dollars in thousands):

	September 30, 2017
(Dollars in thousands)	Due in one year or less	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,926	$30,926
U.S. treasury bills	239,891	239,891
Total non-mortgage-backed trading securities	$270,817	$270,817
Yield on trading securities	1.04%

	December 31, 2016
(Dollars in thousands)	Due in one year or less	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,969	$30,969
U.S. treasury notes	100,182	100,182
Total non-mortgage-backed trading securities	$131,151	$131,151
Yield on trading securities	0.90%

(a)         We have classified investments acquired for purposes of meeting short-term contingency liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Note 6.                                                               Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At September 30, 2017 and December 31, 2016, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$584	$—	$—	$584
Equity funds (a)	23,655	5,134	(3)	28,786
Fixed income funds (a)	18,145	64	(211)	17,998
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	518,117	5,022	—	523,139
CMBS-Floating	33,370	104	—	33,474
Total Available-for-sale securities	$593,871	$10,324	$(214)	$603,981

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$551	$—	$—	$551
Equity funds (a)	22,667	1,699	(417)	23,949
Fixed income funds (a)	17,642	—	(424)	17,218
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	616,359	3,436	(151)	619,644
CMBS-Floating	36,369	81	—	36,450
Total Available-for-sale securities	$693,588	$5,216	$(992)	$697,812

(a)         The FHLBNY has grantor trusts, the intent of which is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.  Investments in the trusts are classified as AFS.  The grantor trusts invest in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.  The mutual funds used to manage the assets of the grantor trusts will be sufficiently liquid to enable the trust to meet future liabilities.  Dividend income and net realized gains from sales of funds totaled $0.2 million and $0.9 million for three and nine months ended September 30, 2017, compared to $0.2 million and $0.5 million for the same periods in the prior year; gains and losses from sales are recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $10.1 million at September 30, 2017 and $4.2 million at December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and a few numbers of U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at September 30, 2017, and no security was in a loss position for 12 months or longer in the nine months ended September 30, 2017.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$33,370	$33,474	$36,369	$36,450
Due after ten years	518,117	523,139	616,359	619,644
Fixed income/bond funds, equity funds and cash equivalents (b)	42,384	47,368	40,860	41,718

Total Available-for-sale securities	$593,871	$603,981	$693,588	$697,812

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $2.0 million and $2.4 million at September 30, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$518,117	$523,139	$616,359	$619,644
CMBS floating - LIBOR	33,370	33,474	36,369	36,450

Total Mortgage-backed securities (a)	$551,487	$556,613	$652,728	$656,094

(a)         Total will not agree to total AFS portfolio because the grantor trusts, which primarily comprises of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$104,947	$—	$104,947	$9,679	$—	$114,626
Freddie Mac	22,789	—	22,789	1,740	—	24,529
Total pools of mortgages	127,736	—	127,736	11,419	—	139,155

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,713,751	—	1,713,751	15,118	(63)	1,728,806
Freddie Mac	1,016,689	—	1,016,689	8,093	(29)	1,024,753
Ginnie Mae	15,489	—	15,489	155	—	15,644
Total CMOs/REMICs	2,745,929	—	2,745,929	23,366	(92)	2,769,203

Commercial Mortgage-Backed Securities (b)
Fannie Mae	3,055,795	—	3,055,795	14,768	(10,740)	3,059,823
Freddie Mac	10,498,627	—	10,498,627	105,622	(6,861)	10,597,388
Total commercial mortgage-backed securities	13,554,422	—	13,554,422	120,390	(17,601)	13,657,211

Non-GSE MBS (c)
CMOs/REMICs	9,979	(180)	9,799	66	(321)	9,544

Asset-Backed Securities (c)
Manufactured housing (insured)	50,959	—	50,959	2,552	(58)	53,453
Home equity loans (insured)	103,720	(15,363)	88,357	34,894	(15)	123,236
Home equity loans (uninsured)	55,374	(6,303)	49,071	8,266	(1,218)	56,119
Total asset-backed securities	210,053	(21,666)	188,387	45,712	(1,291)	232,808

Total MBS	16,648,119	(21,846)	16,626,273	200,953	(19,305)	16,807,921

Other
State and local housing finance agency obligations	1,115,200	—	1,115,200	335	(34,782)	1,080,753

Total Held-to-maturity securities	$17,763,319	$(21,846)	$17,741,473	$201,288	$(54,087)	$17,888,674

	December 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$133,071	$—	$133,071	$11,601	$—	$144,672
Freddie Mac	32,402	—	32,402	2,325	—	34,727
Total pools of mortgages	165,473	—	165,473	13,926	—	179,399

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,972,878	—	1,972,878	7,538	(1,015)	1,979,401
Freddie Mac	1,214,823	—	1,214,823	4,232	(561)	1,218,494
Ginnie Mae	18,979	—	18,979	126	(1)	19,104
Total CMOs/REMICs	3,206,680	—	3,206,680	11,896	(1,577)	3,216,999

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,612,688	—	2,612,688	9,870	(15,660)	2,606,898
Freddie Mac	8,740,573	—	8,740,573	107,137	(19,338)	8,828,372
Total commercial mortgage-backed securities	11,353,261	—	11,353,261	117,007	(34,998)	11,435,270

Non-GSE MBS (c)
CMOs/REMICs	15,844	(285)	15,559	1,372	(1,001)	15,930

Asset-Backed Securities (c)
Manufactured housing (insured)	61,293	—	61,293	2,258	—	63,551
Home equity loans (insured)	119,527	(22,434)	97,093	45,228	(70)	142,251
Home equity loans (uninsured)	66,949	(7,515)	59,434	9,307	(1,853)	66,888
Total asset-backed securities	247,769	(29,949)	217,820	56,793	(1,923)	272,690

Total MBS	14,989,027	(30,234)	14,958,793	200,994	(39,499)	15,120,288

Other
State and local housing finance agency obligations	1,063,500	—	1,063,500	196	(37,013)	1,026,683

Total Held-to-maturity securities	$16,052,527	$(30,234)	$16,022,293	$201,190	$(76,512)	$16,146,971

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

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $6.0 million at September 30, 2017 and $7.0 million at December 31, 2016, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or re-pledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$161,497	$(3)	$348,931	$(34,779)	$510,428	$(34,782)
MBS Investment Securities
MBS-GSE
Fannie Mae	869,420	(10,721)	97,022	(82)	966,442	(10,803)
Freddie Mac	1,081,626	(2,451)	722,043	(4,439)	1,803,669	(6,890)
Total MBS-GSE	1,951,046	(13,172)	819,065	(4,521)	2,770,111	(17,693)
MBS-Private-Label	11,273	(58)	38,558	(1,729)	49,831	(1,787)
Total MBS	1,962,319	(13,230)	857,623	(6,250)	2,819,942	(19,480)
Total	$2,123,816	$(13,233)	$1,206,554	$(41,029)	$3,330,370	$(54,262)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$29,486	$(13)	$355,230	$(37,000)	$384,716	$(37,013)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,131,586	(15,615)	359,921	(1,060)	1,491,507	(16,675)
Freddie Mac	2,245,856	(12,111)	1,364,856	(7,788)	3,610,712	(19,899)
Ginnie Mae	3,828	(1)	—	—	3,828	(1)
Total MBS-GSE	3,381,270	(27,727)	1,724,777	(8,848)	5,106,047	(36,575)
MBS-Private-Label	7,432	(10)	39,078	(2,422)	46,510	(2,432)
Total MBS	3,388,702	(27,737)	1,763,855	(11,270)	5,152,557	(39,007)
Total	$3,418,188	$(27,750)	$2,119,085	$(48,270)	$5,537,273	$(76,020)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $34.8 million at September 30, 2017 and $37.0 million at December 31, 2016.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of September 30, 2017 all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$17,100	$17,052	$22,800	$22,552
Due after five years through ten years	54,810	52,537	57,660	55,095
Due after ten years	1,043,290	1,011,164	983,040	949,036
State and local housing finance agency obligations	1,115,200	1,080,753	1,063,500	1,026,683

Mortgage-backed securities
Due in one year or less	762,644	764,244	101,348	102,474
Due after one year through five years	4,454,785	4,538,833	4,689,552	4,786,141
Due after five years through ten years	8,308,102	8,324,848	6,602,905	6,587,939
Due after ten years	3,122,588	3,179,996	3,595,222	3,643,734
Mortgage-backed securities	16,648,119	16,807,921	14,989,027	15,120,288

Total Held-to-maturity securities	$17,763,319	$17,888,674	$16,052,527	$16,146,971

(a)         Amortized cost is after adjusting for net unamortized premiums of $45.9 million and $36.6 million (net of unamortized discounts) at September 30, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2017		December 31, 2016
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$938,859	$938,679	$1,117,308	$1,117,023
Floating	1,815,003	1,815,003	2,101,376	2,101,377
Total CMO	2,753,862	2,753,682	3,218,684	3,218,400
CMBS
Fixed	7,076,714	7,076,714	5,838,381	5,838,381
Floating	6,477,708	6,477,708	5,514,880	5,514,880
Total CMBS	13,554,422	13,554,422	11,353,261	11,353,261
Pass Thru (a)
Fixed	293,031	271,952	360,255	330,968
Floating	46,804	46,217	56,827	56,164
Total Pass Thru	339,835	318,169	417,082	387,132
Total MBS	16,648,119	16,626,273	14,989,027	14,958,793
State and local housing finance agency obligations
Fixed	8,510	8,510	9,790	9,790
Floating	1,106,690	1,106,690	1,053,710	1,053,710
Total State and local housing finance agency obligations	1,115,200	1,115,200	1,063,500	1,063,500
Total Held-to-maturity securities	$17,763,319	$17,741,473	$16,052,527	$16,022,293

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

OTTI — No OTTI was recorded in the three and nine months ended September 30, 2017.  OTTI recorded in the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million.  Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at September 30, 2017.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2017, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$25,817	$30,507	$29,117	$31,892
Additional credit losses for which an OTTI charge was previously recognized	—	85	—	231
Realized credit losses	—	—	(269)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(602)	(748)	(3,633)	(2,279)
Ending balance	$25,215	$29,844	$25,215	$29,844

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees were assumed in 2017.  For bond insurer Ambac, the reliance period is through September 30, 2023 and is further limited to cover 45% of shortfalls.

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at September 30, 2017 and December 31, 2016, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at September 30, 2017
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-1.0	0.7	3.6-16.9	8.1	0.0-103.9	69.1
RMBS Alt-A (d)	1.0-1.3	1.1	2.0-8.4	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.1-8.4	3.5	2.0-13.6	4.2	30.0-100.0	63.7
Manufactured Housing Loans	2.7-3.8	3.6	2.8-4.7	3.2	82.4-91.9	90.0

	Key Base Assumptions - All PLMBS at December 31, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-5.2	2.2	7.5-14.8	10.7	0.0-70.8	45.4
RMBS Alt-A (d)	1.0-2.7	1.2	2.0-4.2	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.0-12.3	3.9	2.0-16.3	4.1	30.0-100.0	62.9
Manufactured Housing Loans	2.5-3.3	3.1	2.7-4.1	3.1	77.1-88.4	85.4

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

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$23	2.04%	—%	$1,388	1.49%	—%
Due in one year or less	75,228,260	1.46	66.49	50,260,910	1.01	46.01
Due after one year through two years	17,667,283	1.67	15.62	34,111,721	1.39	31.23
Due after two years through three years	9,881,010	1.98	8.73	11,078,731	1.67	10.14
Due after three years through four years	4,024,820	1.93	3.56	6,467,290	2.03	5.92
Due after four years through five years	3,481,309	2.53	3.08	3,106,275	2.16	2.84
Thereafter	2,852,084	2.23	2.52	4,214,677	2.28	3.86

Total par value	113,134,789	1.61%	100.00%	109,240,992	1.34%	100.00%

Hedge valuation basis adjustments (b)	(61,106)			1,980
Fair value option valuation adjustments and accrued interest (c)	7,057			13,653

Total	$113,080,740			$109,256,625

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.0% and 18.7% of total advances at September 30, 2017 and December 31, 2016.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of September 30, 2017 and December 31, 2016, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$242,863	8.57%	$259,742	9.62%
Fixed long-term single-family mortgages	2,591,128	91.43	2,441,109	90.38
Multi-family mortgages	—	—	56	—

Total par value	2,833,991	100.00%	2,700,907	100.00%

Unamortized premiums	48,558		48,008
Unamortized discounts	(1,891)		(1,928)
Basis adjustment (b)	1,562		1,126

Total mortgage loans held-for-portfolio	2,882,220		2,748,113
Allowance for credit losses	(870)		(1,554)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,881,350		$2,746,559

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $32.7 million and $30.9 million at September 30, 2017 and December 31, 2016.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, compared to $0.6 million and $1.7 million for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

When a loan is delinquent 180 days or more, the FHLBNY will charge-off the excess carrying value over the net realizable value of the loan because the FHLBNY deems that foreclosure is probable at 180 days delinquency.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off is recorded as real estate owned at the lower of carrying value or net realizable value.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Allowance for credit losses:
Beginning balance	$1,004	$1,466	$1,554	$326
Charge-offs	(83)	(346)	(532)	(678)
Recoveries	132	—	132	—
(Reversal)/Provision for credit losses on mortgage loans	(183)	236	(284)	1,708
Ending balance	$870	$1,356	$870	$1,356

			September 30, 2017	December 31, 2016
Ending balance, individually evaluated for impairment			$112	$600
Ending balance, collectively evaluated for impairment			758	954
Total Allowance for credit losses			$870	$1,554

Mortgage Loans — Non-performing Loans

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (UPB, in thousands):

	September 30, 2017	December 31, 2016
Total Mortgage loans, net of allowance for credit losses (a)	$2,881,350	$2,746,559
Non-performing mortgage loans - Conventional (a)(b)	$12,183	$14,917
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,231	$5,227

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest contractually due (a)	$238	$273	$676	$774
Interest actually received	224	259	641	738
Shortfall	$14	$14	$35	$36

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2017			September 30, 2017	September 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$13,726	$13,627	$—	$14,014	$14,716
With a related allowance	739	738	112	913	1,478
Total individually measured for impairment	$14,465	$14,365	$112	$14,927	$16,194

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,360	$15,240	$—	$16,655
With a related allowance	2,682	2,651	600	1,789
Total individually measured for impairment	$18,042	$17,891	$600	$18,444

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

(d)         Represents the average recorded investment for the three and nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2017			September 30, 2017	September 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$239,345	$232,933	$—	$239,638	$237,918
Uninsured loans	2,642,476	2,586,693	758	2,631,414	2,585,074
Total loans collectively measured for impairment	$2,881,821	$2,819,626	$758	$2,871,052	$2,822,992

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$232,888	$226,504	$—	$222,299
Uninsured loans	2,510,550	2,456,512	954	2,405,685
Total loans collectively measured for impairment	$2,743,438	$2,683,016	$954	$2,627,984

(a)         Represents the average recorded investment for the three and nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2017			December 31, 2016
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$16,064	$10,845	$—	$18,935	$8,529	$—
Past due 60 - 89 days	3,325	2,151	—	3,823	2,851	—
Past due 90 - 179 days	2,089	1,629	—	3,215	2,029	—
Past due 180 days or more	10,107	3,929	—	11,741	3,486	—
Total past due	31,585	18,554	—	37,714	16,895	—
Total current loans	2,625,356	220,791	—	2,490,821	215,993	57
Total mortgage loans	$2,656,941	$239,345	$—	$2,528,535	$232,888	$57
Other delinquency statistics:
Loans in process of foreclosure, included above	$7,747	$2,499	$—	$9,152	$1,995	$—
Number of foreclosures outstanding at period end	60	20	—	77	17	—
Serious delinquency rate (a)	0.46%	2.32%	—%	0.59%	2.37%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$12,279	$5,558	$—	$14,956	$5,515	$—
Past due 90 days or more and still accruing interest	$—	$5,558	$—	$—	$5,515	$—
Loans on non-accrual status	$12,196	$—	$—	$14,956	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$9,015	$657	$—	$9,723	$622	$—
Modified loans under MPF® program	$1,006	$—	$—	$1,641	$—	$—
Real estate owned	$599			$1,653

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  The MPF program offers a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at September 30, 2017 and December 31, 2016.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on impaired modified loans were evaluated individually and no allowance was required at September 30, 2017.  At December 31, 2016, the allowance was $0.2 million, which was recovered in 2017 when the loans paid off or became current.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans Discharged from Bankruptcy.  The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.0 million and $9.7 million of such loans were outstanding at September 30, 2017 and December 31, 2016.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if seriously delinquent (past due 90 days or more) — $0.4 million and $0.7 million were deemed impaired due to their past due delinquency status at September 30, 2017 and December 31, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	September 30, 2017			December 31, 2016
Recorded Investment Outstanding	Performing	Non-performing	Total TDRs	Performing	Non-performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$8,621	$394	$9,015	$9,026	$697	$9,723
Modified loans under MPF® program	713	293	1,006	1,514	127	1,641
Total troubled debt restructurings	$9,334	$687	$10,021	$10,540	$824	$11,364
Related Allowance			$—			$183

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

Note 10.                                                  Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2017	December 31, 2016
Interest-bearing deposits
Interest-bearing demand	$1,378,047	$1,183,468
Term (a)	44,500	35,000
Total interest-bearing deposits	1,422,547	1,218,468
Non-interest-bearing demand	18,541	22,281
Total deposits (b)	$1,441,088	$1,240,749

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,422,547	0.80%	$1,218,468	0.22%
Non-interest-bearing deposits	18,541		22,281
Total deposits	$1,441,088		$1,240,749

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion as of September 30, 2017 and December 31, 2016.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2017	December 31, 2016
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Consolidated obligation bonds-amortized cost	$100,452,650	$84,351,354
Hedge valuation basis adjustments (a)	304,319	290,016
Hedge basis adjustments on terminated hedges (b)	136,262	140,331
FVO (c) - valuation adjustments and accrued interest	(120)	2,963

Total Consolidated obligation bonds	$100,893,111	$84,784,664

Discount notes-amortized cost	$37,680,850	$49,334,380
FVO (c) - valuation adjustments and remaining accretion	387	23,514

Total Consolidated obligation discount notes	$37,681,237	$49,357,894

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2017			December 31, 2016
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$83,478,820	1.10%	83.13%	$55,251,690	0.80%	65.52%
Over one year through two years	8,429,675	1.39	8.39	19,603,965	0.95	23.25
Over two years through three years	1,991,490	1.70	1.98	3,376,095	1.39	4.00
Over three years through four years	1,141,885	2.21	1.14	1,225,175	2.12	1.45
Over four years through five years	1,299,215	2.13	1.29	1,060,320	2.08	1.26
Thereafter	4,082,355	3.33	4.07	3,810,300	3.25	4.52

Total par value	100,423,440	1.26%	100.00%	84,327,545	1.00%	100.00%

Bond premiums (b)	55,716			52,336
Bond discounts (b)	(26,506)			(28,527)
Hedge valuation basis adjustments (c)	304,319			290,016
Hedge basis adjustments on terminated hedges (d)	136,262			140,331
FVO (e) - valuation adjustments and accrued interest	(120)			2,963

Total Consolidated obligation-bonds	$100,893,111			$84,784,664

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $5.2 million and $15.3 million for the three and nine months ended September 30, 2017, compared to $3.9 million and $11.0 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt, the unamortized basis is reversed to zero.  The unamortized basis was $136.3 million and $140.3 million at September 30, 2017 and December 31, 2016.  Amortization of hedge basis adjustments was recorded as a yield adjustment, which reduced Interest expenses by $1.5 million and $4.4 million for the three and nine months ended September 30, 2017, compared to $1.4 million and $4.3 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$28,083,440	27.97%	$32,878,545	38.99%
Fixed-rate, callable	1,641,000	1.63	1,255,000	1.49
Step Up, callable	105,000	0.10	160,000	0.19
Single-index floating rate	70,594,000	70.30	50,034,000	59.33

Total par value	100,423,440	100.00%	84,327,545	100.00%

Bond premiums	55,716		52,336
Bond discounts	(26,506)		(28,527)
Hedge valuation basis adjustments (a)	304,319		290,016
Hedge basis adjustments on terminated hedges (b)	136,262		140,331
FVO (c) - valuation adjustments and accrued interest	(120)		2,963

Total Consolidated obligation-bonds	$100,893,111		$84,784,664

(a)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate CO bonds in a Fair value hedge due to changes in LIBOR.

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016

Par value	$37,723,704	$49,392,445
Amortized cost	$37,680,850	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	387	23,514
Total discount notes	$37,681,237	$49,357,894

Weighted average interest rate	1.02%	0.48%

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

Note 12.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2017.  The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Beginning balance	$121,282	$114,965	$125,062	$113,352
Additions from current period’s assessments	14,895	11,524	37,242	31,042
Net disbursements for grants and programs	(9,801)	(9,562)	(35,928)	(27,467)
Ending balance	$126,376	$116,927	$126,376	$116,927

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

Membership stock is issued to meet membership stock purchase requirements.  The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  Effective August 1, 2017, the FHLBNY reduced the capital stock purchase requirement for membership from 15.0 basis points to 12.5 basis points; the change resulted in the repurchase of $225.0 million of excess membership stock.  At September 30, 2017, membership based capital stock was $1.1 billion, compared to $1.3 billion at December 31, 2016.

Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.  The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount.  Excess activity-based capital stock is repurchased daily.  At September 30, 2017, activity-based capital stock was $5.2 billion, compared to $5.0 billion at December 31, 2016.

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times.  The FHFA’s regulatory leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2017		December 31, 2016
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$761,045	$7,836,191	$747,937	$7,751,165
Total capital-to-asset ratio	4.00%	5.28%	4.00%	5.40%
Total capital (b)	$5,933,958	$7,836,191	$5,744,251	$7,751,165
Leverage ratio	5.00%	7.92%	5.00%	8.10%
Leverage capital (c )	$7,417,448	$11,754,287	$7,180,314	$11,626,748

(a)         Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)         Required “Total capital” is 4.0% of total assets.

(c)          The required leverage ratio of total capital to total assets should be at least 5.0%.  For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2017	December 31, 2016

Redemption less than one year	$13,634	$11,384
Redemption from one year to less than three years	1,292	14,000
Redemption from three years to less than five years	458	483
Redemption from five years or greater	4,958	5,568

Total	$20,342	$31,435

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Beginning balance	$20,559	$29,878	$31,435	$19,499
Capital stock subject to mandatory redemption reclassified from equity	—	224	3,009	13,431
Redemption of mandatorily redeemable capital stock (a)	(217)	(953)	(14,102)	(3,781)
Ending balance	$20,342	$29,149	$20,342	$29,149
Accrued interest payable (b)	$284	$352	$284	$352

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 5.50% for the three months ended September 30, 2017 and 4.75% for the three months ended September 30, 2016.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $450.1 million and $383.3 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.                 Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017		2016

Net income	$133,742	$103,345	$334,220		$278,386
Net income available to stockholders	$133,742	$103,345	$334,220		$278,386
Weighted average shares of capital	64,143	57,280	62,883		55,900
Less: Mandatorily redeemable capital stock	(205)	(197)	(220)		(195)
Average number of shares of capital used to calculate earnings per share	63,938	57,083	62,663		55,705
Basic earnings per share	$2.09	$1.81	$5.33	(a)	$5.00	(a)

(a)  Quarterly numbers will not add to year-to-date numbers due to rounding.

Note 15.                 Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The FHLBNY also offers two non-qualified pension plans — Benefit Equalization Plans (“BEP”).  The two plans restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The BEP that restores benefits to participant’s Defined Contribution Plan is new and was effective at January 1, 2017.  The non-qualified BEP plans are unfunded.

For more information about employee retirement plans, see Note 15. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 22, 2017.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Defined Benefit Plan	$1,875	$1,875	$5,625	$5,625
Benefit Equalization Plans (defined benefit and defined contribution)	1,458	1,141	4,249	3,424
Defined Contribution Plans	533	512	1,599	1,506
Postretirement Health Benefit Plan	(124)	(111)	(371)	(335)

Total retirement plan expenses	$3,742	$3,417	$11,102	$10,220

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$222	$186	$666	$557
Interest cost	523	476	1,570	1,428
Amortization of unrecognized net loss	638	491	1,915	1,474
Amortization of unrecognized past service (credit)	—	(12)	—	(35)

Net periodic benefit cost -Defined Benefit BEP	1,383	1,141	4,151	3,424

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	75	—	98	—
Total	$1,458	$1,141	$4,249	$3,424

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Service cost (benefits attributed to service during the period)	$31	$31	$92	$93
Interest cost on accumulated postretirement health benefit obligation	144	138	432	413
Amortization of loss	142	160	425	480
Amortization of prior service (credit)	(441)	(440)	(1,320)	(1,321)
Net periodic postretirement health benefit (income) (a)	$(124)	$(111)	$(371)	$(335)

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

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge.  To the extent these derivatives are effective in offsetting the variability of hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in AOCI.  These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings.  To the extent these cash flow hedges are not effective, changes in their fair values are immediately recorded in Other income in the Statements of Income.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps executed as intermediary activity were $184.0 million and $129.0 million at September 30, 2017 and December 31, 2016.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

The majority of OTC derivative contracts at September 30, 2017 and December 31, 2016 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through a derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is in “the money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position/loss), the FHLBNY would post variation margin to the DCO.  Up until December 31, 2016, variation margin was considered to be a collateral for open contracts.  Beginning January 1, 2017, legal analysis concluded that variation margins exchanged with the Chicago Mercantile Exchange (“CME”), a DCO, are considered as the daily settlement values of the derivative contracts itself, and not as collateral.  As Variation margin is considered a daily settlement of the fair value of cleared contracts, the amount of the variation margin is a direct reduction of the fair value of the open contract.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”)(in thousands).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments — Not Nettable.

The table also presents security collateral, which are not permitted to be offset, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.  See footnote (c) to the table.

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Bilateral derivatives	$195,066	$166,261	$207,462	$230,084
Cleared derivatives	531,491	219,201	518,962	213,719
Total derivatives fair values	726,557	385,462	726,424	443,803
Variation Margin (Note 1)	(217,687)	—	—	—
Total gross recognized amount	$508,870	$385,462	$726,424	$443,803
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(79,102)	(65,846)	(94,742)	(85,199)
Cleared derivatives	(304,234)	(219,201)	(302,867)	(213,719)
Total gross amounts of netting adjustments and cash collateral	$(383,336)	$(285,047)	$(397,609)	$(298,918)
Net amounts after offsetting adjustments	$125,534	$100,415	$328,815	$144,885

Bilateral derivatives	$115,964	$100,415	$112,720	$144,885
Cleared derivatives	9,570	—	216,095	—
Total net amounts after offsetting adjustments - Nettable	$125,534	$100,415	$328,815	$144,885
Derivative instruments - Not Nettable
Delivery commitments (a)	15	41	60	100
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$125,549	$100,456	$328,875	$144,985
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin for cleared derivatives (d)	$239,891	$—	$—	$—
Cannot be sold or repledged
Bilateral derivatives	(104,940)	—	(104,470)	—
Delivery commitments (a)	—	—	(60)	—
Total non-cash collateral	$134,951	$—	$(104,530)	$—
Total net amount (e)	$260,500	$—	$224,345	$—
Net unsecured amount
Bilateral derivatives	$11,039	$100,456	$8,250	$144,985
Cleared derivatives	249,461	—	216,095	—
Total net amount (e)	$260,500	$100,456	$224,345	$144,985

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at September 30, 2017 and December 31, 2016.  The amounts primarily represent (1) the aggregate credit support thresholds for uncleared derivatives waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  In the Statements of Condition, derivative balances are not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote c below).

(c)          Non-Cash collateral received or pledged — For bilateral derivatives, certain counterparties have pledged U.S. treasury securities to the FHLBNY to collateralize our exposure.  Also includes non-cash collateral on derivative positions with member counterparties where we acted as an intermediary, who have pledged mortgage related collateral.  For cleared derivatives, we have also pledged securities to collateralize margin requirements under the CFTC rules.  Generally, securities pledged or received can be sold or re-pledged in the event of non-performance of the derivative contracts.

(d)         Securities pledged to Derivative Clearing Organization to fulfill our Initial margin obligations on cleared derivatives.  Securities pledged may be sold or re-pledged if the FHLBNY defaults on our obligations under rules established by the CFTC.

(e)          Represents net exposure after applying non-cash collateral pledged to and by the FHLBNY.  Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note 1            For cleared derivatives, Variation margin is exchanged daily between the DCOs and the FHLBNY through FCMs.  Generally, variation margin is the daily payments of mark to market gains and losses on derivative contracts.  At September 30, 2017, we held $217.7 million from the Chicago Mercantile Exchange (“CME”) as variation margin (“VM”).  Beginning January 1, 2017, in accordance with our interpretation of the rules of the Commodity Futures Trading Commission (“CFTC”), we have considered VM as satisfaction of exposures of outstanding derivatives and not collateral against the exposures.  Prior to January 1, 2017, VM exchanged with the CME was considered as collateral.  Our current legal analysis has concluded that VM exchanged with the London Clearing House (‘‘LCH”) is an exchange of collateral.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $508.9 million (after applying $217.7 million of VM received; see Note 1 above) at September 30, 2017 and $726.4 million at December 31, 2016.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $383.3 million and $397.6 million at those dates.  The net exposures after offsetting adjustments and cash collateral were $125.5 million and $328.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At September 30, 2017 and December 31, 2016, net fair values of derivatives in unrealized loss positions were $100.5 million and $145.0 million, after deducting cash collateral of $34.4 million and $256.0 million posted to the exposed counterparties at the two dates.

Initial margin requirements under the rules of the CFTC were satisfied by the FHLBNY by pledging $239.9 million in U. S. treasury securities at September 30, 2017.  Securities pledged to the DCOs were in addition to the collateral required to be posted to the DCOs to mitigate their fair value exposures.  At December 31, 2016, the FHLBNY posted $222.1 million in cash to satisfy its obligation to post Initial margin.  The FHLBNY and the DCOs were also exposed to the extent of the failure to timely deliver VM, which is typically exchanged one day following the execution of a cleared derivative, and we have concluded the credit exposure was not significant for the FHLBNY at September 30, 2017 and December 31, 2016.

The FHLBNY is also exposed to the risk of derivative counterparties failing to return cash collateral on uncleared transactions deposited with counterparties, and Initial margin deposited with DCOs (on cleared transactions) due to counterparty bankruptcy or other similar scenarios.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties, including the DCO, holding the FHLBNY’s cash as posted collateral and pledged securities, were analyzed from a credit performance perspective, and based on credit analysis and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,568,666	$689,352	$280,852
Interest rate swaps-cash flow hedges	2,259,000	14,074	64,581
Total derivatives in hedging instruments	73,827,666	703,426	345,433

Derivatives not designated as hedging instruments
Interest rate swaps	24,608,555	16,975	35,691
Interest rate caps or floors	2,698,000	1,435	—
Mortgage delivery commitments	27,632	15	41
Other (b)	368,000	4,721	4,338
Total derivatives not designated as hedging instruments	27,702,187	23,146	40,070

Total derivatives before netting, collateral adjustments and variation margin	$101,529,853	726,572	385,503
Variation margin		(217,687)	—
Total derivatives before netting and collateral adjustments		508,885	385,503
Netting adjustments and cash collateral (c)		(383,336)	(285,047)
Total derivative assets and liabilities in the Statements of Condition		$125,549	$100,456
Security collateral received from counterparty (d)		$(104,886)
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		239,891
Net security		$135,005
Net exposure		$260,554

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$63,333,846	$670,694	$344,126
Interest rate swaps-cash flow hedges	1,934,000	17,719	68,793
Total derivatives in hedging instruments	65,267,846	688,413	412,919

Derivatives not designated as hedging instruments
Interest rate swaps	26,125,822	27,993	26,405
Interest rate caps or floors	2,698,000	5,214	—
Mortgage delivery commitments	28,447	60	100
Other (b)	258,000	4,804	4,479
Total derivatives not designated as hedging instruments	29,110,269	38,071	30,984

Total derivatives before netting and collateral adjustments	$94,378,115	726,484	443,903
Netting adjustments and cash collateral (c)		(397,609)	(298,918)
Net after cash collateral reported on the Statements of Condition		$328,875	$144,985
Security collateral received from counterparty (d)		(104,470)
Net exposure		$224,405

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

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY were $132.7 million and $354.7 million at September 30, 2017 and December 31, 2016, and were included in Netting adjustments in Derivative assets reported in the Statements of Condition.  Cash collateral posted by the FHLBNY to derivative counterparties were $34.4 million and $256.0 million at September 30, 2017 and December 31, 2016 and were included in Netting adjustments in Derivative liabilities reported in the Statements of Condition.  Until December 31, 2016, variation margin on cleared derivatives were accounted as cash collateral and included in the netting adjustments.  Beginning January 1, 2017, variation margin exchanged with the CME, a DCO, is considered as a settlement of the fair value of the open derivative contract.

(d)         Security collateral are not permitted to be offset, but would be eligible for offsetting to the extent an event of default occurred.  Amounts represent U.S. Treasury securities pledged as collateral at September 30, 2017.  Counterparties had also pledged U.S. Treasury securities $104.9 million at September 30, 2017 and $104.5 million at December 31, 2016 to mitigate our fair value exposures.  At September 30, 2017, the FHLBNY had pledged $239.9 million to fulfill the FHLBNY’s Initial margin obligations to a DCO.

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

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,
	2017				2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$44,549	$(44,054)	$495	$(29,188)	$279,555	$(279,684)	$(129)	$(86,488)
Consolidated obligation bonds	1,026	(1,255)	(229)	121	(72,679)	74,858	2,179	22,136
Net gains (losses) related to fair value hedges	45,575	(45,309)	266	$(29,067)	206,876	(204,826)	2,050	$(64,352)
Cash flow hedges	141		141	$(7,618)	(2)		(2)	$(8,673)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(3,433)		(3,433)		(2,626)		(2,626)
Caps or floors	(178)		(178)		(474)		(474)
Mortgage delivery commitments	200		200		90		90
Swaps economically hedging instruments designated under FVO	1,020		1,020		(4,625)		(4,625)
Accrued interest-swaps (a)	1,535		1,535		(122)		(122)
Net losses related to derivatives not designated as hedging instruments	(856)		(856)		(7,757)		(7,757)
Price alignment - cleared swaps settlement to market	(792)		(792)		—		—
Net gains (losses) on derivatives and hedging activities	$44,068	$(45,309)	$(1,241)		$199,117	$(204,826)	$(5,709)

	Nine months ended September 30,
	2017				2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$54,890	$(53,644)	$1,246	$(128,149)	$(259,746)	$259,676	$(70)	$(324,790)
Consolidated obligation bonds	11,691	(14,302)	(2,611)	15,729	145,924	(142,519)	3,405	78,036
Net gains (losses) related to fair value hedges	66,581	(67,946)	(1,365)	$(112,420)	(113,822)	117,157	3,335	$(246,754)
Cash flow hedges	332		332	$(23,691)	(49)		(49)	$(26,694)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	3,913		3,913		(2,715)		(2,715)
Caps or floors	(3,784)		(3,784)		(4,209)		(4,209)
Mortgage delivery commitments	639		639		958		958
Swaps economically hedging instruments designated under FVO	4,765		4,765		7,204		7,204
Accrued interest-swaps (a)	(3,792)		(3,792)		(7,932)		(7,932)
Net gains (losses) related to derivatives not designated as hedging instruments	1,741		1,741		(6,694)		(6,694)
Price alignment - cleared swaps settlement to market	(2,067)		(2,067)		—		—
Net gains (losses) on derivatives and hedging activities	$66,587	$(67,946)	$(1,359)		$(120,565)	$117,157	$(3,408)

(a)              Derivative gains and losses from interest rate swaps that did not qualify as hedges under ASC 815 accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swaps.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2017				2016
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$184	Interest Expense	$(301)	$141	$35	Interest Expense	$(490)	$(2)
Consolidated obligation discount notes (b)	5,197	Interest Expense	—	—	19,521	Interest Expense	—	—
	$5,381		$(301)	$141	$19,556		$(490)	$(2)

	Nine months ended September 30,
	2017				2016
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$(237)	Interest Expense	$(904)	$332	$(1,649)	Interest Expense	$(1,638)	$(49)
Consolidated obligation discount notes (b)	1,918	Interest Expense	—	—	(58,394)	Interest Expense	—	—
	$1,681		$(904)	$332	$(60,043)		$(1,638)	$(49)

(a)                  Cash flow hedges of anticipated issuance of consolidated obligation bonds

Changes in period recognized in AOCI — Amounts reported typically represent fair value gains and losses recorded in AOCI under this cash flow hedge strategy during the periods in this report on hedging contracts, which may be closed or still outstanding at the balance sheet dates.  Open swap contracts under this hedging strategy were notional amounts of $30.0 million at September 30, 2017 and $95.0 million at December 31, 2016.  There were no open contracts at September 30, 2016.  Amounts recorded were adjusted for any hedge ineffectiveness on the contracts.  In the third quarter of 2017, contracts executed resulted in the recognition in AOCI of net unrecognized gains of $184 thousand (net of ineffectiveness), compared to deminimis amount of net unrecognized gains in the same period in 2016.  On a year-to-date basis at September 30, net amounts recorded in AOCI were unrecognized losses of $237 thousand in the 2017 period, compared to net losses of $1.6 million in the 2016 period.  When a cash flow hedge is closed, the fair value gain or loss on the derivative is recorded in AOCI, and is amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI (See “Amount Reclassified to Earnings”).  The balance in AOCI of the cumulative net unrecognized gains from hedges of anticipatory issuance strategy was $3.0 million at September 30, 2017, compared to a net gain of $2.3 million at December 31, 2016.

Amount Reclassified to Earnings — Amounts represent amortization of unrecognized losses from previously closed contracts that were recorded as a yield adjustment to interest expense and an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Ineffectiveness arising from cash flow hedges executed under this strategy was a net gain of $141 thousand in the third quarter of 2017, compared to a net loss of $2 thousand in the same period in 2016.  On a year-to-date basis at September 30, ineffectiveness was a net gain of $332 thousand in 2017, compared to a net loss of $49 thousand in the same period in 2016.  Ineffectiveness is recorded in earnings as a gain or loss from derivative activities in Other income, while the effective portion is recorded in AOCI.  Amounts recorded in AOCI are subsequently reclassified prospectively as a yield adjustment to debt expense over the term of the debt.

(b)                  Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in this cash flow hedging strategy (Rolling issuances of discount notes).  Open swap contracts under this strategy were notional amounts of $2.2 billion at September 30, 2017, $1.6 billion at September 30, 2016 and $1.8 billion at December 31, 2016.  The fair values changes recorded in AOCI were net unrealized gains of $5.2 million and $1.9 million in the three and nine months ended September 30, 2017, compared to net unrealized gains of $19.5 million and net unrealized losses of $58.4 million in the same periods in the prior year.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses in rolling issuances strategy was $47.4 million at September 30, 2017, $143.6 million at September 30, 2016 and $49.3 million at December 31, 2016.  For more information, see Rollforward table below.

(c)                  Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	September 30, 2017		December 31, 2016
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(49,312)	$2,294	$(85,222)	$(5,815)
Changes in fair values	1,918	—	35,910	—
Amount reclassified	—	904	—	2,127
Fair Value - closed contract	—	(406)	—	4,202
Fair Value - open contract	—	169	—	1,780
Ending balance	$(47,394)	$2,961	$(49,312)	$2,294

Notional amount of swaps outstanding	$2,229,000	$30,000	$1,839,000	$95,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.2 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 17.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2017
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$216,246	$216,246	$216,246	$—	$—	$—
Securities purchased under agreements to resell	2,050,000	2,049,990	—	2,049,990	—	—
Federal funds sold	11,130,000	11,129,959	—	11,129,959	—	—
Trading securities	270,817	270,817	239,891	30,926	—	—
Available-for-sale securities	603,981	603,981	47,368	556,613	—	—
Held-to-maturity securities	17,741,473	17,888,674	—	16,565,569	1,323,105	—
Advances	113,080,740	113,114,083	—	113,114,083	—	—
Mortgage loans held-for-portfolio, net	2,881,350	2,884,096	—	2,884,096	—	—
Accrued interest receivable	216,246	216,246	—	216,246	—	—
Derivative assets	125,549	125,549	—	508,885	—	(383,336)
Other financial assets	599	599	—	—	599	—

Liabilities
Deposits	1,441,088	1,441,087	—	1,441,087	—	—
Consolidated obligations
Bonds	100,893,111	100,836,723	—	100,836,723	—	—
Discount notes	37,681,237	37,680,914	—	37,680,914	—	—
Mandatorily redeemable capital stock	20,342	20,342	20,342	—	—	—
Accrued interest payable	157,775	157,775	—	157,775	—	—
Derivative liabilities	100,456	100,456	—	385,503	—	(285,047)
Other financial liabilities	78,150	78,150	78,150	—	—	—

	December 31, 2016
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$151,769	$151,769	$151,769	$—	$—	$—
Securities purchased under agreements to resell	7,150,000	7,149,882	—	7,149,882	—	—
Federal funds sold	6,683,000	6,682,915	—	6,682,915	—	—
Trading securities	131,151	131,151	—	131,151	—	—
Available-for-sale securities	697,812	697,812	41,718	656,094	—	—
Held-to-maturity securities	16,022,293	16,146,971	—	14,831,668	1,315,303	—
Advances	109,256,625	109,285,876	—	109,285,876	—	—
Mortgage loans held-for-portfolio, net	2,746,559	2,730,328	—	2,730,328	—	—
Loans to other FHLBanks	255,000	254,998	—	254,998	—	—
Accrued interest receivable	163,379	163,379	—	163,379	—	—
Derivative assets	328,875	328,875	—	726,484	—	(397,609)
Other financial assets	1,653	1,653	—	—	1,653	—

Liabilities
Deposits	1,240,749	1,240,719	—	1,240,719	—	—
Consolidated obligations
Bonds	84,784,664	84,702,084	—	84,702,084	—	—
Discount notes	49,357,894	49,355,575	—	49,355,575	—	—
Mandatorily redeemable capital stock	31,435	31,435	31,435	—	—	—
Accrued interest payable	130,178	130,178	—	130,178	—	—
Derivative liabilities	144,985	144,985	—	443,903	—	(298,918)
Other financial liabilities	67,670	67,670	67,670	—	—	—

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2017.  Until March 31, 2017, the FHLBNY employed four pricing vendors; one pricing vendor merged into an existing vendor during the second quarter of 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the three pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster at September 30, 2017 and December 31, 2016, each price must fall within 7 points of the median price for residential PLMBS and within 2 points at September 30, 2017 and December 31, 2016 of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At September 30, 2017 and December 31, 2016, no held-to-maturity private-label MBS was deemed OTTI that would have also required the OTTI security to be written down to its fair value.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Grantor trusts — The FHLBNY has grantor trusts, which invest in money market, equity and fixed income and bond funds.  Investments in the trusts are classified as AFS.  Daily net asset values (“NAVs”) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2017 and December 31, 2016.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At September 30, 2017 and December 31, 2016, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At September 30, 2017 and December 31, 2016, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the nine months ended September 30, 2017, certain loans that were delinquent for 180 days or more had been charged-off, and the partially charged off loans were recorded at their fair values of $2.0 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2017 and December 31, 2016.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2017 and December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2017 and December 31, 2016, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“ORE”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,926	$—	$30,926	$—	$—
U.S. treasury securities	239,891	239,891	—	—	—
GSE/U.S. agency issued MBS	556,613	—	556,613	—	—
Equity and bond funds	47,368	47,368	—	—	—
Advances (to the extent FVO is elected)	2,707,057	—	2,707,057	—	—
Derivative assets (a)
Interest-rate derivatives	125,534	—	508,870	—	(383,336)
Mortgage delivery commitments	15	—	15	—	—

Total recurring fair value measurement - assets	$3,707,404	$287,259	$3,803,481	$—	$(383,336)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(268,762)	$—	$(268,762)	$—	$—
Bonds (to the extent FVO is elected) (b)	(29,880)	—	(29,880)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(100,415)	—	(385,462)	—	285,047
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(399,098)	$—	$(684,145)	$—	$285,047

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,969	$—	$30,969	$—	$—
U.S. treasury securities	100,182	—	100,182	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	656,094	—	656,094	—	—
Equity and bond funds	41,718	41,718	—	—	—
Advances (to the extent FVO is elected)	9,873,157	—	9,873,157	—	—
Derivative assets (a)
Interest-rate derivatives	328,815	—	726,424	—	(397,609)
Mortgage delivery commitments	60	—	60	—	—

Total recurring fair value measurement - assets	$11,030,995	$41,718	$11,386,886	$—	$(397,609)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,228,412)	$—	$(12,228,412)	$—	$—
Bonds (to the extent FVO is elected) (b)	(2,052,513)	—	(2,052,513)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(144,885)	—	(443,803)	—	298,918
Mortgage delivery commitments	(100)	—	(100)	—	—

Total recurring fair value measurement - liabilities	$(14,425,910)	$—	$(14,724,828)	$—	$298,918

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	September 30, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,041	$—	$2,041	$—
Real estate owned	759	—	—	759
Total non-recurring assets at fair value	$2,800	$—	$2,041	$759

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,496	$—	$3,496	$—
Real estate owned	1,089	—	—	1,089
Total non-recurring assets at fair value	$4,585	$—	$3,496	$1,089

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — No held-to-maturity PLMBS was determined to be OTTI at September 30, 2017.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 7.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the nine months ended September 30, 2017, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their collateral values of $2.0 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.8 million were recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2017, December 31, 2016, and September 30, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2017	2016	2017	2016	2017	2016
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$2,741,800	$7,852,951	$(399,794)	$(3,577,048)	$(3,679,025)	$(10,665,920)
New transactions elected for fair value option	—	5,920,079	—	(120,350)	(268,375)	(10,209,650)
Maturities and terminations	(35,079)	(3,317,204)	369,000	1,899,820	3,670,424	4,653,133
Net (losses) gains on financial instruments held under fair value option	(174)	8,536	(148)	321	(1,154)	(1,584)
Change in accrued interest/unaccreted balance	510	2,780	1,062	1,720	9,368	(7,949)

Balance, end of the period	$2,707,057	$10,467,142	$(29,880)	$(1,795,537)	$(268,762)	$(16,231,970)

	Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$9,873,157	$9,532,553	$(2,052,513)	$(13,320,909)	$(12,228,412)	$(12,471,868)
New transactions elected for fair value option	5,000,000	7,304,504	—	(1,545,300)	(3,938,799)	(20,509,580)
Maturities and terminations	(12,159,568)	(6,390,444)	2,019,550	13,076,295	15,875,322	16,764,416
Net (losses) gains on financial instruments held under fair value option	(3,726)	16,850	51	(11,581)	337	(9,990)
Change in accrued interest/unaccreted balance	(2,806)	3,679	3,032	5,958	22,790	(4,948)

Balance, end of the period	$2,707,057	$10,467,142	$(29,880)	$(1,795,537)	$(268,762)	$(16,231,970)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2017			2016
	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$10,232	$(174)	$10,058	$18,441	$8,536	$26,977

	Nine months ended September 30,
	2017			2016
	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$44,442	$(3,726)	$40,716	$54,237	$16,850	$71,087

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Three months ended September 30,
	2017			2016
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(412)	$(148)	$(560)	$(3,320)	$321	$(2,999)
Consolidated obligation discount notes	(3,206)	(1,154)	(4,360)	(16,591)	(1,584)	(18,175)
	$(3,618)	$(1,302)	$(4,920)	$(19,911)	$(1,263)	$(21,174)

	Nine months ended September 30,
	2017			2016
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(5,069)	$51	$(5,018)	$(19,698)	$(11,581)	$(31,279)
Consolidated obligation discount notes	(25,162)	337	(24,825)	(37,344)	(9,990)	(47,334)
	$(30,231)	$388	$(29,843)	$(57,042)	$(21,571)	$(78,613)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2017			December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$2,700,000	$2,707,057	$7,057	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$30,000	$29,880	$(120)	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	268,375	268,762	387	12,204,898	12,228,412	23,514
	$298,375	$298,642	$267	$14,254,448	$14,280,925	$26,477

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

Note 18.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of September 30, 2017 and December 31, 2016.

Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Outstanding standby letters of credit were approximately $15.4 billion at September 30, 2017, with original terms of up to three years, and final expiration in 2020.  The balance was $12.8 billion at December 31, 2016.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $0.8 million as of September 30, 2017 and December 31, 2016.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $27.6 million and $28.4 million of mortgage loans at September 30, 2017 and December 31, 2016.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

Advances to members — No members had conditional agreements at either September 30, 2017 or December 31, 2016 to borrow through advances with the FHLBNY.

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

In aggregate, the FHLBNY had posted $34.4 million and $256.0 million in cash with derivative counterparties, including the DCOs at September 30, 2017 and December 31, 2016.  In addition, the FHLBNY had pledged $239.9 million in securities to derivative counterparties at September 30, 2017.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged $6.0 million of mortgage-backed securities to the FDIC to collateralize deposit placed by the FDIC at September 30, 2017.

The following table summarizes contractual obligations and contingencies as of September 30, 2017 (in thousands):

	September 30, 2017
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$83,478,820	$10,421,165	$2,441,100	$4,082,355	$100,423,440
Consolidated obligation discount notes at par	37,723,704	—	—	—	37,723,704
Mandatorily redeemable capital stock (a)	13,634	1,292	458	4,958	20,342
Premises (lease obligations) (b)	4,783	9,144	9,073	51,081	74,081
Other liabilities (c)	120,599	8,346	6,580	54,967	190,492

Total contractual obligations	121,341,540	10,439,947	2,457,211	4,193,361	138,432,059

Other commitments
Standby letters of credit	15,364,481	7,525	—	—	15,372,006
Consolidated obligation bonds/discount notes traded not settled	1,013,000	—	—	—	1,013,000
Open delivery commitments (MPF)	27,632	—	—	—	27,632

Total other commitments	16,405,113	7,525	—	—	16,412,638

Total obligations and commitments	$137,746,653	$10,447,472	$2,457,211	$4,193,361	$154,844,697

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

(c)    Includes accounts payable and accrued expenses, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.  Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material.  For more information about employee retirement plans in general, see Note 15. Employee Retirement Plans.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2017 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2017 and in the same period in the prior year.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance, the issuing agent, on trade date of the change in primary obligor for the transferred debt.

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

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $12.4 million and $15.5 million at September 30, 2017 and December 31, 2016.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2017, compared to $0.5 million and $1.6 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At September 30, 2017 and December 31, 2016, outstanding notional amounts were $184.0 million and $129.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2017 and December 31, 2016 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the nine months ended September 30, 2017 and 2016, overnight loans extended to other FHLBanks were $0.7 billion and $0.9 billion.  In the three months ended September 30, 2017, overnight loans extended to other FHLBanks totalled $0.2 billion.  There was no loan made in the three months ended September 30, 2016.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and nine months ended September 30, 2017 and in the same periods in the prior year, there were no borrowings from other FHLBanks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash and Due from Banks

Compensating cash balances were held at Citibank, a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances with related parties at September 30, 2017 and December 31, 2016, and transactions for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	September 30, 2017	December 31, 2016
	Related	Related
Assets
Advances	$113,080,740	$109,256,625
Loans to other FHLBanks	—	255,000
Accrued interest receivable	172,306	126,026

Liabilities and capital
Deposits	$1,441,088	$1,240,749
Mandatorily redeemable capital stock	20,342	31,435
Accrued interest payable	433	68
Affordable Housing Program (a)	126,376	125,062
Other liabilities (b)	78,150	67,670

Capital	$7,738,078	$7,624,081

(a)           Represents funds not yet allocated or disbursed to AHP programs.

(b)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	Related	Related	Related	Related
Interest income
Advances	$428,927	$235,232	$1,107,004	$636,655
Interest-bearing deposits (a)	2	—	2	—
Mortgage loans held-for-portfolio (b)	—	1	—	1
Loans to other FHLBanks	6	—	26	15

Interest expense
Deposits	$5,944	$836	$10,831	$2,126
Mandatorily redeemable capital stock	312	370	955	993

Service fees and other	$2,950	$2,421	$8,835	$8,144

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

On October 2, 2017, Astoria Financial Corporation (“Astoria”), a member of the FHLBNY, completed its previously announced merger into Sterling Bancorp (“Sterling”), also a member of the FHLBNY.  At September 30, 2017, advance balances outstanding with Sterling and Astoria were $3.0 billion and $1.6 billion.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at September 30, 2017, December 31, 2016 and September 30, 2016 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2017
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$36,350,000	32.13%	$128,745	38.99%	$308,580	35.37%
Metropolitan Life Insurance Company	New York	NY	14,445,000	12.77	57,653	17.46	162,418	18.62
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,280,600	9.97	46,260	14.01	135,048	15.48
New York Commercial Bank	Westbury	NY	273,900	0.24	959	0.29	2,863	0.33
Subtotal New York Community Bancorp, Inc.			11,554,500	10.21	47,219	14.30	137,911	15.81
HSBC Bank USA, National Association (c)	Mc Lean	VA	4,900,000	4.33	19,592	5.93	54,119	6.20
Investors Bank (b)	Short Hills	NJ	4,349,145	3.84	21,101	6.39	62,333	7.15
Valley National Bank (b)	Wayne	NJ	3,072,000	2.72	14,238	4.31	38,298	4.39
Sterling National Bank	Montebello	NY	3,016,000	2.67	8,485	2.57	19,064	2.19
AXA Equitable Life Insurance Company	New York	NY	2,715,415	2.40	13,730	4.16	37,317	4.28
Signature Bank	New York	NY	2,545,023	2.25	9,626	2.92	25,399	2.91
New York Life Insurance Company	New York	NY	2,225,000	1.97	9,804	2.97	26,858	3.08
Total			$85,172,083	75.29%	$330,193	100.00%	$872,297	100.00%

(a)    Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)    At September 30, 2017, officer of member bank also served on the Board of Directors of the FHLBNY.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in Part I, Item 1A. Risk Factors in the Bank’s most recent Form 10-K filed on March 22, 2017, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	59 - 60
1.1 - 1.16	Results of Operations	61 - 77
2.1	Assessments	77
3.1	Financial Condition	78
4.1 - 4.7	Advances	80 - 83
5.1 - 5.8	Investments	84 - 88
6.1 - 6.5	Mortgage Loans	89 - 91
7.1 - 7.10	Consolidated Obligations	92 - 95
8.1 - 8.3	Capital	95 - 96
9.1 - 9.8	Derivatives	97 - 102
10.1 - 10.3	Liquidity	103 - 104
10.4	Short-Term Debt	105

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

2017 Third Quarter Highlights

Net Income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income/(loss), less Other Expenses, and Assessments set aside for the FHLBNY’s Affordable Housing Program.

2017 third quarter Net income was $133.7 million, an increase of $30.4 million, or 29.4%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net Interest Income — 2017 third quarter Net interest income was $180.5 million, an increase of $40.9 million, or 29.3%, from the same quarter in the prior year.  Net interest spread was 40 basis points in the third quarter of 2017, unchanged from the same quarter in the prior year.

2017 third quarter Net interest income benefited from higher average earning assets, which grew to $155.2 billion, up from $127.4 billion in the same quarter in the prior year.  Average advance balances were $113.2 billion in the third quarter of 2017, compared to $95.8 billion in the same quarter in 2016.  In the third quarter of 2017, LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.

Other Income (Loss) — 2017 third quarter Other Income/(loss) reported a gain of $0.7 million, compared to a gain of $3.3 million in the same quarter in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.4 million in the current year third quarter, compared to $2.6 million in the prior year third quarter.

•                  Financial instruments carried at fair values reported a net valuation loss of $1.5 million in the current year third quarter, compared to a net gain of $7.3 million in the prior year third quarter.

•                  Derivative and hedging activities reported a net loss of $1.2 million in the current year third quarter, compared to a net loss of $5.7 million in the prior year third quarter.

Other Expenses were $32.8 million in the current year third quarter, compared to $27.9 million in the prior year third quarter.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $10.6 million in the current year third quarter, up from $7.9 million in the prior year third quarter.

•                  Compensation and benefits expenses were $18.7 million in the current year third quarter, up from $17.0 million in the prior year third quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.5 million in the current year third quarter, compared to $3.0 million in the prior year third quarter.

AHP Assessments allocated from net income were $14.9 million in the current year third quarter, compared to $11.5 million in the prior year third quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend Payments — A quarterly cash dividend of $1.37 per share of capital (5.50% annualized) was paid in the three months ended September 30, 2017, compared to $1.18 per share of capital stock (4.75% annualized) paid in the same period in 2016.

Financial Condition — September 30, 2017 compared to December 31, 2016

Total assets increased to $148.3 billion at September 30, 2017 from $143.6 billion at December 31, 2016, an increase of $4.7 billion, or 3.3%.

Cash at banks was $216.2 million at September 30, 2017, compared to $151.8 million at December 31, 2016.

Money Market investments at September 30, 2017 were $11.1 billion in federal funds sold and $2.1 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.

Advances — Par balances increased at September 30, 2017 to $113.1 billion, compared to $109.2 billion at December 31, 2016.  Short-term fixed-rate advances grew by 63.2% to $17.7 billion at September 30, 2017, up from $10.8 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 16.6% to $35.6 billion at September 30, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2.0%, is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $556.6 million, compared to $656.1 million at December 31, 2016.  We own grantor trusts that invests in highly-liquid registered mutual funds that are classified as AFS; funds were carried on the balance sheet at fair values of $47.4 million at September 30, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at September 30, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.   GSE securities were recorded at amortized cost.  Private-label issued mortgage-backed securities (“PLMBS”) were carried at amortized cost, adjusted for credit and non-credit OTTI.  Investments in mortgage-backed securities, including PLMBS, were $16.6 billion at September 30, 2017 and $15.0 billion at December 31, 2016.  Investments in PLMBS were less than 2.0% of the HTM portfolio of mortgage-backed securities.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, management approved a trading portfolio to meet short-term contingency liquidity needs.  We will invest in highly liquid U.S. Treasury and GSE issued securities.  Trading investments are carried at fair value and changes recorded through earnings.  At September 30, 2017, trading investments were $239.9 million in U.S. Treasury bills and $30.9 million in GSE securities; we made use of the treasury bills to post as margin to derivative counterparties at September 30, 2017.  At December 31, 2016, trading investments were $100.2 million in U.S. Treasury notes and $31.0 million in GSE securities.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.8 billion at September 30, 2017, a net increase of $133.1 million from the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At September 30, 2017, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $761.0 million.  To support $148.3 billion of total assets at September 30, 2017, the minimum required total capital was $5.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.8 billion, exceeding required total capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at September 30, 2017 included $164.2 million as demand cash balances at the Federal Reserve Bank of New York , $50.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $13.2 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury securities and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2017 Net income to be a little higher than Net income earned in 2016, despite the $70.0 million litigation settlement paid to Lehman Brothers Special Financing in the second quarter of 2017.  We expect the favorable funding condition to continue through 2017, specifically for consolidated obligation discount notes and short- and intermediate-term consolidated obligation floating-rate bonds.

Advances — We project continued strong demand from our membership and a stable book of advance business through 2017.  The pace of balance sheet growth in the periods in this report was primarily driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2017.  Three members’ advance borrowings exceeded approximately 10.0% of total advances outstanding — Citibank, N.A. 32.1% at September 30, 2017 (30.7% at December 31, 2016), Metropolitan Life Insurance Company 12.8% at September 30, 2017 (13.2% at December 31, 2016), and New York Community Bank/New York Commercial Bank 10.2% at September 30, 2017 (10.7% at December 31, 2016).

We expect continued demand for variable-rate advances and short-term fixed-rate advances.  We expect limited demand for large, intermediate- and long-term advances because many members have adequate liquidity.  Member banks are also likely to develop liquidity strategies to address regulatory liquidity frameworks, and those strategies may lead certain member banks to prepay advances ahead of their maturities.  Because of the complex interactions among a number of factors driving large banking institutions to address regulatory liquidity guidance, we are unable to predict future trends particularly with respect to borrowings by our larger members.  When advances are prepaid, we receive prepayment penalty fees to make us economically whole, and the FHLBNY’s earnings may not be adversely impacted in the periods when prepayments occur, but may impact revenue streams in future periods.

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

Other Developments

Puerto Rico Bankruptcy

Our district is comprised of the states of New Jersey and New York, as well as Puerto Rico and the U.S. Virgin Islands.  On May 3, 2017, the Commonwealth of Puerto Rico filed for bankruptcy protection under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, or “PROMESA”. The FHLBNY does not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all FHLBNY customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members was immaterial, compared to total outstanding advances as of September 30, 2017.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the FHLBNY’s credit or business activities.

Impact of 2017 natural disasters-The following summarizes our ongoing evaluation of the impact of the recent natural disasters on our financial performance and condition in our major asset categories.

1.              Advances - While our evaluation is ongoing, our initial view is that our members who have pledged mortgage loans as collateral located within FEMA-designated disaster areas, will continue to have adequate collateral to cover their outstanding advances.

2.              Mortgage Loans - In addition, within these FEMA-designated disaster areas, we own mortgage loans under the Mortgage Partnership Finance program (“MPF”).  The FHLBanks, including the FHLBNY, under the direction of the FHFA, are extending forbearance to MPF borrowers for 90 days.  With this forbearance and because some of the MPF collateral may have suffered uninsured flood and disaster related damage, we continue to evaluate whether credit losses may be higher than our historical experience from MPF loans.

3.              We also own mortgage-backed securities with underlying loans on properties that may be located in these FEMA-designated disaster areas; these securities were issued and guaranteed by Fannie Mae and Freddie Mac, and therefore believe we will not incur losses on these securities.

In summary, we believe that our total potential exposure in FEMA- designated disaster areas in the continental United States, Puerto Rico and the U.S. Virgin Islands will be relatively limited and will not be material to our financial condition, results of operations, and cash flows.

Potential Phase-out of LIBOR-The United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the U.K., has stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s).  Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (“ISDA”), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s).  As noted throughout this report in the Form 10-Q, many of our assets and liabilities are indexed to LIBOR, and almost all our derivative positions are also indexed to LIBOR.  It is unclear what the overall financial impact of these developments will be to our financial operations.  We will continue to monitor and assess future developments, including any proposals for alternative reference rates.

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2017	2017	2017	2016	2016

Investments (a)	$31,796	$33,647	$36,925	$30,939	$28,750
Advances	113,081	117,934	101,428	109,257	102,840
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,881	2,848	2,787	2,747	2,686
Total assets	148,349	155,529	141,801	143,606	134,992
Deposits and borrowings	1,441	1,928	1,288	1,241	1,574
Consolidated obligations, net
Bonds	100,893	87,559	86,143	84,785	70,695
Discount notes	37,681	57,331	46,162	49,358	54,631
Total consolidated obligations	138,574	144,890	132,305	134,143	125,326
Mandatorily redeemable capital stock	20	21	21	31	29
AHP liability	126	121	118	125	117
Capital
Capital stock	6,318	6,757	5,973	6,308	6,023
Retained earnings
Unrestricted	1,048	1,026	995	1,029	1,002
Restricted	450	423	400	383	359
Total retained earnings	1,498	1,449	1,395	1,412	1,361
Accumulated other comprehensive loss	(78)	(86)	(76)	(96)	(192)
Total capital	7,738	8,120	7,292	7,624	7,192
Equity to asset ratio (c)(j)	5.22%	5.22%	5.14%	5.31%	5.33%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2017	2017	2017	2016	2016	2017	2016

Investments (a)	$39,268	$35,051	$35,309	$30,277	$28,636	$36,557	$29,021
Advances	113,185	105,880	106,463	105,431	95,802	108,534	93,101
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,867	2,819	2,769	2,726	2,652	2,819	2,599
Total assets	155,951	144,693	145,425	139,433	128,280	148,729	125,844
Interest-bearing deposits and other borrowings	2,437	1,542	1,451	1,480	1,489	1,813	1,415
Consolidated obligations, net
Bonds	98,178	88,006	86,333	77,979	70,134	90,882	71,561
Discount notes	46,664	46,526	49,092	51,233	48,475	47,419	44,922
Total consolidated obligations	144,842	134,532	135,425	129,212	118,609	138,301	116,483
Mandatorily redeemable capital stock	20	22	23	39	20	22	20
AHP liability	122	119	122	119	114	121	112
Capital
Capital stock	6,394	6,209	6,194	6,132	5,708	6,266	5,571
Retained earnings
Unrestricted	1,020	993	1,021	1,000	983	1,011	970
Restricted	433	407	392	367	346	411	327
Total retained earnings	1,453	1,400	1,413	1,367	1,329	1,422	1,297
Accumulated other comprehensive loss	(95)	(92)	(92)	(156)	(207)	(93)	(190)
Total capital	7,752	7,517	7,515	7,343	6,830	7,595	6,678

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2017	2017	2017	2016	2016	2017	2016
Net income	$134	$131	$70	$123	$103	$334 (k)	$278
Net interest income (d)	181	176	174	160	140	530 (k)	396
Dividends paid in cash (e)	84	77	87	72	64	248	187
AHP expense	15	14	8	14	12	37	31
Return on average equity (f)(g)(j)	6.84%	6.99%	3.75%	6.65%	6.02%	5.88%	5.57%
Return on average assets (g)(j)	0.34%	0.36%	0.19%	0.35%	0.32%	0.30%	0.30%
Other non-interest income (loss)	1	1	(66)	9	3	(64)	(2)
Operating expenses (h)	29	29	26	28	25	84	74
Finance Agency and Office of Finance expenses	4 (k)	3	4	3	3	11 (k)	10
Total other expenses	33	32	30	31	28	95	84
Operating expenses ratio (g)(i)(j)	0.07%	0.08%	0.07%	0.08%	0.08%	0.08%	0.08%
Earnings per share	$2.09	$2.11	$1.12	$2.00	$1.81	$5.33	$5.00
Dividends per share	$1.37	$1.23	$1.42	$1.26	$1.18	$4.02	$3.47
Headcount (Full/part time)	308	308	296	280	282	308	282

(a)             Investments include trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)             Allowances for credit losses were $0.9 million, $1.0 million, $1.1 million, $1.6 million and $1.4 million for the periods ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016.

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

(k)              Adjusted for rounding.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2017 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2017.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total interest income	$616,115	$344,596	$1,595,499	$962,187
Total interest expense	435,576	204,950	1,065,397	566,391
Net interest income before provision for credit losses	180,539	139,646	530,102	395,796
(Reversal)/Provision for credit losses on mortgage loans	(183)	236	(284)	1,708
Net interest income after provision for credit losses	180,722	139,410	530,386	394,088
Total other income (loss)	692	3,316	(63,989)	(1,456)
Total other expenses	32,777	27,857	94,935	83,204
Income before assessments	148,637	114,869	371,462	309,428
Affordable Housing Program Assessments	14,895	11,524	37,242	31,042
Net income	$133,742	$103,345	$334,220	$278,386

2017 Third Quarter Compared to 2016 Third Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income/(loss), less Other Expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

2017 third quarter Net income was $133.7 million, an increase of $30.4 million, or 29.4%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — 2017 third quarter Net interest income was $180.5 million, an increase of $40.9 million, or 29.3%, from the same quarter in the prior year.  Net interest spread was 40 basis points in the third quarter of 2017, unchanged from the same quarter in the prior year.

2017 third quarter Net interest income benefited from higher average earning assets, which grew to $155.2 billion, up from $127.4 billion in the same quarter in the prior year.  Average advance balances were $113.2 billion in the third quarter of 2017, compared to $95.8 billion in the same quarter in 2016.  In the third quarter of 2017, LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.

Other Income (Loss) — 2017 third quarter Other Income/(loss) reported a gain of $0.7 million, compared to a gain of $3.3 million in the same quarter in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.4 million in the current year third quarter, compared to $2.6 million in the prior year third quarter.

•                  Financial instruments carried at fair values reported a net valuation loss of $1.5 million in the current year third quarter, compared to a net gain of $7.3 million in the prior year third quarter.  For more information, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 1.11 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $1.2 million in the current year third quarter, compared to a net loss of $5.7 million in the prior year third quarter.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 1.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

•                  Debt repurchases and transfers — No debt was repurchased or transferred in the third quarter of 2017.  In the prior year third quarter, the category reported a loss of $0.7 million.

Other Expenses were $32.8 million in the current year third quarter, compared to $27.9 million in the prior year third quarter.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $10.6 million in the current year third quarter, up from $7.9 million in the prior year third quarter.

•                  Compensation and benefits expenses were $18.7 million in the current year third quarter, up from $17.0 million in the prior year third quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.5 million in the current year third quarter, compared to $3.0 million in the prior year third quarter.

AHP assessments allocated from net income were $14.9 million in the current year third quarter, compared to $11.5 million in the prior year third quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended September 30, 2017 Compared to September 30, 2016

Net income for the nine months ended September 30, 2017 was $334.2 million, an increase of $55.8 million, or 20.1%, compared to the year-to-date period in the prior year.  The primary driver was the significant growth in Net interest income.

Net interest income was $530.1 million in the year-to-date period in the current year, an increase of $134.3 million, or 33.9%, from the same period in the prior year.

Net interest income benefited from higher average earning assets, which grew to $147.9 billion, up from $125.1 billion in the same year-to-date period in the prior year.  Average advance balances were $108.5 billion in the current year period, compared to $93.1 billion in the same period in 2016.  Relative to the prior year period, the higher prevailing interest rates improved yields on LIBOR-indexed variable-rate assets and federal funds sold.  Our funding costs were also higher in line with the rising rate environment, however, on a relative basis, cost of funding continued to be favorable, specifically the yields paid on Consolidated obligation discount notes and floating-rate bonds were at wider sub-LIBOR spreads.  These factors, taken together, improved Net interest spread to 42 basis points, an increase of 3 basis points from the same period in the prior year.

Other Income (Loss) — Other Income/(loss) reported a loss of $64.0 million in the year-to-date period in the current year, compared to a loss of $1.5 million in the prior year period.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss) in the first quarter of the current year period.

•                  Service fees and others were $10.7 million in the current year period, compared to $9.5 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $3.3 million in the current year period, compared to a net loss of $4.7 million in the prior year period.

•                  Derivative and hedging activities reported a net loss of $1.4 million in the current year period, compared to a net loss of $3.4 million in the prior year period.

•                  Debt repurchases and transfers — No debt was repurchased or transferred in the current year period.  In the prior year period, we recorded a loss of $2.8 million.

Other Expenses were $94.9 million in the year-to-date period in the current year, compared to $83.2 million in the prior year period:

•                  Operating expenses were $29.8 million in the current year period, up from $23.1 million in the prior year period.

•                  Compensation and benefits expenses were $54.7 million in the current year period, up from $50.7 million in the prior year period.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $10.5 million in the current year period, compared to $9.4 million in the prior year period.

AHP assessments allocated from net income were $37.2 million in the year-to-date period in the current year, compared to $31.0 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

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

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Total interest income (a)	$616,115	$344,596	78.79%	$1,595,499	$962,187	65.82%
Total interest expense (a)	435,576	204,950	NM	1,065,397	566,391	(88.10)
Net interest income before provision for credit losses (b) (c)	$180,539	$139,646	29.28%	$530,102	$395,796	33.93%

(a)         Total Interest Income and Total Interest Expense — See Tables 1.7 and 1.9 and accompany discussions.

(b)         Net interest income before provision for credit losses.

NM — Not meaningful

3rd Quarter 2017 vs 3rd Quarter 2016.

2017 third quarter Net interest income was $180.5 million, compared to $139.6 million in the same quarter in the prior year.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 40 basis points in the current year third quarter, unchanged from the same quarter in the prior year.  Net interest margin, a measure of margin efficiency and is calculated as Net interest income divided by average earning assets, was 46 basis points in the current year third quarter, compared to 44 basis points in the same quarter in the prior year.

Several factors contributed to the favorable increase in Net interest income.  Business volume increased period-over-period by $27.8 billion.  Earning assets averaged $155.2 billion in the third quarter of 2017, compared to $127.4 billion in same quarter in the prior year.  The continued favorable funding environment for the issuance of Consolidated obligation discount notes and shorter-term floating-rate bonds was another contributing factor.  For such debt, funding spreads widened relative to LIBOR indexed earning assets, specifically variable-rate ARC advances.  Yields improved for investments in the markets for federal funds and overnight repos, providing incremental earnings while allowing us to maintain higher liquidity for our members.  Another important contributing factor was the rising LIBOR, which resulted in a favorable change in interest cash flows exchanged with swap dealers on swaps that qualified under ASC 815 hedging rules.  In the current year third quarter, interest accruals and ASC 815 amortization effects, taken together, were a net charge to interest income of $36.7 million, significantly lower than the charge of $73.0 million in the same quarter in 2016, a period-over-period net benefit of $36.3 million.

Year-to-date 2017 vs Year-to-date 2016.

Net interest income for the year-to-date period ended September 30, 2017 was $530.1 million, compared to $395.8 million in the same period in the prior year.  Earning assets averaged $147.9 billion in the current year period, an increase of $22.8 million from the prior year period.  Net interest spread was 42 basis points in the current year period, 3 basis points higher than the prior year period.  Net interest income and net interest spread in the current period benefited from higher asset yields in a rising interest rate environment, and from a favorable funding environment for discount notes and floating-rate bonds.  ASC 815 interest accruals and hedging effects charged to Net interest income declined by $137.3 million in the current year period, also contributing to the period-over-period increase in Net interest income.

(c)          Net interest income from investing member capital.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest-bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $7.8 billion in the third quarter of the current year, compared to $7.0 billion in the same quarter in the prior year, and the increase was generally in line with the increase in advances borrowed by members.  On a year-to-date basis, average capital was $7.7 billion in the current period, compared to $6.9 billion in the same period in the prior year.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.

Impact of Qualifying Hedges on Net Interest Income — 2017 Periods Compared to 2016 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest Income	$645,303	$431,084	$1,723,648	$1,286,977
Net interest adjustment from interest rate swaps	(29,188)	(86,488)	(128,149)	(324,790)
Reported interest income	616,115	344,596	1,595,499	962,187

Interest Expense	428,079	218,413	1,057,435	617,733
Net interest adjustment from interest rate swaps and basis amortization	7,497	(13,463)	7,962	(51,342)
Reported interest expense	435,576	204,950	1,065,397	566,391

Net interest income	$180,539	$139,646	$530,102	$395,796

Net interest adjustment - interest rate swaps	$(36,685)	$(73,025)	$(136,111)	$(273,448)

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Interest Income Spread and Return on Earning Assets

	Three months ended September 30,
	2017			2016
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$180,539	0.46%	0.40%	$139,646	0.44%	0.40%
Interest (expense) income
Swaps not designated in a hedging relationship	1,516	0.01	0.01	(137)	—	—

Economic net interest income	$182,055	0.47%	0.41%	$139,509	0.44%	0.40%

	Nine months ended September 30,
	2017			2016
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$530,102	0.48%	0.42%	$395,796	0.42%	0.39%
Interest (expense) income
Swaps not designated in a hedging relationship	(3,846)	(0.01)	(0.01)	(7,955)	(0.01)	(0.01)

Economic net interest income	$526,256	0.47%	0.41%	$387,841	0.41%	0.38%

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

On an economic basis, interest accruals on such interest rate swaps would have increased net interest income by $1.5 million in the third quarter of 2017 and reduced net interest income by $0.1 million in the same period in 2016.  On a year-to-date basis, interest accruals on such interest rate swaps would have reduced net interest income by $3.8 million in the 2017 period, compared to $8.0 million in the same period in the prior year.

Yields and spreads are annualized.

Spread and Yield Analysis — 2017 Periods Compared to 2016 Periods

Table 1.5:                                       Spread and Yield Analysis

	Three months ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$113,185,495	$428,927	1.50%	$95,802,032	$235,232	0.98%
Interest bearing deposits and others	111,800	51	0.18	498,452	488	0.39
Federal funds sold and other overnight funds	20,983,543	60,884	1.15	13,164,033	13,151	0.40
Investments
Trading securities	202,035	548	1.08	—	—	NM
Mortgage-backed securities
Fixed	8,073,784	59,261	2.91	7,008,536	52,811	3.00
Floating	8,676,728	37,661	1.72	7,471,661	19,118	1.02
State and local housing finance agency obligations	1,115,210	4,936	1.76	817,978	2,325	1.13
Mortgage loans held-for-portfolio	2,867,194	23,841	3.30	2,651,888	21,471	3.22
Loans to other FHLBanks	2,174	6	1.18	—	—	NM

Total interest-earning assets	$155,217,963	$616,115	1.57%	$127,414,580	$344,596	1.08%

Funded By:
Consolidated obligation bonds
Fixed	$30,749,692	$117,612	1.52%	$38,341,666	$96,244	1.00%
Floating	67,428,405	183,519	1.08	31,791,974	48,706	0.61
Consolidated obligation discount notes	46,664,081	128,117	1.09	48,474,788	58,501	0.48
Interest-bearing deposits and other borrowings	2,438,461	6,016	0.98	1,476,002	1,129	0.30
Mandatorily redeemable capital stock	20,469	312	6.04	19,661	370	7.50

Total interest-bearing liabilities	147,301,108	435,576	1.17%	120,104,091	204,950	0.68%

Other non-interest-bearing funds	70,485	—		273,671	—
Capital	7,846,370	—		7,036,818	—

Total Funding	$155,217,963	$435,576		$127,414,580	$204,950

Net Interest Income/Spread		$180,539	0.40%		$139,646	0.40%

Net Interest Margin (Net interest income/Earning Assets)			0.46%			0.44%

	Nine months ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$108,534,164	$1,107,004	1.36%	$93,101,351	$636,655	0.91%
Interest bearing deposits and others	195,998	132	0.09	501,338	1,523	0.41
Federal funds sold and other overnight funds	18,802,355	132,670	0.94	13,664,748	37,841	0.37
Investments
Trading securities	97,762	762	1.04	—	—	NM
Mortgage-backed securities
Fixed	7,823,808	175,296	3.00	7,134,130	162,017	3.03
Floating	8,529,069	96,382	1.51	7,239,448	52,542	0.97
State and local housing finance agency obligations	1,098,103	13,129	1.60	821,044	6,528	1.06
Mortgage loans held-for-portfolio	2,818,957	70,098	3.32	2,599,414	65,066	3.34
Loans to other FHLBanks	4,432	26	0.79	5,474	15	0.37

Total interest-earning assets	$147,904,648	$1,595,499	1.44%	$125,066,947	$962,187	1.03%

Funded By:
Consolidated obligation bonds
Fixed	$32,948,317	$341,539	1.39%	$43,468,542	$291,773	0.90%
Floating	57,933,837	405,008	0.93	28,092,079	114,623	0.55
Consolidated obligation discount notes	47,418,588	306,871	0.87	44,921,933	155,882	0.46
Interest-bearing deposits and other borrowings	1,815,940	11,024	0.81	1,418,438	3,120	0.29
Mandatorily redeemable capital stock	21,981	955	5.81	19,546	993	6.79

Total interest-bearing liabilities	140,138,663	1,065,397	1.02%	117,920,538	566,391	0.64%

Other non-interest-bearing funds	77,788	—		278,812	—
Capital	7,688,197	—		6,867,597	—

Total Funding	$147,904,648	$1,065,397		$125,066,947	$566,391

Net Interest Income/Spread		$530,102	0.42%		$395,796	0.39%

Net Interest Margin (Net interest income/Earning Assets)			0.48%			0.42%

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

NM — Not meaningful

Rate and Volume Analysis — 2017 Periods Compared to 2016 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$48,489	$145,206	$193,695
Interest bearing deposits and others	(258)	(179)	(437)
Federal funds sold and other overnight funds	11,349	36,384	47,733
Investments
Trading securities	548	—	548
Mortgage-backed securities
Fixed	7,849	(1,399)	6,450
Floating	3,487	15,056	18,543
State and local housing finance agency obligations	1,031	1,580	2,611
Mortgage loans held-for-portfolio	1,779	591	2,370
Loans to other FHLBanks	6	—	6
Total interest income	74,280	197,239	271,519

Interest Expense
Consolidated obligation bonds
Fixed	(21,795)	43,163	21,368
Floating	79,642	55,171	134,813
Consolidated obligation discount notes	(2,265)	71,881	69,616
Deposits and borrowings	1,107	3,780	4,887
Mandatorily redeemable capital stock	15	(73)	(58)
Total interest expense	56,704	173,922	230,626
Changes in Net Interest Income	$17,576	$23,317	$40,893

	For the nine months ended
	September 30, 2017 vs. September 30, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$118,616	$351,733	$470,349
Interest bearing deposits and others	(611)	(780)	(1,391)
Federal funds sold and other overnight funds	18,531	76,298	94,829
Investments
Trading securities	762	—	762
Mortgage-backed securities
Fixed	15,478	(2,199)	13,279
Floating	10,623	33,217	43,840
State and local housing finance agency obligations	2,648	3,953	6,601
Mortgage loans held-for-portfolio	5,462	(430)	5,032
Loans to other FHLBanks	(3)	14	11
Total interest income	171,506	461,806	633,312

Interest Expense
Consolidated obligation bonds
Fixed	(82,445)	132,211	49,766
Floating	173,725	116,660	290,385
Consolidated obligation discount notes	9,116	141,873	150,989
Deposits and borrowings	1,086	6,818	7,904
Mandatorily redeemable capital stock	116	(154)	(38)
Total interest expense	101,598	397,408	499,006
Changes in Net Interest Income	$69,908	$64,398	$134,306

Interest Income — 2017 Periods Compared to 2016 Periods

Interest income from advances, investments in mortgage-backed securities and MPF loans, federal funds and repurchase agreements are our principal sources of income.  Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period.  Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging certain fixed-rate advances that were converted to floating-rate generally indexed to short-term LIBOR.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Interest Income
Advances (a)	$428,927	$235,232	82.34%	$1,107,004	$636,655	73.88%
Interest-bearing deposits	51	488	(89.55)	132	1,523	(91.33)
Securities purchased under agreements to resell (b)	10,481	1,632	NM	18,794	5,152	NM
Federal funds sold (b)	50,403	11,519	NM	113,876	32,689	NM
Trading securities	548	—	NM	762	—	NM
Mortgage-backed securities (c)
Fixed	59,261	52,811	12.21	175,296	162,017	8.20
Floating	37,661	19,118	96.99	96,382	52,542	83.44
State and local housing finance agency obligations	4,936	2,325	NM	13,129	6,528	NM
Mortgage loans held-for-portfolio (d)	23,841	21,471	11.04	70,098	65,066	7.73
Loans to other FHLBanks	6	—	NM	26	15	73.33

Total interest income	$616,115	$344,596	78.79%	$1,595,499	$962,187	65.82%

NM — Not meaningful.

Interest income in the third quarter of 2017 grew to $616.1 million, yielding 157 basis points, compared to $344.6 million at a yield of 108 basis points in the same period in 2016.

On a year-to-date basis, Interest income in the 2017 period grew to $1.6 billion, yielding 144 basis points, compared to $962.2 million at a yield of 103 basis points in the same period in 2016.

The primary factors driving changes in Interest income are summarized below:

(a)         Interest income from advances — The principal source of our revenues is interest income from advances.

3rd Quarter 2017 vs 3rd Quarter 2016

Interest income from advances grew to $428.9 million, yielding 150 basis points in the third quarter of 2017, compared to $235.2 million, at a yield of 98 basis points in the same period in 2016.

The higher interest rate environment in the current year quarter, specifically LIBOR, was the primary driver for the very favorable change in interest income.  The increase in interest income was also driven by higher transaction volume, as measured by average outstanding advances, which grew to $113.2 billion in the 2017 third quarter, compared to $95.8 billion in the same period in 2016, an increase of $17.4 billion.

The rising LIBOR contributed to a favorable change in interest cash flows exchanged with swap dealers on swaps that qualified under hedging rules under ASC 815.  Net interest accruals from ASC 815 qualifying interest rate swaps are pay fixed-rate in exchange for receive floating-rate cash flows, and typically the interest rate exchanges result in a net expense, a charge that reduces interest income from hedged advances, but mitigates interest rate risk arising from fixed-rate cash flows.  Net interest accrued on ASC 815 qualifying hedges is typically a charge to interest income on swaps.  That charge, together with other ASC 815 effects, has declined by $57.3 million period-over-period in line with the rising 3-month LIBOR, which is the index that determines amounts that we receive on swaps hedging fixed-rate advances.  For more information, see Table 1.8 Impact of Interest Rate Swaps on Interest Earned from Advances.

Variable-rate advances (ARCs), which are typically indexed to LIBOR, re-price at short intervals, benefited from the rising LIBOR.  The average 3-month LIBOR was 131 basis points in the third quarter of 2017, compared to 79 basis points in the same period in 2016.  ARCs yielded 151 basis points or $143.0 million in the third quarter of 2017, compared to a yield of 95 basis points, or $75.2 million in the same period in 2016.  The average ARC balance grew to $37.5 billion in the 2017 third quarter, up from $31.4 billion in the same period in the prior year.  The combined impact of higher yields and higher volume was a strong contributor in the 2017 period.

Longer-term fixed-rate advances yielded (on a contractual coupon basis: un-swapped basis) 176 basis points, or $220.8 million in the third quarter of 2017, compared to 170 basis points, or $191.6 million, in the same period in 2016.

All other categories of advances, primarily Short-term fixed-rate advances and Overnight advances yielded 141 basis points in aggregate, or $92.5 million in the third quarter of 2017, compared to an aggregate yield of 96 basis points, or $45.8 million in the same period in 2016.  Short-term advances and overnight advances re-price at frequent intervals (when rolled over), and benefited from higher coupons along an upwardly sloping yield curve in the third quarter of 2017.

Year-to-date 2017 vs Year-to-date 2016

On a year-to-date basis at September 30, Interest income from advances grew to $1.1 billion in the 2017 period, yielding 136 basis points, compared to $636.7 million at a yield of 91 basis points in the same period in 2016.

•            Net interest expense accruals from ASC 815 qualifying interest rate swaps benefited from the rising LIBOR.  The expense accruals declined period-over-period by $196.6 million, contributing to the increase in Net interest income in the year-to-date period in 2017.

•            Longer-term fixed-rate advances yielded (on a contractual coupon basis: un-swapped basis) 174 basis points, or $628.2 million in the current year period, compared to 183 basis points, or $623.4 million, in the same period in 2016.

•            Variable-rate advances (ARCs), benefited from the rising LIBOR in the year-to-date period in 2017.  The year-to-date average 3-month LIBOR was 120 basis points in the period in 2017, compared to 69 basis points in the same period in 2016.  ARCs yielded 137 basis points or $372.0 million in the period in 2017, compared to a yield of 88 basis points, or $190.6 million in the same period in 2016.  The average balance grew to $36.3 billion in the 2017 period, up from $28.7 billion in the same period.  The combined impact of higher yields and higher volume was a strong contributor in the 2017 year-to-date period.

•            All other categories of advances, primarily Short-term advances and Overnight advances yielded 125 basis points in aggregate, or $223.4 million the period in 2017, compared to an aggregate yield of 97 basis points, or $133.6 million in the same period in 2016.

(b)         Federal funds and Securities purchased under agreements to resell

3rd Quarter 2017 vs 3rd Quarter 2016 — Interest income from federal funds and repurchase agreements grew to $60.9 million, yielding 115 basis points in the third quarter of 2017, compared to $13.2 million, yielding 40 basis points in the same period in 2016.  Primary drivers were higher overnight and short-term rates for interbank lending and higher volume of investments, which averaged $21.0 billion in the third quarter of 2017, compared to $13.2 billion in the same period in 2016.

Year-to-date 2017 vs Year-to-date 2016 — On a year-to-date basis at September 30, Interest income from Federal funds sold and repurchase agreements grew to $132.7 million in the 2017 period, yielding 94 basis points, compared to $37.8 million at a yield of 37 basis points in the same period in 2016.  Higher investment volume and higher market yields in the 2017 period were the primary driver.

(c)          Mortgage-backed securities — Investment yields and interest income — Interest income from investments in mortgage-backed securities (“MBS”) were generated by fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

3rd Quarter 2017 vs 3rd Quarter 2016

Interest income was $97.0 million in the third quarter of 2017, compared to $71.9 million in the same period in 2016.

•            Fixed-rate MBS yielded 291 basis points, or $59.3 million in the third quarter of 2017, compared to a yield of 300 basis points, or $52.8 million in the same period in 2016.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  In aggregate, yields have declined as high-yielding vintage MBS have continued to pay down, while revenues have increased as a resulted of higher investment balances, which averaged $8.1 billion in the current year quarter, up from $7.0 billion in the same period in 2016.

•            Floating-rate MBS yielded 172 basis points, or $37.7 million in the third quarter of 2017, compared to a yield of 102 basis points, or $19.1 million in the same period in 2016.  Contributing factors were higher 1-month LIBOR and higher invested balances, which averaged $8.7 billion in the third quarter of 2017, up from $7.5 billion in the same quarter in 2016.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1- month LIBOR was 123 basis points in the third quarter of 2017, compared to 51 basis points in the same period in 2016.

Year-to-date 2017 vs Year-to-date 2016

On a year-to-date basis at September 30, Interest income from investments in mortgage-backed securities grew to $271.7 million in the 2017 period, compared to $214.5 million in the same period in 2016.

•            Fixed-rate MBS yielded 300 basis points, or $175.3 million on a year-to-date basis in 2017, compared to a yield of 303 basis points, or $162.0 million in the same period in 2016.

•            Floating-rate MBS yielded 151 basis points, or $96.4 million on a year-to-date basis in 2017, compared to a yield of 97 basis points, or $52.5 million in the same period in 2016.  Contributing factors were higher invested balances, which averaged $8.5 billion in the year-to-date period in 2017 up from $7.2 billion in the same period in 2016, and higher 1-month LIBOR.

(d)         Mortgage loans held-for-portfolio — Interest income has grown to $23.8 million in the third quarter of 2017, compared to $21.5 million in the same period in 2016.  We have limited acquisitions to when market pricing met our risk/reward criteria.  Pricing remains competitive, and the average outstanding portfolio grew to $2.9 billion, an increase of $215.3 million net of paydowns, compared to the same quarter in 2016.  The portfolio yielded 330 basis points in the 2017 period, compared to 322 basis points in the same period in 2016.

On a year-to-date basis at September 30, Interest income from Mortgage loans grew to $70.1 million in the 2017 period, yielding 332 basis points, compared to $65.1 million at a yield of 334 basis points in the same period in 2016.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$458,115	$321,720	$1,235,153	$961,445
Net interest adjustment from interest rate swaps (a)	(29,188)	(86,488)	(128,149)	(324,790)
Total Advance interest income reported	$428,927	$235,232	$1,107,004	$636,655

(a)

In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps that have created synthetic floaters. A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows. The difference between the two cash exchanges determines the net interest adjustments under ASC 815. Historically, the fixed-rate paid to swap dealers on swaps hedging longer-term advances have been higher than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net interest expense, a charge that reduces interest income from hedged advances. That differential has narrowed in the periods in this report. The higher LIBOR cash flows we have received in the periods in this report have narrowed the unfavorable expense adjustments. The cash flows exchanged resulted in $29.2 million in net interest expense charged to advance income in the third quarter of 2017, compared to a net charge of $86.5 million in the same period in 2016. On a year-to-date basis, the cash flows exchanged resulted in net interest expense of $128.1 million charged to advance income in the 2017 period, compared to $324.8 million in the same period in 2016.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Interest Expense
Consolidated obligations bonds
Fixed	$117,612	$96,244	(22.20)%	$341,539	$291,773	(17.06)%
Floating	183,519	48,706	NM	405,008	114,623	NM
Consolidated obligations discount notes	128,117	58,501	NM	306,871	155,882	(96.86)
Deposits	5,944	836	NM	10,831	2,126	NM
Mandatorily redeemable capital stock	312	370	15.68	955	993	3.83
Cash collateral held and other borrowings	72	293	75.43	193	994	80.58

Total interest expense	$435,576	$204,950	NM%	$1,065,397	$566,391	(88.10)%

NM — Not meaningful.

Consolidated Obligation debt funding costs:

3rd Quarter 2017 vs 3rd Quarter 2016

While interest expense on debt (CO bonds and CO discount Notes) has increased in a rising rate environment in the third quarter of 2017, investor demand for FHLBank debt has favorably impacted yields and pricing of CO discount notes and shorter maturity floating-rate bonds, and funding costs have been lower than otherwise achievable for such debt.  We have shifted our funding mix to greater utilization of floating-rate bonds to fund our growing book of variable-rate, LIBOR-indexed assets.  The tactical funding shift to the use of floating-rate bonds, which continues to be at relatively attractive pricing, has been a significant contributor to the favorable cost of funding.

•                  Fixed-rate bonds — Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows.  Historically, swapping fixed-rate bonds to a floating-rate LIBOR indexed cash flows has benefited interest expense by reducing the fixed-rate expense to a sub-LIBOR level.  That benefit has declined in a rising interest rate environment for LIBOR, effectively narrowing the historical differential between fixed-rate cash payments that we receive in exchange for payments to swap dealers that are indexed to LIBOR.  The 3-month LIBOR was higher in the current year period; on average it was 131 basis points in the 2017 period, compared to 79 basis points in the 2016 period.  ASC 815 hedges resulted in a net unfavorable (expense) cash flow accruals of $0.9 million in the current year quarter, in contrast to a favorable sub-LIBOR cash flow accrual of $21.2 million in the same quarter in the prior year.  Interest expense on a swapped basis was $117.6 million at a funding cost of 152 basis points in the third quarter of 2017, compared to $96.2 million at a funding cost of 100 basis points in the same period in 2016.  On an un-swapped basis, interest expense was $117.7 million at a funding cost of 154 basis points in the third quarter of 2017, compared to $118.4 million at a funding cost of 125 basis points in the same period in 2016.

•                  Floating-rate bonds — Interest expense on floating-rate CO bonds was $183.5 million at a funding cost of 108 basis points in the third quarter of 2017, compared to $48.7 million at a funding cost of 61 basis points in the same period in 2016.  The average outstanding balance grew to $67.4 billion in the third quarter of 2017, up from $31.8 billion in the same period in 2016.  Variable-rate balance sheet assets have increased, driving up the need for variable rate funding.  Floating-rate bonds are typically indexed to the LIBOR, and the higher cost was in line with a rising LIBOR.  While interest expense has increased in a rising rate environment, investor demand for shorter-term floating-rate CO bonds has had a favorable impact on yields and pricing, making it attractive for us to fund our balance sheet assets with floaters.  The use of floating-rate CO bonds has also allowed us to diversify as a funding alternative to the issuance of discount notes.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes, including the impact of cash flow hedging strategies, was $128.1 million at a funding cost of 109 basis points in the third quarter of 2017, compared to

$58.5 million at a cost of 48 basis points in the same period in 2016.  The cash flow programs under ASC 815 resulted in net cash flow expense of $7.6 million in the current year quarter, compared to $8.7 million in the prior year period.  Cash flow hedging programs have synthetically converted the 91-day variability of cash flows on $2.2 billion of discount note yields to long-term fixed-rate yields.  The hedge strategy assures us of long-term funding at predictable rates, interest expense.  Absent the impact of cash flow swaps, interest expense would have been a little lower, $120.5 million at a funding cost of 102 basis points in the third quarter of 2017, and $49.8 million at a cost of 41 basis points in the same period in 2016.  Utilization of discount notes has declined quarter-over-quarter by $1.8 billion as measured by average outstanding balances in the current year quarter.  The decline is more evident when measured in terms of percentage of average earning assets funded by discount notes, 30.0% in the current year quarter, compared to 38.0% in the same quarter in 2016.

Year-to-date 2017 vs Year-to-date 2016

On a year-to-date basis at September 30, Interest expense on Consolidated obligation debt grew to $1.1 billion in the 2017 period, compared to $562.3 million in the same period in 2016.

•                  Fixed-rate bonds — On a swapped basis, interest expense was $341.5 million at a funding cost of 139 basis points in the 2017 year-to-date period, compared to $291.8 million at a funding cost of 90 basis points in the same period in 2016.  Interest expense, absent the impact of swaps, was $357.3 million at a funding cost of 147 basis points in the 2017 period, compared to $369.8 million at a funding cost of 115 basis points in the same period in 2016.

•                  Floating-rate bonds — Interest expense on floating-rate CO bond was $405.0 million at a funding cost of 93 basis points in the 2017 year-to-date period, compared to $114.6 million at a funding cost of 55 basis points in the same period in 2016.  The average outstanding balance grew to $57.9 billion in the year-to-date period in 2017, up from $28.1 billion in the same period in 2016.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes was $306.9 million at a funding cost of 87 basis points in the year-to-date period in 2017, compared to $155.9 million at a cost of 46 basis points in the same period in 2016.  Cash flow hedging programs have synthetically converted the 91-day variability of cash flows on $2.2 billion of discount note yields to long-term fixed swap rates, assuring us of long-term funding at a predictable rate.  The average outstanding balance of total discount notes (swapped and un-swapped) grew to $47.4 billion in the 2017 period, up from $44.9 billion in the same period in 2016.  On an un-swapped basis, Interest expense on discount notes was a little lower, $283.2 million at a funding cost of 80 basis points in the 2017 period, and $129.2 million at a cost of 38 basis points in the same period in 2016.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$301,252	$167,087	$762,276	$484,433
Discount notes-Interest expense before adjustment for swaps	120,499	49,827	283,180	129,187
Amortization of basis adjustments	(1,047)	(900)	(3,165)	(2,261)
Net interest adjustment for interest rate swaps (a)	8,544	(12,563)	11,127	(49,081)
Total bonds and discount notes-Interest expense	$429,248	$203,451	$1,053,418	$562,278

(a)         In a “Fair value hedge”, certain fixed-rate CO bonds were hedged under ASC 815 by interest rate swaps that created synthetic floating-rate bonds.  In a “Cash flow hedge”, future issuances of designated CO discount notes were hedged by long-term interest rate swaps that created synthetic fixed-rate future cash flows.  The cash flows exchanged in the hedging strategies resulted in net unfavorable interest expense accruals of $8.5 million in the third quarter of 2017, compared to a net favorable accrual (reduction of interest expense) of $12.6 million in the same period in 2016.

On a year-to-date basis, the cash flows exchanged in the hedging strategies resulted in net unfavorable interest expense accruals of $11.1 million in the 2017 period, compared to a net favorable accrual (reduction of expense) of $49.1 million in the same period in 2016.

A fair value hedge of consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  The difference between the receive leg and pay leg of the cash exchanges determines the net interest adjustments;  historically, the fixed-rate cash flows received from swap dealers on swaps hedging debt have been greater than the LIBOR indexed cash flows we pay to swap dealers, resulting in a net sub-LIBOR favorable hedging benefit on interest expense on hedged debt.  However, in a rising rate environment for LIBOR, that favorable differential associated with swap cash flows has been narrowing.  For further information, see Table 1.9 Interest Expense and accompanying discussions.

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

We recorded a net recovery of $0.2 million in the current year quarter, in contrast to a provision of $0.2 million in the same period in 2016.

On a year-to-date basis, we recorded a net recovery of $0.3 million in the 2017 period, compared to an allowance expense of $1.7 million in the same period in 2016.  The allowance in the 2016 period included a catch-up adjustment from the adoption of the loan loss migration methodology in the first quarter of 2016.

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

Analysis of Non-Interest Income (Loss) — 2017 Periods Compared to 2016 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Other income (loss):
Service fees and other (a)	$3,368	$2,552	$10,731	$9,459
Instruments held at fair value - Unrealized (losses) gains (b)	(1,476)	7,273	(3,338)	(4,721)

Total OTTI losses	—	—	—	(113)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	(85)	—	(118)
Net impairment losses recognized in earnings (c)	—	(85)	—	(231)

Net realized and unrealized (losses) on derivatives and hedging activities (d)	(1,241)	(5,709)	(1,359)	(3,408)
Net gains (losses) on trading securities	41	—	(23)	—
Net realized gains from sale of available-for-sale securities	—	—	—	250
Provision for litigation settlement on derivative contracts (e)	—	—	(70,000)	—
Losses from extinguishment of debt (f)	—	(715)	—	(2,805)
Total other income (loss)	$692	$3,316	$(63,989)	$(1,456)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit are typically the largest component of Service fees, and were $3.0 million in the third quarter of the current year, up from $2.2 million in the same quarter of the prior year.

On a year-to-date basis, Service fees included fee revenues from standby financial letters of credit of $8.9 million in the current year, compared to $7.7 million in the same period in the prior year.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $1.5 million in the third quarter of 2017, compared to net fair value gains of  $7.3 million in the same quarter of 2016.

On a year-to-date basis, FVO instruments reported net fair value losses of $3.3 million in the 2017 period, compared to net fair value losses of $4.7 million in the same period in 2016.

Fair values vary from period to period based on changes in a wide variety of factors for advances and debt elected under the FVO.  The more significant factors were run off of advances and debt and decline in new transactions elected under the FVO, decline in the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see discussions below and also see financial statements, FVO disclosures in Note 17. Fair Values of Financial Instruments.

FVO Advances — Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR, with durations of 2 years or less.  Interperiod fluctuations are typically due to instruments maturing in a period and unrealized gains and losses recorded in prior periods reversing to zero at maturity.

Changes in fair values of advances elected under the FVO reported net losses of $0.2 million in third quarter of 2017, compared to net gains of $8.5 million in the same period in 2016.  In the current year period, fair values of advances elected under the FVO and outstanding declined a little; duration to maturities shortened causing fair values to decline in line with decline in time value.  Gains in the prior year period were due to steepening of the LIBOR curve that favorably impacted the valuation of new LIBOR indexed advances elected under the FVO.

On a year-to-date basis, advances elected under the FVO reported net losses of $3.7 million in the 2017 period, compared to net gains of $16.9 million in the same period in 2016.  The relatively larger change in fair values in the prior year period was partly due to reversal of previously recorded losses when FVO advances matured or were nearing maturities at September 30, 2016, and partly due to steepening of the LIBOR curve in the prior year period that favorably impacted the valuation of new LIBOR indexed advances elected under the FVO.

FVO Bonds — FVO bonds were fixed-rate debt with original maturities that were generally two years or less.

Changes in fair values of bonds elected under the FVO resulted in a net loss of $0.1 million in the three months ended September 30, 2017, compared to net gains of $0.3 million in the same period in 2016.  Maturing CO bonds elected under the FVO were not replaced, and as bonds matured in the current year period, unrealized fair values recorded in a previous period reversed to zero.

On a year-to-date basis, CO bonds elected under the FVO reported net gains of $0.1 million in the 2017 period, compared to net losses of $11.6 million in the same period in 2016.  The relatively larger change in fair values in the 2016 period was partly due to reversal of previously recorded net gains when FVO bonds matured or were nearing maturities in the prior year period.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported net losses of $1.2 million in the three months ended September 30, 2017, compared to net losses of $1.6 million in the same period in 2016.  Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Fair values in the current year period have declined largely as a result of run offs and lower amounts of new discount note transactions elected under the FVO.

On a year-to-date basis, CO discount notes elected under the FVO reported net gains of $0.3 million in the 2017 period, compared to net losses of $10.0 million in the same period in 2016.  Fair value losses in the 2016 period were largely due to improvements in market observed pricing of FHLBank discount notes.  When market observed pricing improves, it has an inverse impact on the fair values of outstanding discount notes.  Additionally, fair value losses in the prior year period were recorded due to reversal of previously recorded net gains when discount notes matured or were nearing maturities.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year periods reported no OTTI.  In the prior year periods, $85 thousand credit OTTI was recorded in the third quarter of 2016 and $0.2 million recorded on a year-to-date basis.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.14 and accompanying discussions for more information.

(e)          Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in the Chapter 11 bankruptcy proceedings.  The dispute principally centered around the termination value of multiple derivative transactions involving the FHLBNY and Lehman.  On April 11, 2017 the FHLBNY reached an agreement to settle all claims pending in the United States Bankruptcy Court for the Southern District of New York, and on April 18, 2017, we paid $70.0 million to the Lehman bankruptcy estate.  The parties stipulated to the voluntary dismissal of the case in its entirety, with prejudice.  For additional information, see Part I, Item 3 of the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Note 21 Subsequent event in the notes to the financial statements on Form 10-Q for the first quarter ended March 31, 2017.

(f)            Earnings Impact of Debt repurchased or transferred — No debt was repurchased or transferred in the third quarter of the current year, compared to a net loss of $0.7 million in the prior year period on repurchases of $29.9 million of CO bond.

On a year-to-date basis, no CO bonds were repurchased or transferred in the 2017 period, compared to $139.8 million of CO bonds repurchased at a loss of $2.8 million in the 2016 period.

Debt repurchased or transferred is executed at negotiated market rates.  See Table 1.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 1.12:                                Debt Repurchases and Transfers

	Three months ended September 30,
	2017		2016
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Repurchases of CO Bonds	$—	$—	$29,924	$(715)

	Nine months ended September 30,
	2017		2016
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Repurchases of CO Bonds	$—	$—	$139,843	$(2,805)

The following table summarizes unrealized and realized losses in the trading portfolio at September 30, 2017:

Table 1.13:                                Net Gains (Losses) on Trading Securities (a)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net unrealized gains (losses) on trading securities held at period-end	$41	$—	$(10)	$—
Net realized gains (losses) on trading securities	—	—	(13)	—
Net gains (losses) on trading securities	$41	$—	$(23)	$—

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

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

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.14:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(29,188)	$—	$(16)	$121	$(7,618)	$—	$—	$—	$(36,701)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	495	—	—	(229)	—	—	—	—	266
Gains on cash flow hedges	—	—	—	141		—	—	—	141
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	—	12	1	—	—	—	13
Net gains (losses) on swaps and caps in other economic hedges	14	(3)	200	(909)	—	(172)	1	—	(869)
Price alignment - cleared swaps settlement to market (c)	—	—	—	—	—	—	—	(792)	(792)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	509	(3)	200	(985)	1	(172)	1	(792)	(1,241)

Total earnings impact	$(28,679)	$(3)	$184	$(864)	$(7,617)	$(172)	$1	$(792)	$(37,942)

	Three months ended September 30, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(86,488)	$—	$(102)	$22,136	$(8,673)	$—	$—	$—	$(73,127)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(129)	—	—	2,179	—	—	—	—	2,050
Losses on cash flow hedges	—	—	—	(2)	—	—	—	—	(2)
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	1,157	—	—	(2,001)	(3,018)	—	—	—	(3,862)
Net gains (losses) on swaps and caps in other economic hedges	74	—	90	(3,215)	(378)	(465)	(1)	—	(3,895)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,102	—	90	(3,039)	(3,396)	(465)	(1)	—	(5,709)

Total earnings impact	$(85,386)	$—	$(12)	$19,097	$(12,069)	$(465)	$(1)	$—	$(78,836)

	Nine months ended September 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(128,149)	$—	$(187)	$15,729	$(23,691)	$—	$—	$—	$(136,298)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,246	—	—	(2,611)	—	—	—	—	(1,365)
Gains on cash flow hedges	—	—	—	332		—	—	—	332
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(114)	(857)	—	—	—	(960)
Net gains (losses) on swaps and caps in other economic hedges	66	58	639	5,659	(63)	(3,767)	109	—	2,701
Price alignment - cleared swaps settlement to market (c)	—	—	—	—	—	—	—	(2,067)	(2,067)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,323	58	639	3,266	(920)	(3,767)	109	(2,067)	(1,359)

Total earnings impact	$(126,826)	$58	$452	$18,995	$(24,611)	$(3,767)	$109	$(2,067)	$(137,657)

	Nine months ended September 30, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(324,790)	$—	$(218)	$78,036	$(26,694)	$—	$—	$—	$(273,666)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) Gains on fair value hedges	(70)	—	—	3,405	—	—	—	—	3,335
Losses on cash flow hedges	—	—	—	(49)	—	—	—	—	(49)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(3,089)	—	—	2,982	1,687	—	—	—	1,580
Net (losses) gains on swaps and caps in other economic hedges	(205)	—	958	(4,751)	(378)	(4,187)	289	—	(8,274)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(3,364)	—	958	1,587	1,309	(4,187)	289	—	(3,408)

Total earnings impact	$(328,154)	$—	$740	$79,623	$(25,385)	$(4,187)	$289	$—	$(277,074)

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

In the three months ended September 30, 2017, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $36.7 million, compared to $73.1 million in the same period in 2016.

On a year-to-date basis, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $136.3 million in the 2017 period, compared to $273.7 million in the same period in 2016.

Swap payments to swap dealers have been greater than cash received, resulting in net swap expenses.  Net interest expenses accrued on swaps have declined period-over-period in line with the rising 3-month LIBOR, which is the index that determines amounts that we receive on swaps hedging fixed-rate advances.  The favorable impact on net accruals from swap was partly offset by the increase in LIBOR indexed payments to swap dealers on swaps hedging fixed-rate CO bonds.

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

(b)                   Net realized and unrealized gains (losses) on derivatives and hedging activities recorded in Other income — The primary components were (a) fair value changes of derivatives in qualifying fair value hedges offset by fair value changes of hedged items, (b) the ineffective portion of fair value changes of derivative in cash flow hedging relationships (deminimis), and (c) fair value changes of standalone derivatives that were in economic hedges, and (d) net interest accruals on the standalone derivatives.

Qualifying hedging

Fair value gains and losses on Fair value hedges — Fair value hedges reported relatively small hedge ineffectiveness, a net gain of $0.3 million in the three months ended September 30, 2017, compared to a net gain of $2.1 million in the same period in 2016.  The immaterial hedge ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

On a year-to-date basis, hedge ineffectiveness was a net loss of $1.4 million in the current year period, compared to a net gain of $3.3 million in the same period in the prior year.

Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy that hedges the variability of long-term issuances of discount notes, and a strategy that mitigates the risk arising from anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in deminimis amounts of ineffectiveness.

Standalone derivative

The primary standalone derivative instruments were interest rate swaps and interest rate caps and floors that were in economic hedges of assets, liabilities or balance sheet risks.  The impact on earnings from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are re-classified and also recorded as gains or losses from derivatives and hedging activities on derivatives designated as standalone, and accordingly reported net gains or losses include interest accruals, which are impacted by the volume of swaps designated as standalone and the levels of interest rates. Changes in fair values together with accruals represent changes in “total” market values of standalone swaps.  For more information, see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 16.  Derivatives and Hedging Activities.

In the three months ended September 30, standalone derivatives reported a net loss of $0.9 million in the current year period, compared to a net loss of $7.8 million in the prior year period.  The primary standalone derivatives reporting losses were interest rate swaps in economic hedges of floating-rate CO bonds indexed to the 1-month LIBOR, swapped to the 3-month LIBOR.  In the prior year period, the volatility of the basis between the two indexes was the primary factor underlying the relatively significant market value changes.  Changes in total market values also included changes in the basis between the two indexes.  In the current year period, the basis has been stable and market value changes have also been stable.

On a year-to-date basis, standalone derivatives reported a net gain of $1.7 million in the 2017 period, compared to a net loss of $6.7 million in the same period in 2016.  The primary standalone derivatives reporting losses in the prior year period were interest rate swaps in economic hedges of floating-rate CO bonds indexed to the 1-month LIBOR and swapped to the 3-month LIBOR.

(c)       Price alignment interest — Represents interest accrued on variation margin on cleared swaps. Until December 31, 2016, variation margin was accounted as cash collateral.  Beginning January 1, 2017, variation margin exchanged with the CME, a DCO, is considered as a settlement of the fair value of the open derivative contract.  Interest accrued on variation margin is recorded as gains and losses on derivatives and hedging activities. Prior to January 1, 2017, interest accrued on variation margin was classified within net interest income.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.15:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(50,115)	$(169,488)	$(47,018)	$(91,037)
Net hedging transactions (a)	5,381	19,556	1,681	(60,043)
Reclassified into earnings	301	490	904	1,638
End of period (b)	$(44,433)	$(149,442)	$(44,433)	$(149,442)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes were a net gain of $5.4 million in the current year quarter, compared to a net gain of $19.6 million in the same period in the prior year.

On a year-to-date basis, valuations recorded through AOCI resulted in a net gain of $1.7 million in the current year period, compared to net loss of $60.0 million in the same period in the prior year.

Valuation changes recorded in AOCI were associated with the two cash flow programs described below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In this program, valuations are typically determined by the differential between changes in longer-term swap rates and changes in the 3-month LIBOR.  Generally, valuations losses will be recorded when longer-term swap rates decline.  In the periods in 2017, longer-term swap rates were relatively stable despite the rapid rise of the 3-month LIBOR.  The significant interperiod valuation changes in the prior year periods were driven by the volatility of the longer-term swap rates.

(b)         End of period balances represent fair value losses (effective portion) of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts was deminimis and were recorded through earnings.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI Rollforward Analysis in financial statements Note 16.  Derivatives and Hedging Activities.

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

The objective of this cash flow strategy is to hedge the long-term issuances of consolidated obligation discount notes, to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), and to create predictable long term fixed-rate funding.

For more information about cash flow strategies, see financial statements, Note 16.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2017 Periods Compared to 2016 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:                                Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$1,475	13.91%	$1,050	13.31%
Depreciation and leasehold amortization	1,155	10.89	852	10.80
All others (b)	7,973	75.20	5,985	75.89
Total Operating Expenses	$10,603	100.00%	$7,887	100.00%

Employee compensation	$10,840	58.03%	$9,978	58.67%
Employee benefits	7,839	41.97	7,030	41.33
Total Compensation and Benefits	$18,679	100.00%	$17,008	100.00%
Finance Agency and Office of Finance (c)	$3,495		$2,962

	Nine months ended September 30,
	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$3,904	13.11%	$3,253	14.09%
Depreciation and leasehold amortization	3,216	10.80	2,602	11.27
All others (b)	22,659	76.09	17,227	74.64
Total Operating Expenses	$29,779	100.00%	$23,082	100.00%

Employee compensation	$31,016	56.72%	$29,175	57.54%
Employee benefits	23,668	43.28	21,530	42.46
Total Compensation and Benefits	$54,684	100.00%	$50,705	100.00%
Finance Agency and Office of Finance (c)	$10,472		$9,417

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Occupancy expense has increased due to the new lease executed in mid-year 2017 for our New York City office.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expense increases were associated with computer service agreements and cost of implementing technology improvements, including cost of implementing “cloud” computing applications.

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

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Beginning balance	$121,282	$114,965	$125,062	$113,352
Additions from current period’s assessments	14,895	11,524	37,242	31,042
Net disbursements for grants and programs	(9,801)	(9,562)	(35,928)	(27,467)
Ending balance	$126,376	$116,927	$126,376	$116,927

AHP assessments allocated from net income totaled $14.9 million for the current year quarter, compared to $11.5 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $37.2 million for the current year period, compared to $31.0 million for the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:             Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2017	December 31, 2016	dollar amount	percentage
Assets
Cash and due from banks	$216,246	$151,769	$64,477	42.48%
Securities purchased under agreements to resell	2,050,000	7,150,000	(5,100,000)	(71.33)
Federal funds sold	11,130,000	6,683,000	4,447,000	66.54
Trading securities	270,817	131,151	139,666	NM
Available-for-sale securities	603,981	697,812	(93,831)	(13.45)
Held-to-maturity securities	17,741,473	16,022,293	1,719,180	10.73
Advances	113,080,740	109,256,625	3,824,115	3.50
Mortgage loans held-for-portfolio	2,881,350	2,746,559	134,791	4.91
Loans to other FHLBanks	—	255,000	(255,000)	NM
Accrued interest receivable	216,246	163,379	52,867	32.36
Premises, software, and equipment	28,701	12,621	16,080	NM
Derivative assets	125,549	328,875	(203,326)	(61.82)
Other assets	3,852	7,198	(3,346)	(46.49)

Total assets	$148,348,955	$143,606,282	$4,742,673	3.30%

Liabilities
Deposits
Interest-bearing demand	$1,378,047	$1,183,468	$194,579	16.44%
Non-interest-bearing demand	18,541	22,281	(3,740)	(16.79)
Term	44,500	35,000	9,500	27.14
Total deposits	1,441,088	1,240,749	200,339	16.15

Consolidated obligations
Bonds	100,893,111	84,784,664	16,108,447	19.00
Discount notes	37,681,237	49,357,894	(11,676,657)	(23.66)
Total consolidated obligations	138,574,348	134,142,558	4,431,790	3.30

Mandatorily redeemable capital stock	20,342	31,435	(11,093)	(35.29)

Accrued interest payable	157,775	130,178	27,597	21.20
Affordable Housing Program	126,376	125,062	1,314	1.05
Derivative liabilities	100,456	144,985	(44,529)	(30.71)
Other liabilities	190,492	167,234	23,258	13.91

Total liabilities	140,610,877	135,982,201	4,628,676	3.40

Capital	7,738,078	7,624,081	113,997	1.50

Total liabilities and capital	$148,348,955	$143,606,282	$4,742,673	3.30%

NM — Not meaningful.

Balance Sheet overview September 30, 2017 and December 31, 2016

Total assets increased to $148.3 billion at September 30, 2017 from $143.6 billion at December 31, 2016, an increase of $4.7 billion, or 3.3%.

Cash at banks was $216.2 million at September 30, 2017, compared to $151.8 million at December 31, 2016.  The cash balance at September 30, 2017, included $50.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at September 30, 2017 were $11.1 billion in federal funds sold and $2.1 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances increased at September 30, 2017 to $113.1 billion, compared to $109.2 billion at December 31, 2016.  Short-term fixed-rate advances grew by 63.2% to $17.7 billion at September 30, 2017, up from $10.8 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 16.6% to $35.6 billion at September 30, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2.0%, is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $556.6 million, compared to $656.1 million at December 31, 2016.  We own grantor trusts that invest in highly-liquid registered mutual funds designated as AFS; funds were carried on the balance sheet at fair values of $47.4 million at September 30, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at September 30, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  GSE securities were recorded at amortized cost.  Private-label issued mortgage-backed securities (“PLMBS”) were carried at amortized cost, adjusted for credit and non-credit OTTI.  Investments in mortgage-backed securities (“MBS”), including PLMBS, were $16.6 billion at September 30, 2017 and $15.0 billion at December 31, 2016.  Investments in PLMBS were less than 2.0% of the HTM portfolio of MBS.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, management approved a trading portfolio to meet short-term contingency liquidity needs.  We invest in highly liquid U.S. Treasury and GSE issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At September 30, 2017, trading investments were $239.9 million in U.S. Treasury bills and $30.9 million in GSE securities.  At December 31, 2016, trading investments were $100.2 million in U.S. Treasury notes and $31.0 million in GSE securities.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.8 billion at September 30, 2017, a net increase of $133.1 million from the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the first nine months of 2017 were $199.5 million, compared to $227.8 million in the prior year same period.  Acquisitions in the nine months of 2017 were $338.7 million, compared to $396.3 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its third annual stress test, and publicly disclosed the stress test results on November 16, 2017 by posting on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At September 30, 2017, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $761.0 million.  To support $148.3 billion of total assets at September 30, 2017, the minimum required total capital was $5.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.8 billion, exceeding required total capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2017, balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity, compared to 18.8 times at December 31, 2016.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at September 30, 2017 included $164.2 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $50.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $13.2 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

The primary source of our funds is the issuance of consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.  The FHLBank debt performance has withstood the impact of the controversy surrounding the debt ceiling in the recent past.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.

During the periods in this report, we maintained continual access to funding and adapted our debt issuance to meet the liquidity needs of our members and our asset/liability risk management objectives.  Our short-term funding was largely driven by member demand for short-term advances and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds.  Access to short-term debt markets has been reliable.  Investor demand has been strong, partly due to the money market fund reform and partly due to investors’ preference for liquidity.  Investors have sought the FHLBank’s short-term debt as an asset of choice, and that has led to advantageous funding opportunities and increased utilization of shorter-term debt.

There are inherent risks in utilizing short-term funding and we may be exposed to refinancing and investor concentration risks or market access risk.  Market access risk includes the risk that we would be unable to issue consolidated obligations in the event of disruptions in the capital markets.  Refinancing risk includes the risk that we could have difficulty rolling over short-term obligations when market conditions become unfavorable for debt issuance.

We measure and monitor interest rate-risk with commonly used methods, which include the calculations of market value of equity, duration of equity, and duration gap.

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, or prepay or exercise their option to call advances that are callable.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing advances.  We remain in compliance with regulations under both scenarios.

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the first nine months of 2017 was $33.0 billion, well in excess of the required $3.1 billion.

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

The increase in amounts outstanding at September 30, 2017, relative to December 31, 2016 has been largely driven by increases in overnight advances and longer-term fixed-rate advances.

Table 4.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $113.1 billion at September 30, 2017, compared to $109.2 billion at December 31, 2016.

Carrying value of advances outstanding at September 30, 2017 was $113.1 billion, compared to $109.3 billion at December 31, 2016.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value loss of $61.1 million at September 30, 2017 and a fair value gain of $2.0 million at December 31, 2016.  For advances elected under the fair value option (“FVO”), the basis adjustments were valuation gains of $7.1 million at September 30, 2017 and $13.7 million at December 31, 2016.  For more information about basis adjustments, see Table 4.4.  Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                       Advances by Product Type

	September 30, 2017		December 31, 2016
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$35,618,467	31.48%	$42,716,370	39.10%
Fixed Rate Advances	49,782,071	44.00	46,180,158	42.28
Short-Term Advances	17,675,253	15.62	10,831,782	9.92
Mortgage Matched Advances	389,925	0.35	407,731	0.37
Overnight & Line of Credit (OLOC) Advances	2,723,914	2.41	2,962,224	2.71
All other categories	6,945,159	6.14	6,142,727	5.62

Total par value	113,134,789	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(61,106)		1,980
Fair value option valuation adjustments and accrued interest	7,057		13,653

Total	$113,080,740		$109,256,625

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

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                       Advances by Interest-Rate Payment Terms

	September 30, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$77,457,117	68.46%	$66,458,757	60.84%
Variable-rate (b)	35,671,649	31.53	42,774,847	39.15
Variable-rate capped or floored (c)	6,000	0.01	6,000	0.01
Overdrawn demand deposit accounts	23	—	1,388	—

Total par value	113,134,789	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(61,106)		1,980
Fair value option valuation adjustments and accrued interest	7,057		13,653

Total	$113,080,740		$109,256,625

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at September 30, 2017, with only 2.5% of advances in the remaining maturity bucket of greater than 5 years (3.9% at December 31, 2016).  For more information, see financial statements Note 8. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                       Advances by Maturity and Yield Type

	September 30, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$48,231,802	42.63%	$30,023,712	27.49%
Due after one year	29,225,315	25.83	36,435,045	33.35

Total Fixed-rate	77,457,117	68.46	66,458,757	60.84

Variable-rate
Due in one year or less	26,996,481	23.86	20,238,586	18.52
Due after one year	8,681,191	7.68	22,543,649	20.64
Total Variable-rate	35,677,672	31.54	42,782,235	39.16
Total par value	113,134,789	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments (a)	(61,106)		1,980
Fair value option valuation adjustments and accrued interest (b)	7,057		13,653
Total	$113,080,740		$109,256,625

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $52.5 billion at September 30, 2017, compared to $41.2 billion at December 31, 2016.  The application of this accounting methodology resulted in the recognition of a net unrealized hedge valuation basis loss of $61.1 million at September 30, 2017.  While vintage long-term advances hedged under ASC 815 reported valuation gains in line with contractual coupons that were higher than those prevailing at September 30, 2017, the gains were offset by valuation losses recorded on shorter-term hedged advances in the past periods with contractual coupons that were relatively lower than those prevailing at the balance sheet date.  At December 31, 2016, valuation gains on vintage long-term advances offset valuation losses, for a net valuation gain of $2.0 million.  Generally, hedge valuation basis is unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

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

Valuation adjustments and interest accrued receivable taken together reported a net basis gain of $7.1 million at September 30, 2017 and $13.7 million at December 31, 2016.  Advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices or were fixed-rate with short remaining durations.  As a result, valuation basis remained near to par.  The notional amount of the FVO advance portfolio declined to $2.7 billion at September 30, 2017, compared to $9.9 billion at December 31, 2016.  Run offs of advances elected under the FVO were not replaced by new transactions.

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

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:                                       Hedged Advances by Type

Par Amount	September 30, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullets (a)	$51,024,926	$38,554,066
Fixed-rate putable (b)	1,448,000	2,497,850
Fixed-rate callable	16,575	5,000
Fixed-rate with embedded cap	55,000	180,075

Total Qualifying Hedges	$52,544,501	$41,236,991

Aggregate par amount of advances hedged (c)	$52,574,751	$41,334,436
Fair value basis (Qualifying hedging adjustments)	$(61,106)	$1,980

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

(c)          Represents par values of advances in ASC 815 qualifying hedge relationship.  Typically, the longer term fixed-rate advances and advances with optionality are hedged.

Advances elected under the FVO — Advances elected under the FVO at September 30, 2017 were shorter-term adjustable-rate (“ARCs”).  At December 31, 2016, they also included shorter-term fixed-rate advances.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2017	December 31, 2016
Advances designated under FVO (a)	$2,700,000	$9,859,504

(a)   Notional amounts of advances elected under the FVO have decreased as run offs were not replaced.  The balance outstanding at September 30, 2017 were ARCs.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:                                       Putable and Callable Advances (a)

	Advances
Par Amount	September 30, 2017	December 31, 2016
Putable/callable	$1,478,825	$2,517,100
No-longer putable/callable	$1,381,650	$1,088,000

(a)         Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (“GSE-issued”).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.  In December 2016, management approved a trading portfolio, the purpose of which is to augment our liquidity needs.  Investments in the trading portfolio were U.S Treasury securities and GSE-issued securities, all carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 22, 2017.

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, and money market investments (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2017	2016	Variance	Variance

State and local housing finance agency obligations (a)	$1,115,200	$1,063,500	$51,700	4.86%
Trading securities (b)	270,817	131,151	139,666	106.49
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	556,613	656,094	(99,481)	(15.16)
Held-to-maturity securities, at carrying value (c)	16,626,273	14,958,793	1,667,480	11.15
Total securities	18,568,903	16,809,538	1,759,365	10.47

Grantor trust (d)	47,368	41,718	5,650	13.54
Securities purchased under agreements to resell	2,050,000	7,150,000	(5,100,000)	(71.33)
Federal funds sold	11,130,000	6,683,000	4,447,000	66.54

Total investments	$31,796,271	$30,684,256	$1,112,015	3.62%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  Acquisitions were $61.5 million in the first nine months of 2017.

(b)         U.S. Treasury securities and GSE securities.  Trading portfolio is for liquidity and not for speculative purposes. We sold $100.2 million of treasury notes in the first quarter of 2017 and purchased $240.0 million of treasury bills in the third quarter of 2017.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were made in the first nine months of 2017.  AFS securities outstanding are GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $3.4 billion of GSE-issued MBS were acquired in the first nine months of 2017 and designated as HTM.  Approximately 98.8% of HTM mortgage-backed securities are GSE issued securities.

(d)        The grantor trusts are designated as AFS.  In 2017, we invested $2.0 million, which included $0.7 million for two additional non-qualified pension trusts.  Payouts to retirees were $1.3 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plans.  For more information about the pension plans, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2017.

Long-Term Investment Securities

Acquisition pricing of GSE-issued MBS has remained largely unfavorable, and purchases were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS (Investment portfolios of held-to-maturity and available-for-sale securities) were $17.2 billion at September 30, 2017, an increase of $1.6 billion (net of paydowns) compared to December 31, 2016.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at September 30, 2017 comprised of a portfolio of GSE-issued MBS, a small declining portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $556.6 million at September 30, 2017, compared to $656.1 million at December 31, 2016.  Unpaid principal balances decreased by $101.6 million in the first nine months of 2017 due primarily to contractual paydowns.  No acquisitions and no sales were made in the period.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at September 30, 2017 and December 31, 2016.  The AFS securities are floating-rate securities indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 16.  Derivatives and Hedging Activities, and Table 9.4 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.8% were GSE-issued; 1.2%, PLMBS).  Securities classified as HTM are carried at amortized cost adjusted for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $8.3 billion at September 30, 2017 and $7.3 billion at December 31, 2016.  Acquisitions totaling $1.3 billion (par amounts) were designated to the fixed-rate portfolio in the first nine months of 2017; paydowns were $0.4 billion.  Unpaid principal balance of floating-rate MBS was $8.3 billion at September 30, 2017 and $7.7 billion at December 31, 2016.  In the first nine months of 2017, we acquired $2.1 billion of floating-rate securities, ahead of $1.4 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  No OTTI was recorded at September 30, 2017.  For more information about HTM securities, see financial statements, Note 7.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $1.1 billion at September 30, 2017 and December 31, 2016.  We acquired $61.5 million of HFA bonds in the first nine months ended September 30, 2017.  HFA bonds are primarily floating-rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	September 30, 2017			December 31, 2016
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,235,689	$5,264,451	67.66%	$5,144,656	$5,156,990	67.48%
Freddie Mac	11,719,031	11,827,596	151.45	10,200,222	10,294,017	133.79
Ginnie Mae	29,980	30,135	0.39	36,630	36,755	0.48
All Others - PLMBS	198,186	242,352	2.56	233,379	288,620	3.06
Non-MBS (b)	1,162,568	1,128,121	15.02	1,105,218	1,068,401	14.50

Total Investment Securities	$18,345,454	$18,492,655	237.08%	$16,720,105	$16,844,783	219.31%

Categorized as:

Available-for-Sale Securities	$603,981	$603,981		$697,812	$697,812

Held-to-Maturity Securities	$17,741,473	$17,888,674		$16,022,293	$16,146,971

(a)          Carrying values include fair values for AFS securities.

(b)          Non-MBS consists of housing finance agency bonds and grantor trusts.

(c)           Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,027	$16,429,985	$120,573	$19,978	$54,710	$16,626,273
State and local housing finance agency obligations	42,100	1,046,375	26,725	—	—	1,115,200

Total Long-term securities	$43,127	$17,476,360	$147,298	$19,978	$54,710	$17,741,473

	December 31, 2016
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$1,185	$14,729,099	$140,579	$25,805	$62,125	$14,958,793
State and local housing finance agency obligations	47,800	986,625	29,075	—	—	1,063,500

Total Long-term securities	$48,985	$15,715,724	$169,654	$25,805	$62,125	$16,022,293

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2017			December 31, 2016
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$556,613	$—	$556,613	$656,094	$—	$656,094
Other - Grantor trust (c)	—	47,368	47,368	—	41,718	41,718

Total Available-for-sale securities	$556,613	$47,368	$603,981	$656,094	$41,718	$697,812

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at September 30, 2017 and December 31, 2016, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2017		December 31, 2016
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$762,644	2.53%	$101,348	3.32%
Due after one year through five years	4,488,155	2.73	4,725,921	2.52
Due after five years through ten years	8,308,102	2.16	6,602,905	1.69
Due after ten years	3,640,705	2.39	4,211,581	2.07

Total mortgage-backed securities	$17,199,606	2.37%	$15,641,755	2.05%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  No OTTI was recorded in the year-to-date period ended September 30, 2017.  Credit OTTI was $0.2 million in the year-to-date period ended September 30, 2016.

Credit OTTI recovered in the three and nine months ended September 30, 2017 were $0.6 million and $3.6 million and were recorded in Interest income as “accretable yield”, compared to $0.7 million and $2.3 million in the same periods in 2016.  The improved recoveries in the 2017 year-to-date period were recorded when certain securities, which were previously determined to be credit impaired, paid-off in full, and unamortized credit OTTI was recovered.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates reported below (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of September 30, 2017
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	7	$8,034	$—	7	$8,034	$—
RMBS	Alt-A	5	2,787	—	5	2,787	(11)
HEL	Subprime	28	183,575	—	28	183,575	(58)
Manufactured Housing Loans	Subprime	2	50,967	—	2	50,967	—
Total Securities		42	$245,363	$—	42	$245,363	$(69)

		As of December 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$13,715	$—	8	$13,715	$(31)
RMBS	Alt-A	5	3,463	—	5	3,463	(3)
HEL	Subprime	30	214,319	—	30	214,319	(109)
Manufactured Housing Loans	Subprime	2	61,301	—	2	61,301	—
Total Securities		45	$292,798	$—	45	$292,798	$(143)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	September 30, 2017			December 31, 2016
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$6,838	$1,196	$8,034	$12,336	$1,379	$13,715
Alt-A	1,760	1,027	2,787	2,278	1,185	3,463
Total RMBS	8,598	2,223	10,821	14,614	2,564	17,178

Home Equity Loans
Subprime	154,755	28,820	183,575	180,938	33,381	214,319

Manufactured Housing Loans
Subprime	50,967	—	50,967	61,301	—	61,301
Total UPB of private-label MBS (b)	$214,320	$31,043	$245,363	$256,853	$35,945	$292,798

(a)         Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b)         Paydowns of PLMBS have reduced outstanding unpaid principal balances.

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, and unsecured overnight and term federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.  In December 2016, a trading portfolio was established with the objective of expanding our choice of investing for liquidity.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $2.1 billion at September 30, 2017 and $7.2 billion at December 31, 2016.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $11.1 billion at September 30, 2017 and $6.7 billion at December 31, 2016, representing unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.8:                                       Trading Securities

	Trading Securities
	September 30, 2017	December 31, 2016
Par value	$270,930	$130,930
Amortized cost	$270,802	$131,009
Carrying/Fair value	$270,817	$131,151

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

Cash deposits (pledged collateral) with derivative counterparties — At September 30, 2017, we had deposited $34.4 million as cash collateral pledged.  In addition, we had deposited $217.7 million as variation margin to the CME.  Beginning January 1, 2017, variation margin exchanged with the CME was classified as settlement values of open derivative contracts in accordance with rules announced by the CME, and not as pledged collateral.  At December 31, 2016, we had deposited $256.0 million as cash collateral pledged, including pledged variation margin.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.8 billion at September 30, 2017, an increase of $133.1 million (net of acquisitions and paydowns) from the balance at December 31, 2016.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years.

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:                                       MPF by Conventional and Insured Loans

	September 30, 2017	December 31, 2016

Federal Housing Administration and Veteran Administration insured loans	$232,933	$226,504
Conventional loans	2,601,058	2,474,347
Others	—	56

Total par MPF loans	$2,833,991	$2,700,907

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

Table 6.2:                                       Rollforward First Loss Account (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Beginning balance	$32,092	$28,486	$30,933	$27,107
Additions	959	1,267	2,839	3,224
Resets(a)	(127)	—	(387)	(347)
Charge-offs	(221)	(24)	(682)	(255)
Ending balance	$32,703	$29,729	$32,703	$29,729

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

Table 6.3:                                       Second Losses and SMI Coverage (in thousands)

	September 30, 2017	December 31, 2016

Second Loss Position (a)	$74,178	$139,610
SMI Coverage - NY share only (b)	$12,142	$13,134
SMI Coverage - portfolio (b)	$12,383	$13,420

(a)         “Second Loss” amount is calculated at the time of loan acquisition, and the amount becomes the PFIs obligation on a pooled basis for all loans within a Master Commitment (“MC”).  As discussed previously, the MCs and the Second loss are reset periodically.  In the second quarter of 2017, certain eligible MCs and the Second Losses were reset prior to the contractual reset anniversaries in order to accommodate the one-time adjustment to “Single A”.  Second loss amounts were recalculated (reset) based on the lower amortized principal balance, and were reset to the Single A level.  Together, the contractual resets and migration to Single A explain the decline in the amount of the Second Loss.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.4:                                       Geographic Concentration of MPF Loans

	September 30, 2017		December 31, 2016
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	68.8%	58.8%	69.4%	59.1%

Table 6.5:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$282,065	9.95%
Astoria Bank	271,851	9.59
Investors Bank	190,071	6.71
Bethpage Federal Credit Union	173,802	6.13
Teachers Federal Credit Union	169,293	5.97
All Others	1,746,909	61.65

Total	$2,833,991	100.00%

`	December 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$281,672	10.43%
New York Community Bank	239,096	8.85
Investors Bank	179,358	6.64
Teachers Federal Credit Union	158,809	5.88
Bethpage Federal Credit Union	138,059	5.11
All Others	1,703,857	63.09

Total	$2,700,851	100.00%

(a)         New York Community Bancorp, Inc., parent of New York Community Bank, publicly announced on June 27, 2017 that it had entered into an agreement to sell its mortgage banking business to Freedom Mortgage Corporation, a non-member.

Accrued interest receivable

Other assets

Accrued interest receivable was $216.2 million at September 30, 2017 and $163.4 million at December 31, 2016, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $3.9 million and $7.2 million at September 30, 2017 and December 31, 2016.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) outstanding at September 30, 2017 was $100.9 billion (par, $100.4 billion), compared to $84.8 billion (par, $84.3 billion) at December 31, 2016.  On average, CO bonds funded 61.4% and 57.2% of earning assets in the nine months ended September 30, 2017 and 2016.

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

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $37.7 billion at September 30, 2017 and $49.4 billion at December 31, 2016.  On average, discount notes funded 32.1% of earning assets in the nine months ended September 30, 2017, compared to 35.9% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at September 30, 2017 and December 31, 2016, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 16. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$28,083,440	27.97%	$32,878,545	38.99%
Fixed-rate, callable	1,641,000	1.63	1,255,000	1.49
Step Up, callable	105,000	0.10	160,000	0.19
Single-index floating rate	70,594,000	70.30	50,034,000	59.33

Total par value	100,423,440	100.00%	84,327,545	100.00%

Bond premiums	55,716		52,336
Bond discounts	(26,506)		(28,527)
Hedge valuation basis adjustments (a)	304,319		290,016
Hedge basis adjustments on terminated hedges (b)	136,262		140,331
FVO (c) - valuation adjustments and accrued interest	(120)		2,963

Total Consolidated obligation-bonds	$100,893,111		$84,784,664

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

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $19.0 billion at September 30, 2017, compared to $22.1 billion at December 31, 2016.  Run offs of fixed-rate hedged bonds were largely replaced by issuance of floating-rate CO bonds, which were hedged on an economic basis, explaining the decline in notional amounts of ASC 815 qualifying CO bond hedges.

The application of the accounting methodology resulted in the recognition of $304.3 million in net unrealized hedge valuation basis loss at September 30, 2017, compared to a net loss of $290.0 million at December 31, 2016.  Hedged bonds are fixed-rate liabilities, and fixed-rate cash flows are discounted by the LIBOR/Swap curve.  Recorded valuation basis losses were primarily on vintage long-term CO bonds, which had been issued at the then prevailing higher fixed-rate coupons.  For such bonds, the contractual coupons were still higher than the prevailing market rates.  In contrast, on shorter-term bonds issued in recent years, the contractual fixed-rate coupons were lower than the prevailing (rising) market rates, and valuation gains partly offset the fair value losses on the vintage long-term bonds.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were basis losses of $136.3 million and $140.3 million at September 30, 2017 and December 31, 2016.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair values of CO bonds elected under the FVO, and reported net basis gains of $0.1 million at September 30, 2017 and a loss of $3.0 million at December 31, 2016.  The notional amounts of CO bonds elected under the FVO were $30.0 million at September 30, 2017 and $2.0 billion at December 31, 2016.  Run offs of bonds elected under the FVO were not replaced by new transactions, explaining the decline in the valuation basis.

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

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	September 30, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullet bonds	$18,419,165	$21,696,855
Fixed-rate callable bonds	605,000	400,000
	$19,024,165	$22,096,855

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2017	December 31, 2016
Bonds designated under FVO	$30,000	$2,049,550

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate bonds to a variable-rate instrument.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 7.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.

Table 7.4:                                       Economic Hedged Bonds

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  During the periods in this report, we issued variable-rate bonds indexed to the 1-month LIBOR.  To mitigate the economic risk of a change in the variable rate basis between the 3-month LIBOR and the 1-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of electing the FVO or designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt to market values and offsetting fair value gains and losses on the basis swaps.  We opted instead to designate the basis swap as a standalone derivative, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	September 30, 2017	December 31, 2016
Bonds designated as economically hedged
Floating-rate bonds (a)	$24,255,000	$10,225,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps, which eliminated the basis risk.  We have made greater use of the 1-month LIBOR indexed floating rate CO bonds as pricing was relatively favorable.  The synthetic cost of funding utilizing interest rate swaps has remained advantageous.

Excludes consolidated obligation bonds elected under the FVO.

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$84,798,820	84.44%	$56,586,690	67.10%
Due or callable after one year through two years	8,475,675	8.44	19,523,965	23.16
Due or callable after two years through three years	1,896,490	1.89	3,206,095	3.80
Due or callable after three years through four years	976,885	0.97	1,035,175	1.23
Due or callable after four years through five years	964,215	0.96	845,320	1.00
Thereafter	3,311,355	3.30	3,130,300	3.71

Total par value	100,423,440	100.00%	84,327,545	100.00%

Bond premiums	55,716		52,336
Bond discounts	(26,506)		(28,527)
Hedge valuation basis adjustments	304,319		290,016
Hedge basis adjustments on terminated hedges	136,262		140,331
FVO - valuation adjustments and accrued interest	(120)		2,963

Total bonds	$100,893,111		$84,784,664

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	September 30, 2017	December 31, 2016
Callable	$1,746,000	$1,415,000
Non-Callable	$98,677,440	$82,912,545

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	September 30, 2017	December 31, 2016

Par value	$37,723,704	$49,392,445
Amortized cost	$37,680,850	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	387	23,514
Total discount notes	$37,681,237	$49,357,894

Weighted average interest rate	1.02%	0.48%

(a)         Valuation basis adjustments, including unaccreted discounts, were recorded to recognize changes in the entire fair values of CO discount notes elected under the FVO.  The basis adjustment balances were net liability amounts of $0.4 million at September 30, 2017, and $23.5 million at December 31, 2016.  Accrued interest (or, unaccreted discounts) included in the basis losses were $0.3 million at September 30, 2017 and $23.1 million at December 31, 2016.  Run offs of discount notes elected under the FVO were not replaced by new transactions.  Notional amounts of instruments elected under the FVO were $0.3 billion at September 30, 2017 and $12.2 billion at December 31, 2016.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2017	December 31, 2016
Discount notes designated under FVO (a)	$268,375	$12,204,898

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2017	December 31, 2016
Discount notes hedged under qualifying hedge (a)	$2,229,000	$1,839,000

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

The following table summarizes economic hedges of discount notes (in thousands):

Table 7.10:                                Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2017	December 31, 2016
Discount notes designated as economic hedges (a)	$—	$994,000

(a)         Economic hedges of discount notes— We issue fixed rate discount note and convert cash flows to LIBOR to mitigate the economic risk of fixed-rate expenses.  Run offs of discount notes designated as economic hedges were not replaced by new transactions.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $157.8 million at September 30, 2017 and $130.2 million at December 31, 2016.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities

Other liabilities — Amounts outstanding were $190.5 million at September 30, 2017, and $167.2 million at December 31, 2016.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	September 30, 2017	December 31, 2016
Capital Stock (a)	$6,318,120	$6,307,766
Unrestricted retained earnings (b)	1,047,593	1,028,674
Restricted retained earnings (c)	450,136	383,291
Accumulated Other Comprehensive Loss	(77,771)	(95,650)
Total Capital	$7,738,078	$7,624,081

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

(b)         Unrestricted retained earnings — Net Income for the nine months ended September 30, 2017 was $334.2 million; $66.8 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $248.5 million to members as dividends in the nine months ended September 30, 2017.  As a result, Unrestricted retained earnings increased by $18.9 million to $1.0 billion at September 30, 2017.

(c)          Restricted retained earnings — Restricted retained earning balance at September 30, 2017 has grown to $450.1 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2017	December 31, 2016

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(21,846)	$(30,234)
Net unrealized gains on available-for-sale securities (b)	10,110	4,224
Net unrealized losses on hedging activities (c)	(44,433)	(47,018)
Employee supplemental retirement plans (d)	(21,602)	(22,622)
Total Accumulated other comprehensive loss	$(77,771)	$(95,650)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at September 30, 2017, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities), and no additional OTTI was recorded in the period.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and grantor trust funds designated as available-for-sale.  The valuation of MBS in the AFS portfolio were substantially in unrealized gain positions at September 30, 2017 and December 31, 2016.

(c)          Cash flow hedge valuation losses — Cumulative fair value losses from the two cash flow hedging strategies were $44.4 million and $47.0 million at September 30, 2017 and December 31, 2016.  Financial statements, Note 16.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2017	September 30, 2016
Cash dividends paid per share	$4.02	$3.47
Dividends paid (a) (c)	$248,456	$187,705
Pay-out ratio (b)	74.34%	67.43%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of September 30, 2017 and December 31, 2016:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Economic Hedge of Fair Value Risk	$10	$77
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$14
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to LIBOR adjustable rate	Fair Value Hedge	$55	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate callable advance to LIBOR floating rate callable advance	Fair Value Hedge	$17	$5
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Fair Value Hedge	$1,448	$2,498
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate advance (no-longer putable) to LIBOR floating rate advance (no-longer putable)	Fair Value Hedge	$1,377	$1,083
Pay fixed, receive floating interest rate swap no longer cancellable by FHLBNY	To convert fixed rate advance (no-longer callable) to LIBOR floating rate advance (no-longer callable)	Fair Value Hedge	$5	$5
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Fair Value Hedge	$49,643	$37,466
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate advance converted to LIBOR floating rate advance; matched to advance accounted for under fair value option	Fair Value Option	$—	$430

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Fair Value Hedge	$605	$400
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond (no-longer callable) to LIBOR floating rate bond (no-longer callable)	Fair Value Hedge	$150	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond to LIBOR floating rate bond	Fair Value Hedge	$18,269	$21,577
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation discount note to LIBOR floating rate discount note	Economic Hedge of Fair Value Risk	$—	$994
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond	Cash flow hedge	$30	$95
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note	Cash flow hedge	$2,229	$1,839
Basis swap	To convert one LIBOR index to another LIBOR index to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$24,255	$10,225
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate callable bond; matched to callable bond accounted for under fair value option	Fair Value Option	$30	$30
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation bond converted to LIBOR floating rate bond; matched to bond accounted for under fair value option	Fair Value Option	$—	$2,020
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to LIBOR floating rate discount note; matched to discount note accounted for under fair value option	Fair Value Option	$268	$12,205

Table 9.3:                                       Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate trading securities to the OIS indexed floating-rate.	Economic Hedge	$31	$131

Table 9.4:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps	To offset interest rate swaps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$368	$258

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.5:                     Derivatives Financial Instruments by Product

	September 30, 2017		December 31, 2016
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$52,544,501	$60,771	$41,236,991	$(3,676)
Consolidated obligation fair value hedges	19,024,165	305,471	22,096,855	293,821
Cash Flow-anticipated transactions	2,259,000	(47,225)	1,934,000	(47,533)
Derivatives not designated as hedging instruments (b)
Advances hedges	30,250	(322)	97,445	(372)
Trading securities	30,930	25	130,930	41
Consolidated obligation hedges	24,255,000	3,074	11,219,000	(573)
Mortgage delivery commitments	27,632	(26)	28,447	(40)
Balance sheet	2,692,000	1,433	2,692,000	5,200
Intermediary positions hedges	368,000	374	258,000	319
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	—	—	430,000	62
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	30,000	(157)	2,049,550	(1,490)
Interest rate swaps-consolidated obligation discount notes	268,375	(34)	12,204,897	(3,528)

Total notional and fair values excluding variation margin	$101,529,853	$323,384	$94,378,115	$242,231

Variation margin (Note 1)		(217,687)		—

Total derivatives fair values excluding accrued interest		$105,697		$242,231

Cash collateral pledged to counterparties (d)		34,394		255,967
Cash collateral received from counterparties		(132,683)		(354,658)
Accrued interest		17,685		40,350

Derivative balance net of cash collateral and variation margin		$25,093		$183,890
Statements of Condition balances
Net derivative asset balance ( e)		$125,549		$328,875
Net derivative liability balance (e)		(100,456)		(144,985)

Derivative balance net of cash collateral		$25,093		$183,890

Non-cash collateral

Security collateral pledged as initial margin to Derivative Clearing Organization (f)		$239,891		$—
Security collateral received from counterparty (f)		(104,886)		(104,470)

		$135,005		$(104,470)
Net exposure from (to) counterparties		$160,098		$79,420

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives did not qualify under ASC 815 hedge accounting rules; such derivatives were utilized as economic hedges (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Cash collateral pledged to counterparties.  At December 31, 2016, cash collateral included $222.1 million of “Initial Margins” posted to FCMs.

(e)          As reported in the Statements of condition.

(f)            Security collateral are U.S. treasury securities.  Security collateral are not permitted to be offset, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Note 1            Variation margin (“VM”) is exchanged daily between the DCOs and the FHLBNY through FCMs.  At September 30, 2017, we received $217.7 million from the CME as variation margin.  Beginning January 1, 2017, in accordance with our interpretation of the rules of the Commodity Futures Trading Commission (“CFTC”), we have considered amounts received as satisfaction of exposures of outstanding derivatives and not collateral against the exposures.  Prior to January 1, 2017, VM exchanged with the CME was considered as collateral.  VM exchanged with the London Clearing House (‘‘LCH”) is currently considered collateral.

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

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.6:                                       Derivatives Counterparty Credit Ratings

	September 30, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value in a Net Asset Position Before Collateral & Variation Margin (e)	Cash Collateral and Variation Margin Pledged To (From) Counterparties (a) (e)	Cash Initial Margin Pledged to Derivative Clearing Organizations (d)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Initial Margin Pledged to Derivative Clearing Organizations	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,135,433	$143,215	$(27,500)	$—	$115,715	$—	$(104,886)	$10,829
Cleared derivatives (d)	57,413,319	329,658	(322,871)	—	6,787	239,891	—	246,678
	59,548,752	472,873	(350,371)	—	122,502	239,891	(104,886)	257,507
Excess Collateral	—	—	2,993	—	2,993	—	—	2,993
Total derivative positions with non-member counterparties to which the Bank had credit exposure	59,548,752	472,873	(347,378)	—	125,495	239,891	(104,886)	260,500
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	40,000	54	—	—	54	—	(54)	—
Delivery Commitments
Derivative position with delivery commitments	27,632	—	—	—	—	—	—	—
Total derivative position with members	67,632	54	—	—	54	—	(54)	—
Derivative positions with credit exposure	59,616,384	$472,927	$(347,378)	$—	$125,549	$239,891	$(104,940)	$260,500
Derivative positions without fair value credit exposure	41,913,469
Total notional	$101,529,853

	December 31, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Cash Initial Margin Pledged to Derivative Clearing Organizations (d)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Initial Margin Pledged to Derivative Clearing Organizations	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,100,433	$146,316	$(33,600)	$—	$112,716	$—	$(104,470)	$8,246
Cleared derivatives (d)	81,202,783	305,243	(311,216)	222,067	216,094	—	—	216,094
	83,303,216	451,559	(344,816)	222,067	328,810		(104,470)	224,340
Excess Collateral	—	—	65	—	65	—	—	65
Total derivative positions with non-member counterparties to which the Bank had credit exposure	83,303,216	451,559	(344,751)	222,067	328,875		(104,470)	224,405
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	129,000	—	—	—	—	—	—	—
Delivery Commitments
Derivative position with delivery commitments	28,447	—	—	—	—	—	—	—
Total derivative position with members	157,447	—	—	—	—	—	—	—
Derivative positions with credit exposure	83,460,663	$451,559	$(344,751)	$222,067	$328,875	$—	$(104,470)	$224,405
Derivative positions without fair value credit exposure	10,917,452
Total notional	$94,378,115

(a)    Includes margins in excess of fair values that were posted to counterparties, and are classified as a component of derivative assets, as they represent a receivable and an exposure for the FHLBNY.

(b)    Non-cash collateral, primarily securities and insignificant amounts of mortgage collateral pledged by members for swaps intermediated by FHLBY on their behalf.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities and mortgage collateral are not transferred.

(c)    NRSRO Ratings.

(d)    On Cleared derivatives, we are required to pledge Initial margin to Derivative Clearing Organizations (“DCOs”).  At September 30, 2017, we pledged $239.9 million in securities to fulfill our obligation to pledge Initial margin.  At December 31, 2016, we posted $222.1 million in cash as Initial margin.

(e)    Beginning in the first quarter of 2017, Variation margin exchanged with the CME, a DCO, is considered the settlement of the fair value of the cleared derivative itself, and not collateral.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $11.1 billion at September 30, 2017 and $13.2 billion at December 31, 2016.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $14.8 million at September 30, 2017 and $20.3 million at December 31, 2016.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates for open uncleared derivatives.  We do not expect to post additional collateral.  We are rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $90.4 billion at September 30, 2017 and $81.2 billion at December 31, 2016.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at any periods in this report.  For cleared derivatives, neither our GSE status or bilateral threshold agreements apply; margin requirements are computed by the DCO based on fair values of open contracts and the volatility of the fair values.

Collateral and margin posted to swap counterparties — Cash collateral of $34.4 million was posted to swap counterparties at September 30, 2017, and securities collateral of $239.9 million were pledged at that date.  At December 31, 2016, we posted $256.0 million as cash collateral.

After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $100.5 million and $145.0 million at September 30, 2017 and December 31, 2016.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

For additional information, and an analysis of our exposure due to non-performance of swap counterparties, see Table “Offsetting of Derivative Assets and Derivative Liabilities - Net Presentation” in Note 16. Derivatives and Hedging Activities to financial statements.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by counterparty country of incorporation (dollars in thousands):

Table 9.7:                                       FHLBNY Exposure Concentration (a)

		September 30, 2017
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$92,536,944	91.14%	$125,284	99.79%
Counterparty (ies)	United Kingdom	755,943	0.74	211	0.17
Members	U.S.A.	40,000	0.04	54	0.04
Total Credit Exposure (Fair values, net) - Balance sheet assets		93,332,887	91.92	$125,549	100.00%
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	U.S.A.			$239,891
Security collateral received from counterparty (d)	U.S.A.			(104,886)
Net security				$135,005
Net Exposure				$260,554

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	6,888,823	6.79	$(81,994)
Counterparty (ies)	Germany	501,000	0.49	(14,909)
Counterparty (ies)	Switzerland	329,511	0.32	(11)
Counterparty (ies)	France	300,000	0.30	(543)
Member and Delivery Commitments	U.S.A.	171,632	0.17	(2,965)
Counterparty (ies)	Canada	6,000	0.01	(34)
		8,196,966	8.08	$(100,456)
Total notional		$101,529,853	100.00%

		December 31, 2016
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$83,303,216	88.26%	$328,810	99.98%
Counterparty (ies)	Switzerland	559,110	0.59	65	0.02
Total Credit Exposure (Fair values, net) - Balance sheet assets		83,862,326	88.85	$328,875	100.00%
Security collateral received from counterparty (d)	U.S.A.			(104,470)
				$224,405

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	8,023,974	8.50	$(113,609)
Counterparty (ies)	United Kingdom	1,224,368	1.30	(5,783)
Counterparty (ies)	Germany	789,000	0.84	(19,967)
Counterparty (ies)	France	315,000	0.33	(1,784)
Member and Delivery Commitments	U.S.A.	157,447	0.17	(3,694)
Counterparty (ies)	Canada	6,000	0.01	(148)
		10,515,789	11.15	$(144,985)
Total notional		$94,378,115	100.00%

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

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $90.4 billion at September 30, 2017 and $81.2 billion at December 31, 2016.

(d)         Security collateral are not permitted to be offset, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.8:                                       Notional and Fair Value by Contractual Maturity

	September 30, 2017		December 31, 2016
	Notional	Fair Value (a)	Notional	Fair Value (a)
Maturity less than one year	$62,923,470	$428	$43,199,884	$(29,164)
Maturity from one year to less than three years	25,789,105	10,760	36,135,883	(28,896)
Maturity from three years to less than five years	7,962,740	(49,036)	9,259,611	(67,329)
Maturity from five years or greater	4,826,906	361,258	5,754,290	367,660
Delivery Commitments	27,632	(26)	28,447	(40)
	$101,529,853	$323,384	$94,378,115	$242,231
Variation Margin (b)		(217,687)
Total derivatives excluding accrued interest		$105,697

(a)   Derivative fair values in aggregate were in a net asset position at September 30, 2017 and December 31, 2016.

(b)   Variation margin (“VM”) on cleared derivatives with the CME is a settlement of the fair value of an open contract itself; VM is reported as a reduction of the fair value outstanding at September 30, 2017 and as collateral at December 31, 2016.

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2017	$2,461	$110,343	$107,882
June 30, 2017	1,561	102,799	101,238
March 31, 2017	1,479	102,549	101,070
December 31, 2016	1,509	100,524	99,015

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2017	$9,354	$37,721	$28,367
June 30, 2017	5,949	32,847	26,898
March 31, 2017	6,482	32,222	25,740
December 31, 2016	4,785	28,090	23,305

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2017	$3,126	$33,013	$29,887
June 30, 2017	2,365	29,058	26,693
March 31, 2017	2,693	29,681	26,988
December 31, 2016	2,431	26,291	23,860

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

Cash flows

Cash and due from banks was $216.2 million at September 30, 2017 and $151.8 million at December 31, 2016.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the nine months ended September 30, 2017 was $341.9 million and $335.7 million in the same period in the prior year.  By way of comparison, Net income was $334.2 million in the nine months ended September 30, 2017 and $278.4 million in the same period in the prior year.

Cash flows provided by investing activities — Investing activities resulted in $4.7 billion in net cash used (outflows) in the nine months ended September 30, 2017, compared to $11.3 billion in net cash outflows in the same period in 2016.  In both periods, cash used in investing activities were driven largely by new advances that exceeded maturing advances.  Net increase in Held-to-maturity investments in the 2017 period was another factor.

Cash flows used in financing activities — Our primary source of funding is the issuance of consolidated obligation debt.  Issuance of capital stock is another source.  Net cash inflows from our funding sources were $4.4 billion in the nine months ended September 30, 2017, compared to net inflows of $10.9 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Outstanding at end of the period (a)	$37,681,237	$49,357,894	$51,584,100	$20,589,540
Weighted-average rate at end of the period	1.02%	0.48%	1.06%	0.63%
Average outstanding for the period (a)	$47,418,588	$46,508,363	$34,689,356	$15,519,889
Weighted-average rate for the period	0.77%	0.37%	0.88%	0.50%
Highest outstanding at any month-end (a)	$57,330,972	$54,630,600	$51,584,100	$20,589,540

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

Legislative and Regulatory Developments

Information Security Management Advisory Bulletin.  On September 28, 2017, the FHFA issued an Advisory Bulletin that supersedes previous guidance on an FHLBank’s information security program.  The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program.  The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

The Bank does not expect this advisory bulletin to materially affect its financial condition or results of operations.

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

•                  require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•                  require the FHLBanks to classify and provide additional data in their annual reports about the number of and amounts paid under its contracts with MWDOB.

The Bank does not expect this final rule to materially affect its financial condition or results of operations, but anticipates that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

FHLBank Capital Requirements.  On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks.  The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit.  The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a nationally recognized statistical rating organization, and instead, require that the FHLBanks establish and use their own internal rating methodology.  With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate.  The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets.  The FHFA proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date.  While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017.  The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations.

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

Other Significant Developments.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs).  On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered qualified financial contracts (QFCs) to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB.  Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements.  On September 27, 2017, the Federal Deposit Insurance Corporation (“FDIC”) adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although the Bank is not a covered entity under these rules, as a counterparty to covered entities under QFCs, it may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions.  The Bank does not expect these final rules to materially affect its financial condition or results of operations.

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

Risk Measurements.  Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at September 2016, December 2016, March 2017, June 2017 and September 2017 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2016 and the third quarter of 2017):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2017	-0.38	N/A	0.54
June 30, 2017	-0.24	N/A	0.53
March 31, 2017	0.06	N/A	0.75
December 31, 2016	0.10	N/A	0.77
September 30, 2016	-0.57	N/A	0.50

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

One Year Re-pricing Gap
September 30, 2017	$6.496 Billion
June 30, 2017	$6.372 Billion
March 31, 2017	$5.507 Billion
December 31, 2016	$5.631 Billion
September 30, 2016	$6.108 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2016 and the third quarter of 2017):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2017	N/A	5.43%
June 30, 2017	N/A	5.28%
March 31, 2017	N/A	3.92%
December 31, 2016	N/A	4.78%
September 30, 2016	N/A	3.18%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2016 and the third quarter of 2017):

	Down-shock Change in MVE	+200bps Change in MVE
September 30, 2017	N/A	-0.39%
June 30, 2017	N/A	-0.48%
March 31, 2017	N/A	-0.98%
December 31, 2016	N/A	-1.01%
September 30, 2016	N/A	-0.15%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2017 and December 31, 2016 (in millions):

	Interest Rate Sensitivity
	September 30, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$14,454	$188	$599	$459	$1,640
MBS investments	9,363	628	1,897	2,285	3,051
Adjustable-rate loans and advances	35,678	—	—	—	—
Net unswapped	59,495	816	2,496	2,744	4,691

Liquidity trading portfolio	271	—	—	—	—
Swaps hedging investments	—	—	—	—	—
Net liquidity trading portfolio	271	—	—	—	—

Fixed-rate loans and advances	37,395	10,919	20,615	6,706	1,822
Swaps hedging advances	37,438	(10,122)	(19,124)	(6,413)	(1,779)
Net fixed-rate loans and advances	74,833	797	1,491	293	43

Total interest-earning assets	$134,599	$1,613	$3,987	$3,037	$4,734

Interest-bearing liabilities:
Deposits	$1,415	$8	$—	$—	$—

Discount notes	37,575	109	—	—	—
Swapped discount notes	(2,204)	—	—	1,056	1,148
Net discount notes	35,371	109	—	1,056	1,148

Consolidated Obligation Bonds
FHLBank bonds	71,727	13,490	9,773	2,096	3,370
Swaps hedging bonds	19,983	(12,387)	(6,609)	(237)	(750)
Net FHLBank bonds	91,710	1,103	3,164	1,859	2,620

Total interest-bearing liabilities	$128,496	$1,220	$3,164	$2,915	$3,768
Post hedge gaps (a):
Periodic gap	$6,103	$393	$823	$122	$966
Cumulative gaps	$6,103	$6,496	$7,319	$7,441	$8,407

	Interest Rate Sensitivity
	December 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$15,227	$126	$439	$371	$1,797
MBS investments	8,581	339	2,287	2,334	2,129
Adjustable-rate loans and advances	42,781	—	—	—	—
Net unswapped	66,589	465	2,726	2,705	3,926

Liquidity trading portfolio	—	131	—	—	—
Swaps hedging investments	131	(131)	—	—	—
Net liquidity trading portfolio	131	—	—	—	—

Fixed-rate loans and advances	24,780	5,321	24,977	8,220	3,162
Swaps hedging advances	38,704	(4,419)	(23,309)	(7,876)	(3,100)
Net fixed-rate loans and advances	63,484	902	1,668	344	62
Loans to other FHLBanks	255	—	—	—	—

Total interest-earning assets	$130,459	$1,367	$4,394	$3,049	$3,988

Interest-bearing liabilities:
Deposits	$1,569	$4	$—	$—	$—
Discount notes	49,034	324	—	—	—
Swapped discount notes	(1,839)	—	—	971	868
Net discount notes	47,195	324	—	971	868

Consolidated Obligation Bonds
FHLBank bonds	53,906	11,352	13,791	2,115	3,198
Swaps hedging bonds	21,045	(9,200)	(10,787)	(293)	(765)
Net FHLBank bonds	74,951	2,152	3,004	1,822	2,433

Total interest-bearing liabilities	$123,715	$2,480	$3,004	$2,793	$3,301
Post hedge gaps (a):
Periodic gap	$6,744	$(1,113)	$1,390	$256	$687
Cumulative gaps	$6,744	$5,631	$7,021	$7,277	$7,964

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2017.  Based on this evaluation, they concluded that as of September 30, 2017, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 6. Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2018 Director Compensation Policy, effective as of January 1, 2018 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 9, 2017