Form 10-K
period 2017-12-31
Federal Home Loan Bank of New York
filed 2018-03-22
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2017, the aggregate par value of the common stock held by members of the registrant was approximately $6,756,499,900.  At February 28, 2018, 65,697,640 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2017 Annual Report on Form 10-K

Part I

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

All federally insured depository institutions, federally insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Only a few CDFIs were members of the FHLBNY at December 31, 2017.

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

A Joint Capital Enhancement Agreement (“Capital Agreement”) among the 11 FHLBanks requires each FHLBank to enhance its capital position, and each FHLBanks will contribute 20% of its Net income each quarter to its own restricted retained earnings account at the FHLBank until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 330 members at December 31, 2017 and 328 members at December 31, 2016.

Due to the deeply penetrated market, there are few opportunities to gain new bank and credit union members.  However, we continue to engage the few member prospects who are eligible to join.  In addition, foreign banks with charters based in our membership district are another potential pool of prospects.  This is not a new trend as we currently have members who have parent companies outside the USA.

An appropriate candidate for membership is an institution that is likely to transact advance business with us within a reasonable period of time, so that the capital stock of the potential member will likely be required to purchase under membership provisions will not dilute the dividend on the existing members’ capital stock.  Characteristics that identify attractive candidates include institutions with assets “of size”, an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that might have had experience with the FHLBanks during previous employment.

We actively market membership through a series of targeted, on-going sales and marketing initiatives.  We compete for business by offering competitively priced products, services and programs that provide financial flexibility to the membership.  The dominant reason institutions join the FHLBNY is access to a reliable source of liquidity.  While liquidity is provided in a variety of ways, advances are one of the most attractive sources of liquidity because they permit members to pledge relatively illiquid assets, such as 1-4 family, multifamily, home equity, and commercial real estate mortgages held in portfolio, to create liquidity.  Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies (a)	Institution	Total

December 31, 2017	134	81	93	19	3	330

December 31, 2016	137	84	90	14	3	328

(a)         Includes three captive insurance companies in 2016, which were considered in 2016 as non-members.  In 2017, captive insurance companies were not included as they are no longer eligible members under regulations.

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

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 9.  Mortgage Loans Held-for-Portfolio.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $94.3 million in 2017, $86.8 million in 2016 and $81.1 million in 2015.  The revenues were not a significant source of interest income.

Advances

We offer a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk and serve their communities.  Our primary business is making secured loans, called advances, to members.  These advances are available as short- and long-term loans with adjustable, variable and fixed-rate features (including option-embedded and amortizing advances).

Advances to members, including former members, constituted 77.1% and 76.1% of our total assets of $158.9 billion and $143.6 billion at December 31, 2017 and 2016.  In terms of revenues, interest income derived from advances were $1.6 billion, $0.9 billion  and $0.6 billion, representing 69.7%, 67.6%, and 62.9% of total interest income in 2017, 2016 and 2015.  Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions.  For more information about advances, including our underwriting standards, see financial statements, Note 8. Advances; also see Tables 3.1 to 3.9 and the accompanying discussions in this MD&A.

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

Affordable Housing Program (“AHP”).  We meet this requirement by allocating 10% of regulatory defined net income to our Affordable Housing Program each year.  The Affordable Housing Program helps our members meet their Community Reinvestment Act responsibilities.  The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs.  Within each year’s AHP allocation, we have established a set-aside program for first-time homebuyers called the First Home Clubsm.  The FHLBNY may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions.  Household income qualifications for the First Home Club are the same as for the competitive AHP.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500 to help with closing costs and/or down payment assistance; households are also required to attend counseling provided by a nonprofit housing agency, and we may provide up to $500 to defray the cost.

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

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated, high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, and we are a major lender in this market, particularly in the overnight market.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2006, bonds issued by housing finance agencies, and FHLBNY owned Grantor Trusts.  We have a trading portfolio invested primarily in highly-liquid U.S. Treasury securities to enhance our short-term liquidity positions.  The trading portfolio is not for speculative purposes.

For more information, see financial statements, Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Trading Securities, Note 6. Available-for-Sale Securities, and Note 7. Held-To-Maturity Securities.  Also see Tables 4.1 through 4.11 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2017 and 2016, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.0 trillion, including $148.5 billion and $133.7 billion issued for the FHLBNY and outstanding at those dates.

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

•                  The Global Debt Program — The FHLBanks issue global bullet Consolidated bonds. The FHLBanks and the Office of Finance maintain a debt issuance process for scheduled issuance of global bullet Consolidated bonds. As part of this process, management from each FHLBank will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global bullet debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, each FHLBank receives an allocation of proceeds equal to either the larger of the FHLBank’s commitment or the ratio of the individual FHLBank’s regulatory capital to total regulatory capital of all of the FHLBanks.  If the FHLBanks’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative regulatory capital of the FHLBanks, with the allocation limited to either the lesser of the allocation amount or the actual commitment amount.  The FHLBanks can, however, pass on any scheduled calendar slot and decline to issue any global bullet Consolidated bonds upon agreement of at least eight of the FHLBanks.

•                  TAP Issue Program — The FHLBanks use the TAP Issue Program to issue fixed-rate, noncallable (bullet) bonds. This program uses specific maturities that may be reopened daily through competitive auctions.  The goal of the TAP Issue Program is to aggregate frequent smaller fixed-rate funding needs into a larger bond issue that may have greater market liquidity.

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

Retained Earnings and Dividends

The Bank’s Retained Earnings and Dividends policy (the “Policy”) is a Board approved policy, the objectives of which are to preserve the value of our members’ investment with us, and to provide members with a reasonable dividend.  The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing.  The Bank’s minimum level of retained earning provides management with a high degree of confidence that estimable losses under simulated stressful conditions and scenarios will not impair paid-in capital, thereby preserving the par value of the stock.  Additionally, Unrestricted Retained Earnings should be available to supplement dividends when earnings are low or losses occur.  Our ability to pay dividends and any other distributions may be affected by standards under the Policy.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, Management had determined the Retained Earnings target to be $1,290 million for 2017 (including $250.0 million of Restricted retained earnings (“RRE”) allocated to Risk Bearing Capacity) and $885.0 million for 2016.  For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,067.1 million and $1,028.7 million at December 31, 2017 and 2016.  Restricted Retained Earnings was $479.2 million and $383.3 million at the two dates.  The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, was a loss of $55.2 million and $95.7 million at December 31, 2017 and 2016.  At December 31, 2017 and 2016, our actual retained earning balances were greater than the Bank’s Retained Earnings Sufficiency level.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015

Retained earnings, beginning of year	$1,411,965	$1,270,139	$1,082,771
Net Income for the year	479,469	401,152	414,811
	1,891,434	1,671,291	1,497,582
Dividends paid in the year (a)	(345,152)	(259,326)	(227,443)

Retained earnings, end of year	$1,546,282	$1,411,965	$1,270,139

(a)              Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms.  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposits thru listing service, and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage.  An emerging competitor is Deposits Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick in the use of these wholesale deposits. Repo and Federal funds have subsided compared to pre-crisis volume and we expect this trend to extend as advances and brokered CDs continue to take market share.  Large members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

We compete for funds in the national and global unsecured debt markets.  Competitors include corporate, sovereign, U.S. Treasury, supranational entities and Government Sponsored Enterprises including Fannie Mae, Freddie Mac and the Federal Farm Credit Banks (“FFCB”).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt.  Although the available supply of funds has historically kept pace with the liquidity needs of our members, there can be no assurance this will continue to be the case indefinitely.

There is considerable competition among high credit quality issuers in the markets for callable debt.  The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, when available, a valuable source of competitively priced funding for the FHLBNY.  Therefore, the liquidity of markets for callable debt is one of the determinants of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rising rates and yields and availability of alternative investments.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

Competition among the 11 member banks of the FHLBanks is limited.  A bank holding company with multiple banking charters may operate in more than one FHLBank’s district.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  We do not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds from other FHLBanks.  We are permitted by regulation to purchase short-term investments from our members, but we are not permitted to allow members to borrow unsecured funds from us.

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

Personnel

As of December 31, 2017, we had 308 full-time and no part-time employees.  As of December 31, 2016, we had 280 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There were no shortfalls in 2017, 2016 and 2015.

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

Changes in regulatory or statutory requirements, or in their application, could result in, among other things, changes in: our cost of funds; retained earnings requirements; liquidity requirements, debt issuance; dividend payments; capital redemption and repurchases; permissible business activities; the size, scope, or nature of our lending, investment, or mortgage purchase programs; or our compliance costs.  Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively affect our results of operations and financial condition.  Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own our capital stock or take advantage of our products and services.

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

At December 31, 2017, advances borrowed by insurance companies accounted for 17.1% of total advances (18.7% at December 31, 2016).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.  Also see Note 8.  Advances to Financial Statements for more information.

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

Changes to and Replacement of the LIBOR Benchmark Rate Could Adversely Affect Our Profitability and Cost of Funds.  Actions by the ICE Benchmark Administration (the current administrator of LIBOR), regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates.  For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee sponsored by the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, in the U.S., or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, which may include some of our Consolidated Obligations, may affect member appetite for LIBOR-based advances, and may affect the availability, pricing and terms of LIBOR-based interest rate swaps we use to hedge our interest rate risk. Reform of, or the replacement or disappearance of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may adversely affect the value of and return on our Consolidated Obligations and LIBOR-based advances, and the availability, pricing and terms of LIBOR-based interest rate swaps we use to hedge our interest rate risk.  Alternative reference rates or modifications to LIBOR may not align for our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings.  Any one or more of these factors could have an adverse effect on our revenue and profitability. Additionally, as the Bank transitions its existing LIBOR contracts, the risk of contract claims concerning the replacement index may increase.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying value of our portfolio of private-label MBS was $181.4 million at December 31, 2017.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various Nationally Recognized Statistical Rating Organizations (“NRSROs”).  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

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

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with a carrying value of $1.1 billion as of December 31, 2017.  Generally, the cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities reported gross unrealized losses of $33.0 million at December 31, 2017 and $37.0 million at December 31, 2016.  Although we have determined that none of these securities is other-than-temporarily impaired, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $1.0 million at December 31, 2017 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Continually evolving cybersecurity or other technological risks could result in the disclosure of confidential client or customer information, damage to the FHLBNY’s reputation, additional costs to the FHLBNY, regulatory penalties and financial losses.  A significant portion of FHLBNY’s operations relies heavily on the secure processing, storage and transmission of financial and other information.  The FHLBNY’s computer systems, software and networks are subject to similar vulnerabilities as other companies highly reliant on technology for operational processing. These risks include unauthorized access, loss or destruction of data, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events.  These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure.  If one or more of these events occurs, it could result in the disclosure of confidential information, damage to FHLBNY’s reputation with its customers, additional costs to the FHLBNY (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to the FHLBNY.  Such events could also cause interruptions or malfunctions in the operations of the FHLBNY data systems (such as the lack of availability of FHLBNY’s online advance transaction system with members).

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

Item 1B                                          Unresolved Staff Comments.

Not applicable.

Item 2.                                                Properties.

At December 31, 2017, we occupied approximately 66,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.

Item 3.                                                Legal Proceedings.

From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  At the present time, there are no pending claims against the FHLBNY that, if established, are reasonably likely to have a material effect on the FHLBNY’s financial condition, results of operations or cash flows or that are otherwise reasonably likely to be material to the FHLBNY.

Item 4.                                                Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2017, we had 330 members who held 67,500,045 shares of capital stock between them.  At December 31, 2017, former members held 199,447 shares.  At December 31, 2016, we had 325 members, who held 63,077,657 shares of capital stock between them.  At December 31, 2016, former members held 314,347 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

(1)                     Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2017, we had 9 housing associates as members.  Advances made to housing associates totaled $5.4 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition. (dollars in thousands):

	2017			2016			2015
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate

November	$97,005		6.00%	$71,991		5.00%	$54,507		4.10%
August	85,449		5.50	65,437		4.75	53,294		4.10
May	76,646		5.00	61,535		4.50	55,963		4.10
February	87,638		5.65	61,572		4.65	64,499		4.60

	$346,738	(b)		$260,535	(b)		$228,263	(b)

(a)         The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $1.6 million, $1.2 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015.

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

Item 6.                Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013

Investments (a)	$33,069	$30,939	$26,167	$25,201	$20,084
Advances	122,448	109,257	93,874	98,797	90,765
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,897	2,747	2,524	2,129	1,928
Total assets	158,918	143,606	123,239	132,825	128,333
Deposits and borrowings	1,196	1,241	1,350	1,999	1,929
Consolidated obligations, net
Bonds	99,288	84,785	67,716	73,536	73,275
Discount notes	49,614	49,358	46,850	50,044	45,871
Total consolidated obligations	148,902	134,143	114,566	123,580	119,146
Mandatorily redeemable capital stock	20	31	19	19	24
AHP liability	132	125	113	114	123
Capital
Capital stock	6,750	6,308	5,585	5,580	5,571
Retained earnings
Unrestricted	1,067	1,029	967	863	842
Restricted	479	383	303	220	157
Total retained earnings	1,546	1,412	1,270	1,083	999
Accumulated other comprehensive loss	(55)	(96)	(136)	(137)	(84)
Total capital	8,241	7,624	6,719	6,526	6,486
Equity to asset ratio (c)	5.19%	5.31%	5.45%	4.91%	5.05%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2017	2016	2015	2014	2013

Investments (a)	$36,835	$29,337	$26,944	$28,233	$27,710
Advances	109,188	96,201	91,401	93,550	80,245
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,838	2,631	2,362	1,989	1,912
Total assets	149,581	129,260	122,155	125,632	112,780
Interest-bearing deposits and other borrowings	1,768	1,431	1,213	1,705	1,683
Consolidated obligations, net
Bonds	93,352	73,174	69,177	76,580	65,502
Discount notes	45,895	46,508	43,628	38,713	36,872
Total consolidated obligations	139,247	119,682	112,805	115,293	102,374
Mandatorily redeemable capital stock	22	24	19	22	24
AHP liability	123	114	107	117	124
Capital
Capital stock	6,259	5,712	5,299	5,530	5,054
Retained earnings
Unrestricted	1,019	977	875	840	808
Restricted	423	337	252	186	124
Total retained earnings	1,442	1,314	1,127	1,026	932
Accumulated other comprehensive loss	(86)	(181)	(149)	(108)	(149)
Total capital	7,615	6,845	6,277	6,448	5,837

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

(dollars in millions) (except earnings and dividends per	December 31,
share, and headcount)	2017	2016	2015	2014	2013
Net income	$479	$401	$415	$315	$305
Net interest income (d)	722	556	554	444	421
Dividends paid in cash (e)	345	259	228	231	200
AHP expense	53	45	46	35	34
Return on average equity (f)(i)	6.30%	5.86%	6.61%	4.88%	5.22%
Return on average assets (i)	0.32%	0.31%	0.34%	0.25%	0.27%
Other non-interest (loss) income	(58)	7	25	6	13
Operating expenses (g)	116	102	103	86	83
Finance Agency and Office of Finance expenses	15	13	14	14	13
Total other expenses	131	115	117	100	96
Operating expenses ratio (h)(i)	0.08%	0.08%	0.08%	0.07%	0.07%
Earnings per share	$7.66	$7.02	$7.83	$5.69	$6.06
Dividends per share	$5.54	$4.73	$4.22	$4.19	$4.12
Headcount (Full/part time)	308	280	273	258	258

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $1.0 million, $1.6 million, $0.3 million, $4.5 million and $5.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

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

(i)            All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Supplementary financial data for each quarter for the years ended December 31, 2017 and 2016 are presented below (in thousands):

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter (a)

Interest income	$646,804	$616,115	$519,997	$459,387
Interest expense	455,382	435,576	343,883	285,938

Net interest income	191,422	180,539	176,114	173,449

(Reversal)/Provision for credit losses on mortgage loans	(3)	(183)	200	(301)
Other income (loss)	5,986	692	1,102	(65,783)
Other expenses and assessments	52,162	47,672	46,103	38,402
Net other expenses	46,173	46,797	45,201	103,884
Net income	$145,249	$133,742	$130,913	$69,565

	2016
	4th Quarter (b)	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$398,660	$344,596	$318,359	$299,232
Interest expense	238,046	204,950	189,375	172,066

Net interest income	160,614	139,646	128,984	127,166

Provision/(Reversal) for credit losses on mortgage loans	258	236	346	1,126
Other income (loss)	8,309	3,316	152	(4,924)
Other expenses and assessments	45,899	39,381	37,150	37,715
Net other expenses	37,848	36,301	37,344	43,765
Net income	$122,766	$103,345	$91,640	$83,401

Interim period — Infrequently occurring items recognized.

(a)         First quarter 2017 — Net income declined due to the Lehman litigation settlement charge of $70.0 million.

(b)         Fourth quarter 2016 — Net income benefitted from higher Net interest income, which grew in part by lower cost of funding and in part by a growing book of advance business.  Other expenses were higher in the quarter due to increase in Operating expenses.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	19 - 20
1.1	Market Interest Rates	27
2.1	Financial Condition	33
3.1 - 3.9	Advances	35 - 39
4.1 - 4.11	Investments	40 - 45
5.1 - 5.6	Mortgage Loans	47 - 49
6.1 - 6.10	Consolidated Obligations	50 - 53
6.11	FHLBNY Ratings	53
7.1 - 7.3	Capital	54 - 55
8.1 - 8.8	Derivatives	56 - 61
9.1 - 9.3	Liquidity	62
9.4	Short-Term Debt	64
9.5 - 9.7	Unpledged Asset Requirements, FHFA MBS Limits, and Core Mission Achievement	64 - 65
10.1 - 10.16	Results of Operations	66 - 82
11.1	Assessments	82

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

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2017	2016	2015	2017	2016

Net interest income before provision for credit losses	$722	$556	$554	$166	$2
Provision/(Reversal) for credit losses on mortgage loans	—	2	—	(2)	2
Other non-interest income	(58)	7	25	(65)	(18)
Operating expenses	40	33	30	7	3
Compensation and benefits	76	69	73	7	(4)
Net income	$479	$401	$415	$78	$(14)
Earnings per share	$7.66	$7.02	$7.83	$0.64	$(0.81)
Dividend per share	$5.54	$4.73	$4.22	$0.81	$0.51

2017 Highlights

Net Income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income/(loss), less Other Expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.  2017 Net income was $479.5 million, the second highest in the Bank’s history, and an increase of $78.3 million, or 19.5%, compared to the prior year.

Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Prepayment fees earned when advances are early terminated by our member/borrowers are also included in Net interest income.

2017 Net interest income was $721.5 million, an increase of $165.1 million, or 29.7%, from the prior year.  Net interest spread was 43 basis points in 2017, compared to 40 basis points in the prior year.

2017 Net interest income benefited from higher average earning assets, which grew to $148.8 billion, up from $128.4 billion in the prior year.  Average advance balances were $109.2 billion in 2017, compared to $96.2 billion in 2016.  In 2017, income from LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation short-term and floating-rate bonds.

Other Income (Loss) — 2017 Other Income/(loss) reported a loss of $58.0 million, compared to a gain of $6.9 million in the prior year.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss) in the first quarter of the current year period.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $15.8 million in the current year, compared to $13.8 million in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $4.5 million in the current year, compared to a net loss of $1.9 million in the prior year.  For more information, see financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 10.11 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net gain of $1.9 million in the current year, compared to a net loss of $1.7 million in the prior year.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 10.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

•                  Debt repurchases and transfers — Debt repurchases in the current year resulted in a loss of $0.1 million charged to earnings, compared to $3.6 million in the prior year.

Other Expenses were $130.9 million in the current year, compared to $115.4 million in the prior year.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $40.7 million in the current year, up from $33.4 million in the prior year.

•                  Compensation and benefits expenses were $75.6 million in the current year, up from $69.1 million in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $14.7 million in the current year, compared to $12.9 million in the prior year.

AHP assessments allocated from net income were $53.4 million in the current year, compared to $44.8 million in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2017 for a total of $5.54 per share of capital, compared to $4.73 per share of capital in 2016 and $4.22 in 2015.

Financial Condition — December 31, 2017 compared to December 31, 2016

Total assets increased to $158.9 billion at December 31, 2017 from $143.6 billion at December 31, 2016, an increase of $15.3 billion, or 10.7%.

Advances — Par balances increased at December 31, 2017 to $122.7 billion, compared to $109.2 billion at December 31, 2016.  Short-term fixed-rate advances grew to $23.8 billion at December 31, 2017, up from $10.8 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased to $37.1 billion at December 31, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $528.6 million, compared to $656.1 million at December 31, 2016.  We own grantor trusts that invest in highly-liquid registered mutual funds designated as AFS; funds were carried on the balance sheet at fair values of $48.6 million at December 31, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at December 31, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  GSE securities were recorded at amortized cost.  Investments in mortgage-backed securities (“MBS”), including private-label MBS, were $16.7 billion at December 31, 2017 and $15.0 billion at December 31, 2016.  Investments in PLMBS were less than 2.0% of the HTM portfolio of MBS.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2017 and December 31, 2016.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.9 billion at December 31, 2017, a net increase of $149.5 million from the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At December 31, 2017, actual risk-based capital was $8.3 billion, compared to required risk-based capital of $912.6 million.  To support $158.9 billion of total assets at December 31, 2017, the minimum required total capital was $6.4 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $8.3 billion, exceeding required total capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity and Debt — Cash at banks was $127.4 million at December 31, 2017, compared to $151.8 million at December 31, 2016.

Money Market investments at December 31, 2017 were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.  In addition, our balance sheet assets included a $528.6 million portfolio of high credit quality GSE-issued available-for-sale securities, which are readily marketable.

In December 2016, management approved a trading portfolio to meet short-term liquidity needs.  We invested in highly liquid U.S. Treasury Bills, U.S. Treasury Notes and GSE issued securities.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury Notes and $356.9 million in GSE securities.  At December 31, 2016, trading investments were $100.2 million in U.S. Treasury notes and $31.0 million in GSE securities.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Our earnings performance is the result of many factors, among them: the state of the economy; conditions in the capital markets; level and shape of the yield curve; ability of members to source deposits and make loans; and impact of regulations on members’ business.  Changes to these and other factors could have significant effects, positive or negative, on the Bank’s financial results.  Based on our assumptions for these and other factors, we currently project 2018 Net income to be a little lower than earned in 2017.

Advances — We expect a stable book of advance business through 2018, although at levels a little lower than at December 31, 2017.  The pace of balance sheet growth in 2017 was concentrated along short-term borrowing.  Borrowing activities of a few large members have been the predominant driver of our book of advance business.  We cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At December 31, 2017, three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 35.1%  (30.7% at December 31, 2016), Metropolitan Life Insurance Company 11.8%  (13.2% at December 31, 2016), and New York Community Bank/New York Commercial Bank 9.9% (10.7% at December 31, 2016).

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

Demand for FHLBank debt — We expect generally favorable funding condition to exist through 2018, specifically for short and intermediate-term Consolidated obligation floating-rate bonds, although we may experience some volatility in funding conditions during the year, especially leading up to and around FOMC meeting dates.  Our primary source of funds is the sale of Consolidated obligations in the capital markets.  Our ability to obtain funds through the issuance of Consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still unfavorable.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

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

Other Developments

Commonwealth of Puerto Rico — Our district is comprised of the states of New Jersey and New York, as well as the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  With respect to the Puerto Rico government debt crisis, we do not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all Bank customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members was immaterial, compared to total outstanding advances as of December 31, 2017.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the Bank’s credit or business activities.

Impact of natural disasters in 2017 — We believe that our potential exposure in FEMA designated disaster areas in the continental United States, Puerto Rico and the U.S. Virgin Islands is relatively limited, and the impact, if any, will not be material to our financial condition, results of operations, and cash flows.

Disaster Recovery Grant Programs — In March 2018, we introduced a disaster recovery grant programs for the insured depository members of the FHLBNY in Puerto Rico and the U.S. Virgin Islands.  The program will provide a total of $5.0 million in cash grants to assist homeowners and small businesses in Puerto Rico and the U.S. Virgin Islands recover from hurricane damages.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2017 and 2016 (rates in percent):

Table 1.1:                                       Market Interest Rates

	December 31,
	2017	2016	2017	2016
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	1.10%	0.51%	1.50%	0.75%
Federal Funds Effective Rate (b)	1.00	0.39	1.33	0.55
3-Month LIBOR (a)	1.26	0.74	1.69	1.00
2-Year U.S.Treasury (a)	1.40	0.83	1.89	1.20
5-Year U.S.Treasury (a)	1.91	1.33	2.20	1.93
10-Year U.S.Treasury (a)	2.33	1.84	2.40	2.45
15-Year Residential Mortgage Note Rate (a)	3.10	2.81	3.20	3.24
30-Year Residential Mortgage Note Rate (a)	3.88	3.64	3.85	4.06

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

•                  Fair values of mortgage-backed securities — We request prices for all mortgage-backed securities from three specific third-party vendors.  Depending on the number of prices received from the three vendors for each security, we select a median or average price as defined by the methodology.  The methodologies also incorporated variance thresholds to assist in identifying median or average prices that may require our further review.  When prices fall outside of variance thresholds, we analyze for reasonableness and incorporate other relevant factors that would be considered by market participants to arrive at a fair value estimate.

•                  Fair values of housing finance agency bonds — Fair values of such instruments are computed using third-party vendor prices, which are reviewed by management.

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

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp., can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (“MBIA”), financial guarantee is at risk. However, based on financial resources and near term liquidity issues, no financial guarantees are assumed in 2018.  For Ambac Assurance Corp (“Ambac” or “Ambac Assurance”), the reliance period is 45% of the shortfall through December 31, 2023.

Provision for Credit Losses

No provision for credit losses on advances was necessary in the history of the program.  We have an established allowance for credit losses on mortgage loans acquired under the Mortgage Partnership Finance Program (“MPF”). Our assessments represents management’s estimate of the probable credit losses inherent in these two portfolios.  Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change.  These assumptions and judgments on our provision for credit losses are based on information available as of the date of the financial statements.  Actual losses could differ from these estimates.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2017, 2016 and 2015.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

•                  Hedging strategy

•                  Identification of the item being hedged

•                  Determination of the accounting designation

•                  Determination of method used to assess the effectiveness of the hedge relationship

•                  Assessment that the hedge is expected to be effective in the future if designated as a qualifying hedge under the accounting standards for derivatives and hedging.

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

Legislative and Regulatory Developments

Finance Agency Final Rule on Minority and Women Inclusion. On July 25, 2017, the Finance Agency published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own (“MWDOB”) in all FHLBank business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with the FHLBank, and contracting. The final rule encourages the FHLBanks to expand contracting opportunities for MWDOBs and minorities, women, and individuals with disabilities through subcontracting arrangements and to track the cumulative spend associated with such diverse subcontracting arrangements. In addition, the final rule requires each FHLBank to:

•                                          develop stand-alone, board-approved diversity and inclusion strategic plans or incorporate diversity and inclusion principles into its existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•                                          amend its policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•                                          establish a process to grant or deny requests for accommodations to employees and job applicants based on their religious beliefs or practices;

•                                          provide information in its annual reports to the Finance Agency about its efforts to advance diversity and inclusion through identifying and selecting MWDOB firms for participation in financial transactions with the FHLBank, identifying ways in which it may give consideration to MWDOB business with the FHLBank when reviewing and evaluating vendor contract proposals, and enhancing customer access by MWDOB businesses (including through the FHLBank’s affordable housing and community investment programs;

•                                          report data regarding the number of diverse individuals currently in supervisory or managerial positions and its strategies for promoting the diversity of supervisors and managers;

•                                          classify and provide additional data in its annual reports about the number of, and amounts paid under, its MWDOB contracts, as well as demographic data regarding the categories of MWDOB entities to which it awards vendor contracts; and

•                                          provide data to the Finance Agency regarding the type of contracts it considers exempt from these diversity and inclusion requirements.

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs and substantially increase the amount of required data tracking, monitoring, and reporting.

Finance Agency Proposed Rule on Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We continue to evaluate the proposed rule, but do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

Information Security Management Advisory Bulletin. On September 28, 2017, the Finance Agency issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The advisory bulletin describes three main components of an information security program and reflects the expectation that each FHLBank will use a risk-based approach to implement its information security program. The advisory bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs relating to enhancements to our information security program.

FRB, FDIC and OCC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts (“QFCs”). On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (“GSIB”) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the FDIC and OCC respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions.  These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules to materially affect our financial condition or results of operations.

Puerto Rico Developments. In January 2018, the Commonwealth of Puerto Rico enacted legislation authorizing Federal Home Loan Bank letters of credit to collateralize municipal deposits. While this will likely not be financially material to our operations, we expect our Puerto Rico members to use our letters of credit for this purpose.

OCC, FRB, FDIC, Farm Credit Administration, and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities.  On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018.  We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

Affordable Housing Program Amendments.  On March 14, 2018, the FHFA published a proposed rule to amend the operating requirements of the Federal Home Loan Banks’ Affordable Housing Program (“AHP”).  The proposal is out for public comment through May 14, 2018.  The proposed AHP rule will, if adopted as proposed, among many other updates:

•                  permit a FHLBank to voluntarily increase its AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•                  increase the per household set-aside grant amount to $22,000 with an annual house price inflation adjustment (up from the current fixed limit of $15,000);

•                  remove the monitoring requirements of using mortgage retention agreements for owner-occupied homes;

•                  further align AHP monitoring with the federal low-income tax programs; and

•                  authorize a FHLBank using market research empirical data to create special targeted grant programs which would be a sub-set of the regular AHP competitive funding program.

The Bank, the FHLBank System and the housing industry are just starting to study this rulemaking.  We do not believe it, once finalized, will be material to our financial condition or results of operation, since, among other things, it does not increase the annual AHP funding assessment.  However, we do expect there will be increased costs in AHP monitoring as we upgrade our systems to implement the amended rule.

Financial Condition

Table 2.1:                                       Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	December 31, 2017	December 31, 2016	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$127,403	$151,769	$(24,366)	(16.05)%
Securities purchased under agreements to resell	2,700,000	7,150,000	(4,450,000)	(62.24)
Federal funds sold	10,326,000	6,683,000	3,643,000	54.51
Trading securities	1,641,568	131,151	1,510,417	NM
Available-for-sale securities	577,269	697,812	(120,543)	(17.27)
Held-to-maturity securities	17,824,533	16,022,293	1,802,240	11.25
Advances	122,447,805	109,256,625	13,191,180	12.07
Mortgage loans held-for-portfolio	2,896,976	2,746,559	150,417	5.48
Loans to other FHLBanks	—	255,000	(255,000)	NM
Accrued interest receivable	226,981	163,379	63,602	38.93
Premises, software, and equipment	29,697	12,621	17,076	NM
Derivative assets	112,742	328,875	(216,133)	(65.72)
Other assets	7,398	7,198	200	2.78

Total assets	$158,918,372	$143,606,282	$15,312,090	10.66%

Liabilities
Deposits
Interest-bearing demand	$1,142,056	$1,183,468	$(41,412)	(3.50)%
Non-interest-bearing demand	17,999	22,281	(4,282)	(19.22)
Term	36,000	35,000	1,000	2.86

Total deposits	1,196,055	1,240,749	(44,694)	(3.60)

Consolidated obligations
Bonds	99,288,048	84,784,664	14,503,384	17.11
Discount notes	49,613,671	49,357,894	255,777	0.52
Total consolidated obligations	148,901,719	134,142,558	14,759,161	11.00

Mandatorily redeemable capital stock	19,945	31,435	(11,490)	(36.55)

Accrued interest payable	162,176	130,178	31,998	24.58
Affordable Housing Program	131,654	125,062	6,592	5.27
Derivative liabilities	61,607	144,985	(83,378)	(57.51)
Other liabilities	204,178	167,234	36,944	22.09
Total liabilities	150,677,334	135,982,201	14,695,133	10.81
Capital	8,241,038	7,624,081	616,957	8.09
Total liabilities and capital	$158,918,372	$143,606,282	$15,312,090	10.66%

NM — Not meaningful.

Balance Sheet overview December 31, 2017 and December 31, 2016

Total assets increased to $158.9 billion at December 31, 2017 from $143.6 billion at December 31, 2016, an increase of $15.3 billion, or 10.7%.

Cash at banks was $127.4 million at December 31, 2017, compared to $151.8 million at December 31, 2016.  The cash balance at December 31, 2017, included $41.1 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at December 31, 2017 were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds sold and $7.2 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances increased at December 31, 2017 to $122.7 billion, compared to $109.2 billion at December 31, 2016.  Short-term fixed-rate advances grew by 119.9% to $23.8 billion at December 31, 2017, up from $10.8 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 13.2% to $37.1 billion at December 31, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2.0%, is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $528.6 million, compared to $656.1 million at December 31, 2016.  We own grantor trusts that invest in highly-liquid registered mutual funds designated as AFS; funds were carried on the balance sheet at fair values of $48.6 million at December 31, 2017 and $41.7 million at December 31, 2016.  In the HTM portfolio, long-term investments at December 31, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  GSE securities were recorded at amortized cost.  Private-label issued mortgage-backed securities (“PLMBS”) were carried at amortized cost, adjusted for credit and non-credit OTTI.  Investments in mortgage-backed securities (“MBS”), including PLMBS, were $16.7 billion at December 31, 2017 and $15.0 billion at December 31, 2016.  Investments in PLMBS were less than 2.0% of the HTM portfolio of MBS.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, management approved a trading portfolio to meet short-term contingency liquidity needs.  We invest in highly liquid U.S. Treasury Bills, U.S. Treasury Notes and GSE issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury Notes and $356.9 million in GSE securities.  At December 31, 2016, trading investments were $100.2 million in U.S. Treasury notes and $31.0 million in GSE securities.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.9 billion at December 31, 2017, a net increase of $149.5 million from the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the twelve months of 2017 were $268.4 million, compared to $330.7 million in the prior year same period.  Acquisitions in the twelve months of 2017 were $425.1 million, compared to $564.1 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its third annual stress test, and publicly disclosed the stress test results on November 16, 2017 on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At December 31, 2017, actual risk-based capital was $8.3 billion, compared to required risk-based capital of $912.6 million.  To support $158.9 billion of total assets at December 31, 2017, the minimum required total capital was $6.4 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $8.3 billion, exceeding required total capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2017, balance sheet leverage (based on U.S. GAAP) was 19.3 times shareholders’ equity, compared to 18.8 times at December 31, 2016.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at December 31, 2017 included $86.0 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $41.1 million as compensating cash balances at Citibank that could be withdrawn at short notice, $13.0 billion in short-term and overnight loans in the federal funds and the repo markets, and $528.6 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $29.1 billion, well in excess of the required $2.3 billion.

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

The increase in amounts outstanding at December 31, 2017, relative to December 31, 2016 has been largely driven by member demand for short- and long-term fixed-rate advances, partly offset by maturing adjustable-rate advances.

Table 3.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $122.7 billion at December 31, 2017, compared to $109.2 billion at December 31, 2016.

Carrying value of advances outstanding at December 31, 2017 was $122.4 billion, compared to $109.3 billion at December 31, 2016.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value loss of $265.3 million at December 31, 2017 and a fair value gain of $2.0 million at December 31, 2016.  For advances elected under the fair value option (“FVO”), the basis adjustments were valuation gains of $5.6 million at December 31, 2017 and $13.7 million at December 31, 2016.  For more information about basis adjustments, see Table 3.6  Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2:                                       Advances by Product Type

	December 31, 2017		December 31, 2016
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$37,060,467	30.20%	$42,716,370	39.10%
Fixed Rate Advances	50,517,644	41.17	46,180,158	42.28
Short-Term Advances	23,818,181	19.41	10,831,782	9.92
Mortgage Matched Advances	352,859	0.29	407,731	0.37
Overnight & Line of Credit (OLOC) Advances	3,748,677	3.05	2,962,224	2.71
All other categories	7,209,613	5.88	6,142,727	5.62
Total par value	122,707,441	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(265,260)		1,980
Fair value option valuation adjustments and accrued interest	5,624		13,653

Total	$122,447,805		$109,256,625

Adjustable Rate Credit Advances (“ARC Advances”) — ARC Advances declined in the first quarter of 2017 when maturing advances were not renewed.  Outstanding balances have since remained steady.  Typically, the larger members are borrowers of the adjustable rate advances.  ARC Advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC Advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  Some members may elect to use ARC Advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Member demand for fixed-rate advances has grown steadily through the four quarters of 2017, with maturing advances replaced by new borrowings.  Despite the increase, we believe that members still remain uncertain about locking into long-term advances, perhaps because of higher coupons on longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate Advances are medium and long-term, comprising of putable and non-putable advances, and remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.

Fixed-rate advances include advances with a “put” option feature (“putable advance”).  Putable advances were $597.8 million at December 31, 2017, compared to $2.5 billion at December 31, 2016.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand was weak.

Short-term Advances — Member demand for short-term fixed-rate advances grew steadily in 2017 to $23.8 billion at December 31, 2017, compared to $10.8 billion at December 31, 2016.  Short-term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $3.7 billion at December 31, 2017, compared to $3.0 billion at December 31, 2016.  Member demand in the second quarter of 2017 increased outstanding balances to $7.8 billion at June 30, 2017.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes pledged collateral at December 31, 2017 and 2016 (in thousands):

Table 3.3:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2017	$122,707,441	$16,233,637	$138,941,078	$280,239,413	$38,217,577	$318,456,990
December 31, 2016	$109,240,992	$12,900,453	$122,141,445	$268,726,098	$36,011,798	$304,737,896

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

(d)         Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
December 31, 2017	$40,091,157	$278,365,833	$318,456,990
December 31, 2016	$38,416,691	$266,321,205	$304,737,896

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5:                                       Advances by Interest-Rate Payment Terms

	December 31, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$85,587,792	69.75%	$66,458,757	60.84%
Variable-rate (b)	37,116,649	30.25	42,774,847	39.15
Variable-rate capped or floored (c)	3,000	—	6,000	0.01
Overdrawn demand deposit accounts	—	—	1,388	—

Total par value	122,707,441	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(265,260)		1,980
Fair value option valuation adjustments and accrued interest	5,624		13,653

Total	$122,447,805		$109,256,625

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at December 31, 2017, with only 2.5% of advances in the remaining maturity bucket of greater than 5 years (3.9% at December 31, 2016).  For more information, see financial statements Note 8. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.6:                                       Advances by Maturity and Yield Type

	December 31, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$54,923,033	44.76%	$30,023,712	27.49%
Due after one year	30,664,759	24.99	36,435,045	33.35
Total Fixed-rate	85,587,792	69.75	66,458,757	60.84

Variable-rate
Due in one year or less	30,368,458	24.75	20,238,586	18.52
Due after one year	6,751,191	5.50	22,543,649	20.64
Total Variable-rate	37,119,649	30.25	42,782,235	39.16
Total par value	122,707,441	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments (a)	(265,260)		1,980
Fair value option valuation adjustments and accrued interest (b)	5,624		13,653
Total	$122,447,805		$109,256,625

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships or elected under the FVO, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the Consolidated obligation debt yields.  For FVO advances change in interest receivable is also a factor as it is a component of the entire fair value of FVO advances.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $53.6 billion at December 31, 2017, compared to $41.2 billion at December 31, 2016.  The application of this accounting methodology resulted in the recognition of a net unrealized hedge valuation basis loss of $265.3 million at December 31, 2017, a year-over-year change of $267.2 million in valuation loss.  The LIBOR curve, which is the valuation basis for hedged advances under ASC 815, has continued to rise for short maturities and through the longer-term sectors (through 8-years) that make up the majority of our outstanding hedged advances.  Valuations of fixed-rate LIBOR benchmark hedge advances move inversely with the LIBOR curve, and the net cumulative basis loss was consistent with the LIBOR yield curve at December 31, 2017.  At December 31, 2016, valuation gains on vintage long-term advances offset valuation losses for a net valuation gain of $2.0 million.

Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

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

Valuation adjustments and interest accrued receivable taken together reported a net basis gain of $5.6 million at December 31, 2017 and $13.7 million at December 31, 2016.  Advances elected under the FVO are typically variable rate LIBOR indexed advances, which re-priced frequently to market indices or fixed-rate with short remaining durations.  As a result, valuation basis remained near to par.  The notional amount of the FVO advance portfolio declined to $2.2 billion at December 31, 2017, compared to $9.9 billion at December 31, 2016.  Run offs of advances elected under the FVO were not replaced by new transactions.

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

The following table summarizes hedged advances by type of option feature (in thousands):

Table 3.7:                                       Hedged Advances by Type

Par Amount	December 31, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullets (a)	$52,983,896	$38,554,066
Fixed-rate putable (b)	567,000	2,497,850
Fixed-rate callable	16,575	5,000
Fixed-rate with embedded cap	30,000	180,075
Total Qualifying Hedges	$53,597,471	$41,236,991

Aggregate par amount of advances hedged (c)	$53,674,759	$41,334,436
Fair value basis (Qualifying hedging adjustments)	$(265,260)	$1,980

(a)    Generally, non-callable fixed-rate medium- and longer term advances are hedged to mitigate the risk in fixed-rate lending.

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

(c)          Represents par values of advances in ASC 815 qualifying hedge relationships.  Typically, the longer term fixed-rate advances and advances with optionality are hedged.

Advances elected under the FVO — Advances elected under the FVO at December 31, 2017 were shorter-term adjustable-rate (“ARCs”).  At December 31, 2016, they also included shorter-term fixed-rate advances.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.8:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2017	December 31, 2016
Advances designated under FVO (a)	$2,200,000	$9,859,504

(a)   Notional amounts of advances elected under the FVO have decreased as run offs were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.9:                                       Putable and Callable Advances (a)

	Advances
Par Amount	December 31, 2017	December 31, 2016
Putable/callable	$597,825	$2,517,100
No-longer putable/callable	$1,020,500	$1,088,000

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

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, and money market investments (Carrying values, dollars in thousands):

Table 4.1:                                       Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2017	2016	Variance	Variance
State and local housing finance agency obligations (a)	$1,147,510	$1,063,500	$84,010	7.90%
Trading securities (b)	1,641,568	131,151	1,510,417	NM
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	528,627	656,094	(127,467)	(19.43)
Held-to-maturity securities, at carrying value (c)	16,677,023	14,958,793	1,718,230	11.49
Total securities	19,994,728	16,809,538	3,185,190	18.95

Grantor trust (d)	48,642	41,718	6,924	16.60
Securities purchased under agreements to resell	2,700,000	7,150,000	(4,450,000)	(62.24)
Federal funds sold	10,326,000	6,683,000	3,643,000	54.51

Total investments	$33,069,370	$30,684,256	$2,385,114	7.77%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  Acquisitions were $101.3 million in the twelve months of 2017.

(b)         U.S. Treasury securities and GSE securities.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired $1.1 billion of Treasury notes, $480.0 million of Treasury bills and $358.4 million of GSE securities in 2017.  We sold $100.2 million of treasury notes in 2017.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were designated as AFS in the twelve months of 2017.  AFS securities outstanding are GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $4.4 billion of GSE-issued MBS were acquired in 2017 and designated as HTM.  Approximately 98.9% of HTM mortgage-backed securities are GSE-issued securities.

(d)        The grantor trusts are designated as AFS.  In 2017, we invested $2.1 million in cash, which included $0.8 million as financing for two trusts added in 2017.  Payouts to retirees were $1.8 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plans.  For more information about the pension plans, see financial statements, Note 15. Employee Retirement Plans.

Long-Term Investment Securities

Acquisition pricing of GSE-issued MBS fluctuated in 2017, and was generally unfavorable.  Purchases were made only when pricing justified our risk/reward criteria.  Unpaid principal balance of investments in the combined investment portfolios of held-to-maturity and available-for-sale securities was $17.2 billion at December 31, 2017, an increase of $1.6 billion (net of paydowns) compared to December 31, 2016.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at December 31, 2017 comprised of a portfolio of GSE-issued MBS, a small declining portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $528.6 million at December 31, 2017, compared to $656.1 million at December 31, 2016.  Unpaid principal balances decreased by $129.9 million in the twelve months of 2017 due to contractual paydowns.  No acquisitions and no sales were made in the period.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at December 31, 2017 and December 31, 2016.  The AFS securities are floating-rate securities indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%, and the risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 16.  Derivatives and Hedging Activities, and Table 8.4

Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities was determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS; 98.9% were GSE-issued; 1.1%, PLMBS.  Securities classified as HTM are carried at amortized cost adjusted for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $8.4 billion at December 31, 2017 and $7.3 billion at December 31, 2016.  Acquisitions totaling $1.7 billion (par amounts) were designated to the fixed-rate portfolio in the twelve months of 2017; paydowns were $606.4 million.  Unpaid principal balance of floating-rate MBS was $8.2 billion at December 31, 2017 and $7.7 billion at December 31, 2016.  In the twelve months of 2017, we acquired $2.6 billion of floating-rate securities, ahead of $2.1 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  No OTTI was recorded at December 31, 2017.  For more information about HTM securities, see financial statements, Note 7.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $1.1 billion at December 31, 2017 and December 31, 2016.  We acquired $101.3 million of HFA bonds in the twelve months ended December 31, 2017.  HFA bonds are primarily floating-rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Securities Issuer Concentration

	December 31, 2017			December 31, 2016
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,009,067	$5,019,957	60.78%	$5,144,656	$5,156,990	67.48%
Freddie Mac	11,986,984	12,055,501	145.45	10,200,222	10,294,017	133.79
Ginnie Mae	28,237	28,412	0.34	36,630	36,755	0.48
All Others - PLMBS	181,362	216,793	2.20	233,379	288,620	3.06
Non-MBS (b)	1,196,152	1,163,379	14.51	1,105,218	1,068,401	14.50

Total Investment Securities	$18,401,802	$18,484,042	223.28%	$16,720,105	$16,844,783	219.31%

Categorized as:

Available-for-Sale Securities	$577,269	$577,269		$697,812	$697,812

Held-to-Maturity Securities	$17,824,533	$17,906,773		$16,022,293	$16,146,971

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and grantor trusts.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$989	$16,497,280	$114,833	$19,637	$44,284	$16,677,023
State and local housing finance agency obligations	36,400	1,085,220	25,890	—	—	1,147,510

Total Long-term securities	$37,389	$17,582,500	$140,723	$19,637	$44,284	$17,824,533

	December 31, 2016
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$1,185	$14,729,099	$140,579	$25,805	$62,125	$14,958,793
State and local housing finance agency obligations	47,800	986,625	29,075	—	—	1,063,500

Total Long-term securities	$48,985	$15,715,724	$169,654	$25,805	$62,125	$16,022,293

See footnotes (a) and (b) under Table 4.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2017			December 31, 2016
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$528,627	$—	$528,627	$656,094	$—	$656,094
Other - Grantor trust (c)	—	48,642	48,642	—	41,718	41,718

Total Available-for-sale securities	$528,627	$48,642	$577,269	$656,094	$41,718	$697,812

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  In 2017, we added $2.1 million in cash to the trusts.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at December 31, 2017 and December 31, 2016, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment securities, see financial statements, Note 5. Trading securities, Note 6. Available-for-Sale Securities and Note 7. Held-to-Maturity Securities.  For more information about the corroboration and other analytical procedures performed, see Note 17. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2017		December 31, 2016
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$880,774	2.45%	$101,348	3.32%
Due after one year through five years	4,650,579	2.78	4,725,921	2.52
Due after five years through ten years	8,225,685	2.23	6,602,905	1.69
Due after ten years	3,458,160	2.57	4,211,581	2.07

Total mortgage-backed securities	$17,215,198	2.46%	$15,641,755	2.05%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  No OTTI was recorded in 2017.  Credit OTTI charged to income was $0.2 million in 2016 and 2015.

Credit OTTI recovered in 2017 was $6.1 million, recorded in Interest income as “accretable yield”, compared to $3.0 million and $3.2 million in 2016 and 2015.  The improved recoveries in 2017 resulted when certain previously OTTI securities paid-off in full, and unamortized credit OTTI was recovered.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates reported below (dollars in thousands):

Table 4.6:                                       Base and Adverse Case Stress Scenarios (a)

		December 31, 2017
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	7	$7,385	$—	7	$7,385	$—
RMBS	Alt-A	5	2,612	—	5	2,612	(12)
HEL	Subprime	26	161,340	—	26	161,340	(70)
Manufactured Housing Loans	Subprime	2	47,667	—	2	47,667	—
Total Securities		40	$219,004	$—	40	$219,004	$(82)

		December 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$13,715	$—	8	$13,715	$(31)
RMBS	Alt-A	5	3,463	—	5	3,463	(3)
HEL	Subprime	30	214,319	—	30	214,319	(109)
Manufactured Housing Loans	Subprime	2	61,301	—	2	61,301	—
Total Securities		45	$292,798	$—	45	$292,798	$(143)

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

Non-Agency Private-label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as Held-to-maturity (unpaid principal balance (a) in thousands):

Table 4.7:                                       Non-Agency Private-Label Mortgage- and Asset-Backed Securities

	December 31, 2017			December 31, 2016
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$6,235	$1,150	$7,385	$12,336	$1,379	$13,715
Alt-A	1,623	989	2,612	2,278	1,185	3,463
Total RMBS	7,858	2,139	9,997	14,614	2,564	17,178

Home Equity Loans
Subprime	133,858	27,482	161,340	180,938	33,381	214,319

Manufactured Housing Loans
Subprime	47,667	—	47,667	61,301	—	61,301
Total UPB of private-label MBS (b)	$189,383	$29,621	$219,004	$256,853	$35,945	$292,798

(a)         Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b)         Paydowns of PLMBS have reduced outstanding unpaid principal balances.

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 4.8:                                       PLMBS by Year of Securitization and External Rating

	December 31, 2017
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$4,667	$—	$—	$—	$—	$4,667	$3,834	$(488)	$3,388
2005	477	—	—	—	—	477	476	—	476
2004 and earlier	2,241	—	—	—	337	1,904	2,237	(36)	2,204
Total RMBS Prime	7,385	—	—	—	337	7,048	6,547	(524)	6,068
Alt-A
2004 and earlier	2,612	989	—	157	823	643	2,612	(28)	2,619
Total RMBS	9,997	989	—	157	1,160	7,691	9,159	(552)	8,687
HEL Subprime
2004 and earlier	161,340	—	1,619	67,022	23,683	69,016	139,346	(994)	158,047
Manufactured Housing Loans
Subprime
2004 and earlier	47,667	—	—	47,667	—	—	47,660	(40)	50,059
Total PLMBS	$219,004	$989	$1,619	$114,846	$24,843	$76,707	$196,165	$(1,586)	$216,793

	December 31, 2016
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$5,764	$—	$—	$—	$—	$5,764	$4,921	$(383)	$4,614
2005	3,867	—	—	—	—	3,867	3,387	(1)	3,861
2004 and earlier	4,084	—	917	904	2,263	—	4,073	(63)	4,023
Total RMBS Prime	13,715	—	917	904	2,263	9,631	12,381	(447)	12,498
Alt-A
2004 and earlier	3,463	1,185	—	473	873	932	3,463	(62)	3,432
Total RMBS	17,178	1,185	917	1,377	3,136	10,563	15,844	(509)	15,930
HEL Subprime
2004 and earlier	214,319	—	5,206	77,915	29,140	102,058	186,476	(1,923)	209,139
Manufactured Housing Loans
Subprime
2004 and earlier	61,301	—	—	61,301	—	—	61,293	—	63,551
Total PLMBS	$292,798	$1,185	$6,123	$140,593	$32,276	$112,621	$263,613	$(2,432)	$288,620

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $2.7 billion at December 31, 2017 and $7.2 billion at December 31, 2016.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $10.3 billion at December 31, 2017 and $6.7 billion at December 31, 2016, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.9:                                       Federal Funds Sold by Domicile of the Counterparty

	December 31, 2017		December 31, 2016		Year ended December 31, 2017		Year ended December 31, 2016
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA3	AA-	AA2	$3,152,370	$3,380,000	$1,969,533	$1,600,000
Austria	A	A3	N/A	N/A	193,214	—	—	—
Canada	A to AA-	A1 to AA2	A to AA-	AA3 to AA1	3,005,438	1,500,000	2,322,290	1,200,000
Finland	N/A	N/A	AA-	AA3	—	—	1,496,781	1,600,000
France	A	A2 to AA3	A	A1	684,745	100,000	22,131	—
Netherlands	A+	AA2	A+	AA2	803,077	800,000	754,639	907,000
Norway	A+	AA2	A+	AA2	929,258	920,000	831,216	825,000
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	5,462,159	1,790,000	3,113,112	400,000
Switzerland	A	A1	A	A1	332,011	—	5,874	—
UK	A	A1	A-	A1	151,129	—	565,096	—

Subtotal					14,713,401	8,490,000	11,080,672	6,532,000

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	1,239,290	1,836,000	477,415	151,000
Total					$15,952,691	$10,326,000	$11,558,087	$6,683,000

Table 4.10:                                Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2017 and 2016 (in millions):

	Federal Funds Sold
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2017	$15,771	$12,808	$14,904	$10,700	$17,049	$11,130	$16,089	$10,326

2016	$11,518	$6,916	$11,598	$8,984	$11,283	$10,219	$11,833	$6,683

Table 4.11:                                Trading Securities

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

	Trading Securities
	December 31, 2017	December 31, 2016
Par value	$1,648,377	$130,930
Amortized cost	$1,642,637	$131,009
Carrying/Fair value	$1,641,568	$131,151

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

Cash collateral pledged

Cash deposited as collateral with derivative counterparties — At December 31, 2017, we had deposited $11.1 million as cash collateral pledged to cover our obligations to derivative counterparties for uncleared swaps.  Non-cash collateral of $239.1 million, in the form of marketable securities, was pledged to central Derivative Clearing Organizations (“DCOs”) to meet our “Initial margin” (“IM” or “initial margin”) collateral requirements on cleared derivatives at December 31, 2017.

At December 31, 2016, we had deposited $24.1 million to derivative counterparties as cash collateral on uncleared derivatives; we had also posted $231.9 million in cash to DCOs, which comprised of $9.8 million as variation margin and $222.1 million as initial margin.  The year-over-year decline at December 31, 2017 in cash posted was primarily due to the substitution of marketable securities instead of cash to satisfy our initial margin obligations on cleared derivatives.

All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Non-cash collateral is not netted against derivative assets and liabilities in the Statements of Condition.  See derivative netting information and netting tables in Note 16. Derivatives and Hedging Activities.

We execute derivatives with major financial institutions.  We enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position, and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under “ISDA agreements” that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily as daily settlement values of open derivative contracts.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 16. Derivatives and Hedging Activities.  Also see Tables 8.1 and 8.4 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.9 billion at December 31, 2017, an increase of $149.5 million (net of acquisitions and paydowns) from the balance at December 31, 2016.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 5.1:                                       MPF by Product Types

	December 31, 2017	December 31, 2016

Original MPF (a)	$491,541	$473,415
MPF 100 (b)	1,472	2,120
MPF 125 (c)	2,041,700	1,891,353
MPF 125 Plus (d)	80,427	107,459
Other	235,232	226,560
Total par MPF loans	$2,850,372	$2,700,907

(a)         Original MPF — The first layer of losses is applied to the First Loss Account (“FLA” or “First Loss Account”).  We are responsible for the first layer of losses.  For new loans, the member then provides a credit enhancement up to Single A rating equivalent (Double A rating equivalent at December 31, 2016).  We would absorb any credit losses beyond the first two layers.

(b)         MPF 100 — The first layer of losses is applied to the First Loss Account.  We are responsible for the first layer of losses. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year.  For new loans, the member then provides a credit enhancement up to Single A rating equivalent, minus the amount placed in the FLA (Double A rating equivalent at December 31, 2016).  We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses).  We would absorb any credit losses beyond the first two layers.

(c)          MPF 125 — The first layer of losses is applied to the First Loss Account.  We are responsible for the first layer of losses. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member.  For new loans, the member then provides a credit enhancement up to Single A rating equivalent (Double A rating equivalent at December 31, 2016), minus the amount placed in the FLA.  We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (if the pool should liquidate prior to repayment of losses).  We would absorb any credit losses beyond the first two layers.

(d)         MPF 125 Plus —The first layer of losses is applied to the First Loss Account in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member.  We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses).  The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance (“SMI”) policy to cover second layer losses that exceed the deductible of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to Single A rating equivalent (Double A rating equivalent at December 31, 2016).  We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                                       MPF by Conventional and Insured Loans

	December 31, 2017	December 31, 2016

Federal Housing Administration and Veteran Administration insured loans	$235,232	$226,504
Conventional loans	2,615,140	2,474,347
Others	—	56

Total par MPF loans	$2,850,372	$2,700,907

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

First loss layer — The amount of the first layer or the First Loss Account serves as an information or memorandum account, and as an indicator of the amount of losses that the FHLBNY is responsible for in the first layer.  The table below provides changes in the FLA for the periods in this report.  Losses that exceed the liquidation value of the real property, and the value of any primary mortgage insurance (“PMI”) for loans with a loan-to-value ratio greater than 80% at origination, will be absorbed by the FHLBNY up to the FLA for each Master Commitment.

Table 5.3:                                       Rollforward First Loss Account (in thousands)

	Years ended December 31,
	2017	2016	2015

Beginning balance	$30,933	$27,107	$22,116
Additions	3,654	4,540	5,582
Resets(a)	(532)	(373)	(90)
Charge-offs	(747)	(341)	(501)
Ending balance	$33,308	$30,933	$27,107

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

Table 5.4:                                       Second Losses and SMI Coverage (in thousands)

	December 31, 2017	December 31, 2016

Second Loss Position (a)	$73,363	$139,610
SMI Coverage - NY share only (b)	$12,142	$13,134
SMI Coverage - portfolio (b)	$12,383	$13,420

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 5.5:                                       Geographic Concentration of MPF Loans

	December 31, 2017		December 31, 2016
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.1%	59.5%	69.4%	59.1%

Table 5.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$273,060	9.58%
Sterling National Bank (b)	265,526	9.32
Bethpage Federal Credit Union	189,025	6.63
Investors Bank	186,397	6.54
Teachers Federal Credit Union	177,230	6.22
All Others	1,759,134	61.71

Total	$2,850,372	100.00%

	December 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$281,672	10.43%
New York Community Bank	239,096	8.85
Investors Bank	179,358	6.64
Teachers Federal Credit Union	158,809	5.88
Bethpage Federal Credit Union	138,059	5.11
All Others	1,703,857	63.09

Total	$2,700,851	100.00%

(a)         New York Community Bancorp, Inc., parent of New York Community Bank, sold its mortgage banking business in June 2017 to Freedom Mortgage Corporation, a non-member.

(b)         Sterling National Bank, a member of the FHLBNY, acquired Astoria Bank in October 2017.

Accrued interest receivable

Other assets

Accrued interest receivable was $227.0 million at December 31, 2017 and $163.4 million at December 31, 2016, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $7.4 million and $7.2 million at December 31, 2017 and December 31, 2016.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) outstanding at December 31, 2017 was $99.3 billion (par, $98.9 billion), compared to $84.8 billion (par, $84.3 billion) at December 31, 2016.  On average, CO bonds funded 62.7% and 57.0% of earning assets in the twelve months ended December 31, 2017 and 2016.

A significant percentage of CO bonds was designated under an ASC 815 fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  We may also hedge the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815.  Certain CO bonds were elected under the FVO.  Carrying values of CO bonds included valuation basis adjustments on bonds hedged under ASC 815, and on CO bonds elected under the FVO.  For more information about valuation basis adjustments, see Table 6.1.

Consolidated obligation discount notes — The carrying value of Consolidated obligation discount notes outstanding was $49.6 billion at December 31, 2017 and $49.4 billion at December 31, 2016.  On average, discount notes funded 30.8% of earning assets in the twelve months ended December 31, 2017, compared to 36.2% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at December 31, 2017 and December 31, 2016, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 16. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 6.7 Discount Notes Outstanding.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from Nationally Recognized Statistical Rating Organizations.  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

The issuance and servicing of Consolidated obligation debt is performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of Consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for Consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  More information is provided in the introduction to this MD&A under Products and Services, describing Debt Financing — Consolidated Obligations.

Joint and Several Liability

Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 18.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$24,080,150	24.36%	$32,878,545	38.99%
Fixed-rate, callable	3,658,000	3.70	1,255,000	1.49
Step Up, callable	253,000	0.26	160,000	0.19
Single-index floating rate	70,860,000	71.68	50,034,000	59.33

Total par value	98,851,150	100.00%	84,327,545	100.00%

Bond premiums	54,654		52,336
Bond discounts	(27,335)		(28,527)
Hedge valuation basis adjustments (a)	273,585		290,016
Hedge basis adjustments on terminated hedges (b)	134,920		140,331
FVO (c) - valuation adjustments and accrued interest	1,074		2,963
Total Consolidated obligation-bonds	$99,288,048		$84,784,664

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

(a)         Hedge valuation basis — The reported carrying values of hedged Consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $15.8 billion at December 31, 2017, compared to $22.1 billion at December 31, 2016.  Run offs of fixed-rate hedged bonds were largely replaced by issuance of floating-rate CO bonds, which were hedged on an economic basis, explaining the decline in notional amounts of ASC 815 qualifying CO bond hedges.

The application of the accounting methodology resulted in the recognition of $273.6 million as the net unrealized hedge valuation basis loss at December 31, 2017, compared to a net basis loss of $290.0 million at December 31, 2016.  The basis losses were primarily driven by valuations of long-term vintage CO bonds, which had been issued at the then prevailing higher rate environment.  The year-over-year change in the valuation basis losses was small, in line with changes at the long-end of the curve, which has remained relatively unchanged.  All CO bonds hedged under ASC 815 are fixed-rate liabilities, and fixed-rate cash flows are discounted by the LIBOR benchmark curve.  The remaining hedged bonds were primarily intermediate term fixed-rate CO bonds that generated small basis gains in a rising interest rate environment.  Generally, hedge valuation basis are unrealized and will reverse to zero if hedged debt are held to their maturity or to their call dates.  Also, see Table 6.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were basis losses of $134.9 million and $140.3 million at December 31, 2017 and December 31, 2016.  If the CO bonds are held to maturity, the basis losses will be fully amortized as an interest expense.

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  Valuations reported a net basis liability of $1.1 million at December 31, 2017 and a net liability of $3.0 million at December 31, 2016; substantially all of the amounts were accrued interest payable at the two dates.  The notional amounts of CO bonds elected under the FVO were $1.1 billion at December 31, 2017 and $2.0 billion at December 31, 2016.  Run offs of bonds elected under the FVO were not replaced by new transactions, explaining the decline in the valuation basis.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and medium-term, and fluctuations in their valuations were not significant as the bonds re-priced relatively frequently to market indices, remaining near to par, although inter-period volatility is likely.

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

Table 6.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.  Decline in ASC 815 fair value hedges of fixed-rate debt reflect an asset-liability management decision to replace maturing fixed-rate CO bonds with floating-rate CO bonds.

	Consolidated Obligation Bonds
Par Amount	December 31, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullet bonds	$14,326,105	$21,696,855
Fixed-rate callable bonds	1,453,000	400,000
	$15,779,105	$22,096,855

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2017	December 31, 2016
Bonds designated under FVO	$1,130,000	$2,049,550

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate bonds to a variable-rate instrument.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  Issuances of fixed-rate CO bonds have generally declined and run offs of CO bonds elected under the FVO were not replaced in an asset-liability management decision.  See financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.

Table 6.4:                                       Economic Hedged Bonds (Excludes CO bonds elected under the FVO and designated in an economic hedge)

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  During the periods in this report, we issued variable-rate bonds indexed to the 1-month LIBOR.  To mitigate the economic risk of a change in the variable rate basis between the 3-month LIBOR and the 1-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values.  We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	December 31, 2017	December 31, 2016
Bonds designated as economically hedged
Floating-rate bonds (a)	$35,390,000	$10,225,000
Fixed-rate bonds (b)	15,000	—
	$35,405,000	$10,225,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR.  With the execution of basis hedges, the bonds are swapped in economic hedges to 3-month LIBOR, mitigating the basis risk of a 1-month LIBOR indexed CO bond.  We have made greater use of the 1-month LIBOR indexed floating rate CO bonds as pricing was relatively favorable, driving down the synthetic cost of funding utilizing interest rate swaps.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$84,436,565	85.42%	$56,586,690	67.10%
Due or callable after one year through two years	7,266,255	7.35	19,523,965	23.16
Due or callable after two years through three years	1,917,400	1.94	3,206,095	3.80
Due or callable after three years through four years	973,595	0.98	1,035,175	1.23
Due or callable after four years through five years	947,835	0.96	845,320	1.00
Thereafter	3,309,500	3.35	3,130,300	3.71

Total par value	98,851,150	100.00%	84,327,545	100.00%

Bond premiums	54,654		52,336
Bond discounts	(27,335)		(28,527)
Hedge valuation basis adjustments	273,585		290,016
Hedge basis adjustments on terminated hedges	134,920		140,331
FVO - valuation adjustments and accrued interest	1,074		2,963

Total bonds	$99,288,048		$84,784,664

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 6.6:                                       Outstanding Callable Bonds

	December 31, 2017	December 31, 2016
Callable	$3,911,000	$1,415,000
Non-Callable	$94,940,150	$82,912,545

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:                                       Discount Notes Outstanding

	December 31, 2017	December 31, 2016
Par value	$49,685,334	$49,392,445
Amortized cost	$49,610,668	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	3,003	23,514
Total discount notes	$49,613,671	$49,357,894
Weighted average interest rate	1.23%	0.48%

(a)         Valuation basis adjustments, including unaccreted discounts, were recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values included unaccreted discounts.  The basis adjustment balances were net market value liabilities of $3.0 million at December 31, 2017 and $23.5 million at December 31, 2016.  At both dates, the valuation basis were predominantly unaccreted discounts.  Fair values, without unaccreted discounts, were deminimus at the two dates.  Run offs of discount notes elected under the FVO were not replaced by new transactions and explains the decline in basis adjustments.  Notional amounts of instruments elected under the FVO were $2.3 billion at December 31, 2017 and $12.2 billion at December 31, 2016.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 6.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2017	December 31, 2016
Discount notes designated under FVO (a)	$2,309,618	$12,204,898

CO Discount notes elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument.  We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules.  See financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  Decline in CO discount notes elected under the FVO was generally in line with the decline in advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2017	December 31, 2016
Discount notes hedged under qualifying hedge (a)	$2,349,000	$1,839,000

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

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.10:                                Economic Hedges of Discount Notes (Excludes CO Discount notes elected under the FVO and designated in an economic hedge)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2017	December 31, 2016
Discount notes designated as economic hedges (a)	$—	$994,000

(a)         Economic hedges of discount notes — We issue fixed rate discount note and convert cash flows to LIBOR to mitigate the economic risk of fixed-rate expenses.  Run offs of discount notes designated as economic hedges were not replaced by new transactions.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2018.

Table 6.11:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2017	August 21, 2017	AA+/A-1+	Stable/Affirmed	November 3, 2017	Aaa/P-1	Stable/Affirmed

2016	August 3, 2016	AA+/A-1+	Stable/Affirmed	November 11, 2016	Aaa/P-1	Stable/Affirmed
				May 6, 2016	Aaa/P-1	Stable/Affirmed
				April 20, 2016	Aaa/P-1	Stable/Affirmed

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	December 22, 2015	Aaa/P-1	Stable/Affirmed
				June 24, 2015	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $162.2 million at December 31, 2017 and $130.2 million at December 31, 2016.  Accrued interest payable was comprised primarily of interest due and unpaid on Consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities

Other liabilities — Amounts outstanding were $204.2 million at December 31, 2017, and $167.2 million at December 31, 2016.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:                                       Stockholders’ Capital

	December 31, 2017	December 31, 2016
Capital Stock (a)	$6,750,005	$6,307,766
Unrestricted retained earnings (b)	1,067,097	1,028,674
Restricted retained earnings (c)	479,185	383,291
Accumulated Other Comprehensive Loss	(55,249)	(95,650)

Total Capital	$8,241,038	$7,624,081

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

(b)         Unrestricted retained earnings — Net Income for the twelve months ended December 31, 2017 was $479.5 million; $95.9 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $345.2 million to members as dividends in the twelve months ended December 31, 2017.  As a result, Unrestricted retained earnings increased by $38.4 million to $1.1 billion at December 31, 2017.

(c)          Restricted retained earnings — Restricted retained earnings balance at December 31, 2017 has grown to $479.2 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31, 2017	December 31, 2016

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(14,803)	$(30,234)
Net unrealized gains on available-for-sale securities (b)	10,178	4,224
Net unrealized losses on hedging activities (c)	(19,877)	(47,018)
Employee supplemental retirement plans (d)	(30,747)	(22,622)
Total Accumulated other comprehensive loss	$(55,249)	$(95,650)

(a)         OTTI — Non-credit OTTI losses in AOCI declined at December 31, 2017, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities), and no additional OTTI was recorded in the period.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and grantor trust funds designated as available-for-sale.  The valuation of MBS in the AFS portfolio were substantially in unrealized gain positions at December 31, 2017 and December 31, 2016.

(c)          Cash flow hedge valuation losses — Cumulative fair value losses from the two cash flow hedging strategies were $19.9 million and $47.0 million at December 31, 2017 and December 31, 2016.  Financial statements, Note 16.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 7.3:                                       Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2017	December 31, 2016
Cash dividends paid per share	$5.54	$4.73
Dividends paid (a) (c)	$345,152	$259,326
Pay-out ratio (b)	71.99%	64.65%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2017 and December 31, 2016:

Table 8.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Economic Hedge of Fair Value	$60	$77
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Economic Hedge of Fair Value	$14	$14
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to LIBOR adjustable rate	Fair Value Hedge	$30	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate callable advance to LIBOR floating rate callable advance	Fair Value Hedge	$17	$5
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Fair Value Hedge	$567	$2,498
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate advance (no-longer putable) to LIBOR floating rate advance (no-longer putable)	Fair Value Hedge	$1,015	$1,083
Pay fixed, receive floating interest rate swap no longer cancellable by FHLBNY	To convert fixed rate advance (no-longer callable) to LIBOR floating rate advance (no-longer callable)	Fair Value Hedge	$5	$5
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Fair Value Hedge	$51,963	$37,466
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$3	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate advance converted to LIBOR floating rate advance; matched to advance accounted for under fair value option	Fair Value Option	$—	$430

Table 8.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Economic Hedge of Fair Value	$15	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Fair Value Hedge	$1,453	$400
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond (no-longer callable) to LIBOR floating rate bond (no-longer callable)	Fair Value Hedge	$130	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond to LIBOR floating rate bond	Fair Value Hedge	$14,196	$21,577
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation discount note to LIBOR floating rate discount note	Economic Hedge of Fair Value	$—	$994
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond	Cash flow hedge	$30	$95
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note	Cash flow hedge	$2,349	$1,839
Basis swap	To convert one LIBOR index to another LIBOR index to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$35,390	$10,225
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate callable bond; matched to callable bond accounted for under fair value option	Fair Value Option	$1,115	$30
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate bond; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$15	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation bond converted to LIBOR floating rate bond; matched to bond accounted for under fair value option	Fair Value Option	$—	$2,020
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to LIBOR floating rate discount note; matched to discount note accounted for under fair value option	Fair Value Option	$2,310	$12,205

Table 8.3:                                       Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate trading securities to the OIS indexed floating-rate.	Economic Hedge	$1,408	$131

Table 8.4:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps	To offset interest rate swaps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value	$386	$258

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.5:                                       Derivatives Financial Instruments by Product

	December 31, 2017		December 31, 2016
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$53,597,471	$264,700	$41,236,991	$(3,676)
Consolidated obligation fair value hedges	15,779,105	277,315	22,096,855	293,821
Cash Flow-anticipated transactions	2,379,000	(23,334)	1,934,000	(47,533)
Derivatives not designated as hedging instruments (b)
Advances hedges	77,288	(149)	97,445	(372)
Trading securities	1,408,107	563	130,930	41
Consolidated obligation hedges	35,405,000	4,181	11,219,000	(573)
Mortgage delivery commitments	12,952	(5)	28,447	(40)
Balance sheet	2,692,000	891	2,692,000	5,200
Intermediary positions hedges	386,000	384	258,000	319
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	—	—	430,000	62
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	1,130,000	(295)	2,049,550	(1,490)
Interest rate swaps-consolidated obligation discount notes	2,309,618	(366)	12,204,897	(3,528)

Total notional and fair values excluding variation margin	$115,176,541	$523,885	$94,378,115	$242,231

Variation margin (Note 1)		(465,803)		—

Total derivatives fair values excluding accrued interest		$58,082		$242,231

Cash collateral pledged to counterparties (d)		11,064		255,967
Cash collateral received from counterparties		(48,660)		(354,658)
Accrued interest		30,649		40,350

Derivative balance net of cash collateral and variation margin		$51,135		$183,890
Statements of Condition balances
Net derivative asset balance ( e)		$112,742		$328,875
Net derivative liability balance (e)		(61,607)		(144,985)

Derivative balance net of cash collateral		$51,135		$183,890
Non-cash collateral
Security collateral pledged as initial margin to Derivative Clearing Organization (f)		$239,064		$—
Security collateral received from counterparty (f)		(103,036)		(104,470)
		$136,028		$(104,470)
Net exposure from (to) counterparties		$187,163		$79,420

(a)         Derivatives that qualified as a fair value or cash flow hedge under ASC 815 hedge accounting rules.

(b)         Derivatives not designated under ASC 815 hedge accounting rules; such derivatives were utilized as economic hedges (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Cash collateral pledged to counterparties.  At December 31, 2016, cash collateral included $222.1 million of initial margins posted to Derivative Clearing Organizations through FCMs.

(e)          As reported in the Statements of condition.

(f)            Security collateral are U.S. Treasury securities.  Security collateral are not permitted to be offset, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Note 1 For cleared derivatives, Variation margin (“VM” or “variation margin”) is exchanged daily between the DCOs and the FHLBNY.  Generally, variation margin represents mark to market gains and losses on derivative contracts.  At December 31, 2017, we held $465.8 million in variation margin in cash posted by DCOs.  At December 31, 2017, in accordance with our interpretation of the rules of the Commodity Futures Trading Commission (“CFTC”), we have classified VM as settlement values of cleared derivatives and not as collateral.  At December 31, 2016, VM held by the FHLBNY was $321.1 million, which amount was classified as collateral.

The categories “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges.  The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy.

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

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 8.6:                                       Derivatives Counterparty Credit Ratings

	December 31, 2017
		Net Derivatives
		Fair Value in a		Cash		Non-Cash
		Net Asset	Cash Collateral	Initial		Collateral	Non-cash
		Position Before	and Variation	Margin	Balance	Initial	Collateral
		Collateral &	Margin Pledged	Exchanged	Sheet Net	Margin	Pledged	Net Credit
	Notional	Variation	To (From)	With	Credit	Pledged	To (From)	Exposure to
Credit Rating	Amount	Margin (e)	Counterparties (a)(e)	DCOs (d)	Exposure	to DCOs (d)	Counterparties (b)	Counterparties

Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single - A (c)	$2,430,433	$157,922	$(45,180)	$—	$112,742	$—	$(103,036)	$9,706
Liability positions - Cleared derivatives (d)	103,391,947	—	—	—	—	239,064	—	239,064
Total derivative positions with non-member counterparties to which the Bank had credit exposure	$105,822,380	$157,922	$(45,180)	$—	$112,742	$239,064	$(103,036)	$248,770
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	$193,000	$—	$—	$—	$—	$—	$—	$—
Delivery Commitments
Derivative position with delivery commitments	12,952	—	—	—	—	—	—	—
Total derivative position with members	205,952	—	—	—	—	—	—	—
Derivative positions with credit exposure	106,028,332	$157,922	$(45,180)	$—	$112,742	$239,064	$(103,036)	$248,770
Derivative positions without fair value credit exposure	9,148,209
Total notional	$115,176,541

	December 31, 2016
				Cash		Non-Cash
				Initial		Collateral	Non-cash
		Net Derivatives	Cash Collateral	Margin	Balance	Initial	Collateral
		Fair Value	Pledged	Exchanged	Sheet Net	Margin	Pledged	Net Credit
	Notional	Before	To (From)	With	Credit	Pledged	To (From)	Exposure to
Credit Rating	Amount	Collateral	Counterparties (a)	DCOs (d)	Exposure	to DCOs (d)	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single - A (c)	$2,100,433	$146,316	$(33,600)	$—	$112,716	$—	$(104,470)	$8,246
Cleared derivatives (d)	81,202,783	305,243	(311,216)	222,067	216,094	—	—	216,094
	83,303,216	451,559	(344,816)	222,067	328,810		(104,470)	224,340
Excess Collateral	—	—	65	—	65	—	—	65
Total derivative positions with non-member counterparties to which the Bank had credit exposure	$83,303,216	$451,559	$(344,751)	$222,067	$328,875	$—	$(104,470)	$224,405
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	$129,000	$—	$—	$—	$—	$—	$—	$—
Delivery Commitments
Derivative position with delivery commitments	28,447	—	—	—	—	—	—	—
Total derivative position with members	157,447	—	—	—	—	—	—	—
Derivative positions with credit exposure	83,460,663	$451,559	$(344,751)	$222,067	$328,875	$—	$(104,470)	$224,405
Derivative positions without fair value credit exposure	10,917,452
Total notional	$94,378,115

(a)       Includes margins in excess of fair values that were posted to counterparties, and were classified as a component of derivative assets, as they represented a receivable and an exposure for the FHLBNY.

(b)       Non-cash collateral securities.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities are not transferred.

(c)        NRSRO Ratings.

(d)       On Cleared derivatives, we are required to pledge initial margin to Derivative Clearing Organizations (“DCOs”).  At December 31, 2017, we pledged $239.1 million in marketable securities to fulfill our obligation to pledge initial margin.  At December 31, 2016, we posted $222.1 million in cash as initial margin.

(e)        Variation margin exchanged with our DCOs at December 31, 2017 was considered the settlement of the fair value of the cleared derivative itself, and not collateral.  At December 31, 2016, variation margin was considered collateral.  The change in classification is in accordance with the rules of the CFTC, and had no impact on the net derivative assets and liabilities presented in the Statements of Condition.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) OTC derivatives were $11.8 billion at December 31, 2017 and $13.2 billion at December 31, 2016.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.

On the assumption that we will retain our status as a GSE, for our uncleared derivatives we estimate that a one notch downgrade of our credit rating by S&P would not have permitted swap dealers and counterparties to make additional collateral calls at December 31, 2017.  At December 31, 2016, a one notch downgrade would have resulted in additional collateral calls of $20.3 million.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates for open uncleared derivatives.  We do not expect to post additional collateral.  We are rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared OTC derivatives were $103.4 billion at December 31, 2017 and $81.2 billion at December 31, 2016.  For cleared OTC derivatives, at December 31, 2017, collateral requirements are satisfied by initial margins that we are required to post to the Derivative Clearing Organizations (DCO).  Initial margin is determined by the DCO based on the fair value of the derivative portfolio and the volatility of the fair value of the portfolio, and generally credit ratings are not factored into the margin amounts.  At December 31, 2017, we pledged $239.1 million in marketable securities to DCOs to fulfill our initial margin requirements.  At December 31, 2016, we posted $221.1 million in cash as initial margins.  In addition, variation margin is exchanged between the DCO and the FHLBNY.  Variation margin is considered a daily settlement of an open derivative contract between the DCO and the FHLBNY, and is not collateral.  When a derivative contract is in-the-money for the FHLBNY, the DCO would post variation margin to the FHLBNY, and when the contract is in-the-money for the DCO, the FHLBNY would post variation margin.  Variation margin is typically satisfied by an exchange of cash.  At December 31, 2017, we received $465.8 million in cash as variation margin.  At December 31, 2016, we received $321.1 million in cash as variation margin.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at any periods in this report.  For cleared derivatives, neither our GSE status or bilateral threshold agreements apply.

Net Derivative asset and liability balances — The net derivative asset balances recognized in the Statements of condition were $112.7 million at December 31, 2017 and $328.9 million at December 31, 2016.  The net derivative liability balances recognized were $61.6 million at December 31, 2017 and $145.0 million at December 31, 2016.

For additional information, and an analysis of our exposure due to non-performance of swap counterparties, see Table “Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation” in Note 16. Derivatives and Hedging Activities to financial statements.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by counterparty country of incorporation (dollars in thousands):

Table 8.7:                                       FHLBNY Exposure Concentration (a)

		December 31, 2017
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A.	$2,130,433	1.85%	$112,726	99.99%
Counterparty (ies)	France	300,000	0.26	16	0.01
Total Credit Exposure (Fair values, net) - Balance sheet assets		2,430,433	2.11	$112,742	100.00%
Security collateral pledged as initial margin to Derivative Clearing Organization (c)	U.S.A.			$239,064
Security collateral received from counterparty (c)	U.S.A.			(103,036)
Net security				$136,028
Net Exposure				$248,770

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	109,896,790	95.42	$(50,329)
Counterparty (ies)	Japan	1,100,000	0.95	(118)
Counterparty (ies)	United Kingdom	556,000	0.48	(160)
Counterparty (ies)	Switzerland	537,366	0.47	(246)
Counterparty (ies)	Germany	450,000	0.39	(6,313)
Member and Delivery Commitments	U.S.A.	205,952	0.18	(4,441)
		112,746,108	97.89	$(61,607)
Total notional		$115,176,541	100.00%

		December 31, 2016
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A.	$83,303,216	88.26%	$328,810	99.98%
Counterparty (ies)	Switzerland	559,110	0.59	65	0.02
Total Credit Exposure (Fair values, net) - Balance sheet assets		83,862,326	88.85	$328,875	100.00%
Security collateral received from counterparty (c)	U.S.A.			(104,470)
				$224,405

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	8,023,974	8.50	$(113,609)
Counterparty (ies)	United Kingdom	1,224,368	1.30	(5,783)
Counterparty (ies)	Germany	789,000	0.84	(19,967)
Counterparty (ies)	France	315,000	0.33	(1,784)
Member and Delivery Commitments	U.S.A.	157,447	0.17	(3,694)
Counterparty (ies)	Canada	6,000	0.01	(148)
		10,515,789	11.15	$(144,985)
Total notional		$94,378,115	100.00%

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

(c)          Security collateral are not permitted to be offset, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 8.8:                                       Notional and Fair Value by Contractual Maturity

	December 31, 2017		December 31, 2016
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$74,500,108	$20,182	$43,199,884	$(29,164)
Maturity from one year to less than three years	27,163,634	83,119	36,135,883	(28,896)
Maturity from three years to less than five years	8,550,760	42,254	9,259,611	(67,329)
Maturity from five years or greater	4,949,087	378,335	5,754,290	367,660
Delivery Commitments	12,952	(5)	28,447	(40)
	$115,176,541	$523,885	$94,378,115	$242,231

Variation Margin (b)		(465,803)
Total derivatives excluding accrued interest		$58,082

(a)         Derivative fair values in aggregate were in a net asset position at December 31, 2017 and December 31, 2016.

(b)         Variation margin (“VM”) on a cleared derivative is classified as settlement of the fair value of the open contract itself - a direct reduction of the fair value outstanding at December 31, 2017.  At December 31, 2016, VM was classified as collateral.

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

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2017	$1,654	$108,241	$106,587
September 30, 2017	2,461	110,343	107,882
June 30, 2017	1,561	102,799	101,238
March 31, 2017	1,479	102,549	101,070
December 31, 2016	1,509	100,524	99,015

Operational Liquidity.  We must be able to fund our activities as our balance sheet changes from day-to-day.  We maintain the capacity to fund balance sheet growth through regular money market and capital market funding and investment activities.  We monitor our operational liquidity needs by regularly comparing our demonstrated funding capacity with potential balance sheet growth.  We take such actions as may be necessary to maintain adequate sources of funding for such growth.  Operational liquidity is measured daily.  We met these requirements at all times.

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2017	$9,705	$33,398	$23,693
September 30, 2017	9,354	37,721	28,367
June 30, 2017	5,949	32,847	26,898
March 31, 2017	6,482	32,222	25,740
December 31, 2016	4,785	28,090	23,305

Contingency Liquidity.  We are required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt markets for at least five business days.  Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a NRSRO.  We consistently exceeded the regulatory minimum requirements for contingency liquidity.  Contingency liquidity is measured daily.  We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2017	$2,276	$29,131	$26,855
September 30, 2017	3,126	33,013	29,887
June 30, 2017	2,365	29,058	26,693
March 31, 2017	2,693	29,681	26,988
December 31, 2016	2,431	26,291	23,860

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

Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines.  The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements to include additional cash flow requirements under two scenarios:  Advance “Roll-Over” and “Roll-Off” scenarios.  Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for 5 days under the Roll-Over scenario.  The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis.  The Roll-Over scenario assumes that maturing advances borrowed by members with assets below $100 billion would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis.  We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.

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

Cash flows

Cash and due from banks was $127.4 million at December 31, 2017 and $151.8 million at December 31, 2016.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the twelve months ended December 31, 2017 was $635.8 million and $450.0 million in the same period in the prior year.  By way of comparison, Net income was $479.5 million in the twelve months ended December 31, 2017 and $401.2 million in the same period in the prior year.

Cash flows provided by investing activities — Investing activities resulted in $15.5 billion in net cash outflows in the twelve months ended December 31, 2017, compared to $20.6 billion in net cash outflows in the same period in 2016.  In both periods, cash used in investing activities were driven largely by new advances that exceeded maturing advances.  Acquisition of investments in the Held-to-maturity portfolio exceeded pay-downs by $1.8 billion in 2017.

Cash flows used in financing activities — Our primary source of funding is the issuance of Consolidated obligation debt.  Issuance of capital stock is another source.  Net cash inflows from our funding sources were $14.9 billion in the twelve months ended December 31, 2017, compared to net inflows of $20.0 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Outstanding at end of the period (a)	$49,613,671	$49,357,894	$56,494,100	$20,589,540
Weighted-average rate at end of the period	1.23%	0.48%	1.31%	0.63%
Average outstanding for the period (a)	$45,895,662	$46,508,363	$39,454,853	$15,519,889
Weighted-average rate for the period	0.85%	0.37%	0.96%	0.50%
Highest outstanding at any month-end (a)	$57,330,972	$54,630,600	$56,494,100	$20,589,540

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

We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of Consolidated obligations at all periods in this report as follows (in thousands):

Table 9.5:                                       Unpledged Assets

	December 31, 2017	December 31, 2016
Consolidated Obligations:
Bonds	$99,288,048	$84,784,664
Discount Notes	49,613,671	49,357,894

Total consolidated obligations	148,901,719	134,142,558

Unpledged assets
Cash	127,403	151,769
Less: Member pass-through reserves at the FRB	(84,194)	(67,670)
Secured Advances	122,447,805	109,256,625
Investments (a)	33,070,018	30,684,836
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,896,976	2,746,559
Other loans	—	255,000
Accrued interest receivable on advances and investments	226,981	163,379
Less: Pledged Assets	(244,792)	(7,036)
Total unpledged assets	158,440,197	143,183,462
Excess unpledged assets	$9,538,478	$9,040,904

(a)              We pledged to the FDIC $5.7 million and $7.0 million of MBS at December 31, 2017 and 2016.  See financial statements Note 7. Held-to-Maturity Securities. We pledged $239.1 million in U.S. Treasury securities to derivative counterparties to meet our collateral requirements at December 31, 2017.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.6:                                       FHFA MBS Limits

	December 31, 2017		December 31, 2016
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	207%	300%	202%	300%

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

	December 31, 2017	December 31, 2016
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$109,222,746	$95,603,043
Mortgage Loans	2,791,156	2,584,573
Total Primary Mission Assets	$112,013,902	$98,187,616
Total Consolidated Obligations	$138,827,114	$119,095,434

Core Mission Achievement Ratio	81%	82%
Target Ratio	70%	70%

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2017, 2016 and 2015.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, securities purchased under agreements to resell and federal funds sold.  The primary expense is interest paid on Consolidated obligation debt.  Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2017	2016	2015

Total interest income	$2,242,303	$1,360,847	$997,672
Total interest expense	1,520,779	804,437	443,515
Net interest income before provision for credit losses	721,524	556,410	554,157
(Reversal)/Provision for credit losses on mortgage loans	(287)	1,966	518
Net interest income after provision for credit losses	721,811	554,444	553,639
Total other (loss) income	(58,003)	6,853	24,525
Total other expenses	130,922	115,393	117,171
Income before assessments	532,886	445,904	460,993
Affordable Housing Program Assessments	53,417	44,752	46,182
Net income	$479,469	$401,152	$414,811

2017 Net Income Compared to 2016

Net Income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income/(loss), less Other Expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

2017 Net income was $479.5 million, an increase of $78.3 million, or 19.5%, compared to the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period, and prepayment fees earned when advances are early terminated by our member/borrowers could also be a significant factor.

2017 Net interest income was $721.5 million, an increase of $165.1 million, or 29.7%, from the prior year.  Net interest spread was 43 basis points in 2017, compared to 40 basis points in the prior year.

2017 Net interest income benefited from higher average earning assets, which grew to $148.8 billion, up from $128.4 billion in the prior year.  Average advance balances were $109.2 billion in 2017, compared to $96.2 billion in 2016.  In 2017, LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation shorter-term and floating-rate bonds.

Other Income (Loss) — 2017 Other Income/(loss) reported a loss of $58.0 million, compared to a gain of $6.9 million in the prior year.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss) in the first quarter of the current year period. For more information about the Lehman settlement, see Table 10.11 Other income.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $15.8 million in the current year, compared to $13.8 million in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $4.5 million in the current year, compared to a net loss of $1.9 million in the prior year.  For more information, see financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 10.11 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net gain of $1.9 million in the current year, compared to a net loss of $1.7 million in the prior year.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 10.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

•                  Debt repurchases and transfers — Debt repurchases in the current year resulted in a loss of $0.1 million charged to earnings, compared to $3.6 million in the prior year.

Other Expenses were $130.9 million in the current year, compared to $115.4 million in the prior year.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $40.7 million in the current year, up from $33.4 million in the prior year.  Expense increases were primarily due to the cost of implementing technology improvements and to higher expense for the New York office property lease, which was renewed in 2017.

•                  Compensation and benefits expenses were $75.6 million in the current year, up from $69.1 million in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $14.7 million in the current year, compared to $12.9 million in the prior year.

AHP assessments allocated from net income were $53.4 million in the current year, compared to $44.8 million in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

2016 Net Income Compared to 2015

Net income for the twelve months ended December 31, 2016 was $401.2 million, a decrease of $13.6 million, or 3.3%, compared to the same period in 2015.  Summarized below are the primary components of our Net income:

Net interest income was $556.4 million in 2016, an increase of $2.2 million from 2015.  Net interest spread was 40 basis points in 2016, a decrease from 43 basis points in 2015.  In 2015, Net interest income included $117.5 million of prepayment fees on advances terminated by members, compared to $18.0 million in 2016.  Absent the impact of prepayment fees, Net interest income in 2016 was $538.4 million, compared to $436.7 million in 2015, a year-over-year increase of 23.3%, and net interest spread was 39 basis points in 2016 compared to 33 basis points in 2015.

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

Other Income (Loss) — Other Income/(loss) reported income of $6.9 million in 2016, compared to $24.5 million in 2015.

•                  Service fees and others were $13.8 million in 2016, compared to $12.1 million in 2015.

•                  Financial instruments carried at fair values reported a net valuation loss of $1.9 million in 2016, compared to a net gain of $9.9 million in 2015.

•                  Derivative and hedging activities reported a net loss of $1.7 million in 2016, compared to a net gain of $12.6 million in 2015.

•                  Debt repurchases and transfers — Debt repurchases and transfers in 2016 resulted in a loss of $3.6 million charge to earnings, compared to a loss of $9.8 million in 2015.

Other Expenses were $115.4 million in 2016, compared to $117.2 million in 2015:

•                  Operating expenses were $33.4 million in 2016, up from $29.8 million in 2015.

•                  Compensation and benefits expenses were $69.1 million in 2016, down from $73.6 million in 2015.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $12.9 million in 2016, compared to $13.7 million in 2015.

AHP assessments allocated from net income were $44.8 million in 2016, compared to $46.2 million in 2015.

Net Interest Income, Margin and Interest Rate Spreads — 2017, 2016 and 2015

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under ASC 815, the hedge accounting rules may impact period-over-period changes.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.   In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 10.3 and discussions thereto.  Also, see Table 10.5 Spread and Yield Analysis, and Table 10.6 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 10.2:                                Net Interest Income

	Years ended December 31,			Percentage Change	Percentage Change
	2017	2016	2015	2017	2016
Total interest income (a)	$2,242,303	$1,360,847	$997,672	64.77%	36.40%
Total interest expense (a)	1,520,779	804,437	443,515	(89.05)	(81.38)
Net interest income before provision for credit losses (b) (c)	$721,524	$556,410	$554,157	29.67%	0.41%

(a)         Total Interest Income and Total Interest Expense — See Tables 10.7 and 10.9 and accompanying discussions.

(b)         Net interest income before provision for credit losses.

2017 vs 2016.

2017 Net interest income was $721.5 million, compared to $556.4 million in 2016.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 43 basis points in 2017, compared to 40 basis points in 2016.  Net interest margin, a measure of margin efficiency, calculated as Net interest income divided by average earning assets, was 48 basis points in 2017, compared to 43 basis points in 2016.

Several factors contributed to the favorable increase in our interest margins.  Business volume increased period-over-period by $20.4 billion, with $148.8 billion in average earning assets in 2017, compared to $128.4 billion in 2016.  Market yields improved for investments in federal funds and overnight repos, providing positive net margin while allowing us to maintain higher liquidity for our members.  LIBOR-indexed advances and investments have become significant earning assets, and earnings have grown in line with the rising LIBOR.   The favorable funding environment for the issuance of Consolidated obligation discount notes and shorter-term floating-rate CO bonds was a significant contributing factor, as earning spreads widened when the debt was utilized to fund LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.  The rising LIBOR also contributed to favorable period-over-period change in interest cash flows exchanged with swap dealers on swaps that qualified under ASC 815 hedging rules.  The FHLBNY typically converts a significant percentage of its fixed-rate advances to LIBOR in an ASC 815 hedge, and impact of a rising LIBOR environment has been to narrow the differential between our fixed payments to derivative counterparties and the LIBOR-indexed cash received in exchange.  In 2017, net interest accruals on interest rate swaps designated under ASC 815 and the amortization effects of basis adjustments, taken together were a net charge to Net interest income (interest margin) of $161.3 million, significantly lower than the charge of $336.1 million in 2016.

2016 vs 2015.

2016 Net interest income was $556.4 million, compared to $554.2 million in 2015.  As a result of the steep rise of LIBOR in 2016, ASC 815 interest accruals under ASC 815 interest rate swaps charged to Net interest income declined to $336.1 million in 2016, from a comparable charge of $706.7 million in 2015.   Prepayment fee earned in 2016 was $18.0 million, significantly lower than $117.5 million earned in 2015.  Earning assets averaged $128.4 billion in 2016, an increase of $6.8 billion from 2015.   Setting aside the impact of prepayment fees, Net interest income was $538.4 million in 2016, compared to $436.7 million in 2015, and Net interest spread was 39 basis points in 2016, compared to 33 basis points in 2015.  Net interest margin, adjusted for prepayment fee, was 42 basis points in 2016, up from 36 basis points in 2015. Net interest margin in 2016 benefited from higher asset yields in a rising interest rate environment and a favorable funding environment for discount notes and floating-rate bonds.

(c)          Net interest income from investing member capital.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest-bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  Members’ capital is capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and retained earnings.  Average capital was $7.7 billion in 2017, compared to $7.0 billion in 2016 and $6.4 billion in 2015, and the increase in capital was generally in line with the increase in advances borrowed by members.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.

Impact of Qualifying Hedges on Net Interest Income — 2017, 2016 and 2015

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3:                                Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Years ended December 31,
	2017	2016	2015
Interest Income	$2,388,414	$1,753,320	$1,886,472
Net interest adjustment from interest rate swaps	(146,111)	(392,473)	(888,800)
Reported interest income	2,242,303	1,360,847	997,672

Interest Expense	1,505,575	860,772	625,652
Net interest adjustment from interest rate swaps and basis amortization	15,204	(56,335)	(182,137)
Reported interest expense	1,520,779	804,437	443,515

Net interest income	$721,524	$556,410	$554,157

Net interest adjustment - interest rate swaps	$(161,315)	$(336,138)	$(706,663)

See Table 10.14 Earnings Impact of Derivatives and Hedging Activities in this MD&A for discussions and analysis.

GAAP compared to Economic — 2017, 2016 and 2015

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.4:                                GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Interest Income Spread and Return on Earning Assets

	Years ended December 31,
	2017			2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$721,524	0.48%	0.43%	$556,410	0.43%	0.40%	$554,157	0.46%	0.43%
Interest (expense) income
Swaps not designated in a hedging relationship	(2,546)	—	—	(11,900)	(0.01)	(0.01)	23,724	0.02	0.02

Economic net interest income	$718,978	0.48%	0.43%	$544,510	0.42%	0.39%	$577,881	0.48%	0.45%

(a)   Viewed on an economic basis, interest income or expense accrued on standalone interest rate swaps would be considered as a measure of net interest income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model, which includes the execution of interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows from variable flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than under GAAP, which considers the impact as a derivative and hedging gain or loss, outside net interest margin.

Standalone interest rate swaps in economic hedges were associated with — (1) Basis swaps, which primarily hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted the debt to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged fixed-rate instruments elected under the FVO and swaps that hedged fixed-rate trading securities held for liquidity objectives.

On an economic basis, interest accruals on such interest rate swaps would have reduced net interest income by $2.5 million in 2017 and by $11.9 million in 2016.  In 2015, interest accruals on such interest rate swaps would have increased net interest income by $23.7 million. Net income would remain unchanged since interest accruals associated with hedges on an economic basis would be reclassified from Derivatives gains and losses to Net interest margin.

Spread and Yield Analysis — 2017, 2016 and 2015

Table 10.5:                                Spread and Yield Analysis

	Years ended December 31,
	2017			2016			2015
		Interest			Interest				Interest
	Average	Income/		Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$109,187,643	$1,563,322	1.43%	$96,200,603	$919,890	0.96%	$91,401,149		$627,866	0.69%
Interest bearing deposits and others	135,970	168	0.12	456,464	1,655	0.36	967,228		1,343	0.14
Federal funds sold and other overnight funds Investments	18,705,074	188,920	1.01	13,702,951	53,323	0.39	12,207,096		14,650	0.12
Trading securities	231,458	3,085	1.33	6,255	56	0.90	—		—	NM
Mortgage-backed securities
Fixed	7,961,719	237,729	2.99	7,116,150	215,183	3.02	7,200,967		220,710	3.07
Floating	8,627,485	136,331	1.58	7,465,096	74,596	1.00	6,581,471		45,659	0.69
State and local housing finance agency obligations	1,110,125	18,467	1.66	837,504	9,311	1.11	825,235		6,328	0.77
Mortgage loans held-for-portfolio	2,837,762	94,255	3.32	2,631,349	86,800	3.30	2,361,642		81,103	3.43
Loans to other FHLBanks	3,315	26	0.79	8,005	33	0.41	9,685		13	0.13

Total interest-earning assets	$148,800,551	$2,242,303	1.51%	$128,424,377	$1,360,847	1.06%	$121,554,473		$997,672	0.82%

Funded By:
Consolidated obligation bonds
Fixed	$32,347,406	$463,181	1.43%	$41,444,068	$393,391	0.95%	$58,695,163	(b)	$318,708	0.54%
Floating	61,004,233	609,189	1.00	31,729,864	188,509	0.59	10,472,411	(b)	20,208	0.19
Consolidated obligation discount notes	45,895,662	431,722	0.94	46,508,363	216,545	0.47	43,627,528		102,913	0.24
Interest-bearing deposits and other borrowings	1,768,332	15,402	0.87	1,428,394	4,375	0.31	1,204,833		866	0.07
Mandatorily redeemable capital stock	21,523	1,285	5.97	24,370	1,617	6.64	19,255		820	4.26

Total interest-bearing liabilities	141,037,156	1,520,779	1.08%	121,135,059	804,437	0.66%	114,019,190		443,515	0.39%

Other non-interest-bearing funds	62,928	—		262,920	—		1,109,258		—
Capital	7,700,467	—		7,026,398	—		6,426,025		—

Total Funding	$148,800,551	$1,520,779		$128,424,377	$804,437		$121,554,473		$443,515

Net Interest Income/Spread		$721,524	0.43%		$556,410	0.40%			$554,157	0.43%

Net Interest Margin (Net interest income/Earning Assets)			0.48%			0.43%				0.46%

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

NM — Not meaningful.

Rate and Volume Analysis — 2017, 2016 and 2015

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.6:                                Rate and Volume Analysis

	For the years ended
	December 31, 2017 vs. December 31, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$137,370	$506,062	$643,432
Interest bearing deposits and others	(766)	(721)	(1,487)
Federal funds sold and other overnight funds	25,248	110,349	135,597
Investments
Trading securities	2,989	40	3,029
Mortgage-backed securities
Fixed	25,279	(2,733)	22,546
Floating	13,042	48,693	61,735
State and local housing finance agency obligations	3,627	5,529	9,156
Mortgage loans held-for-portfolio	6,852	603	7,455
Loans to other FHLBanks	(26)	19	(7)

Total interest income	213,615	667,841	881,456

Interest Expense
Consolidated obligation bonds
Fixed	(99,585)	169,375	69,790
Floating	242,055	178,625	420,680
Consolidated obligation discount notes	(2,890)	218,067	215,177
Deposits and borrowings	1,261	9,766	11,027
Mandatorily redeemable capital stock	(179)	(153)	(332)

Total interest expense	140,662	575,680	716,342

Changes in Net Interest Income	$72,953	$92,161	$165,114

	For the years ended
	December 31, 2016 vs. December 31, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$34,496	$257,528	$292,024
Interest bearing deposits and others	(992)	1,304	312
Federal funds sold and other overnight funds	2,003	36,670	38,673
Investments
Trading securities	56	—	56
Mortgage-backed securities
Fixed	(2,583)	(2,944)	(5,527)
Floating	6,761	22,176	28,937
State and local housing finance agency obligations	95	2,888	2,983
Mortgage loans held-for-portfolio	8,991	(3,294)	5,697
Loans to other FHLBanks	(3)	23	20

Total interest income	48,824	314,351	363,175

Interest Expense
Consolidated obligation bonds
Fixed	(113,436)	188,119	74,683
Floating	83,149	85,152	168,301
Consolidated obligation discount notes	7,216	106,416	113,632
Deposits and borrowings	189	3,320	3,509
Mandatorily redeemable capital stock	256	541	797

Total interest expense	(22,626)	383,548	360,922

Changes in Net Interest Income	$71,450	$(69,197)	$2,253

Interest Income — 2017, 2016 and 2015

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.7:                                Interest Income — Principal Sources

	Years ended December 31,			Percentage Change	Percentage Change
	2017	2016	2015	2017	2016
Interest Income
Advances (a)	$1,563,322	$919,890	$627,866	69.95%	46.51%
Interest-bearing deposits	168	1,655	1,343	(89.85)	23.23
Securities purchased under agreements to resell (b)	25,509	6,940	1,615	NM	NM
Federal funds sold (b)	163,411	46,383	13,035	NM	NM
Trading securities (c)	3,085	56	—	NM	NM
Mortgage-backed securities (d)
Fixed	237,729	215,183	220,710	10.48	(2.50)
Floating	136,331	74,596	45,659	82.76	63.38
State and local housing finance agency obligations	18,467	9,311	6,328	98.34	47.14
Mortgage loans held-for-portfolio (e)	94,255	86,800	81,103	8.59	7.02
Loans to other FHLBanks	26	33	13	(21.21)	NM

Total interest income	$2,242,303	$1,360,847	$997,672	64.77%	36.40%

NM — Not meaningful.

Interest income in 2017 grew to $2.2 billion, yielding 151 basis points, compared to $1.4 billion at a yield of 106 basis points in 2016 and $997.7 million at a yield of 82 basis points in 2015.

The primary factors driving changes period-over-period in Interest income are summarized below:

(a)         Interest income from advances — The principal source of our revenues is interest income from advances.

2017 vs 2016

Interest income from advances grew to $1.6 billion, yielding 143 basis points in 2017, compared to $919.9 million, at a yield of 96 basis points in 2016.

When members prepay advances ahead of their contractual maturities, we receive prepayment fees.  Net prepayment fees recorded as interest income from advances were $23.8 million in 2017 and $18.0 million in 2016.

The higher interest rate environment in 2017, specifically LIBOR, was the primary driver for the significant increase in interest income.  Another driver, was the higher transaction volume, as measured by average outstanding advances, which grew to $109.2 billion in 2017, compared to $96.2 billion in 2016, an increase of $13.0 billion.

The rising LIBOR contributed to a favorable change in interest cash flows exchanged with swap dealers on swaps that qualified under hedging rules under ASC 815.  The level of cash flows exchanged would have an impact on period-over-period comparisons of interest income.  Net interest accruals from ASC 815 qualifying interest rate swaps are pay fixed-rate in exchange for receive floating-rate cash flows.  Typically, the interest rate exchanges result in a net accrual expense, a charge that reduces interest income from hedged advances (but mitigates interest rate risk arising from fixed-rate cash flows).  That charge declined by $246.4 million period-over-period in line with the rising 3-month LIBOR. For more information, see Table 10.8 Impact of Interest Rate Swaps on Interest Earned from Advances.

Variable-rate advances (ARCs), which are typically indexed to LIBOR, re-price at short intervals, benefited from the rising LIBOR.  The average 3-month LIBOR was 126 basis points in 2017, compared to 74 basis points in 2016.  ARCs yielded 143 basis points or $510.8 million in 2017, compared to a yield of 94 basis points, or $303.8 million in 2016.  The average ARC balance grew to $35.8 billion in 2017, up from $32.2 billion in 2016.  The combined impact of higher yields and higher volume explains the increase in ARC interest income in 2017.

Longer-term fixed-rate advances yielded (on a contractual coupon basis) 175 basis points, or $848.6 million in 2017, compared to 179 basis points, or $813.6 million in 2016.  The average balance was $48.6 billion in 2017, up from $45.3 billion in 2016.

All other categories of advances, primarily Short-term fixed-rate advances and Overnight advances yielded 132 basis points in aggregate, or $326.4 million in 2017, compared to an aggregate yield of 97 basis points, or $176.9 million in 2016.  Short-term advances and overnight advances re-price at frequent intervals (when rolled over), and benefited from higher coupons along an upwardly sloping yield curve in 2017.

2016 vs 2015

In 2016, Interest income from advances grew to $919.9 million, yielding 96 basis points, compared to $627.9 million at a yield of 69 basis points in 2015.  Prepayment fee revenue recorded in interest income from advances was $18.0 million in 2016 and $117.5 million in 2015.

Swap interest accruals, an expense, from ASC 815 qualifying interest rate swaps declined year-over-year by $496.3 million, contributing to the increase in interest income from advances due primarily to the increase in LIBOR.

Longer-term fixed-rate advances yielded (on a contractual coupon basis) 179 basis points, or $813.6 million in 2016, compared to 244 basis points, or $1.1 billion in 2015.  Period-over-period yield decline in 2016 was due to significant prepayments of vintage high-coupon advances in the 2015 fourth quarter.

Interest income from variable-rate advances (ARCs) benefited from the rising LIBOR in 2016.  The average 3-month LIBOR was 74 basis points in 2016, compared to 32 basis points in 2015.  ARCs yielded 94 basis points or $303.8 million in 2016, compared to a yield of 51 basis points, or $135.9 million in 2015.  The average ARC advance balance grew to $32.2 billion in 2016, up from $26.5 billion in 2015.  The combined impact of higher yields and higher volume was a strong contributor in 2016.

All other categories of advances, primarily Short-term advances and Overnight advances yielded 97 basis points in aggregate, or $176.9 million in 2016, compared to an aggregate yield of 77 basis points, or $131.2 million in 2015.

(b)         Federal funds and Securities purchased under agreements to resell

2017 vs 2016 — Interest income from federal funds and repurchase agreements grew to $188.9 million, yielding 101 basis points in 2017, compared to $53.3 million, yielding 39 basis points in 2016.  Primary drivers were higher overnight and short-term rates for interbank money market lending and higher volume of investments, which averaged $18.7 billion in 2017, compared to $13.7 billion in 2016.

2016 vs 2015 — Interest income from Federal funds sold and repurchase agreements grew to $53.3 million in 2016, yielding 39 basis points, compared to $14.7 million at a yield of 12 basis points in 2015.  Higher investment volume and higher market yields in 2016 were the primary driver.

(c)          Trading securities

2017 vs 2016 — We acquired shorter-term highly liquid U.S. Treasury and GSE securities to enhance our liquidity needs.  Securities are marked-to-market, gains and losses are recorded in Other income, and yield income is recorded in Interest income.  The trading portfolio was established in late 2016.  For more information, see financial statements Note 5. Trading Securities.

(d)         Mortgage-backed securities — Investment yields and interest income — Interest income from investments in mortgage-backed securities (“MBS”) were generated by fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

2017 vs 2016

Interest income was $374.0 million in 2017, compared to $289.8 million in 2016.

•            Fixed-rate MBS yielded 299 basis points, or $237.7 million in 2017, compared to a yield of 302 basis points, or $215.2 million in 2016.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  In aggregate, yields have declined as high-yielding vintage MBS have continued to pay down.  Increase in interest income was driven by higher investment balances, which averaged $8.0 billion in 2017, up from $7.1 billion in 2016.

•            Floating-rate MBS yielded 158 basis points, or $136.3 million in 2017, compared to a yield of 100 basis points, or $74.6 million in 2016.  Contributing factors were higher 1-month LIBOR and higher invested balances.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1- month LIBOR was 111 basis points in 2017, compared to 50 basis points in 2016.  Investment volume averaged $8.6 billion in 2017, up from $7.5 billion in 2016.

2016 vs 2015

Interest income from investments in mortgage-backed securities grew to $289.8 million 2016, compared to $266.4 million in 2015.

•            Fixed-rate MBS yielded 302 basis points, or $215.2 million in 2016, compared to a yield of 307 basis points, or $220.7 million in 2015.

•            Floating-rate MBS yielded 100 basis points, or $74.6 million in 2016, compared to a yield of 69 basis points, or $45.7 million in 2015.  Contributing factors were higher invested balances, which averaged $7.5 billion in 2016 up from $6.6 billion in 2015, and higher 1-month LIBOR. The average 1 - month LIBOR was 50 basis points in 2016 and 20 basis points in 2015.

(e)          Mortgage loans held-for-portfolio

2017 vs 2016 - Interest income grew to $94.3 million in 2017, compared to $86.8 million in 2016.  Pricing has remained competitive, and the average outstanding portfolio stood at $2.8 billion, a small increase of $206.5 million net of paydowns.  The portfolio yielded 332 basis points in the 2017 period, compared to 330 basis points in 2016.

2016 vs 2015 - Interest income from Mortgage loans grew to $86.8 million in 2016, yielding 330 basis points, compared to $81.1 million at a yield of 343 basis points in 2015.

Impact of hedging on Interest income from advances — 2017, 2016 and 2015

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.8:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2017	2016	2015
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,709,433	$1,312,363	$1,516,666
Net interest adjustment from interest rate swaps (a)	(146,111)	(392,473)	(888,800)
Total Advance interest income reported	$1,563,322	$919,890	$627,866

(a)         In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps that have created synthetic floaters.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments under ASC 815.  Historically, the fixed-rate paid to swap dealers on swaps hedging longer-term advances have been greater than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net interest expense, a charge that reduces interest income from hedged advances, nonetheless assuring the hedging objectives.  That differential, between fixed-rate payments and variable-rate income, has narrowed. The higher LIBOR cash flows we have received in the periods in this report have narrowed the unfavorable expense adjustments.  The cash flows exchanged resulted in $146.1 million in net interest expense charged to advance income in 2017, compared to a net charge of $392.5 million in 2016 and $888.8 million in 2015.

Interest Expense — 2017, 2016 and 2015

Our primary source of funding is through the issuance of Consolidated obligation bonds and discount notes in the global debt markets.  Consolidated obligation bonds are medium- and long-term bonds, while discount notes are short-term instruments.  To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued.  Typically, we have used fixed-rate callable and non-callable CO bonds to fund mortgage-related assets and Advances.  CO discount notes are generally issued to fund Advances and investments with shorter interest rate reset characteristics.

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest expense is net of the impact of hedge strategies.  The primary hedging strategy is the Fair value hedge that creates LIBOR-indexed funding.  We also use the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed-rate coupons to floating-rate coupons indexed to the 3-month LIBOR.  The primary cash flow hedge strategy is designed to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), hedging long-term issuances of consolidated obligation discount notes and create long-term fixed-rate funding.

Certain floating-rate CO bonds were designated in economic hedges, primarily basis hedges that converted a contractual variable index to a preferred funding variable index, typically the 3-month LIBOR.  Interest rate swaps designated in an economic hedge are not recorded under a qualifying ASC 815 hedge.  Interest accrual is not recorded as an adjustment to debt interest expense, but reported together with the change in fair value of the swap in Other income as part of the impact of derivative and hedging activities in the Statements of income.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.9:                                Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2017	2016	2015	2017	2016
Interest Expense
Consolidated obligations bonds
Fixed	$463,181	$393,391	$318,708	(17.74)%	(23.43)%
Floating	609,189	188,509	20,208	NM	NM
Consolidated obligations discount notes	431,722	216,545	102,913	(99.37)	NM
Deposits	15,060	3,091	455	NM	NM
Mandatorily redeemable capital stock	1,285	1,617	820	20.53	(97.20)
Cash collateral held and other borrowings	342	1,284	411	73.36	NM

Total interest expense	$1,520,779	$804,437	$443,515	(89.05)%	(81.38)%

NM — Not meaningful.

Consolidated Obligation debt funding costs:

While interest expense on debt (CO bonds and CO discount Notes) has increased in a rising rate environment, investor demand for FHLBank debt has favorably impacted yields and pricing of CO discount notes and shorter maturity floating-rate CO bonds.  As a result, aggregate funding costs have been lower than otherwise achievable.  We have shifted our funding mix to a greater utilization of floating-rate bonds to fund our growing book of variable-rate, LIBOR-indexed assets.  The tactical funding shift to the use of floating-rate bonds, which continued to be at relatively attractive pricing, has been a significant contributor to the favorable cost of funding in 2017 and 2016.

Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows.  Historically, swapping fixed-rate short- and medium-term CO bonds to a floating-rate LIBOR indexed cash flows has benefited interest expense by synthetically converting the fixed-rate expense to a sub-LIBOR level.

2017 vs 2016

•                  Fixed-rate bonds — In a rising rate environment, Interest expense on CO bonds has also increased.  A significant percentage of CO bonds are hedged under ASC 815, and reported interest expense includes the interest accruals as a result of swapping out fixed-rate for floating-rate cash flows.  Interest expense was $463.2 million at a funding cost of 143 basis points in 2017, compared to $393.4 million at a funding cost of 95 basis points in 2016.  On an un-swapped basis, interest expense was $478.9 million at a funding cost of 150 basis points in 2017, compared to $484.6 million at a funding cost of 118 basis points in 2016.

In a rising interest rate environment for LIBOR, the historical favorable hedging cash flow differential has narrowed between the fixed-rate cash flows, which we receive in exchange for LIBOR-indexed payments to swap dealers.  The 3-month LIBOR was higher in 2017; on average it was 126 basis points, compared to 74 basis points in 2016.  ASC 815 hedges resulted in a net favorable cash flow accruals of $11.4 million in 2017, in contrast to a favorable cash flow accruals of $88.2 million in 2016.

•                  Floating-rate bonds — Interest expense on floating-rate CO bonds was $609.2 million at a funding cost of 100 basis points in 2017, compared to $188.5 million at a funding cost of 59 basis points in 2016.  The average outstanding balance grew to $61.0 billion in 2017, up from $31.7 billion in 2016.  Variable-rate balance sheet assets have increased, driving up the need for variable-rate funding.  Floating-rate bonds are typically indexed to the LIBOR, and the higher cost was in line with a rising LIBOR.  While interest expense has increased in a rising rate environment, strong investor demand for shorter-term floating-rate CO bonds has had a favorable impact on yields and pricing, making it attractive for us to fund our balance sheet assets with floaters.  The use of floating-rate CO bonds has also allowed us to diversify as a funding alternative to the issuance of discount notes.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — In a rising rate environment, interest expense on CO discount notes has also increased.  Interest expense on discount notes, including the impact of cash flow hedging strategies, was $431.7 million at a funding cost of 94 basis points in 2017, compared to $216.5 million at a cost of 47 basis points in 2016.  Utilization of discount notes in 2017, as measured by average outstanding balances, has declined period-over-period by $612.7 million.  The decline is more evident when measured in terms of percentage of average earning assets funded by discount notes, 30.8% in 2017, compared to 36.2% in 2016.

Cash flow hedging programs under ASC 815 have synthetically converted the 91-day variability of cash flows on $2.3 billion of discount note yields at December 31, 2017 ($1.8 billion at December 31, 2016) to long-term fixed-rate swap yields, and resulted in swap accrual expense of $30.9 million in 2017, compared to $34.9 million in 2016.  However, the hedge strategy assures us of long-term funding at predictable rates.  Absent the impact of cash flow swaps, interest expense would have been a little lower, $400.8 million at a funding cost of 87 basis points in 2017, and $181.6 million at a cost of 39 basis points in 2016.

2016 vs 2015

•                  Fixed-rate bonds — On a swapped basis, interest expense was $393.4 million at a funding cost of 95 basis points in 2016, compared to $318.7 million at a funding cost of 54 basis points in 2015.  Interest expense, absent the impact of swaps, was $484.6 million at a funding cost of 118 basis points in 2016, compared to $537.0 million at a funding cost of 92 basis points in 2015.

•                  Floating-rate bonds — Interest expense on floating-rate CO bond was $188.5 million at a funding cost of 59 basis points in 2016, compared to $20.2 million at a funding cost of 19 basis points in 2015.  The average outstanding balance grew to $31.7 billion in 2016, up from $10.5 billion in 2015.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes was $216.5 million at a funding cost of 47 basis points in 2016, compared to $102.9 million at a cost of 24 basis points in 2015. The average outstanding balance of total discount notes grew to $46.5 billion in 2016, up from $43.6 billion in 2015.  Cash flow hedging programs converted the 91-day variability of cash flows on $1.8 billion of discount note yields at December 31, 2016 ($1.6 billion at December 31, 2015) to long-term fixed swap rates, assuring long-term funding at a predictable rate.  On an un-swapped basis, Interest expense on discount notes was a little lower, $181.6 million at a funding cost of 39 basis points in 2016, and $66.8 million at a cost of 15 basis points in 2015.

For more information about factors that impact Interest income and Interest expense, see Table 10.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense, and accompanying discussions.

Impact of Hedging on Interest Expense on Debt — 2017, 2016 and 2015

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A significant percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing a Fair value hedging strategy, benefiting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.  We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, federal funds rate and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and designate the hedge as an economic hedge.

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

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.10:                         Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2017	2016	2015
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$1,088,083	$673,143	$557,215
Discount notes-Interest expense before adjustment for swaps	400,805	181,637	66,751
Amortization of basis adjustments	(4,269)	(3,076)	(2,223)
Net interest adjustment for interest rate swaps (a)	19,473	(53,259)	(179,914)
Total bonds and discount notes-Interest expense	$1,504,092	$798,445	$441,829

(a)         Fair value hedges under ASC 815 were executed to hedge certain fixed-rate CO bonds.  The hedges employed interest rate swaps, which created synthetic floating-rate cash flows.  Cash flow hedges under ASC 815 were executed to hedge future issuances of designated CO discount notes.  The cash flow hedges employed long-term interest rate swaps, which created synthetic fixed-rate cash flows.  The cash flows exchanged in the two hedging strategies resulted in net unfavorable interest expense accruals of $19.5 million in 2017, compared to a net favorable accrual (reduction of interest expense) of $53.3 million and $179.9 million in 2016 and 2015.

A fair value hedge of Consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  The cash flows exchanged between the receive-leg and pay-leg of the cash determines the net interest adjustments.  Historically, in a fair value hedge, the fixed-rate cash flows received from swap dealers on swaps hedging CO bonds have been greater than the LIBOR indexed cash flows we pay to swap dealers, resulting in a net sub-LIBOR favorable hedging benefit on interest expense on hedged debt.  However, in a rising rate environment for LIBOR, that favorable differential associated with swap cash flows has been narrowing.

A cash flow hedge of CO discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The pay fixed-rate cash flows are typically based on long-term swap rates, which have remained significantly higher than the 3-month LIBOR that we receive in exchange.  Although the cash flow exchanged in the hedge results in a net expense, it achieves our hedging objective of a stable and predictable long-term funding expense.

For further information, see Table 10.9 Interest Expenses and accompanying discussions.

Allowance for Credit Losses — 2017, 2016 and 2015

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net recovery of $0.3 million in the current year, in contrast to a provision of $2.0 million in 2016.  The allowance in the 2016 period included a catch-up adjustment from the adoption of the loan loss migration methodology in the first quarter of 2016.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are seriously delinquent (typically 90 days or more) or in bankruptcy or foreclosure, and loan loss allowances are computed at that point.  When a loan is seriously delinquent, we believe it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  We also perform a loss migration analysis to collectively measure impairment of loans that have not already been individually evaluated for impairment.  FHA/VA (Insured mortgage loans) guaranteed loans are also evaluated collectively for impairment based on the credit worthiness of the PFI.

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

Analysis of Non-Interest Income (Loss) — 2017, 2016 and 2015

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:                         Other Income (Loss)

	Years ended December 31,
	2017	2016	2015
Other income (loss):
Service fees and other (a)	$15,841	$13,824	$12,096
Instruments held at fair value - Unrealized (losses) gains (b)	(4,540)	(1,854)	9,872

Total OTTI losses	—	(113)	(394)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	(118)	188
Net impairment losses recognized in earnings (c)	—	(231)	(206)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	1,939	(1,721)	12,557
Net (losses) gains on trading securities	(1,106)	142	—
Net realized gains from sale of available-for-sale securities	—	250	—
Provision for litigation settlement on derivative contracts (e)	(70,000)	—	—
Losses from extinguishment of debt (f)	(137)	(3,557)	(9,794)
Total other (loss) income	$(58,003)	$6,853	$24,525

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit are typically the largest component of Service fees, and were $12.4 million, $10.4 million and $9.4 million in 2017, 2016 and 2015. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

(b)         Instruments held at fair value under the Fair Value Option (“FVO”) — Changes in fair values of Consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $4.5 million in 2017, compared to net fair value losses of $1.9 million in 2016 and net fair value gains of $9.9 million in 2015.

Fair values vary from period to period based on changes in a wide variety of factors for advances and debt elected under the FVO.  The more significant factors were run off of advances and debt and decline in new transactions elected under the FVO, decline in the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see discussions below and also see financial statements, Fair Value Option Disclosures in Note 17. Fair Values of Financial Instruments.

•                  FVO Advances — Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR, with original maturities of 2 years or less.  Interperiod fluctuations are typically due to instruments maturing in a period and unrealized gains and losses recorded in prior periods reversing to zero at maturity.

Changes in fair values of advances elected under the FVO reported net losses of $5.1 million in 2017, compared to net gains of $12.7 million in 2016 and net losses of $2.3 million in 2015.  In 2017, runoffs were not replaced and previously recorded gains reversed.  Fair value gains in 2016 were due to two factors — The combined impact of a larger book of FVO advances and the steepening of the LIBOR curve, which benefited the valuation of the LIBOR indexed FVO advances.

•                  FVO Bonds — FVO bonds were fixed-rate debt with original maturities that were generally two years or less.

Changes in fair values of bonds elected under the FVO resulted in a net gain of $0.2 million in 2017, compared to a net loss of $10.2 million in 2016 and a net gain of $8.5 million in 2015.  In 2017, maturing CO bonds elected under the FVO were not replaced, and as bonds matured, unrealized fair values recorded in the prior period reversed.

•                  FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported net gains of $0.4 million in 2017, compared to net losses of $4.4 million in 2016 and net gains of $3.7 million in 2015.  Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Fair values in the current year period have declined largely as a result of run offs and lower amounts of new discount note transactions elected under the FVO.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in 2017 reported no OTTI.  In 2016 and 2015, OTTI was $0.2 million.

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

(f)            Earnings Impact of Debt repurchased or transferred — Par amount of $4.0 million of CO bonds were repurchased or transferred at a loss of $0.1 million in the current year, compared to charges of $3.6 million and $9.8 million in 2016 and 2015.  Debt repurchased or transferred is executed at negotiated market rates.  See Table 10.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 10.12:                         Debt Repurchases and Transfers

	Years ended December 31,
	2017		2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Repurchases of CO Bonds	$4,013	$(137)	$200,915	$(3,557)	$45,614	$(1,975)
Transfer of CO Bonds to Other FHLBanks	$—	$—	$—	$—	$79,963	$(7,819)

The following table summarizes unrealized and realized gains/(losses) in the trading portfolio at December 31, 2017 and 2016 (in thousands):

Table 10.13:                         Net Gains (Losses) on Trading Securities (a)

	Years ended December 31,
	2017	2016
Net unrealized (losses) gains on trading securities held at period-end	$(1,069)	$142
Net unrealized and realized (losses) gains on trading securites sold/matured during the period	(37)	—
Net (losses) gains on trading securities	$(1,106)	$142

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Earnings Impact of Derivatives and Hedging Activities — 2017, 2016 and 2015

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

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 10.14:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(146,111)	$—	$(242)	$15,714	$(30,918)	$—	$—	$—	$(161,557)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	984	—	—	11	—	—	—	—	995
Gains on cash flow hedges	—	—	—	388		—	—	—	388
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	10	—	—	(297)	(1,109)	—	—	—	(1,396)
Net gains (losses) on swaps and caps in other economic hedges	191	389	570	8,284	(63)	(4,310)	141	—	5,202
Price alignment - cleared swaps settlement to market (c)	—	—	—	—	—	—	—	(3,250)	(3,250)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,185	389	570	8,386	(1,172)	(4,310)	141	(3,250)	1,939

Total earnings impact	$(144,926)	$389	$328	$24,100	$(32,090)	$(4,310)	$141	$(3,250)	$(159,618)

	December 31, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(392,473)	$—	$(273)	$91,243	$(34,908)	$—	$—	$—	$(336,411)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	1,360	—	—	882	—	—	—	—	2,242
Gains on cash flow hedges	—	—	—	58		—	—	—	58
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(3,039)	—	—	2,252	345	—	—	—	(442)
Net gains (losses) on swaps and caps in other economic hedges	261	34	(530)	(3,428)	(492)	281	295	—	(3,579)
Price alignment - cleared swaps settlement to market (c)	—	—	—	—	—	—	—	—	—
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,418)	34	(530)	(236)	(147)	281	295	—	(1,721)

Total earnings impact	$(393,891)	$34	$(803)	$91,007	$(35,055)	$281	$295	$—	$(338,132)

	December 31, 2015
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(888,800)	$—	$(427)	$218,299	$(36,162)	$—	$—	$—	$(707,090)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(5,939)	—	—	8,868	—	—	—	—	2,929
(Losses) on cash flow hedges	—	—	—	(284)	—	—	—	—	(284)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	58	—	—	7,645	5,768	—	—	—	13,471
Net (losses) gains on swaps and caps in other economic hedges	(79)	—	(137)	(764)	—	(2,619)	40	—	(3,559)
Price alignment - cleared swaps settlement to market (c)	—	—	—	—	—	—	—	—	—
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(5,960)	—	(137)	15,465	5,768	(2,619)	40	—	12,557

Total earnings impact	$(894,760)	$—	$(564)	$233,764	$(30,394)	$(2,619)	$40	$—	$(694,533)

(a)                   The impact of amortization/accretion and interest accruals on hedging activities (Yield adjustments) — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.  Together, their impact, on net interest margin (Net interest income) was significant.

Net swap accruals and amortization resulted in a net charge (expense) to net interest margin of $161.6 million in 2017, compared to $336.4 million and $707.1 million charged to interest margin in 2016 and 2015.  Swap payments to swap dealers have been greater than cash received, resulting in net swap expense and a charge to interest margin.  The charge to interest margin has declined year-over-year in line with the rising 3-month LIBOR, the index that determines the cash received on swaps hedging fixed-rate advances.  The favorable cash flow change period-over-period on swaps hedging fixed-rate advances was partly offset by increase in LIBOR indexed payments to swap dealers on swaps hedging fixed-rate CO bonds.

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

See Table 10.8 Impact of Interest Rate Swaps on Interest Income Earned from Advances and Table 10.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense for a discussion on changes period-over-period.

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

Qualifying hedging

Fair value gains and losses on Fair value hedges — Fair value hedges reported relatively small hedge ineffectiveness, a net gain of $1.0 million in 2017, compared to net gains of $2.2 million and $2.9 million in 2016 and 2015.  The immaterial amounts of hedge ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy that hedges the variability of long-term issuances of discount notes, and a strategy that mitigates the risk arising from anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness. A net gain of $0.4 million was recorded in 2017, compared to a gain of less than $0.1 million in 2016 and a loss of $0.3 million in 2015.

Standalone derivative

The primary standalone derivative instruments were interest rate swaps and interest rate caps and floors that were in economic hedges of assets, liabilities or balance sheet risks.  The impact on earnings from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are reclassified and also recorded as gains or losses from derivatives and hedging activities on derivatives designated as standalone, and accordingly reported net gains or losses include interest accruals, which are impacted by the volume of swaps designated as standalone and the levels of interest rates. Changes in fair values together with accruals represent changes in “total” market values of standalone swaps.  For more information, see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 16.  Derivatives and Hedging Activities.

Standalone derivatives reported a net gain of $3.8 million in 2017, compared to a net loss of $4.0 million in 2016 and a net gain of $9.9 million in 2015.  The primary standalone derivatives were interest rate swaps in economic hedges of floating-rate CO bonds indexed to the 1-month LIBOR, and the CO bond cash flows were synthetically converted to the 3-month LIBOR.  Fluctuations in fair values were primarily driven by the volatility of changes of the basis between the 1-month and the 3-month LIBOR.

(c)              Price alignment interest — Represents interest accrued on variation margin on cleared swaps.  Until December 31, 2016, variation margin was accounted as cash collateral.  Beginning January 1, 2017, variation margin exchanged with the CME, a DCO, is considered as a settlement of the fair value of the open derivative contract.  In November of 2017, variation margin exchanged with the LCH, a DCO, is also considered as a settlement of the fair value of the open derivative contract.  Interest accrued on variation margin is recorded as gains and losses on derivatives and hedging activities.  Prior to January 1, 2017, interest accrued on variation margin was classified within net interest income.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income.

The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.15:                                 Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2017	2016	2015
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(47,018)	$(91,037)	$(86,667)
Net hedging transactions (a)	26,000	41,892	(7,143)
Reclassified into earnings	1,141	2,127	2,773
End of period (b)	$(19,877)	$(47,018)	$(91,037)

(a)          Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes were a net gain of $26.0 million in 2017, compared to a net gain of $41.9 million in 2016 and a loss of $7.1 million in 2015.

Valuation changes recorded in AOCI were associated with the two cash flow programs described below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In this program, valuation changes are typically determined by changes in long-term swap rates, and generally, valuation gains will be recorded in line with the steepening of long-term swap rates, and valuations will decline in line with decline in long-term swap rates.

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

The objective of this cash flow strategy is to hedge the long-term issuances of Consolidated obligation discount notes, to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), and to create predictable long-term fixed-rate funding.

For more information about cash flow strategies, see financial statements, Note 16.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2017, 2016 and 2015

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.16:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2017	Percentage of Total	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$5,480	13.46%	$4,365	13.06%	$4,352	14.60%
Depreciation and leasehold amortization	4,432	10.89	3,462	10.36	3,673	12.33
All others (b)	30,799	75.65	25,602	76.58	21,774	73.07
Total Operating Expenses	$40,711	100.00%	$33,429	100.00%	$29,799	100.00%

Employee compensation	$41,545	54.99%	$38,463	55.66%	$33,992	46.16%
Employee benefits	34,006	45.01	30,642	44.34	39,647	53.84
Total Compensation and Benefits	$75,551	100.00%	$69,105	100.00%	$73,639	100.00%
Finance Agency and Office of Finance (c)	$14,660		$12,859		$13,733

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

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expense increases were associated with computer service agreements and the cost of implementing technology improvements.

(c)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments — 2017, 2016 and 2015

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2017	2016	2015
Beginning balance	$125,062	$113,352	$113,544
Additions from current period’s assessments	53,417	44,752	46,182
Net disbursements for grants and programs	(46,825)	(33,042)	(46,374)
Ending balance	$131,654	$125,062	$113,352

AHP assessments allocated from net income totaled $53.4 million in 2017, compared to $44.8 million and $46.2 million in 2016 and 2015.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management.  Market risk or interest rate risk (“IRR”) is the risk of change to market value or future earnings due to a change in the interest rate environment.  IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities.  As the maturity mismatch increases so does the level of IRR.  The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.  Accordingly, 90% of the balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest and rate volatility environment.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down 200bps measurement performed between the fourth quarter of 2016 and the fourth quarter of 2017 however, the Bank has performed a down 100bps measurement beginning the fourth quarter of 2017):

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2017	-0.37	N/A	-0.95	0.36
September 30, 2017	-0.38	N/A	N/A	0.54
June 30, 2017	-0.24	N/A	N/A	0.53
March 31, 2017	0.06	N/A	N/A	0.75
December 31, 2016	0.10	N/A	N/A	0.77

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

One Year
Re-pricing Gap
December 31, 2017	$7.592 Billion
September 30, 2017	$6.496 Billion
June 30, 2017	$6.372 Billion
March 31, 2017	$5.507 Billion
December 31, 2016	$5.631 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down 200bps measurement was not performed between the fourth quarter of 2016 and the fourth quarter of 2017 however, the Bank has performed a down 100bps measurement beginning the fourth quarter of 2017):

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
December 31, 2017	N/A	-3.14%	7.02%
September 30, 2017	N/A	N/A	3.19%
June 30, 2017	N/A	N/A	5.28%
March 31, 2017	N/A	N/A	3.92%
December 31, 2016	N/A	N/A	4.78%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down 200bps measurement was not performed between the fourth quarter of 2016 and the fourth quarter of 2017 however, the Bank has performed a down 100bps measurement beginning the fourth quarter of 2017):

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
December 31, 2017	N/A	-0.81%	-0.20%
September 30, 2017	N/A	N/A	-0.39%
June 30, 2017	N/A	N/A	-0.48%
March 31, 2017	N/A	N/A	-0.98%
December 31, 2016	N/A	N/A	-1.01%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2017 and December 31, 2016 (in millions):

	Interest Rate Sensitivity
	December 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$14,238	$159	$545	$442	$1,771
MBS investments	9,291	855	2,059	1,979	3,055
Adjustable-rate loans and advances	37,120	—	—	—	—
Net unswapped	60,649	1,014	2,604	2,421	4,826

Liquidity trading portfolio	239	1,256	147	—	—
Swaps hedging investments	1,408	(1,261)	(147)	—	—
Net liquidity trading portfolio	1,647	(5)	—	—	—

Fixed-rate loans and advances	43,147	11,835	21,227	7,438	1,940
Swaps hedging advances	39,629	(10,719)	(19,886)	(7,127)	(1,897)
Net fixed-rate loans and advances	82,776	1,116	1,341	311	43

Total interest-earning assets	$145,072	$2,125	$3,945	$2,732	$4,869

Interest-bearing liabilities:
Deposits	$1,166	$12	$—	$—	$—
Discount notes	49,424	189	—	—	—
Swapped discount notes	(2,349)	—	525	531	1,293
Net discount notes	47,075	189	525	531	1,293

Consolidated Obligation Bonds
FHLBank bonds	65,519	18,199	9,250	2,545	3,509
Swaps hedging bonds	24,199	(16,754)	(6,057)	(638)	(750)
Net FHLBank bonds	89,718	1,445	3,193	1,907	2,759

Total interest-bearing liabilities	$137,959	$1,646	$3,718	$2,438	$4,052
Post hedge gaps (a):
Periodic gap	$7,113	$479	$227	$294	$817
Cumulative gaps	$7,113	$7,592	$7,819	$8,113	$8,930

	Interest Rate Sensitivity
	December 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$15,227	$126	$439	$371	$1,797
MBS investments	8,581	339	2,287	2,334	2,129
Adjustable-rate loans and advances	42,781	—	—	—	—
Net unswapped	66,589	465	2,726	2,705	3,926

Liquidity trading portfolio	—	131	—	—	—
Swaps hedging investments	131	(131)	—	—	—
Net liquidity trading portfolio	131	—	—	—	—

Fixed-rate loans and advances	24,780	5,321	24,977	8,220	3,162
Swaps hedging advances	38,704	(4,419)	(23,309)	(7,876)	(3,100)
Net fixed-rate loans and advances	63,484	902	1,668	344	62
Loans to other FHLBanks	255	—	—	—	—

Total interest-earning assets	$130,459	$1,367	$4,394	$3,049	$3,988

Interest-bearing liabilities:
Deposits	$1,569	$4	$—	$—	$—

Discount notes	49,034	324	—	—	—
Swapped discount notes	(1,839)	—	—	971	868
Net discount notes	47,195	324	—	971	868

Consolidated Obligation Bonds
FHLBank bonds	53,906	11,352	13,791	2,115	3,198
Swaps hedging bonds	21,045	(9,200)	(10,787)	(293)	(765)
Net FHLBank bonds	74,951	2,152	3,004	1,822	2,433

Total interest-bearing liabilities	$123,715	$2,480	$3,004	$2,793	$3,301
Post hedge gaps (a):
Periodic gap	$6,744	$(1,113)	$1,390	$256	$687
Cumulative gaps	$6,744	$5,631	$7,021	$7,277	$7,964

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2017, the Bank’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting.  Their report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the

Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “FHLBank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

New York, New York

March 22, 2018

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks (Note 3)	$127,403	$151,769
Securities purchased under agreements to resell (Note 4)	2,700,000	7,150,000
Federal funds sold (Note 4)	10,326,000	6,683,000
Trading securities (Note 5) (Includes $239,064 pledged as collateral at December 31, 2017)	1,641,568	131,151
Available-for-sale securities, net of unrealized gains of $10,178 at December 31, 2017 and $4,224 at December 31, 2016 (Note 6)	577,269	697,812
Held-to-maturity securities (Note 7) (Includes $5,728 pledged as collateral at December 31, 2017 and $7,036 at December 31, 2016)	17,824,533	16,022,293
Advances (Note 8) (Includes $2,205,624 at December 31, 2017 and $9,873,157 at December 31, 2016 at fair value under the fair value option)	122,447,805	109,256,625
Mortgage loans held-for-portfolio, net of allowance for credit losses of $992 at December 31, 2017 and $1,554 at December 31, 2016 (Note 9)	2,896,976	2,746,559
Loans to other FHLBanks (Note 19)	—	255,000
Accrued interest receivable	226,981	163,379
Premises, software, and equipment	29,697	12,621
Derivative assets (Note 16)	112,742	328,875
Other assets	7,398	7,198

Total assets	$158,918,372	$143,606,282

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,142,056	$1,183,468
Non-interest-bearing demand	17,999	22,281
Term	36,000	35,000

Total deposits	1,196,055	1,240,749

Consolidated obligations, net (Note 11)
Bonds (Includes $1,131,074 at December 31, 2017 and $2,052,513 at December 31, 2016 at fair value under the fair value option)	99,288,048	84,784,664
Discount notes (Includes $2,312,621 at December 31, 2017 and $12,228,412 at December 31, 2016 at fair value under the fair value option)	49,613,671	49,357,894

Total consolidated obligations	148,901,719	134,142,558

Mandatorily redeemable capital stock (Note 13)	19,945	31,435

Accrued interest payable	162,176	130,178
Affordable Housing Program (Note 12)	131,654	125,062
Derivative liabilities (Note 16)	61,607	144,985
Other liabilities	204,178	167,234

Total liabilities	150,677,334	135,982,201

Commitments and Contingencies (Notes 13, 16 and 18)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares: 67,500 at December 31, 2017 and 63,077 at December 31, 2016	6,750,005	6,307,766
Retained earnings
Unrestricted	1,067,097	1,028,674
Restricted (Note 13)	479,185	383,291
Total retained earnings	1,546,282	1,411,965
Total accumulated other comprehensive loss	(55,249)	(95,650)

Total capital	8,241,038	7,624,081

Total liabilities and capital	$158,918,372	$143,606,282

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
Interest income
Advances, net (Note 8)	$1,563,322	$919,890	$627,866
Interest-bearing deposits	168	1,655	1,343
Securities purchased under agreements to resell (Note 4)	25,509	6,940	1,615
Federal funds sold (Note 4)	163,411	46,383	13,035
Trading securities (Note 5)	3,085	56	—
Available-for-sale securities (Note 6)	9,936	8,662	8,411
Held-to-maturity securities (Note 7)	382,591	290,428	264,286
Mortgage loans held-for-portfolio (Note 9)	94,255	86,800	81,103
Loans to other FHLBanks (Note 19)	26	33	13

Total interest income	2,242,303	1,360,847	997,672

Interest expense
Consolidated obligation bonds (Note 11)	1,072,370	581,900	338,916
Consolidated obligation discount notes (Note 11)	431,722	216,545	102,913
Deposits (Note 10)	15,060	3,091	455
Mandatorily redeemable capital stock (Note 13)	1,285	1,617	820
Cash collateral held and other borrowings	342	1,284	411

Total interest expense	1,520,779	804,437	443,515

Net interest income before provision for credit losses	721,524	556,410	554,157

(Reversal)/Provision for credit losses on mortgage loans	(287)	1,966	518

Net interest income after provision for credit losses	721,811	554,444	553,639

Other income (loss)
Service fees and other	15,841	13,824	12,096
Instruments held at fair value - Unrealized (losses) gains (Note 17)	(4,540)	(1,854)	9,872

Total OTTI losses	—	(113)	(394)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	(118)	188
Net impairment losses recognized in earnings	—	(231)	(206)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 16)	1,939	(1,721)	12,557
Net (losses) gains on trading securities	(1,106)	142	—
Net realized gains from sale of available-for-sale securities (Note 6)	—	250	—
Provision for litigation settlement on derivative contracts	(70,000)	—	—
Losses from extinguishment of debt	(137)	(3,557)	(9,794)

Total other (loss) income	(58,003)	6,853	24,525

Other expenses
Operating	40,711	33,429	29,799
Compensation and benefits	75,551	69,105	73,639
Finance Agency and Office of Finance	14,660	12,859	13,733

Total other expenses	130,922	115,393	117,171

Income before assessments	532,886	445,904	460,993

Affordable Housing Program Assessments (Note 12)	53,417	44,752	46,182

Net income	$479,469	$401,152	$414,811

Basic earnings per share (Note 14)	$7.66	$7.02	$7.83

Cash dividends paid per share	$5.54	$4.73	$4.22

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
Net Income	$479,469	$401,152	$414,811
Other Comprehensive income (loss)
Net change in unrealized gains/(losses) on available-for-sale securities	5,954	(5,059)	(6,091)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(105)	(227)
Reclassification of non-credit portion included in net income	—	223	39
Accretion of non-credit portion of OTTI	15,431	6,461	7,658
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	15,431	6,579	7,470
Net change in unrealized gains/losses relating to hedging activities
Unrealized gains/(losses)	26,000	41,892	(7,143)
Reclassification of losses included in net income	1,141	2,127	2,773
Total net change in unrealized gains/(losses) relating to hedging activities	27,141	44,019	(4,370)
Net change in pension and postretirement benefits	(8,125)	(5,502)	4,290
Total other comprehensive income/(loss)	40,401	40,037	1,299
Total comprehensive income	$519,870	$441,189	$416,110

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2017, 2016 and 2015

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	41,733	4,173,298	—	—	—	—	4,173,298
Repurchase/redemption of capital stock	(41,595)	(4,159,427)	—	—	—	—	(4,159,427)
Shares reclassified to mandatorily redeemable capital stock	(89)	(8,914)	—	—	—	—	(8,914)
Cash dividends ($4.22 per share) on capital stock	—	—	(227,443)	—	(227,443)	—	(227,443)
Comprehensive income	—	—	331,849	82,962	414,811	1,299	416,110

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	47,779	4,777,938	—	—	—	—	4,777,938
Repurchase/redemption of capital stock	(40,023)	(4,002,300)	—	—	—	—	(4,002,300)
Shares reclassified to mandatorily redeemable capital stock	(529)	(52,902)	—	—	—	—	(52,902)
Cash dividends ($4.73 per share) on capital stock	—	—	(259,326)	—	(259,326)	—	(259,326)
Comprehensive income	—	—	320,922	80,230	401,152	40,037	441,189

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	64,508	6,450,844	—	—	—	—	6,450,844
Repurchase/redemption of capital stock	(60,055)	(6,005,596)	—	—	—	—	(6,005,596)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($5.54 per share) on capital stock	—	—	(345,152)	—	(345,152)	—	(345,152)
Comprehensive income	—	—	383,575	95,894	479,469	40,401	519,870

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

(a)              Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
Operating activities

Net Income	$479,469	$401,152	$414,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(13,886)	29,625	30,766
Concessions on consolidated obligations	4,110	6,112	5,500
Premises, software, and equipment	4,432	3,461	3,673
(Reversal)/Provision for credit losses on mortgage loans	(287)	1,966	518
Net realized gains from sale of available-for-sale securities	—	(250)	—
Credit impairment losses on held-to-maturity securities	—	231	206
Change in net fair value adjustments on derivatives and hedging activities	144,391	5,523	221,836
Net realized and unrealized losses (gains) on trading securities	1,106	(142)	—
Change in fair value adjustments on financial instruments held at fair value	4,603	4,360	(9,092)
Losses from extinguishment of debt	137	3,557	9,794
Net change in:
Accrued interest receivable	(64,139)	(17,328)	27,954
Derivative assets due to accrued interest	(40,654)	(30,069)	1,709
Derivative liabilities due to accrued interest	50,354	5,526	(31,540)
Other assets	(1,809)	938	(555)
Affordable Housing Program liability	6,592	11,710	(192)
Accrued interest payable	31,998	21,603	(13,330)
Other liabilities	29,385	2,049	19,976
Total adjustments	156,333	48,872	267,223
Net cash provided by operating activities	635,802	450,024	682,034
Investing activities
Net change in:
Interest-bearing deposits	235,061	114,562	758,060
Securities purchased under agreements to resell	4,450,000	(3,150,000)	(3,200,000)
Federal funds sold	(3,643,000)	562,000	2,773,000
Deposits with other FHLBanks	(67)	(170)	150
Premises, software, and equipment	(21,508)	(6,618)	(2,469)
Trading securities:
Purchased	(1,881,028)	(131,013)	—
Repayments	270,930	—	—
Proceeds from sales	100,164	—	—
Available-for-sale securities:
Purchased	(2,075)	(8,100)	(16,862)
Repayments	129,872	179,119	255,990
Proceeds from sales	1,788	118,308	1,689
Held-to-maturity securities:
Long-term securities
Purchased	(4,478,887)	(4,057,667)	(2,184,502)
Repayments	2,686,796	1,968,561	1,402,820
Advances:
Principal collected	1,060,666,397	771,152,466	863,850,455
Made	(1,074,132,845)	(786,856,049)	(860,169,813)
Mortgage loans held-for-portfolio:
Principal collected	268,375	330,666	270,620
Purchased	(425,106)	(564,083)	(674,968)
Proceeds from sales of REO	4,135	3,249	2,768
Net change in loans to other FHLBanks	255,000	(255,000)	—
Net cash (used in) provided by investing activities	(15,515,998)	(20,599,769)	3,066,938

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2017, 2016 and 2015

	Years ended December 31,
	2017	2016	2015
Financing activities
Net change in:
Deposits and other borrowings	$(13,268)	$(64,763)	$(452,761)
Derivative contracts with financing element	(18,464)	(49,357)	(221,185)
Consolidated obligation bonds:
Proceeds from issuance	93,274,082	59,498,806	50,339,433
Payments for maturing and early retirement	(78,726,129)	(42,363,772)	(56,065,181)
Payments on bonds (transferred to) or assumed from other FHLBanks (a)	—	—	(52,853)
Consolidated obligation discount notes:
Proceeds from issuance	1,191,518,054	441,811,057	207,882,927
Payments for maturing	(1,191,264,042)	(439,333,285)	(211,088,626)
Capital stock:
Proceeds from issuance of capital stock	6,450,844	4,777,938	4,173,298
Payments for repurchase/redemption of capital stock	(6,005,596)	(4,002,300)	(4,159,427)
Redemption of mandatorily redeemable capital stock	(14,499)	(40,966)	(8,615)
Cash dividends paid (b)	(345,152)	(259,326)	(227,443)
Net cash provided by (used in) financing activities	14,855,830	19,974,032	(9,880,433)
Net (decrease) in cash and due from banks	(24,366)	(175,713)	(6,131,461)
Cash and due from banks at beginning of the period (c)	151,769	327,482	6,458,943
Cash and due from banks at end of the period (c)	$127,403	$151,769	$327,482

Supplemental disclosures:
Interest paid	$1,064,684	$615,149	$443,458
Affordable Housing Program payments (d)	$46,825	$33,042	$46,374
Transfers of mortgage loans to real estate owned	$1,071	$1,089	$2,348
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$—	$(118)	$188
Capital stock subject to mandatory redemption reclassified from equity	$3,009	$52,902	$8,914

(a)         For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 19. Related Party Transactions.

(b)         Does not include payments to holders of mandatorily redeemable capital stock.  Such payments are considered as interest expense and reported within Operating cash flows.

(c)          Cash and due from banks did not include any restricted cash or cash equivalents.  Includes pass-thru reserves at the Federal Reserve Bank of New York; also includes an unrestricted compensating balance arrangement.  For more information, see Note 3 Cash and Due from Banks.

(d)         AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Fair values of Other assets and liabilities — For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2017 and 2016, see financial statements, Note 17.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies investment securities as held-to-maturity and available-for-sale at the date of the acquisition.  Investments are primarily GSE-issued mortgage-backed securities.  Purchases and sales of securities are recorded on a trade date basis.  Prepayments are estimated for purposes of amortizing premiums and accreting discounts on investment securities in accordance with accounting standards for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, the effective yield is recalculated periodically to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

The Bank’s management approved a trading portfolio in December 2016 to enhance the FHLBNY’s liquidity position.  The trading portfolio is invested in U.S. Treasury securities and GSE-issued bonds.  The securities are held for liquidity purposes and carried at fair value with changes in the fair value of these investments recorded in other income.  The Bank does not participate in speculative trading practices and holds these investments indefinitely as the FHLBNY periodically evaluates its liquidity needs.

Held-to-Maturity Securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash and, if hedged, the fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (“OTTI”), the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.  Interest earned on such securities is included in Interest income.

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

Trading Securities — Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net realized and unrealized gains or losses on trading securities.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.  We periodically evaluate our liquidity needs and may dispose these investments as deemed prudent by liquidity and market conditions.

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

For securities designated as AFS, subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI.  For securities designated as HTM or held-to-maturity, the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows.  Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or additional OTTI is recognized in earnings.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to provide cash flows using the Common platform for about 50% of its PLMBS that had appropriate loan-level performance data that the Common platform could utilize to generate cash flows.  Cash flows generated in the Common platform is the primary source for OTTI assumption parameters for those securities.  For the remaining 50% of the FHLBNY’s PLMBS portfolio, expected cash flows are generated using historical loan performance parameters, as described below.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions are determined primarily using historical performance data.  These are then benchmarked by comparing to performance parameters from the “Market consensus” measures, and for 50% of PLMBS to the assumptions and parameters provided through the Common platform, which is the primary source for OTTI assumption parameters for about 50% of our portfolio of PLMBS.  The FHLBNY performs a review of the cash flows generated by the Common platform.

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

GSE-Issued Securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or government agency, collectively GSE or Agency securities, by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on the FHLBNY’s analysis, GSE securities are performing in accordance with their contractual agreements.  The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac.  In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.  The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal Funds Sold.  Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.

Securities Purchased under Agreements to Resell.  As part of FHLBNY’s banking activities with counterparties, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The FHLBNY does not have the right to repledge the securities received.  Securities purchased under agreements to resell generally do not constitute a transfer of the underlying securities.  The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.  Interest from such securities is included in Interest income.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

At the time a prepayment fee is received, a portion of the fee that is deemed to be potentially rebatable is not recognized in earnings, and is deferred as a liability as the FHLBNY considers the rebate opportunity for the member a contingency for the FHLBNY.  Until no likelihood exists, such that the member has a potential claim to a rebate within the 30-day rebate period, the potential rebatable amount will be considered to be contingently payable.  That amount will be deferred, based on the supposition that the rebatable portion of the prepayment fee may not be recognized as a revenue in its entirety because it may be subject to a claim payable to a third party, the borrowing member.

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

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $33.3 million at December 31, 2017 and $30.9 million at December 31, 2016.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.  For most MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees.

For new loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk.  Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk.  The credit enhancement becomes an obligation of the PFI.

Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans.  Pair-off fees may be assessed and charged to a PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loans purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits.

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

Non-Accrual Mortgage Loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.  If the FHLBNY determines that the loan

Federal Home Loan Bank of New York

Notes to Financial Statements

servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $3.9 million at December 31, 2017 and $4.4 million at December 31, 2016.

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

Mortgage loans that are not seriously delinquent or are performing are assessed for impairment on a collective basis under the accounting standards for evaluating “large groups of smaller-balance homogenous loans”.  In determining our collective reserve, we base our impairment analysis by performing a “loss emergence analysis” that applies historical default rates and historical probability of default.

Credit losses calculated on a collective basis are aggregated with credit losses calculated on an individual basis.  The aggregate allowance for credit losses on mortgage loans was $1.0 million at December 31, 2017 and $1.6 million at December 31, 2016.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all MPF loans are measured for impairment and analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the loan-by-loan analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and reserves would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

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

Mandatorily Redeemable Capital Stock

Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions.  The FHLBNY’s capital stock accounted for under the guidance for financial instruments with characteristics of both liabilities and equity.  Dividends paid on capital stock classified as mandatorily redeemable stock are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.

Mandatorily redeemable capital stock at December 31, 2017 and 2016 represented capital stocks held by former members.

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

Realized gains or losses attributable to the derivatives and changes in the fair values of derivatives are recognized in Other Income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  When hedge accounting is discontinued, the offsetting changes of fair values of the hedged item are also discontinued.

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

•                  Ongoing prospective assessment.  For purposes of assessing effectiveness on an ongoing basis, the FHLBNY’s documentation utilizes the regression results from the retrospective assessment as a means of demonstrating that the hedge relationships are expected to be highly effective in future periods.

Ineffectiveness on Fair value and Cash flow hedging.  For both Fair value and Cash flow hedges that qualify for hedge accounting treatment, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  The differentials between accruals of interest income and expense on derivatives designated as Fair value or Cash flow hedges that qualify for hedge accounting treatment are recognized as adjustments to the interest income or expense of the hedged advances and hedged Consolidated obligations.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Variation margin exchanged with Derivative Clearing Organizations on cleared derivatives is treated as a settlement of the derivative itself — a reduction of the fair value of the derivative — and not as collateral.

When derivative counterparties pledge marketable securities, they typically retain title and the securities are treated as non-cash collateral.  When the FHLBNY pledges securities to counterparties, we also retain title to the securities and treat the securities as collateral.  Securities pledged or received are not netted against the derivative exposures on the Statements of Condition.

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

Consolidated Obligations

Accounting for Consolidated obligation debt.  The FHLBNY reports Consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums.  If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the changes in the LIBOR index.  The carrying value of Consolidated obligation debt elected under the FVO will be its fair value.  The FHLBNY records interest paid on Consolidated obligation bonds in interest expense.  The FHLBNY expenses the discounts on Consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable Consolidated bonds, also using the contractual level-yield method, over the term to maturity of the Consolidated obligation bonds.

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

Earnings per Share of Capital

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

Note 2.                                                               Recently Issued Accounting Standards and Interpretations.

Derivatives and Hedging.  In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815).  The FASB has issued this ASU with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The amendments in this guidance are effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the FHLBNY).  While early application is permitted in any interim period after issuance of the ASU, the FHLBNY has elected to not early adopt the guidances under the ASU.

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

Accounting for Financial Instruments — Credit Losses.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  We are in the process of evaluating this guidance.  The CECL model represents a significant departure from existing GAAP, but we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.  This guidance is effective for interim and annual periods beginning on January 1, 2020.  Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the FHLBNY).  The FHLBNY does not intend to early adopt the ASU.

Lease Accounting.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  The FHLBNY will adopt the guidance on its effective date on January 1, 2019.  In 2017, we entered into long-term lease contracts for our office premises in New York and New Jersey.  Beginning January 1, 2019, all leases will be recognized on our balance sheet under ASU No. 2016-02 Leases (Topic 842).  Recognition of the “right-to-use” asset and an offsetting lease liability for our operating leases under the ASU would have a minimal impact on our statements of condition and the statements of income upon adoption.  The leasing standard is required to be applied to leases in existence as of the date of adoption, January 1, 2019, and under recent amendments to the ASU, entities may elect not to restate comparative periods.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  To evaluate this provision, we have analyzed the FHLBank issued Consolidated obligation debt (“CO debt”), for which the fair value option has been elected, and have estimated the instrument-specific credit risk of CO debt as deminimis, if any, and accordingly no cumulative catch-up reclassification was necessary upon adoption at January 1, 2018.

The ASU will also require certain equity investments to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category.  We have also analyzed this provision of the ASU and have identified certain mutual fund assets in available-for-sale grantor trusts that would be subject to this provision of the ASU.  The FHLBNY adopted the guidance on January 1, 2018, the effective date.  The impact of adoption resulted in an immaterial cumulative catch-up reclassification of the fair values of the trust assets from AOCI to retained earnings.  Prior period financial statements would not be subject to restatement under the transition provisions of this ASU.

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The FHLBNY elected to use the modified retrospective method to adopt the guidance as of January 1, 2018.  The impact was immaterial.

Our net income is derived principally from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance.  Certain other streams of non-interest revenues, which relate to fee revenues from commitments and financial letters of credit, were evaluated and we have concluded that such fees and associated expenses are out of scope of the standard and therefore will not be impacted by the adoption of this guidance.  We have also analyzed the recognition of gains and losses when mortgage loans are foreclosed and transferred to real estate owned status (“OREO”), and have concluded that while such line items are in-scope of the standard, adoption resulted in an immaterial impact on our financial condition, results of operations, and cash flows.

Note 3.                       Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance was $41.1 million at December 31, 2017 and $90.4 million at December 31, 2016.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $84.2 million at December 31, 2017 and $67.7 million at December 31, 2016.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

Note 4.                                                                     Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-

Federal Home Loan Bank of New York

Notes to Financial Statements

rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Agreements generally allow the FHLBNY to repledge securities under certain conditions.  No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned.

At December 31, 2017 and December 31, 2016, the outstanding balances of Securities purchased under agreements to resell were $2.7 billion and $7.2 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities, market values $2.8 billion and $7.2 billion, were received at BONY to collateralize the overnight investments at December 31, 2017 and December 31, 2016.  No overnight investments had been executed bilaterally with counterparties.  Securities purchased under agreements to resell averaged $2.7 billion and $2.1 billion in the twelve months ended December 31, 2017 and December 31, 2016.  Interest income from securities purchased under agreements to resell were $25.5 million, $6.9 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                                     Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at December 31, 2017 and December 31, 2016 (in thousands):

Fair value	December 31, 2017	December 31, 2016
Non-mortgage-backed securities
GSE securities	$356,899	$30,969
U.S. treasury notes	1,045,605	100,182
U.S. treasury bills	239,064	—
Total non-mortgage-backed trading securities	$1,641,568	$131,151

The carrying values of trading securities included unrealized fair value loss of $1.1 million at December 31, 2017, and unrealized fair value gains of $0.1 million at December 31, 2016.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $239.1 million at December 31, 2017 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (“CFTC”).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Redemption Terms

The remaining maturities and estimated fair values of investments classified as trading (a) were as follows (dollars in thousands):

	December 31, 2017
		Due after one
	Due in one year	year through	Total Fair
	or less	five years	Value
Non-mortgage-backed securities
GSE securities	$210,390	$146,509	$356,899
U.S. treasury notes	1,045,605	—	1,045,605
U.S. treasury bills	239,064	—	239,064
Total non-mortgage-backed trading securities	$996,821	$644,747	$1,641,568
Yield on trading securities	1.34%	1.28%

	December 31, 2016
		Due after one
	Due in one year	year through	Total Fair
	or less	five years	Value
Non-mortgage-backed securities
GSE securities	$30,969	$—	$30,969
U.S. treasury notes	100,182	—	100,182
Total non-mortgage-backed trading securities	$131,151	$—	$131,151
Yield on trading securities	0.90%	—%

(a)         We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 6.                                                                     Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At December 31, 2017 and December 31, 2016, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
Cash equivalents (a)	$893	$—	$—	$893
Equity funds (a)	24,869	5,126	(3)	29,992
Fixed income funds (a)	17,957	43	(243)	17,757
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	490,249	5,163	—	495,412
CMBS-Floating	33,123	92	—	33,215
Total Available-for-sale securities	$567,091	$10,424	$(246)	$577,269

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
Cash equivalents (a)	$551	$—	$—	$551
Equity funds (a)	22,667	1,699	(417)	23,949
Fixed income funds (a)	17,642	—	(424)	17,218
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	616,359	3,436	(151)	619,644
CMBS-Floating	36,369	81	—	36,450
Total Available-for-sale securities	$693,588	$5,216	$(992)	$697,812

(a)         The FHLBNY has grantor trusts, the intent of which is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.  Investments in the trusts are classified as AFS.  The grantor trusts invest in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.  The mutual funds used to manage the assets of the grantor trusts will be sufficiently liquid to enable the trust to meet future liabilities.  Dividend income and net realized gains from sales of funds was $2.6 million, $1.1 million and $1.9 million in 2017, 2016 and 2015; dividend received, and gains and losses from redemptions and sales are recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $10.2 million at December 31, 2017 and $4.2 million at December 31, 2016.

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at December 31, 2017, and no security was in a loss position for 12 months or longer in 2017.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$33,123	$33,215	$36,369	$36,450
Due after ten years	490,249	495,412	616,359	619,644
Fixed income/bond funds, equity funds and cash equivalents (b)	43,719	48,642	40,860	41,718
Total Available-for-sale securities	$567,091	$577,269	$693,588	$697,812

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $1.9 million and $2.4 million at December 31, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$490,249	$495,412	$616,359	$619,644
CMBS floating - LIBOR	33,123	33,215	36,369	36,450

Total Mortgage-backed securities (a)	$523,372	$528,627	$652,728	$656,094

(a)         Total will not agree to total AFS portfolio because the grantor trusts, which primarily comprise of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$97,579	$—	$97,579	$7,978	$—	$105,557
Freddie Mac	20,160	—	20,160	1,512	—	21,672
Total pools of mortgages	117,739	—	117,739	9,490	—	127,229

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,612,543	—	1,612,543	10,716	(662)	1,622,597
Freddie Mac	960,374	—	960,374	7,485	(404)	967,455
Ginnie Mae	14,513	—	14,513	175	—	14,688
Total CMOs/REMICs	2,587,430	—	2,587,430	18,376	(1,066)	2,604,740

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,955,640	—	2,955,640	8,497	(15,639)	2,948,498
Freddie Mac	10,834,852	—	10,834,852	76,196	(16,272)	10,894,776
Total commercial mortgage-backed securities	13,790,492	—	13,790,492	84,693	(31,911)	13,843,274

Non-GSE MBS (c)
CMOs/REMICs	9,159	(172)	8,987	85	(385)	8,687

Asset-Backed Securities (c)
Manufactured housing (insured)	47,660	—	47,660	2,439	(40)	50,059
Home equity loans (insured)	86,606	(8,746)	77,860	26,479	(21)	104,318
Home equity loans (uninsured)	52,740	(5,885)	46,855	7,847	(973)	53,729
Total asset-backed securities	187,006	(14,631)	172,375	36,765	(1,034)	208,106

Total MBS	16,691,826	(14,803)	16,677,023	149,409	(34,396)	16,792,036

Other
State and local housing finance agency obligations	1,147,510	—	1,147,510	204	(32,977)	1,114,737

Total Held-to-maturity securities	$17,839,336	$(14,803)	$17,824,533	$149,613	$(67,373)	$17,906,773

	December 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$133,071	$—	$133,071	$11,601	$—	$144,672
Freddie Mac	32,402	—	32,402	2,325	—	34,727
Total pools of mortgages	165,473	—	165,473	13,926	—	179,399

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,972,878	—	1,972,878	7,538	(1,015)	1,979,401
Freddie Mac	1,214,823	—	1,214,823	4,232	(561)	1,218,494
Ginnie Mae	18,979	—	18,979	126	(1)	19,104
Total CMOs/REMICs	3,206,680	—	3,206,680	11,896	(1,577)	3,216,999

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,612,688	—	2,612,688	9,870	(15,660)	2,606,898
Freddie Mac	8,740,573	—	8,740,573	107,137	(19,338)	8,828,372
Total commercial mortgage-backed securities	11,353,261	—	11,353,261	117,007	(34,998)	11,435,270

Non-GSE MBS (c)
CMOs/REMICs	15,844	(285)	15,559	1,372	(1,001)	15,930

Asset-Backed Securities (c)
Manufactured housing (insured)	61,293	—	61,293	2,258	—	63,551
Home equity loans (insured)	119,527	(22,434)	97,093	45,228	(70)	142,251
Home equity loans (uninsured)	66,949	(7,515)	59,434	9,307	(1,853)	66,888
Total asset-backed securities	247,769	(29,949)	217,820	56,793	(1,923)	272,690

Total MBS	14,989,027	(30,234)	14,958,793	200,994	(39,499)	15,120,288

Other
State and local housing finance agency obligations	1,063,500	—	1,063,500	196	(37,013)	1,026,683
Total Held-to-maturity securities	$16,052,527	$(30,234)	$16,022,293	$201,190	$(76,512)	$16,146,971

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions on the extent of expected reliance by the FHLBNY on insurance support by Ambac, AGM and MBIA to make whole expected cash shortfalls are noted under “Monoline insurance” within this Note 7.  Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $5.7 million at December 31, 2017 and $7.0 million at December 31, 2016, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$191,872	$(73)	$343,791	$(32,904)	$535,663	$(32,977)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,181,936	(7,047)	331,845	(9,254)	1,513,781	(16,301)
Freddie Mac	2,051,154	(8,968)	781,211	(7,708)	2,832,365	(16,676)
Total MBS-GSE	3,233,090	(16,015)	1,113,056	(16,962)	4,346,146	(32,977)
MBS-Private-Label	10,674	(41)	31,527	(1,545)	42,201	(1,586)
Total MBS	3,243,764	(16,056)	1,144,583	(18,507)	4,388,347	(34,563)
Total	$3,435,636	$(16,129)	$1,488,374	$(51,411)	$4,924,010	$(67,540)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$29,486	$(13)	$355,230	$(37,000)	$384,716	$(37,013)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,131,586	(15,615)	359,921	(1,060)	1,491,507	(16,675)
Freddie Mac	2,245,856	(12,111)	1,364,856	(7,788)	3,610,712	(19,899)
Ginnie Mae	3,828	(1)	—	—	3,828	(1)
Total MBS-GSE	3,381,270	(27,727)	1,724,777	(8,848)	5,106,047	(36,575)
MBS-Private-Label	7,432	(10)	39,078	(2,422)	46,510	(2,432)
Total MBS	3,388,702	(27,737)	1,763,855	(11,270)	5,152,557	(39,007)
Total	$3,418,188	$(27,750)	$2,119,085	$(48,270)	$5,537,273	$(76,020)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $33.0 million at December 31, 2017 and $37.0 million at December 31, 2016.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of December 31, 2017 all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.

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

Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds to the “AA municipal sector”.  Based on our review, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets, and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$11,400	$11,388	$—	$—
Due after one year through five years	5,785	5,855	22,800	22,552
Due after five years through ten years	47,830	45,602	57,660	55,095
Due after ten years	1,082,495	1,051,892	983,040	949,036
State and local housing finance agency obligations	1,147,510	1,114,737	1,063,500	1,026,683

Mortgage-backed securities
Due in one year or less	880,774	880,780	101,348	102,474
Due after one year through five years	4,617,456	4,670,742	4,689,552	4,786,141
Due after five years through ten years	8,225,685	8,225,011	6,602,905	6,587,939
Due after ten years	2,967,911	3,015,503	3,595,222	3,643,734
Mortgage-backed securities	16,691,826	16,792,036	14,989,027	15,120,288

Total Held-to-maturity securities	$17,839,336	$17,906,773	$16,052,527	$16,146,971

(a)         Amortized cost is after adjusting for net unamortized premiums of $51.8 million and $36.6 million (net of unamortized discounts) at December 31, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2017		December 31, 2016
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$880,842	$880,671	$1,117,308	$1,117,023
Floating	1,714,068	1,714,068	2,101,376	2,101,377
Total CMO	2,594,910	2,594,739	3,218,684	3,218,400
CMBS
Fixed	7,310,487	7,310,487	5,838,381	5,838,381
Floating	6,480,005	6,480,005	5,514,880	5,514,880
Total CMBS	13,790,492	13,790,492	11,353,261	11,353,261
Pass Thru (a)
Fixed	262,569	248,499	360,255	330,968
Floating	43,855	43,293	56,827	56,164
Total Pass Thru	306,424	291,792	417,082	387,132
Total MBS	16,691,826	16,677,023	14,989,027	14,958,793
State and local housing finance agency obligations
Fixed	8,010	8,010	9,790	9,790
Floating	1,139,500	1,139,500	1,053,710	1,053,710
Total State and local housing finance agency obligations	1,147,510	1,147,510	1,063,500	1,063,500
Total Held-to-maturity securities	$17,839,336	$17,824,533	$16,052,527	$16,022,293

(a)         Includes MBS supported by pools of mortgages.

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

OTTI — No OTTI was recorded in 2017.  OTTI recorded in 2016 and 2015 was not material (see table below).  Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at December 31, 2017.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2017, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2017	2016	2015
Beginning balance	$29,117	$31,892	$34,893
Additional credit losses for which an OTTI charge was previously recognized	—	231	206
Realized credit losses	(269)	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(6,117)	(3,006)	(3,207)
Ending balance	$22,731	$29,117	$31,892

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees were assumed in 2018.  For bond insurer Ambac, the reliance period is through December 31, 2023 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at December 31, 2017 and December 31, 2016, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2017
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime (d)	0.0-1.3	0.7	3.2-19.1	7.5	0.0-110.3	70.4
RMBS Alt-A (d)	1.0-1.3	1.1	2.0-6.7	2.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.7	3.3	2.0-12.3	4.1	29.6-100.0	64.4
Manufactured Housing Loans	2.9-3.7	3.5	3.2-4.6	3.4	87.0-97.8	95.9

	Key Base Assumptions - All PLMBS at December 31, 2016
	CDR% (a)		CPR% (b)		Loss Severity% (c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime (d)	0.1-5.2	2.2	7.5-14.8	10.7	0.0-70.8	45.4
RMBS Alt-A (d)	1.0-2.7	1.2	2.0-4.2	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.0-12.3	3.9	2.0-16.3	4.1	30.0-100.0	62.9
Manufactured Housing Loans	2.5-3.3	3.1	2.7-4.1	3.1	77.1-88.4	85.4

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

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$1,388	1.49%	—%
Due in one year or less	85,291,491	1.62	69.51	50,260,910	1.01	46.01
Due after one year through two years	16,866,935	1.78	13.74	34,111,721	1.39	31.23
Due after two years through three years	9,513,504	1.97	7.75	11,078,731	1.67	10.14
Due after three years through four years	5,173,778	2.18	4.22	6,467,290	2.03	5.92
Due after four years through five years	2,757,648	2.42	2.25	3,106,275	2.16	2.84
Thereafter	3,104,085	2.27	2.53	4,214,677	2.28	3.86
Total par value	122,707,441	1.72%	100.00%	109,240,992	1.34%	100.00%
Hedge valuation basis adjustments (b)	(265,260)			1,980
Fair value option valuation adjustments and accrued interest (c)	5,624			13,653
Total	$122,447,805			$109,256,625

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.1% and 18.7% of total advances at December 31, 2017 and December 31, 2016.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of December 31, 2017 and December 31, 2016, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$238,057	8.35%	$259,742	9.62%
Fixed long-term single-family mortgages	2,612,315	91.65	2,441,109	90.38
Multi-family mortgages	—	—	56	—

Total par value	2,850,372	100.00%	2,700,907	100.00%

Unamortized premiums	48,011		48,008
Unamortized discounts	(1,833)		(1,928)
Basis adjustment (b)	1,418		1,126

Total mortgage loans held-for-portfolio	2,897,968		2,748,113
Allowance for credit losses	(992)		(1,554)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,896,976		$2,746,559

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $33.3 million and $30.9 million at December 31, 2017 and December 31, 2016.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $2.4 million, $2.3 million, and $2.0 million in 2017, 2016 and 2015.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Allowance Policy — Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers a loan to be seriously delinquent when it is past due 90-days or more. The FHLBNY considers the occurrence of serious delinquency as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis by looking to the value of the real property collateral.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures estimated incurred credit losses on a collective basis and records a valuation reserve.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2017	2016	2015
Allowance for credit losses:
Beginning balance	$1,554	$326	$4,507
Charge-offs	(580)	(738)	(4,699)
Recoveries	305	—	—
(Reversal)/Provision for credit losses on mortgage loans	(287)	1,966	518
Ending balance	$992	$1,554	$326

	December 31,
	2017	2016	2015
Ending balance, individually evaluated for impairment	$210	$600	$326
Ending balance, collectively evaluated for impairment	782	954	—
Total Allowance for credit losses	$992	$1,554	$326

Mortgage Loans — Non-performing Loans

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (UPB, in thousands):

	December 31, 2017	December 31, 2016
Total Mortgage loans, net of allowance for credit losses (a)	$2,896,976	$2,746,559
Non-performing mortgage loans - Conventional (a)(b)	$13,272	$14,917
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,582	$5,227

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Years ended December 31,
	2017	2016	2015

Interest contractually due (a)	$816	$1,004	$1,165
Interest actually received	751	949	1,072

Shortfall	$65	$55	$93

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,343	$14,222	$—	$14,386
With a related allowance	1,509	1,494	210	1,393
Total individually measured for impairment	$15,852	$15,716	$210	$15,779

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,360	$15,240	$—	$16,655
With a related allowance	2,682	2,651	600	1,789
Total individually measured for impairment	$18,042	$17,891	$600	$18,444

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

(d)         Represents the average recorded investment for the twelve months ended December 31, 2017 and 2016.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$241,575	$235,232	$—	$238,661
Uninsured loans	2,654,882	2,599,424	782	2,602,298
Total loans collectively measured for impairment	$2,896,457	$2,834,656	$782	$2,840,959

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$232,888	$226,504	$—	$222,299
Uninsured loans	2,510,550	2,456,512	954	2,405,685
Total loans collectively measured for impairment	$2,743,438	$2,683,016	$954	$2,627,984

(a)         Represents the average recorded investment for the twelve months ended December 31, 2017 and 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2017			December 31, 2016
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$18,216	$12,561	$—	$18,935	$8,529	$—
Past due 60 - 89 days	3,914	2,712	—	3,823	2,851	—
Past due 90 - 179 days	3,860	2,545	—	3,215	2,029	—
Past due 180 days or more	9,464	3,378	—	11,741	3,486	—
Total past due	35,454	21,196	—	37,714	16,895	—
Total current loans	2,635,280	220,379	—	2,490,821	215,993	57
Total mortgage loans	$2,670,734	$241,575	$—	$2,528,535	$232,888	$57
Other delinquency statistics:
Loans in process of foreclosure, included above	$6,191	$2,524	$—	$9,152	$1,995	$—
Number of foreclosures outstanding at period end	48	23	—	77	17	—
Serious delinquency rate (a)	0.50%	2.45%	—%	0.59%	2.37%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$13,324	$5,923	$—	$14,956	$5,515	$—
Past due 90 days or more and still accruing interest	$—	$5,923	$—	$—	$5,515	$—
Loans on non-accrual status	$13,324	$—	$—	$14,956	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$8,772	$648	$—	$9,723	$622	$—
Modified loans under MPF® program	$1,144	$—	$—	$1,641	$—	$—
Real estate owned	$682			$1,653

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  The MPF program offers a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended indefinitely.  This modification plan is made available to homeowners currently in default or imminent danger of default.  Only a few MPF loans had been modified under the plan.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on impaired modified loans were evaluated individually and allowance, if any, was not material at December 31, 2017.  At December 31, 2016, the allowance on modified loans was $0.2 million, which was recovered in 2017 when the loans were paid off, repurchased or became current.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans Discharged from Bankruptcy.  The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $8.8 million and $9.7 million of such loans were outstanding at December 31, 2017 and December 31, 2016.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if seriously delinquent (past due 90 days or more) — $0.4 million and $0.7 million were deemed impaired due to their past due delinquency status at December 31, 2017 and December 31, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31, 2017			December 31, 2016
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$8,383	$389	$8,772	$9,026	$697	$9,723
Modified loans under MPF® program	670	474	1,144	1,514	127	1,641
Total troubled debt restructurings	$9,053	$863	$9,916	$10,540	$824	$11,364
Related Allowance			$—			$183

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 10.                   Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31, 2017	December 31, 2016
Interest-bearing deposits
Interest-bearing demand	$1,142,056	$1,183,468
Term (a)	36,000	35,000
Total interest-bearing deposits	1,178,056	1,218,468
Non-interest-bearing demand	17,999	22,281
Total deposits (b)	$1,196,055	$1,240,749

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,178,056	0.85%	$1,218,468	0.22%
Non-interest-bearing deposits	17,999		22,281
Total deposits	$1,196,055		$1,240,749

(a)         Primarily adjustable rate.

(b)         The weighted average interest rate is calculated based on the average balance.

Note 11.                                                  Consolidated Obligations.

Consolidated obligations are the joint and several obligations of the FHLBanks, and consist of bonds and discount notes.  The FHLBanks issue Consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank.  Each FHLBank separately tracks and records as a liability for its specific portion of Consolidated obligations for which it is the primary obligor.  Consolidated obligation bonds (“CO bonds” or “Consolidated bonds”) are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated obligation discount notes (“CO discount notes” or “Consolidated discount notes”) are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a Consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all Consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding Consolidated obligations, including Consolidated obligations held by other FHLBanks, were approximately $1.0 trillion as of December 31, 2017 and December 31, 2016.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2017	December 31, 2016
Percentage of unpledged qualifying assets to consolidated obligations	106%	107%

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes Consolidated obligations issued by the FHLBNY and outstanding at December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016

Consolidated obligation bonds-amortized cost	$98,878,469	$84,351,354
Hedge valuation basis adjustments (a)	273,585	290,016
Hedge basis adjustments on terminated hedges (b)	134,920	140,331
FVO (c) - valuation adjustments and accrued interest	1,074	2,963

Total Consolidated obligation bonds	$99,288,048	$84,784,664

Discount notes-amortized cost	$49,610,668	$49,334,380
FVO (c) - valuation adjustments and remaining accretion	3,003	23,514

Total Consolidated obligation discount notes	$49,613,671	$49,357,894

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

(c)          Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2017			December 31, 2016
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$82,118,565	1.30%	83.07%	$55,251,690	0.80%	65.52%
Over one year through two years	7,363,255	1.43	7.45	19,603,965	0.95	23.25
Over two years through three years	2,462,400	1.91	2.49	3,376,095	1.39	4.00
Over three years through four years	1,158,595	2.18	1.17	1,225,175	2.12	1.45
Over four years through five years	1,640,835	2.13	1.66	1,060,320	2.08	1.26
Thereafter	4,107,500	3.35	4.16	3,810,300	3.25	4.52

Total par value	98,851,150	1.44%	100.00%	84,327,545	1.00%	100.00%

Bond premiums (b)	54,654			52,336
Bond discounts (b)	(27,335)			(28,527)
Hedge valuation basis adjustments (c)	273,585			290,016
Hedge basis adjustments on terminated hedges (d)	134,920			140,331
FVO (e) - valuation adjustments and accrued interest	1,074			2,963

Total Consolidated obligation-bonds	$99,288,048			$84,784,664

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of CO bond premiums and discounts was recorded as a yield adjustment, which reduced Interest expense by $20.4 million, $15.6 million and $18.8 million in 2017, 2016 and 2015.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt, the unamortized basis is reversed to zero.  The unamortized basis was $134.9 million and $140.3 million at December 31, 2017 and December 31, 2016.  Amortization of hedge basis adjustments was recorded as a yield adjustment, which reduced Interest expenses by $5.9 million, $5.7 million and $5.5 million in 2017, 2016 and 2015.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$24,080,150	24.36%	$32,878,545	38.99%
Fixed-rate, callable	3,658,000	3.70	1,255,000	1.49
Step Up, callable	253,000	0.26	160,000	0.19
Single-index floating rate	70,860,000	71.68	50,034,000	59.33

Total par value	98,851,150	100.00%	84,327,545	100.00%

Bond premiums	54,654		52,336
Bond discounts	(27,335)		(28,527)
Hedge valuation basis adjustments (a)	273,585		290,016
Hedge basis adjustments on terminated hedges (b)	134,920		140,331
FVO (c) - valuation adjustments and accrued interest	1,074		2,963

Total Consolidated obligation-bonds	$99,288,048		$84,784,664

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

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2017	December 31, 2016

Par value	$49,685,334	$49,392,445
Amortized cost	$49,610,668	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	3,003	23,514
Total discount notes	$49,613,671	$49,357,894

Weighted average interest rate	1.23%	0.48%

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2017	2016	2015

Beginning balance	$125,062	$113,352	$113,544
Additions from current period’s assessments	53,417	44,752	46,182
Net disbursements for grants and programs	(46,825)	(33,042)	(46,374)
Ending balance	$131,654	$125,062	$113,352

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

Membership stock is issued to meet membership stock purchase requirements.  The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  Effective August 1, 2017, the FHLBNY reduced the capital stock purchase requirement for membership from 15.0 basis points to 12.5 basis points; the change resulted in the repurchase of $225.0 million of excess membership stock.  At December 31, 2017, membership based capital stock was $1.1 billion, compared to $1.3 billion at December 31, 2016.

Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.  The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount.  Excess activity-based capital stock is repurchased daily.  At December 31, 2017, activity-based capital stock was $5.6 billion, compared to $5.0 billion at December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2017		December 31, 2016
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$912,620	$8,316,231	$747,937	$7,751,165
Total capital-to-asset ratio	4.00%	5.23%	4.00%	5.40%
Total capital (b)	$6,356,735	$8,316,231	$5,744,251	$7,751,165
Leverage ratio	5.00%	7.85%	5.00%	8.10%
Leverage capital (c )	$7,945,919	$12,474,347	$7,180,314	$11,626,748

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Estimated redemption periods were as follows (in thousands):

	December 31, 2017	December 31, 2016

Redemption less than one year	$13,672	$11,384
Redemption from one year to less than three years	1,145	14,000
Redemption from three years to less than five years	445	483
Redemption from five years or greater	4,683	5,568

Total	$19,945	$31,435

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in 2017 and 2016.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2017	2016

Involuntary Termination (a)	4	1

Non-member due to merger	3	4

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

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2017	2016	2015

Beginning balance	$31,435	$19,499	$19,200
Capital stock subject to mandatory redemption reclassified from equity	3,009	52,902	8,914
Redemption of mandatorily redeemable capital stock (a)	(14,499)	(40,966)	(8,615)
Ending balance	$19,945	$31,435	$19,499
Accrued interest payable (b)	$305	$606	$198

(a)              Redemption includes repayment of excess stock.

(b)              The annualized accrual rates were 6.00%, 5.00% and 4.10% at December 31, 2017, 2016 and 2015.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $479.2 million and $383.3 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 14.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2017	2016	2015

Net income	$479,469	$401,152	$414,811

Net income available to stockholders	$479,469	$401,152	$414,811

Weighted average shares of capital	62,800	57,360	53,184
Less: Mandatorily redeemable capital stock	(215)	(244)	(193)
Average number of shares of capital used to calculate earnings per share	62,585	57,116	52,991

Basic earnings per share	$7.66	$7.02	$7.83

Note 15.                 Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The FHLBNY also offers two non-qualified pension plans — Benefit Equalization Plans.  The two plans restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The non-qualified BEP that restores benefits to participant’s Defined Contribution Plan was introduced effective at January 1, 2017.  The two non-qualified Benefit Equalization Plans (“BEP”) are unfunded.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2017	2016	2015
Defined Benefit Plan	$7,455	$7,947	$18,201
Benefit Equalization Plans (defined benefit and defined contribution)	5,705	4,566	4,748
Defined Contribution Plans	2,122	2,003	1,803
Postretirement Health Benefit Plan	(495)	(176)	(27)

Total retirement plan expenses	$14,787	$14,340	$24,725

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2017	2016	2015 (d)

Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,455	$7,947	$18,201
Contributions allocated to plan year ended June 30	$7,409 (a)	$8,344	$17,651
Pentegra DB Plan funded status as of July 1 (b)	111.30%	104.12%	106.89%
FHLBNY’s funded status as of July 1 (c)	115.79%	114.86%	115.08%

(a)              Contributions in 2017 and 2016 were not more than 5% of the total contribution made to the multi-employer plan by all participants for the most recent Form 5500 files by the plan.  The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2016.

(b)              Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2018 for the plan year ended June 30, 2017.  For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary.  Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.

(c)               Based on cash contributions made through December 31, 2017 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2017	2016

Accumulated benefit obligation	$51,065	$43,673
Effect of future salary increases	12,067	10,068
Projected benefit obligation	63,132	53,741
Unrecognized net (loss)/gain	(27,976)	(22,331)

Accrued pension cost	$35,156	$31,410

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2017	2016

Projected benefit obligation at the beginning of the year	$53,741	$46,982
Service cost	888	743
Interest cost	2,093	1,904
Benefits paid	(1,788)	(1,704)
Actuarial loss/(gain) (a)	8,198	5,816

Projected benefit obligation at the end of the year	$63,132	$53,741

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)         Actuarial loss of $8.2 million in 2017 was primarily due to unfavorable changes in demographic experience, and decrease in the discount rate.  Unfavorable changes were partly offset by gain due to change in mortality assumptions.  Actuarial loss of $5.8 million in 2016 was primarily due to decrease in the discount rate, and change in mortality assumptions, partly offset by unfavorable changes in demographic experience.

Federal Home Loan Bank of New York

Notes to Financial Statements

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2017	2016

Net loss/(gain)	$27,976	$22,331
Accumulated other comprehensive loss/(gain)	$27,976	$22,331

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2017	2016

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	1,788	1,704
Benefits paid	(1,788)	(1,704)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Service cost	$888	$743	$739
Interest cost	2,093	1,904	1,790
Amortization of unrecognized net loss	2,554	1,966	2,272
Amortization of unrecognized past service (credit)/cost	—	(47)	(53)

Net periodic benefit cost -Defined Benefit BEP	5,535	4,566	4,748

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	170	—	—
Total	$5,705	$4,566	$4,748

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2017	2016

Net loss/(gain)	$8,198	$5,816
Amortization of net (loss)/gain	(2,554)	(1,966)
Amortization of prior service credit/(cost)	—	47

Total recognized in other comprehensive loss/(income)	$5,644	$3,897

Total recognized in net periodic benefit cost and other comprehensive income	$11,179	$8,463

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2018

Expected amortization of net loss/(gain)	$3,551

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015

Discount rate (a)	3.47%	3.96%	4.13%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	6	7	7
Benefits paid during the period	$(1,788)	$(1,704)	$(1,689)

(a)         The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2018	$1,959
2019	2,152
2020	2,320
2021	2,582
2022	2,819
2023-2027	17,107

Total	$28,939

The net periodic benefit cost for 2018 is expected to be $6.8 million ($5.5 million in 2017).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

The net periodic benefit costs in 2017, 2016 and 2015 were immaterial credits to expense, benefitting from amortization of gains from plan amendments in the first quarter of 2014 that resulted in a reduction of $8.8 million in plan obligations.  The gains will be amortized over an actuarially determined period, effectively reducing net periodic benefit cost in each period.

Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 3.42%.

A percentage point increase in the assumed healthcare trend rates would have resulted in an increase in postretirement benefit expense by $50.1 thousand in 2017 and $49.5 thousand in 2016; it would also have resulted in an increase in Benefit obligations by $1.5 million at December 31, 2017 and $1.3 million at December 31, 2016.  A percentage point decrease in the assumed healthcare trend rates would have resulted in a decrease in postretirement benefit expense by $43.3 thousand in 2017 and $42.7 thousand in 2016, and a decrease in Benefit obligations by $1.3 million and $1.1 million at the two dates.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016

Accumulated postretirement benefit obligation at the beginning of the year	$15,238	$14,320
Service cost	100	119
Interest cost	629	598
Actuarial loss/(gain)	1,665	712
Plan participant contributions	203	277
Actual benefits paid	(776)	(846)
Retiree drug subsidy reimbursement	61	58
Accumulated postretirement benefit obligation at the end of the year	$17,120	$15,238

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2017	2016

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	573	569
Plan participant contributions	203	277
Actual benefits paid	(776)	(846)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2017	2016

Prior service (credit)/cost	$(2,019)	$(3,780)
Net loss/(gain)	4,790	4,070
Accumulated other comprehensive loss/(gain)	$2,771	$290

Federal Home Loan Bank of New York

Notes to Financial Statements

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2018

Expected amortization of net loss/(gain)	$764
Expected amortization of prior service (credit)/cost	$(1,761)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2017	2016	2015

Service cost (benefits attributed to service during the period)	$100	$119	$125
Interest cost on accumulated postretirement health benefit obligation	629	598	551
Amortization of loss/(gain)	946	868	1,058
Amortization of prior service (credit)/cost	(1,761)	(1,761)	(1,761)

Net periodic postretirement health benefit (income) (a)	$(86)	$(176)	$(27)

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2017	2016

Net loss/(gain)	$1,665	$712
Amortization of net (loss)/gain	(946)	(868)
Amortization of prior service credit/(cost)	1,761	1,761

Total recognized in other comprehensive income	$2,480	$1,605

Total recognized in net periodic benefit cost and other comprehensive income	$2,394	$1,429

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2017	2016	2015

Weighted average discount rate (a)	3.42%	3.88%	3.94%

Health care cost trend rates:
Assumed for next year
Pre 65	7.10%	6.65%	7.00%
Post 65	4.95%	6.00%	6.25%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2026	2023	2024/2023
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2026	2023	2024/2023
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)   The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2018	$904
2019	954
2020	1,007
2021	1,037
2022	1,070
2023-2027	5,472
Total	$10,444

The postretirement health benefit plan accrual for 2018 is expected to be a credit of $0.3 million (a credit of $0.1 million in 2017).

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

Typically, we execute derivatives under three hedging strategies — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”).

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps executed as intermediary activity were $193.0 million and $129.0 million at December 31, 2017 and December 31, 2016.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

The majority of OTC derivative contracts at December 31, 2017 and December 31, 2016 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through a derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

The FHLBNY also transacts derivative contracts that are executed and settled bilaterally with counterparties, rather than settling the transaction with a DCO.  Such bilateral derivative transactions have not yet been mandated for clearing under the Dodd-Frank Act, typically because the transactions are complex and their ongoing pricing and settlement mechanisms have not yet been operationalized by the DCOs.

Credit risk on bilateral OTC — uncleared derivative contracts — For derivatives that are not eligible for clearing with a DCO under the Dodd-Frank Act, the FHLBNY is subject to credit risk as a result of non-performance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and makes estimates of the collateral values in analyzing counterparty non-performance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its bilaterally executed derivative transactions under ISDA master netting agreements.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO.  At December 31, 2017, our analysis concluded that variation margin exchanged with the DCOs - Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”) were the daily settlement values of the derivative contracts, and not as collateral, and a direct reduction of the fair values of the open contracts.  At December 31, 2016, variation margin was considered collateral on open derivative contracts.  The adoption of variation margin as a settlement had no impact on the net amounts of derivative balances reported in the Statements of Condition at December 31, 2017.

The FHLBNY is also required to post an initial margin on open derivative contracts to the DCO through an FCM.  Initial margin is determined by the DCO and fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives; volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin is considered as collateral, and if exchanged in cash, it would be netted against the fair values of open derivative contracts after applying variation margin.  Non-cash margins are not netted on the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”) (in thousands).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments — Not Nettable.

The table also presents security collateral, which are not permitted to be offset, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.  See footnote (c) to the table.

	December 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Bilateral derivatives	$207,922	$103,901	$207,462	$230,084
Cleared derivatives	672,494	221,976	518,962	213,719
Total derivatives fair values	880,416	325,877	726,424	443,803
Variation Margin (Note 1)	(465,803)	—	—	—
Total gross recognized amount	$414,613	$325,877	$726,424	$443,803
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(95,190)	(57,594)	(94,742)	(85,199)
Cleared derivatives	(206,691)	(206,691)	(302,867)	(213,719)
Total gross amounts of netting adjustments and cash collateral	$(301,881)	$(264,285)	$(397,609)	$(298,918)
Net amounts after offsetting adjustments	$112,732	$61,592	$328,815	$144,885
Bilateral derivatives	$112,732	$46,307	$112,720	$144,885
Cleared derivatives	—	15,285	216,095	—
Total net amounts after offsetting adjustments - Nettable	$112,732	$61,592	$328,815	$144,885
Derivative instruments - Not Nettable
Delivery commitments (a)	10	15	60	100
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$112,742	$61,607	$328,875	$144,985
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin for cleared derivatives (d)	$239,064	$—	$—	$—
Cannot be sold or repledged
Bilateral derivatives	(103,036)	—	(104,470)	—
Delivery commitments (a)	—	—	(60)	—
Total non-cash collateral	$136,028	$—	$(104,530)	$—
Total net amount (e)	$248,770	$61,607	$224,345	$144,985
Net unsecured amount - Represented by:
Bilateral derivatives	$9,706	$46,322	$8,250	$144,985
Cleared derivatives	239,064	15,285	216,095	—
Total net amount (e)	$248,770	$61,607	$224,345	$144,985

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments.

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition.  At December 31, 2017, the asset balance primarily represented the aggregate credit support thresholds for uncleared derivatives waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties; the liability balance represented excess variation margin received.  At December 31, 2016, the asset balance represented uncollateralized exposures on uncleared derivatives, and initial margins posted in cash by the FHLBNY on cleared derivatives transactions.  In the Statements of Condition, derivative balances are not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote c below).

(c)          Non-Cash collateral received or pledged — For bilateral derivatives, certain counterparties have pledged U.S. treasury securities to the FHLBNY as collateral.  Also includes non-cash collateral on derivative positions with member counterparties where we acted as an intermediary, who have pledged mortgage related collateral.  For cleared derivatives, we have also pledged marketable securities to collateralize initial margin requirements under the CFTC rules.

(d)         Securities pledged to Derivative Clearing Organization to fulfill our initial margin obligations on cleared derivatives.  Securities pledged may be sold or repledged if the FHLBNY defaults on our obligations under rules established by the CFTC.

(e)          Represents net exposure after applying non-cash collateral pledged to and by the FHLBNY.  Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note 1      For cleared derivatives, variation margin is exchanged daily between the DCOs and the FHLBNY.  Generally, variation margin represents mark to market gains and losses on derivative contracts.  At December 31, 2017, we held $465.8 million in variation margin (“VM”) in cash posted by DCOs.  At December 31, 2017, in accordance with our interpretation of the rules of the Commodity Futures Trading Commission (“CFTC”), we have classified VM as settlement values of cleared derivatives and not as collateral.  At December 31, 2016, VM held by the FHLBNY was $321.1 million, which amount was classified as collateral.

Federal Home Loan Bank of New York

Notes to Financial Statements

FHLBNY Asset balances — The gross derivative exposure at December 31, 2017, as represented by derivatives in fair value gain/asset positions for the FHLBNY, before netting and offsetting cash collateral, was $414.6 million (after applying $465.8 million of VM received; see Note 1 in table above).  At December 31, 2016, the comparable exposure balance was $726.4 million.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $301.9 million and $397.6 million at December 31, 2017 and 2016.  The net exposures after offsetting adjustments and cash collateral were $112.7 million and $328.9 million at those dates.

FHLBNY Liability balances — Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At December 31, 2017 and December 31, 2016, net fair values of derivatives in unrealized loss positions were $61.6 million and $145.0 million, after posting cash collateral to the exposed counterparties at the two dates.

Other exposures — Initial margin requirements under the rules of the CFTC were satisfied by the FHLBNY by pledging $239.1 million in U. S. Treasury securities at December 31, 2017; the FHLBNY and the DCOs were also exposed to the extent of the failure to timely deliver VM, which is typically exchanged one day following the execution of a cleared derivative, and we have concluded the credit exposure was not significant for the FHLBNY at December 31, 2017 and December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,376,576	$818,764	$219,171
Interest rate swaps-cash flow hedges	2,379,000	22,169	48,717
Total derivatives in hedging instruments	71,755,576	840,933	267,888

Derivatives not designated as hedging instruments
Interest rate swaps	40,327,013	32,655	52,448
Interest rate caps or floors	2,695,000	893	—
Mortgage delivery commitments	12,952	10	15
Other (b)	386,000	5,935	5,541
Total derivatives not designated as hedging instruments	43,420,965	39,493	58,004
Total derivatives before netting, collateral adjustments and variation margin	$115,176,541	880,426	325,892
Variation margin		(465,803)	—
Total derivatives before netting and collateral adjustments		414,623	325,892
Netting adjustments and cash collateral (c)		(301,881)	(264,285)
Total derivative assets and liabilities in the Statements of Condition		$112,742	$61,607
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,064
Security collateral received from counterparty (d)		(103,036)
Net security		$136,028
Net exposure		$248,770

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$63,333,846	$670,694	$344,126
Interest rate swaps-cash flow hedges	1,934,000	17,719	68,793
Total derivatives in hedging instruments	65,267,846	688,413	412,919

Derivatives not designated as hedging instruments
Interest rate swaps	26,125,822	27,993	26,405
Interest rate caps or floors	2,698,000	5,214	—
Mortgage delivery commitments	28,447	60	100
Other (b)	258,000	4,804	4,479
Total derivatives not designated as hedging instruments	29,110,269	38,071	30,984

Total derivatives before netting and collateral adjustments	$94,378,115	726,484	443,903
Netting adjustments and cash collateral (c)		(397,609)	(298,918)
Net after cash collateral reported on the Statements of Condition		$328,875	$144,985
Security collateral received from counterparty (d)		(104,470)
Net exposure		$224,405

(a)         All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.

(b)         The Other category comprised of swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the member.

(c)          Netting adjustments and cash collateral in Derivative assets included cash posted by counterparties to the FHLBNY of $48.7 million and $354.7 million at December 31, 2017 and December 31, 2016.  Netting adjustments in Derivative liabilities included cash posted by the FHLBNY to derivative counterparties of $11.1 million and $256.0 million at December 31, 2017 and December 31, 2016.  At December 31, 2016, variation margin on cleared derivatives were accounted as cash collateral and included in the netting adjustments.  At December 31, 2017, variation margin was considered as a settlement of the fair value of the open derivative contract.

(d)         Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$229,452	$(228,468)	$984	$(146,111)
Consolidated obligation bonds	(16,422)	16,433	11	15,714
Net gains (losses) related to fair value hedges	213,030	(212,035)	995	$(130,397)
Cash flow hedges	388		388	$(30,918)

Derivatives not designated as hedging instruments
Interest rate swaps	5,742		5,742
Caps or floors	(4,331)		(4,331)
Mortgage delivery commitments	570		570
Swaps economically hedging instruments designated under FVO	4,295		4,295
Accrued interest-swaps	(2,470)		(2,470)
Net gains related to derivatives not designated as hedging instruments	3,806		3,806
Price alignment - cleared swaps settlement to market	(3,250)		(3,250)
Net gains (losses) on derivatives and hedging activities	$213,974	$(212,035)	$1,939

	December 31, 2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$295,080	$(293,720)	$1,360	$(392,473)
Consolidated obligation bonds	(55,503)	56,385	882	91,243
Net gains (losses) related to fair value hedges	239,577	(237,335)	2,242	$(301,230)
Cash flow hedges	58		58	$(34,908)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	1,889		1,889
Caps or floors	253		253
Mortgage delivery commitments	(530)		(530)
Swaps economically hedging instruments designated under FVO	6,231		6,231
Accrued interest-swaps (a)	(11,864)		(11,864)
Net (losses) related to derivatives not designated as hedging instruments	(4,021)		(4,021)
Net gains (losses) on derivatives and hedging activities	$235,614	$(237,335)	$(1,721)

	December 31, 2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$429,007	$(434,946)	$(5,939)	$(888,800)
Consolidated obligation bonds	(1,071)	9,939	8,868	218,299
Net gains (losses) related to fair value hedges	427,936	(425,007)	2,929	$(670,501)
Cash flow hedges	(284)		(284)	$(36,162)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(1,375)		(1,375)
Caps or floors	(2,640)		(2,640)
Mortgage delivery commitments	(137)		(137)
Swaps economically hedging instruments designated under FVO	(9,712)		(9,712)
Accrued interest-swaps (a)	23,776		23,776
Net gains related to derivatives not designated as hedging instruments	9,912		9,912
Net gains (losses) on derivatives and hedging activities	$437,564	$(425,007)	$12,557

(a)         Prior year numbers have been reclassified to conform to the classification adopted in 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2017
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$30	Interest Expense	$(1,141)	$388
Consolidated obligation discount notes (b)	25,970	Interest Expense	—	—
	$26,000		$(1,141)	$388

	December 31, 2016
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$5,982	Interest Expense	$(2,127)	$58
Consolidated obligation discount notes (b)	35,910	Interest Expense	—	—
	$41,892		$(2,127)	$58

	December 31, 2015
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(2,699)	Interest Expense	$(2,773)	$(284)
Consolidated obligation discount notes (b)	(4,444)	Interest Expense	—	—
	$(7,143)		$(2,773)	$(284)

(a)               Cash flow hedges of anticipated issuance of Consolidated obligation bonds

Changes in period recognized in AOCI — Amounts reported typically represent fair value gains and losses recorded in AOCI under this CO bonds cash flow hedge strategy during the periods, including hedging contracts open at period end dates.  Open swap contracts (notional amounts) under this hedging strategy totaled $30.0 million at December 31, 2017, compared to $95.0 million and $35.0 million at December 31, 2016 and December 31, 2015.  Contracts executed during the periods resulted in the recognition in AOCI of net unrecognized gains of $30 thousand, compared to net unrecognized gains of $6.0 million in 2016 and net unrecognized losses of $2.7 million in 2015.  Fair values recorded in AOCI were adjusted for any hedge ineffectiveness on the contracts.  When a cash flow hedge is closed, the fair value gain or loss on the derivative is recorded in AOCI, and is amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI (See “Amount Reclassified to Earnings” in the table above).  The balance in AOCI at December 31, 2017 was $3.5 million, representing cumulative net unrecognized gains from hedges of anticipatory issuance strategy, compared to net unrecognized gains of $2.3 at December 31, 2016 and net unrecognized losses of $5.8 million at December 31, 2015.

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized losses from previously closed CO bond cash flow hedging contracts that were recorded as a yield adjustment to interest expense with an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Ineffectiveness arising from CO bond cash flow hedges executed under this strategy was a net gain of $388 thousand in 2017, compared to a net gain of $58 thousand in 2016 and a net loss of $284 thousand in 2015.  Ineffectiveness is recorded in earnings as a gain or loss from derivative activities in Other income, while the effective portion is recorded in AOCI.  Amounts recorded in AOCI are subsequently reclassified prospectively as a yield adjustment to debt expense over the term of the debt.

(b)                Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented year-over-year change in the fair values of open swap contracts in this CO discount note cash flow hedging strategy (Rolling issuances of discount notes).  Open swap contracts under this strategy were notional amounts of $2.3 billion at December 31, 2017, compared to $1.8 billion and $1.6 billion at December 31, 2016 and December 31, 2015.  The year-over-year fair values changes recorded in AOCI were net unrealized gains of $26.0 million at December 31, 2017, net unrealized gains of $35.9 million at December 31, 2016, and net unrealized losses of $4.4 million at December 31, 2015.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses in CO discount note rolling issuances strategy was $23.3 million at December 31, 2017, compared to net unrecognized losses of $49.3 million and $85.2 million at December 31, 2016 and 2015. For more information, see Rollforward table below.

(c)                 Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	December 31, 2017		December 31, 2016
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(49,312)	$2,294	$(85,222)	$(5,815)
Changes in fair values	25,970	(1,780)	35,910	—
Amount reclassified	—	1,141	—	2,127
Fair Value - closed contract	—	1,802	—	4,202
Fair Value - open contract	—	8	—	1,780

Ending balance	$(23,342)	$3,465	$(49,312)	$2,294

Notional amount of swaps outstanding	$2,349,000	$30,000	$1,839,000	$95,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.1 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 17.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2017
		Estimated Fair Value				Netting
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Adjustment and Cash Collateral
Assets
Cash and due from banks	$127,403	$127,403	$127,403	$—	$—	$—
Securities purchased under agreements to resell	2,700,000	2,700,008	—	2,700,008	—	—
Federal funds sold	10,326,000	10,325,920	—	10,325,920	—	—
Trading securities	1,641,568	1,641,568	1,284,669	356,899	—	—
Available-for-sale securities	577,269	577,269	48,642	528,627	—	—
Held-to-maturity securities	17,824,533	17,906,773	—	16,575,243	1,331,530	—
Advances	122,447,805	122,401,759	—	122,401,759	—	—
Mortgage loans held-for-portfolio, net	2,896,976	2,886,189	—	2,886,189	—	—
Accrued interest receivable	226,981	226,981	—	226,981	—	—
Derivative assets	112,742	112,742	—	414,623	—	(301,881)
Other financial assets	682	682	—	—	682	—

Liabilities
Deposits	1,196,055	1,196,027	—	1,196,027	—	—
Consolidated obligations
Bonds	99,288,048	99,130,116	—	99,130,116	—	—
Discount notes	49,613,671	49,609,537	—	49,609,537	—	—
Mandatorily redeemable capital stock	19,945	19,945	19,945	—	—	—
Accrued interest payable	162,176	162,176	—	162,176	—	—
Derivative liabilities	61,607	61,607	—	325,892	—	(264,285)
Other financial liabilities	84,194	84,194	84,194	—	—	—

	December 31, 2016
		Estimated Fair Value				Netting
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Adjustment and Cash Collateral
Assets
Cash and due from banks	$151,769	$151,769	$151,769	$—	$—	$—
Securities purchased under agreements to resell	7,150,000	7,149,882	—	7,149,882	—	—
Federal funds sold	6,683,000	6,682,915	—	6,682,915	—	—
Trading securities	131,151	131,151	—	131,151	—	—
Available-for-sale securities	697,812	697,812	41,718	656,094	—	—
Held-to-maturity securities	16,022,293	16,146,971	—	14,831,668	1,315,303	—
Advances	109,256,625	109,285,876	—	109,285,876	—	—
Mortgage loans held-for-portfolio, net	2,746,559	2,730,328	—	2,730,328	—	—
Loans to other FHLBanks	255,000	254,998	—	254,998	—	—
Accrued interest receivable	163,379	163,379	—	163,379	—	—
Derivative assets	328,875	328,875	—	726,484	—	(397,609)
Other financial assets	1,653	1,653	—	—	1,653	—

Liabilities
Deposits	1,240,749	1,240,719	—	1,240,719	—	—
Consolidated obligations
Bonds	84,784,664	84,702,084	—	84,702,084	—	—
Discount notes	49,357,894	49,355,575	—	49,355,575	—	—
Mandatorily redeemable capital stock	31,435	31,435	31,435	—	—	—
Accrued interest payable	130,178	130,178	—	130,178	—	—
Derivative liabilities	144,985	144,985	—	443,903	—	(298,918)
Other financial liabilities	67,670	67,670	67,670	—	—	—

(a)         Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity; the inputs may not be market based and observable.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2017.  Until March 31, 2017, the FHLBNY employed four pricing vendors; one pricing vendor merged into an existing vendor during the second quarter of 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the three pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, each price must fall within 7 points of the median price for residential PLMBS and within 3 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At December 31, 2017 and December 31, 2016, no held-to-maturity private-label MBS was deemed OTTI that would have also required the OTTI security to be written down to its fair value.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2017 and December 31, 2016.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At December 31, 2017 and December 31, 2016, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At December 31, 2017 and December 31, 2016, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the twelve months ended December 31, 2017, certain loans that were delinquent for 180 days or more had been charged-off, and the partially charged off loans were recorded at their fair values of $2.5 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2017 and December 31, 2016.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2017 and December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2017 and December 31, 2016, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“ORE”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$356,899	$—	$356,899	$—	$—
U.S. treasury securities	1,284,669	1,284,669	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	528,627	—	528,627	—	—
Equity and bond funds	48,642	48,642	—	—	—
Advances (to the extent FVO is elected)	2,205,624	—	2,205,624	—	—
Derivative assets (a)
Interest-rate derivatives	112,732	—	414,613	—	(301,881)
Mortgage delivery commitments	10	—	10	—	—

Total recurring fair value measurement - assets	$4,537,203	$1,333,311	$3,505,773	$—	$(301,881)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(2,312,621)	$—	$(2,312,621)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,131,074)	—	(1,131,074)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(61,592)	—	(325,877)	—	264,285
Mortgage delivery commitments	(15)	—	(15)	—	—

Total recurring fair value measurement - liabilities	$(3,505,302)	$—	$(3,769,587)	$—	$264,285

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,969	$—	$30,969	$—	$—
U.S. treasury securities	100,182	—	100,182	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	656,094	—	656,094	—	—
Equity and bond funds	41,718	41,718	—	—	—
Advances (to the extent FVO is elected)	9,873,157	—	9,873,157	—	—
Derivative assets (a)
Interest-rate derivatives	328,815	—	726,424	—	(397,609)
Mortgage delivery commitments	60	—	60	—	—

Total recurring fair value measurement - assets	$11,030,995	$41,718	$11,386,886	$—	$(397,609)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,228,412)	$—	$(12,228,412)	$—	$—
Bonds (to the extent FVO is elected) (b)	(2,052,513)	—	(2,052,513)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(144,885)	—	(443,803)	—	298,918
Mortgage delivery commitments	(100)	—	(100)	—	—

Total recurring fair value measurement - liabilities	$(14,425,910)	$—	$(14,724,828)	$—	$298,918

(a)  Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)  Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,519	$—	$2,519	$—
Real estate owned	1,071	—	—	1,071
Total non-recurring assets at fair value	$3,590	$—	$2,519	$1,071

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,496	$—	$3,496	$—
Real estate owned	1,089	—	—	1,089
Total non-recurring assets at fair value	$4,585	$—	$3,496	$1,089

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — No held-to-maturity PLMBS was determined to be OTTI at December 31, 2017.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 7.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the twelve months ended December 31, 2017, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their collateral values of $2.5 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $1.1 million were recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2017, December 31, 2016, and December 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Year ended December 31, 2017
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	(1,100,000)	(5,980,042)
Maturities and terminations	(12,659,567)	2,019,550	15,875,322
Net (losses) gains on financial instruments held
under fair value option	(5,142)	224	378
Change in accrued interest/unaccreted balance	(2,824)	1,665	20,133

Balance, end of the period	$2,205,624	$(1,131,074)	$(2,312,621)

	Year ended December 31, 2016
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	8,304,504	(2,295,300)	(23,022,995)
Maturities and terminations	(7,979,746)	13,568,410	23,277,806
Net gains (losses) on financial instruments held
under fair value option	12,744	(10,234)	(4,364)
Change in accrued interest/unaccreted balance	3,102	5,520	(6,991)

Balance, end of the period	$9,873,157	$(2,052,513)	$(12,228,412)

	Year ended December 31, 2015
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	9,282,240	(18,462,660)	(19,085,181)
Maturities and terminations	(15,400,780)	24,655,080	14,512,436
Net (losses) gains on financial instruments held
under fair value option	(2,325)	8,494	3,703
Change in accrued interest/unaccreted balance	(1,985)	1,379	(12,799)

Balance, end of the period	$9,532,553	$(13,320,909)	$(12,471,868)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2017
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$54,023	$(5,142)	$48,881

	December 31, 2016
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$78,787	$12,744	$91,531

	December 31, 2015
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$43,889	$(2,325)	$41,564

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2017
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(6,436)	$224	$(6,212)
Consolidated obligation discount notes	(27,519)	378	(27,141)

	$(33,955)	$602	$(33,353)

	December 31, 2016
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(22,339)	$(10,234)	$(32,573)
Consolidated obligation discount notes	(54,557)	(4,364)	(58,921)

	$(76,896)	$(14,598)	$(91,494)

	December 31, 2015
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(40,265)	$8,494	$(31,771)
Consolidated obligation discount notes	(27,744)	3,703	(24,041)

	$(68,009)	$12,197	$(55,812)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$2,200,000	$2,205,624	$5,624

Consolidated obligation bonds (b)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	2,309,618	2,312,621	3,003
	$3,439,618	$3,443,695	$4,077

	December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	12,204,898	12,228,412	23,514
	$14,254,448	$14,280,925	$26,477

	December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	12,459,708	12,471,868	12,160
	$25,782,368	$25,792,777	$10,409

(a)         Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances and intermediate-term fixed-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The FHLBNY has elected the FVO for certain short-term callable and non-callable CO bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt, specifically with call options, may not remain highly effective hedges through the maturity of the bonds.

(c)          Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 18.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of December 31, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements

Litigation settlement — Lehman Brothers Bankruptcy Proceedings — In September 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  At the time of LBHI’s bankruptcy filing, the FHLBNY had interest rate swap and other derivative transactions outstanding with LBSF, with a total notional amount of $16.5 billion.  On September 18, 2008, the FHLBNY terminated these transactions as permitted in the wake of LBHI’s bankruptcy filing.  On July 23, 2010, the FHLBNY received a notice from LBSF claiming that the FHLBNY improperly calculated the termination payment, and that the FHLBNY owed LBSF a substantial amount.

In connection with the dispute, on April 11, 2017 the FHLBNY reached an agreement to settle all claims pending in the United States Bankruptcy Court for the Southern District of New York.  The parties have stipulated to the voluntary dismissal of the case in its entirety, with prejudice.  On April 18, 2017, we paid $70 million to the Lehman bankruptcy estate and took a charge for that amount in 2017.

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

Outstanding standby letters of credit were approximately $16.2 billion at December 31, 2017, with original terms of up to three years, and final expiration in 2020.  The outstanding balance was $12.8 billion at December 31, 2016.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $1.0 million and $0.8 million as of December 31, 2017 and December 31, 2016.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $13.0 million and $28.4 million of mortgage loans at December 31, 2017 and December 31, 2016.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

Advances to members — No members had conditional agreements at either December 31, 2017 or December 31, 2016 to borrow through advances with the FHLBNY.

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

The FHLBNY had posted $11.1 million and $256.0 million in cash to derivative counterparties at December 31, 2017 and 2016.  In addition, the FHLBNY had pledged $239.1 million of marketable securities to derivative counterparties at December 31, 2017.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged $5.7 million of mortgage-backed securities to the FDIC to collateralize deposit placed by the FDIC at December 31, 2017.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $4.6 million, $3.3 million and $3.2 million for each of the years ended December 31, 2017, 2016 and 2015.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost estimated to be $1.4 million.  Components of the offsite agreement are generally renewable up to three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies as of December 31, 2017 (in thousands):

	December 31, 2017
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$82,118,565	$9,825,655	$2,799,430	$4,107,500	$98,851,150
Consolidated obligation discount notes at par	49,685,334	—	—	—	49,685,334
Mandatorily redeemable capital stock (a)	13,672	1,145	445	4,683	19,945
Premises (lease obligations) (b)	4,803	12,782	13,809	79,318	110,712
Remote backup site	1,406	1,510	—	—	2,916
Other liabilities (c)	124,004	9,218	7,508	63,448	204,178

Total contractual obligations	131,947,784	9,850,310	2,821,192	4,254,949	148,874,235

Other commitments
Standby letters of credit	16,145,174	14,025	—	—	16,159,199
Consolidated obligation bonds/discount notes traded not settled	59,000	—	—	—	59,000
Commitments to fund pension	7,500	—	—	—	7,500
Open delivery commitments (MPF)	12,952	—	—	—	12,952

Total other commitments	16,224,626	14,025	—	—	16,238,651

Total obligations and commitments	$148,172,410	$9,864,335	$2,821,192	$4,254,949	$165,112,886

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

(b)         We renewed the lease for the New York City office in June 2017.  Our existing office lease in New Jersey expires in 2018, and we executed a new lease agreement in December 2017.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption the lease obligations will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed from another FHLBank in the twelve months ended December 31, 2017 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the twelve months ended December 31, 2017 and in the same period in the prior year.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance, the issuing agent, on trade date of the change in primary obligor for the transferred debt.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $11.5 million and $15.5 million at December 31, 2017 and December 31, 2016.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $2.3 million, $2.1 million, and $1.3 million for the twelve months ended December 31, 2017, 2016, and 2015.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At December 31, 2017 and December 31, 2016, outstanding notional amounts were $193.0 million and $129.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2017 and December 31, 2016 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2017 and December 31, 2016, overnight loans extended to other FHLBanks averaged $3.3 million and $8.0 million.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the twelve months ended December 31, 2017, the FHLBNY borrowed a total of $0.8 billion in overnight loans from other FHLBanks.  In the twelve months ended December 31, 2016, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank, a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at December 31, 2017 and December 31, 2016 and transactions for each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	December 31, 2017	December 31, 2016
	Related	Related
Assets
Advances	$122,447,805	$109,256,625
Loans to other FHLBanks	—	255,000
Accrued interest receivable	175,926	126,026

Liabilities and capital
Deposits	$1,196,055	$1,240,749
Mandatorily redeemable capital stock	19,945	31,435
Accrued interest payable	443	68
Affordable Housing Program (a)	131,654	125,062
Other liabilities (b)	84,194	67,670

Capital	$8,241,038	$7,624,081

(a)    Represents funds not yet allocated or disbursed to AHP programs.

(b)    Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party: Income and Expense Transactions

	Years ended December 31,
	2017	2016	2015
	Related	Related	Related
Interest income
Advances	$1,563,322	$919,890	$627,866
Interest-bearing deposits (a)	2	—	—
Mortgage loans held-for-portfolio (b)	—	1	—
Loans to other FHLBanks	26	33	13

Interest expense
Deposits	$15,060	$3,091	$455
Mandatorily redeemable capital stock	1,285	1,617	820
Cash collateral held and other borrowings	26	—	3

Service fees and other	$12,251	$10,984	$10,353

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The top ten advance holders at December 31, 2017, December 31, 2016 and December 31, 2015 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2017
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$43,100,000	35.12%	$450,596	36.83%
Metropolitan Life Insurance Company	New York	NY	14,445,000	11.77	221,310	18.09
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,830,600	9.64	182,103	14.88
New York Commercial Bank	Westbury	NY	273,900	0.22	3,822	0.31
Subtotal New York Community Bancorp, Inc.			12,104,500	9.86	185,925	15.19
Sterling National Bank (b)(d)	Montebello	NY	4,507,000	3.67	58,049	4.74
Investors Bank (b)	Short Hills	NJ	4,326,053	3.53	82,894	6.77
Signature Bank	New York	NY	4,195,000	3.42	36,503	2.98
Goldman Sachs Bank USA	New York	NY	3,390,000	2.76	30,433	2.49
HSBC Bank USA, National Association (c)	Mc Lean	VA	3,100,000	2.53	68,391	5.59
AXA Equitable Life Insurance Company	New York	NY	3,000,415	2.45	52,308	4.27
New York Life Insurance Company	New York	NY	2,625,000	2.14	37,263	3.05
Total			$94,792,968	77.25%	$1,223,672	100.00%

(a)     Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)     At December 31, 2017, an officer of this member bank also served on the Board of Directors of the FHLBNY.

(c)     For Bank membership purposes, principal place of business is New York, NY.

(d)

Astoria Bank merged into Sterling National Bank in the fourth quarter 2017. Both entities are member banks and are related parties. The par advance balance represents advances outstanding with Sterling, the merged entity. Interest income earned by the FHLBNY during 2017 was for the two entities.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2018 and December 31, 2017 (shares in thousands):

		Number	Percent
	February 28, 2018	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	18,981	28.89%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,335	11.16
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,919	9.01
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	151	0.23
		6,070	9.24
		32,386	49.29%

		Number	Percent
	December 31, 2017	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	21,523	31.79%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,335	10.83
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,887	8.70
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	151	0.22
		6,038	8.92
		34,896	51.54%

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2017.  Based on this evaluation, they concluded that as of December 31, 2017, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PwC has advised the Bank that as of December 31, 2017, it has borrowing relationships with two Bank members (and certain covered persons in the firm have borrowing relationships with one such member) (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank.  The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2017, please see Note 20.  Segment Information and Concentration to the financial statements in this Form 10-K.  For a discussion of the voting rights of our members, please see Item 10 - Directors, Executive Officers, and Corporate Governance — 2017 and 2018 Board of Directors in this Form 10-K.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

2017 and 2018 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate.  For both 2017 and 2018, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2017 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (i) four Directors whose term expired at the end of 2017 and who were elected to serve again on the Board; (ii) a Director whose term expired at the end of 2017 and who was unable to serve again due to term limits; (iii) a Director who did not serve on the Board in 2017 but who was elected to serve for a term on the Board commencing on January 1, 2018; (iv) a Director who passed away in early 2017; and (v) the Director who filled the resulting vacancy

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/22/2018	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
Michael M. Horn(a)(Chair through 12/31/17)	78	4/2007	1/1/18	12/31/21	Districtwide	Independent
James W. Fulmer(b)(Vice Chair through 12/31/17)	66	1/2007	1/1/14	12/31/17	NY	Member
John R. Buran (Chair beginning 1/1/18)	68	12/2010	1/1/16	12/31/19	NY	Member
Larry E. Thompson(a) (Vice Chair beginning 1/1/18)	67	1/2014	1/1/18	12/31/21	Districtwide	Independent
Kevin Cummings	63	1/2014	1/1/15	12/31/18	NJ	Member
Anne Evans Estabrook	73	2/2004	1/1/15	12/31/18	Districtwide	Independent
Joseph R. Ficalora(c)	71	1/1/18	1/1/18	12/31/21	NY	Member
Jay M. Ford	68	6/2008	1/1/17	12/31/20	NJ	Member
Caren S. Franzini(d)	—	1/2016	1/1/16	12/31/19	Districtwide	Independent
Thomas L. Hoy	69	1/2012	1/1/16	12/31/19	NY	Member
Gerald H. Lipkin(e)	77	1/2014	1/1/18	12/31/21	NJ	Member
Kenneth J. Mahon	66	1/2017	1/1/17	12/31/20	NY	Member
Christopher P. Martin	61	1/2015	1/1/15	12/31/18	NJ	Member
Richard S. Mroz	56	3/2002	1/1/15	12/31/18	Districtwide	Independent
David J. Nasca	60	1/2015	1/1/15	12/31/18	NY	Member
C. Cathleen Raffaeli	61	4/2007	1/1/17	12/31/20	Districtwide	Independent
Monte N. Redman	67	1/2014	1/1/17	12/31/20	NY	Member
Edwin C. Reed	64	4/2007	1/1/17	12/31/20	Districtwide	Independent
DeForest B. Soaries, Jr.	66	1/2009	1/1/16	12/31/19	Districtwide	Independent
Carlos J. Vázquez(f)	59	11/2013	1/1/18	12/31/21	PR & USVI	Member
Ángela Weyne(g)	74	9/2017	9/7/17	12/31/19	Districtwide	Independent

(a)               Directors Horn and Thompson both served on the Board as Independent Directors throughout 2017, and their terms expired on December 31, 2017. They were both elected on November 6, 2017 by the Bank’s membership to serve as Independent Directors for new four year terms commencing on January 1, 2018.

(b)               Director Fulmer served on the Board as a New York Member Director throughout 2017, and his term expired on December 31, 2017. Due to term limits, he was unable to serve for another term.

(c)                Director Ficalora was elected on November 6, 2017 by the Bank’s New York membership to serve as a New York Member Director for a four year term commencing on January 1, 2018.

(d)               Director Franzini, whose four year term as an Independent Director commenced on January 1, 2016, and which was scheduled to end on December 31, 2019, passed away on January 25, 2017.

(e)                Director Lipkin served on the Board as a New Jersey Member Director throughout 2017, and his term expired on December 31, 2017. On November 6, 2017, he was elected by the Bank’s New Jersey membership to serve as a New Jersey Member Director for a new four year term commencing on January 1, 2018.

(f)                  Director Vázquez served on the Board as a Puerto Rico & U.S. Virgin Islands Member Director throughout 2017, and his term expired on December 31, 2017. On November 6, 2017, he was elected by the Bank’s Puerto Rico & U.S. Virgin Islands membership to serve as a Puerto Rico & U.S. Virgin Islands Member Director for a new four year term commencing on January 1, 2018.

(g)               Director Weyne was selected by the Board on September 7, 2017 to fill the Independent Director vacancy that resulted from the passing away of Director Franzini; her term is scheduled to end on December 31, 2019.

Mr. Horn (Chair through December 31, 2017) has been a partner in the law firm of McCarter & English, LLP since 1990.  He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer.  He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee.  In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board.  He is counsel to the New Jersey Bankers Association, was chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and is a Fellow of the American Bar Foundation.  Mr. Horn’s legal and regulatory experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Fulmer (Vice Chair through December 31, 2017) has been a director of FHLBNY member The Bank of Castile since 1988 and the chairman since 1992.  He also served as chief executive officer of The Bank of Castile from 1996 through 2014 and president from 2002 through 2014.  Mr. Fulmer has also served as vice chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as a director of Tompkins Financial since 2000.  Since 2001, he has served as chairman of the board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac Bank, a subsidiary of Tompkins Financial.  Since 2012, he has served as a member of the board of directors for VIST Bank, a subsidiary of Tompkins Financial.  He is an active community leader, serving as a member of the board of directors of the Erie and Niagara Insurance Association, and Cherry Valley Cooperative Insurance Company, Williamsville, NY.  Mr. Fulmer is also former Chairman and a current director of WXXI Public Broadcasting Council in Rochester, NY.  He is a former member of the board of directors of the Catholic Health System of Western New York.  He is also former president of the Independent Bankers Association of New York State and former member of the board of directors of the New York Bankers Association.

Mr. Buran (Chair since January 1, 2018) is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  Since 2012 he has been a member of the Nassau County Interim Finance Authority.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  Mr. Buran also serves on the Board of the Long Island Conservatory.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Thompson (Vice Chair since January 1, 2018) is Vice Chairman of The Depository Trust & Clearing Corporation, and previously, served as the Chief Legal Officer/General Counsel of the firm since 2005.  He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs.  In his role as Vice Chairman, Mr. Thompson serves as a senior advisor to DTCC and is responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaces with government and regulatory agencies on issues impacting the company.  Mr. Thompson is Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee.  He is a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson is a member of the DTCC Management Risk Committee, where he helps oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of the DTC Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.   Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

Mr. Cummings was appointed President and Chief Executive Officer of FHLBNY member Investors Bank and holding company Investors Bancorp effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bank at that time.  He previously served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation.  He is a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, and the former Chairman of the Board of the New Jersey Bankers Association.  He is also a board member of the Independent College Fund of New Jersey and The Community Foundation of New Jersey.  He also serves as a member of the Development Leadership Council of Morris Habitat for Humanity.  Mr. Cummings is a certified public accountant.

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

Mr. Ficalora has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of NYCB primary subsidiaries New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), both of which are FHLBNY members, since January 1, 1994 and December 30, 2005, respectively.  On January 1, 2007, he was appointed Chairman of NYCB, New York Community and New York Commercial (a position he previously held at NYCB from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.  Additionally, he is a member of the Government Relations Administrative Committee and the American Bankers Council of the American Bankers Association as well as a former member of their Board of Directors.  Mr. Ficalora serves on the Boards of Directors of the New York Community Bank Foundation and the Richmond County Savings Foundation.  He also serves on the Pentegra Boards, which provide retirement services principally to the banking industry, and Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  In addition, Mr. Ficalora is on the Board of the Foreign Policy Association.  Previously, Mr. Ficalora served as a Member Director of the FHLBNY for ten years, ultimately timing out as the Vice Chairman.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc.  With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and has previously served as a member of its Executive Committee.  He serves on the Board of the Flushing Cemetery, the Board of Directors and the Finance and Audit Committee of the New York Hall of Science, the Board of Directors, the Executive Committee and the Development Committee of the New York-Presbyterian/Queens, the Board of Trustees and the Audit Committee of the Museum of the Moving Image and on the Advisory Council of the Queens Museum of Art.  In addition, Mr. Ficalora was the former President of the Queens Library Foundation and was the Chairman of the Board and of the Administrative Committee of the Queens Borough Public Library, having served as its President.

Mr. Ford serves as a director of FHLBNY member Crest Savings Bank, headquartered in Wildwood, New Jersey; he also served as President and CEO of the company from 1993 until his retirement on January 3, 2018. He has worked in the financial services industry in southern New Jersey for more than fifty years. Mr. Ford served as the 2003-2004 Chairman of the New Jersey League of Community Bankers. Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit and Finance & Investment Committees.  Mr. Ford served on the board of the Cape Regional Medical Center Foundation and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties, and as a Director of the Atlantic Cape Community College Foundation. In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.

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

Mr. Hoy serves as Chairman of FHLBNY member Glens Falls National Bank and Trust Company; he also served as CEO of the company through December 31, 2012.  He is also Chairman of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and FHLBNY member Saratoga National Bank and Trust Company; he served as President of the company through June 30, 2012 and CEO of the company through December 31, 2012.  He also became a director of North Country Mutual Funds in 2015.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997.  Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors.  Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve.  He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award, the C.R. Wood Theater’s Charles R. Wood Award, the Warren County Bar Association Liberty Bell Award, and the Henry Crandall Award from the Crandall Public Library.

Mr. Lipkin is the Chairman of FHLBNY member Valley National Bank as well as holding company Valley National Bancorp.  He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986.  He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989.  The title of President was added in 1996; he held this title through January of 2017.  In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York.  Mr. Lipkin’s career in the banking industry spans 54 years.  He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970.  Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged.  He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years.  He has been honored to receive the Corporate Achievement Award from B’nai Brith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban League of Bergen County.  Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS.  He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994.  Mr. Lipkin has been a staunch supporter of Rutgers through the years as well.  He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a member of the University’s Board of Overseers. Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni.  Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University.  He is a graduate of the Stonier Graduate School of Banking as well.

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

Mr. Martin is chairman, president and chief executive officer of Provident Financial Services, Inc. and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank.  He has been in the banking industry for over 34 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Beginning with First Sentinel in 1984 as controller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst.  Mr. Martin serves on the board of directors of the New Jersey Bankers Association.  In addition, he serves on the Federal Reserve Community Depository Institutions Advisory Council and the ICBA’s Large Community Bank Council.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials.  He serves on the board of trustees of Elon University, and is a past president of the alumni board.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $22 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania.  Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz, of Haddonfield, New Jersey, was nominated by New Jersey Governor Chris Christie on September 18, 2014 and confirmed by the New Jersey State Senate on September 22, 2014 to serve on New Jersey’s Board of Public Utilities (“BPU”) as that Board’s President.  His service as President and as chairman and chief administrative officer of the agency, as well as his service as member of the Governor’s Cabinet, commenced on October 6, 2014 and continued through January 2018.  Mr. Mroz continues to serve as a Commissioner on the BPU, which is the state agency that oversees utilities that provide natural gas, electricity, water, telecommunications and cable television services.  Before his appointment, he was a government and public affairs consultant and lawyer.  Most recently, he was, from October 1, 2013 through October 3, 2014, Managing Director of Archer Public Affairs LLC, a governmental and external relations firm which is an affiliate of the law firm of Archer & Greiner.  Prior to this, he was, since July 1, 2000, the sole proprietor of a government and public affairs consulting business.  From January 1, 2007 until December 2009, he also served as President of Salmon Ventures, Ltd, a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represented clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, was an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters.  In his law practice, he concentrated on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz was, from March 1, 2011 to October 3, 2014, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also has been active in community affairs, serving in the past on the board of directors for the New Jersey Alliance for Action and as a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz also served as former counsel to the New Jersey Conference of Mayors, the Delaware River Bay Authority and the Atlantic City Hotel and Lodging Association.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp.  He joined the management team as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York.  Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Board of Directors of the Independent Bankers Association of New York State and served as President (2012 — 2013), is a member of the New York Bankers Association, and served as the Chair (2011 — 2012) and Vice-Chair (2010 — 2011) of the New York Bankers Association Service Corporation.   Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to January 2015.  Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies Board of Directors; Univera Healthcare Advisory Board; Catholic Charities Board of Trustees, and served as Chair of Catholic Charities’ Annual Diocesan Appeal in 2011 and Corporate Campaign Chair 2008-2010.  He is also a member of the Board of Trustees of Canisius College and the Richard J. Wehle School of Business Advisory Board.

Ms. Raffaeli serves as CEO and Managing Director of the Hamilton White Group, LLC, and Soho Venture Partners Inc. and affiliates, an investment and advisory firm with New York State and Arizona affiliates dedicated to assisting companies to grow their businesses, pursue new markets and acquire capital.  Focusing on the financial, education and technology services marketplaces, Ms. Raffaeli brings over 30 years of experience in financial management, strategic planning, marketing, revenue-enhancement and asset redeployment to global businesses.  In addition she has substantial experience assisting businesses with operations, technology, human resources and risk management challenges.  She has worked with a variety of firms from start-ups to billion-dollar businesses, leading or assisting in maximizing the opportunities of their marketplace.  While at Hamilton White, from 2004 to 2006, she was also the President and Chief Executive Officer of UNext and the Cardean Learning Group.  From 1998 to 2002 she served as the President and Chief Executive Officer of Proact Technologies, Inc. and its predecessor Consumer Financial Network.  During the first half of her career, Ms. Raffaeli served in a variety of traditional, large-corporate positions including the Executive Director of the Commercial Card Division of Citicorp a global, fully integrated business serving business customers with innovative payment products.  She also held key executive positions in Citicorp’s Global Transaction Services and was a Senior Vice President in the Mortgage Banking Division.  Ms. Raffaeli was a former Senior Vice President of Chemical Bank, now JPMorgan Chase, where she was responsible for New York retail mortgage and national telemarketing lending.  Prior to that she was with Merrill Lynch, Emery Worldwide and Continental Group.  Ms. Raffaeli served on the Board of Directors of E*Trade holding the leadership positions of Lead Director and Chairman of the Compensation Committee.  She also served on the Board of American Home Financial Corporation from 1998 through 2010.  She currently serves on two university and college boards and is Chairman of the Education Foundation.  Ms. Raffaeli graduated, with honors, from NYU with an MBA.  Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Mr. Redman joined FHLBNY member Astoria Bank (formerly Astoria Federal Savings and Loan Association) in 1977 and during his tenure served in various accounting, investment and treasury positions, including Executive Vice President and Chief Financial Officer and Chief Operating Officer, ultimately serving, beginning in July 2011, as President and Chief Executive Officer and a Director of Astoria Bank and its holding company, Astoria Financial Corporation. On October 2, 2017, Astoria Financial Corporation merged into Sterling National Bancorp and Astoria Bank merged into FHLBNY member Sterling National Bank, and Mr. Redman joined both Sterling Bancorp and Sterling National Bank’s Board of Directors. A Magna Cum Laude graduate of New York Institute of Technology (NYIT) with a degree in accounting, Mr. Redman also serves as a member of NYIT’s Board of Trustees. Mr. Redman has provided leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education, a prior member of the Accounting and Tax Committee of the Community Bankers Association of New York State and a former Director of the New York State Bankers Association.  Mr. Redman is also a Director and former Chairman of the Board of the Tourette Association of America which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, Variety Child Learning Center, Quality Services for the Autism Community, Queens Botanical Garden, Queens Council Boy Scouts of America, Queens Theatre in the Park, Queens Chamber of Commerce, The Safe Center LI, SCO Family of Services and the American Heart Association.

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

Dr. Soaries has served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey since November 1990.  His pastoral ministry focuses on spiritual growth, educational excellence, economic empowerment, and faith-based community development.  As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community has been tremendous.  In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods.  In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc.  This organization seeks to develop permanent solutions for foster children and parents.  From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do so.  He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002.  In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement.  The dfree® strategy teaches people how to break free from debt.  In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which highlights his top 12 keys to debt-free living.  Dr. Soaries currently serves as an Independent Director at Independence Realty Trust, a position he has held since February 2011.  In January 2015, he became a Director of Ocwen Financial Corporation.  He is chair of the Compensation Committees at both public companies.  Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary.  Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons.  Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Vázquez was named in 2013 as Chief Financial Officer of Popular Inc., a financial holding company composed of two principal subsidiaries: Puerto Rico’s largest bank, FHLBNY member Banco Popular de Puerto Rico (BPPR), and a US-mainland operation, Banco Popular North America (BPNA).  Popular Inc. is a NASDAC listed and SEC registered company (ticker: BPOP), presently the 41st largest financial holding company in the United States with assets just over $40 Billion, principally supervised by the Federal Reserve Bank of NY.  From 2010 to 2014, Mr. Vázquez served as President of BPNA. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s first-ever Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and Risk Management MIS Divisions.  From 2004 through 2010 he headed Popular’s Consumer Lending Group for Puerto Rico, responsible: for personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto.  Before joining Popular, Inc., Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc.  During the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean.  Mr. Vázquez is an Executive Vice President of Popular Inc.; a member of Popular Inc.’s Senior Management Council; as well as a member of its Credit Strategy Committee and the head of its Asset & Liability Management Committee.  In addition, he is a member of the Board of Directors of Banco Popular de Puerto Rico, Banco Popular North America, Popular Securities Inc. and Vice Chairman of the Banco Popular Foundation.  He also serves on the national Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy.  Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute.  Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees.  He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera.  He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola.  Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society.  He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla.  While Commissioner, Ms. Weyne served as board member of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration.  She was also a member of various committees of the National Association of Insurance Commissioners.  Ms. Weyne’s accomplishments during her 40 years of experience in the insurance sector have included management of a premium finance company, management of a claims adjusting firm, presidencies of life and of property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations.  Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico.  Among the entities where she has served as board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe and the Trust of the Supreme Court of Puerto Rico.  Presently, Ms. Weyne serves as a member of the advisory board of Rafael J. Nido Inc, and as a member of the board of directors of Friends of El Yunque Foundation.  Ms. Weyne’s organizational and financial management experience supports her qualifications to serve on our Board as an Independent Director.

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2017 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/20/18	3/20/2018	Bank Since	Member Since
José R. González	President & Chief Executive Officer	63	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Head of Bank Relations	59	02/01/93	01/01/09
Stephen C. Angelo	Senior Vice President & Chief Audit Officer	50	09/22/08	07/12/16
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of Diversity and Inclusion	56	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President & Chief Risk Officer	55	10/17/11	01/01/15
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	59	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Chief Business Officer	44	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Chief Banking Operations Officer	59	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	60	04/30/01	03/31/04
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	59	08/28/06	09/03/14
Jonathan R. West	Senior Vice President & Chief Legal Officer	61	05/01/15	05/01/15

*Left employment 1/8/93; rehired 5/10/93.

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

Mr. Artuz has served as Head of Corporate Services and Director of Diversity & Inclusion since July 1, 2014.  In August 1, 2000, he was named Director of Human Resources; he was named as a Senior Vice President on January 1, 2013.  Mr. Artuz directs the management of the Bank’s Office of Minority and Women Inclusion in the areas of Human Resources, Procurement and education and outreach to ensure that regulatory requirements are met and exceeded.  Mr. Artuz also provides overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations.  These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, succession planning, employee communications, and external and internal Human Resources information systems services.  Mr. Artuz has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits.  Mr. Artuz also provides strategic direction and leadership to the organization’s Corporate Real Estate departments to ensure efficient and effective management of the firm’s physical resources.  From January 1996 through December 1996, Mr. Artuz served as

Assistant Vice President, Administrative Services and from January 1997 through July 2000, Mr. Artuz served as Vice President, Administrative Services.  In this capacity, Mr. Artuz managed the Human Resources function as well as each of the following: Purchasing; Telecommunications; Facilities; Mailroom Services; Security; Reception; Insurance; and Record Retention.  Mr. Artuz holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island.  Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017.  Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016.  In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice.  This role encompasses Financial Risk Management; Credit Policy and Review; Credit and Collateral Risk Analytics; Operational Risk Management; Model Risk Management; and Compliance.  Ms. Feinberg joined the Bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc.  Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification.  She is a member of the NYSCPA and AICPA.

Mr. Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  Mr. Fusco directs and oversees all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity.  He is also Chairman of the Bank’s internal Operational Risk Committee.  Mr. Fusco has been with the Bank since March 1987.  During his 30-year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Mr. Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the sales, marketing and research activities for all business lines.  In addition, he manages the Bank’s Mortgage Partnership Finance® Program and Member Service Desk.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our Sales and Marketing areas.  He has been a member of the Bank’s Management Committee since 2008.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.  He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Audit Committee.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2017 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Kevin Cummings (Vice Chair), Joseph R. Ficalora (commencing January 1, 2018), Caren Franzini (through January 25, 2017), James W. Fulmer (through December 31, 2017), Thomas L. Hoy, Christopher P. Martin  (commencing January 1, 2018), Monte N. Redman, Larry E. Thompson (through December 31, 2017), and Ángela Weyne (commencing September 21, 2017).

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2017, we employed 308 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $158.9 billion in assets.  Exempt employees constituted 94% of all employees as of year-end 2017.

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

2.              Review and approve individual performance ratings and related merit increases for our Chief Executive Officer and for the other Management Committee members (which Committee includes all Named Executive Officers of the Bank (the “NEOs”));

3.              Review salary adjustments for Chief Executive Officer and for the other Management Committee members;

4.              Review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts for Management Committee members;

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan, hereinafter referred as  the “IC Plan”)); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Nonqualified Defined Benefit Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DB BEP”), the Nonqualified Defined Contribution Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DC BEP”), and the Nonqualified Deferred Incentive Compensation Plan (“NDICP”); and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised the elements of our total compensation program in effect during 2016 or approved in 2016 and became effective on January 1, 2017, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2017 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees, as explained throughout the CD&A.

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

Ally Financial Inc.	JP Morgan	Federal Home Loan Bank of Boston
Fifth Third Processing Solutions	PNC Financial	Federal Home Loan Bank of Dallas
G.E. Capital	Standard Bank	Federal Home Loan Bank of Des Moines
BMO Financial Group ING	Federal Home Loan Bank of Atlanta	Federal Home Loan Bank of Indianapolis

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

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEOs, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the achievement of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2017, the C&HR Committee determined that merit-related officer base pay increases for 2018 would be 2.50% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2017.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2018 performance for the NEOs in November of 2017.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan and indicated that the salary increases for the NEOs were consistent with the factors included within the Board-approved Compensation Policy described above in the “Introduction” section under the heading “How We Stay Competitive in the Labor Market”.

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

For the year 2017, McLagan used for compensation benchmarking analysis purposes the Compensation Policy that was approved by the Board in September 2015 (details of which are provided above). Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

We received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2017) for the NEOs, which letter was based upon the results of compensation benchmarking analysis of McLagan.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

Market Data Participants — Commercial Banks and FHLBanks used for 2017 market pay analysis:

ABN AMRO	DZ Bank	MUFG Securities
Agricultural Bank Of China	Fannie Mae	National Australia Bank
AIB	Federal Reserve Bank of Atlanta	Natixis
Ally Financial Inc.	Federal Reserve Bank of Boston	New York Community Bank
Australia & New Zealand Banking Group	Federal Reserve Bank of Chicago	Nord/LB
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Cleveland	Nordea Bank
Banco Itaú Unibanco	Federal Reserve Bank of Kansas City	Norinchukin Bank, New York Branch
Bank Hapoalim	Federal Reserve Bank of Minneapolis	Northern Trust Corporation
Bank of America Merrill Lynch	Federal Reserve Bank of New York	People’s United Bank, National Assoc
Bank of New York Mellon	Federal Reserve Bank of Richmond	PNC Bank
Bank of Nova Scotia	Federal Reserve Bank of San Francisco	Rabobank
Bank of the West	Federal Reserve Bank of St Louis	Regions Financial Corporation
Bank of Tokyo - Mitsubishi UFJ	Fifth Third Bank	Royal Bank of Canada
Bayerische Landesbank	First Citizens Bank	Santander Bank, NA
BBVA Compass	First Republic Bank	Societe Generale
BMO Financial Group	FNB Omaha	Standard Chartered Bank
BNP Paribas	Freddie Mac	State Street Corporation
BOK Financial Corporation	GE Capital	Sumitomo Mitsui Banking Corporation
Branch Banking & Trust Co.	Hancock Bank	Sumitomo Mitsui Trust Bank
Brown Brothers Harriman	HSBC	SunTrust Banks
Capital One	Huntington Bancshares, Inc.	SVB Financial Group
Charles Schwab & Co.	Industrial and Commercial Bank of China	Synchrony Financial
China Construction Bank	ING	Synovus
CIBC World Markets	Intesa Sanpaolo	TCF National Bank
CIT Group	Investors Bancorp, Inc	TD Ameritrade
Citi Global Consumer Group	JP Morgan Commercial Bank	TD Securities
Citigroup	JP Morgan Corporate Sector	Texas Capital Bank
Citizens Financial Group	JPMC Consumer & Community Banking	The PrivateBank
City National Bank	KBC Bank	U.S. Bancorp
Comerica	KeyCorp	UMB Financial Corporation
Commerzbank	Landesbank Baden-Wuerttemberg	Umpqua Holding Corporation
Commonwealth Bank of Australia	Lloyds Banking Group	UniCredit Bank AG
Crédit Agricole CIB	M&T Bank Corporation	Valley National Bank
Credit Industriel et Commercial — N.Y.	Macquarie Bank	Webster Bank
Cullen Frost Bankers, Inc	Mizuho Bank	Wells Fargo Bank
DBS Bank	Mizuho Capital Markets	Westpac Banking Corporation
DnB Bank	Mizuho Trust & Banking Co. (USA)	Zions Bancorporation

2. IC Plan

a) Overview of the 2017 IC Plan

The objective of the Bank’s 2017 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2017 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2017 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2017 IC Plan. Awards under the 2017 IC Plan were calculated based upon performance during 2017 and paid to participants on March 13, 2018.  We received a “non-objection” from the Finance Agency to pay the Plan awards to NEOs, subject to the deferral feature for Management Committee participants discussed below.  The 2017 IC Plan was developed in accordance with regulations issued by and other guidance received from the Finance Agency.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement”; or “Unsatisfactory”.  Incentive Compensation Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters.  Also, Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their 2017 individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary in the form of a separate cash award.  In September 2015, the C&HR Committee approved the elimination of the additional 3% or 6% separate cash award, beginning with the 2016 IC Plan year.  At the same time, the C&HR Committee approved increases in the incentive compensation opportunity levels for participants of the Bank’s IC Plan up to the rank of Assistant Vice President.

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

The 2017 Bankwide goals are organized into three broad categories and are presented in the charts below. These charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

(i) Business Effectiveness Goal 4.5

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		70% of Bankwide Goal

Return Component- Dividend Capacity as forecasted in the 2017 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35.00%	4.87%	5.73%	6.88%	6.56%

Risk Component -The 2017 Bankwide Risk goal consists of two components, each with five complementary factors or metrics. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.

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

	Attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes.	10.50%	3	4	5	4

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

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

GROWTH EFFECTIVENESS (2)		15% of Bankwide Goal

Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	4	8	12	12

Number of New/Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	10	20	30	33

Advance Volume-Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.75%	$95.32B	$105.92B	$116.51B	$109.22B

Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	3.75%	45.00%	49.00%	51.00%	52.51%

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

(iii) Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

COMMUNITY INVESTMENT EFFECTIVENESS (3)		15% of Bankwide Goal

Dollar Amount of Approved Community Lending Program Applications	Supports the provision of liquidity to members for housing and community development activities	3.75%	$2.1B	$2.3B	$2.6B	$2.8B

Expand/Diversify Member Participation in the First Home Club (“FHC”) Program	Focus on outreach efforts in areas of our district where the FHC is underutilized.	3.75%	7	9	11	12

Monthly Average Balance of Outstanding Letters of Credit	Supports the provision of liquidity for housing and community development activities	3.00%	$10B	$11B	$12.7B	$13.6B

Community Investment and Affordable Housing Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs	4.50%	50	55	65	169

(3)               The Community Effectiveness Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall, the weighted average result for Bankwide goals was 77.2% above target. The weighted average result for the Risk Management Group was 77.1% above target. Payments are interpolated between the target and maximum amounts.

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

B. Retirement Benefits

Introduction

There were elements of the Bank’s total compensation program in 2017 intended to help encourage the accumulation of wealth by consistent and superior results from qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities- forms of compensation that we do not offer.

Thrift Restoration Plan

Starting in 2010, the Board approved the establishment of a Thrift Restoration Plan for certain members of former nonqualified plans.  Former participants of a terminated Nonqualified Deferred Compensation Plan program, who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($265,000 for 2015), continued to receive an additional annual cash payment in an amount equal to 6% of the base pay in excess of the IRS limitation.  The Thrift Restoration Plan ceased as of January 1, 2017 due to the approval of the DC BEP effective as of January 1, 2017 as described below.

Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.

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

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN PROVISIONS	GRANDFATHERED EMPLOYEES	NON-GRANDFATHERED EMPLOYEES	PARTICIPANTS HIRED ON OR AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity (payable only for Retiree’s lifetime)	Life Annuity (payable only for Retiree’s lifetime)

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

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

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12-year guaranteed payment (“Guaranteed 12-Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity, which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% joint and survivor annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees and retirees hired on or after July 1, 2014 with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% joint and survivor annuity (continuation of half the monthly annuity to the surviving beneficiary) that is actuarially equivalent to the straight Life Annuity.

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

Earnings under the DB Plan for Grandfathered and Non-Grandfathered Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2017 was $265,000.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2017 was $18,000 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

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

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years, and who contribute to their qualified DC Plan up to the IRC Limits, are eligible to participate in the DC BEP.  Effective January 1, 2017, qualified employees were allowed   to defer up to 19% of the employee’s base salary (less the amount of salary deferrals allowed under the DC Plan pursuant to the IRS Limits).

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

Amounts deferred and contributed under the NDICP shall be credited to the participant’s NDICP account.  Participants may choose to invest their NDICP funds within a menu of investment options. Participants may elect to receive their funds in a lump sum or in at least two annual installments (not to exceed ten annual installments).

C. Health and Welfare Programs and Other Benefits

In addition to the foregoing, we offer a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:

Medical and Dental

Employees can choose preferred provider, open access or managed care medical plans. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.  Effective January 1, 2015, the medical plans were replaced with a HDHP which includes a Health Savings Account HSA which are discussed in Section I above.  In order for the healthcare plan to be eligible for an HSA account, the IRS requires that plan deductibles and maximum out-of-pocket limits be increased and pharmacy benefits be paid only after the deductible is met.  The Bank established, and contributed to, employee HSA accounts on January 1, 2015 and thereafter to offset costs associated with these changes.

Retiree Medical

We offer eligible employees medical coverage when they retire. Employees are eligible to participate in the Retiree Medical Benefits Plan if they were at least 55 years old with 10 years of service as of January 1, 2015.

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

	Provisions for Grandfathered	Provisions for Non- Grandfathered	Provisions For Retirees
	Retirees	Retirees	January 1, 2015 and After
Plan Type	Defined Benefit	Defined Dollar Plan	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree (and covered individual), is eligible for $45/month x years of service after age 45, and has attained the age of 62. There is a 3% Cost of Living Adjustment each year.	1) Retiree (and covered individual), is eligible for $26.87/month x years of service after age 45, and has attained the age of 62. The 3% Cost of Living Adjustment is eliminated.

	2) Supplement Medicare coverage for retirees age 65 and over	2) Retiree (and covered individual) is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year.	2) Retiree (and covered individual) is eligible for $14.93/month x years of service after age 45 and after age 65. The 3% Cost of Living Adjustment is eliminated.

Employer

Cost Share Examples:	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65	$0 for Pre-62 Pre-65/Post-65

10 years of service after age 45	50% for Post-62	$5,400/$3,000/Annually	$3,224/$1,792/Annually

15 years of service after age 45	62.5% for Post-62	$8,100/$4,500/Annually	$4,837/$2,687/Annually

20 years of service after age 45	75% for Post-62	$10,800/$6,000/Annually	$6,449/$3,583/Annually

Vision Care

Employees can choose from two types of coverage offered. Basic vision care is offered at no charge to employees. Employees contribute to the cost for the enhanced coverage.

Life Insurance

The Group Term Life insurance provides a death benefit of twice an employee’s annual salary (including incentive compensation) at no cost to the employee other than taxation of the imputed value of coverage in excess of $50,000. The maximum amount of life insurance coverage is $2,000,000 (with proof of good health), otherwise maximum life insurance coverage is $750,000.

Additional Life Insurance

Additional Life Insurance is provided to one NEO (the Chief Bank Operations Officer) who, in 2003, was a participant in the Split Dollar life insurance program, as consideration for his assigning to the Bank his portion of the Split Dollar life insurance policy. The Split Dollar life insurance program was terminated in 2003. The total insurance coverage for the participating NEO is $1,000,000 with an annual premium expense to the Bank of $1,020 in 2017.

This Additional Term Life Insurance policy is paid by the Bank; however, the NEO owns the policy. We purchased these policies in 2003 for 15 years and locked in the premiums for the duration of the policies. When the policy expires in 2018, the Bank will renew the policy and the rate will be subject to change.

Retiree Life Insurance

Retiree Life Insurance provides a death benefit in relation to the amount of coverage one chooses at the time of retirement. The continued benefit is calculated by the insurance broker and is paid for by the retiree. Coverage can be chosen in $1,000 increments up to a maximum of $20,000.

Defined Benefit Plan - Active Service Death Benefit (“ASDB”)

Upon the death of an active employee in the DB Plan, a death benefit shall be paid to the employee’s beneficiary in a lump sum at least one to three times the employee’s ASDB salary.

Defined Benefit BEP — ASDB

Upon the death of an active employee in the DB BEP, a death benefit shall be paid to the employee’s beneficiary in a lump sum pursuant to the BEPs

If you are an active employee in the DB BEP and you die in active service, your beneficiary would be eligible to a lump sum pursuant to the administration of the BEP.

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

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2017 per NEO.

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

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to the Introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2017, and they are discussed in detail in Section IV above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2017.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

DeForest B. Soaries, Jr., Chair
C. Cathleen Raffaeli, Vice Chair Kevin Cummings Anne Evans Estabrook Gerald H. Lipkin Christopher P. Martin David J. Nasca

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2017 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Anne Evans Estabrook, James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, C. Cathleen Raffaeli, and Monte N. Redman. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2017, 2016 and 2015 (in dollars):

Summary Compensation Table for Calendar Years 2017, 2016 and 2015

Name and Principal Position	Year	Salary (M) (1) (11)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (A)(a) (1)	Change in Pension Value and Nonqualified Deferred Compensation (B,C) (b,c) (2, 3)	All Other Compensation (D,E,F,G,H,I,J,K,L) (d, e, f, g, h, i, j, k, l) (4, 5, 6, 7, 8, 9, 10)	Total (N)

José R. González	2017	$875,000	$—	$—	$—	$860,851	$91,000	$47,024	$1,873,875
President & Chief Executive Officer (PEO)	2016	$791,779	$—	$—	$—	$781,402	$72,000	$45,954	$1,691,135
	2015	$729,750	$—	$—	$—	$677,021	$60,000	$97,968	$1,564,739

Kevin M. Neylan	2017	$484,751	$—	$—	$—	$343,265	$1,081,000	$78,941	$1,987,957
Senior Vice President, Chief Financial Officer (PFO)	2016	$469,492	$—	$—	$—	$347,149	$627,000	$64,267	$1,507,908
	2015	$419,190	$—	$—	$—	$282,548	$192,000	$77,460	$971,198

Melody Feinberg*	2017	$386,282	$—	$—	$—	$268,465	$228,000	$93,461	$976,208
Senior Vice President, Chief Risk Officer

G. Robert Fusco	2017	$398,645	$—	$—	$—	$281,650	$1,118,000	$104,949	$1,903,244
Senior Vice President, CIO & Head of Enterprise Services	2016	$386,097	$—	$—	$—	$284,905	$617,000	$84,665	$1,372,667
	2015	$324,451	$—	$—	$—	$200,800	$37,000	$101,453	$663,704

Paul B. Héroux	2017	$410,055	$—	$—	$—	$291,114	$1,040,000	$118,345	$1,859,514
Senior Vice President, Chief Banking Operations Officer	2016	$400,054	$—	$—	$—	$296,968	$574,000	$110,357	$1,381,379
	2015	$377,410	$—	$—	$—	$255,053	$—	$113,262	$745,725

Footnotes for Summary Compensation Table for the Year Ending December 31, 2017

(A)            Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  For 2017, the reported amount here is the sum of: (i) the 2017 Total Communicated Award and (ii) the adjustment to the third Deferred Incentive Award installment from the 2014 Plan based on the results of the Performance Scorecard and (iii) the adjustment to the second Deferred Incentive Award installment from the 2015 Plan based on the results of the Performance Scorecard and (iv) the adjustment to the first Deferred Incentive Award installment from the 2016 Plan based on the results of the Performance Scorecard. (Section IV. A.2 of the Compensation Discussion and Analysis, at “Deferred Portion of Incentive Compensation Plan”, provides further details).  For each NEO, the amounts awarded are:

J. González — (i) $821,557, (ii) $17,694, (iii) $13,690 and (iv) $7,910

K. Neylan — (i) $326,554, (ii) $7,836, (iii) $5,416 and (iv) $3,459

M. Feinberg — (i) $262,117, (iii) $3,969 and (iv) $2,379

G. Robert Fusco — (i) $268,549, (ii) $6,065, (iii) $4,192 and (iv) $2,844

P. Héroux — (i) $276,236, (ii) $7,055, (iii) $4,876 and (iv) $2,947

(B)            Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

J. González — $91,000

K. Neylan — $269,000

M. Feinberg — $97,000

G. Robert Fusco — $274,000

P. Héroux — $272,000

(C)            Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

J. González — n/a

K. Neylan — $812,000

M. Feinberg — $131,000

G. Robert Fusco — $844,000

P. Héroux — $768,000

(D)           For all NEOs, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial    Institutions, payment of group term life insurance premium, payment of long term disability insurance premium and payment of employee assistance program premium.  Cost of health insurance premiums, dental insurance premiums, and vision insurance premiums are shared between the Bank and employees:

(E)            For J. González and G. Robert Fusco, includes payment of this item: officer physical examination.

(F)            For P. Héroux, includes payment of this item: payment of term life insurance premium.

(G)           For P. Héroux and K. Neylan, includes payment of this item: fitness center reimbursement.

(H)           For K. Neylan, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(I)               For G. Robert Fusco, $52,570 and P. Héroux, $54,470, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(J)              For J. González, K. Neylan, G. Robert Fusco and P. Héroux includes payment of this item: employer contribution to Health Savings Account.

(K)            K. Neylan, M. Feinberg, G. Robert Fusco and P. Héroux, includes payment for funds matched by the Bank in connection with the Pentegra Nonqualified Defined Contribution Component of the BEP.

(L)             For M. Feinberg, $64,185, includes payment of this item: Recognition Award.

(M)          Figures represent salaries approved by our Board of Directors for the year 2017.

* M. Feinberg was promoted to Chief Risk Officer on March 1, 2017 and was not an NEO in 2016.  Board-approved annual salary beginning March 1, 2017 was $400,000; salary actually paid was $386,282.

(N)            For each NEO, the total compensation excluding the Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions and the    Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions are:

J. González — $1,782,875

K. Neylan — $906,957

M. Feinberg — $748,208

G. Robert Fusco — $785,244

P. Héroux — $819,514

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

G. Robert Fusco — $755,667

P. Héroux — $807,379

P. Scott — $703,484

*J. Edelen, who held the Chief Risk Officer position, left the Bank on July 8, 2016. His Board-approved annual salary was $387,111; the salary actually paid was $215,562.

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

* J. González became CEO on April 2, 2014.

** P. Scott is a new NEO in 2015.

***G. Robert Fusco was not an NEO in 2015.  Therefore, footnotes regarding 2015 compensation were not included in that year’s report.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2017 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2017

Grants of Plan-Based Awards for Fiscal Year 2017
	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2) (3)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	1/18/2017	$463,750	$700,000	$857,500	$—	$—	$—	—	—	$—	$—
Kevin M. Neylan	1/18/2017	$155,121	$242,376	$351,445	$—	$—	$—	—	—	$—	$—
Melody Feinberg	1/18/2017	$123,610	$193,141	$280,054	$—	$—	$—	—	—	$—	$—
G. Robert Fusco	1/18/2017	$127,566	$199,322	$289,017	$—	$—	$—	—	—	$—	$—
Paul B. Héroux	1/18/2017	$131,218	$205,028	$297,290	$—	$—	$—	—	—	$—	$—

(1)             On this date, the Board of Directors’ C&HR Committee approved the 2017 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)             Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)             Amounts represent potential awards under the 2017 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2017

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in dollars):

		Threshold	(1) Target	Maximum	(10% of Opportunity)	Actual Result (2)
	2017 Annual Salary	Bank Performance			Individual Performance at Target	Bankwide Component (3)	Individual Component (4)	Total Communicated Award (5)	Current Communicated Incentive Award (6)
President		50%	80%	100%	10%
José R. González
President & Chief Executive Officer	$875,000	$393,750	$630,000	$787,500	$70,000	$751,557	$70,000	$821,557	$410,779
Other NEOs		30%	50%	75%	10%
Kevin M. Neylan
Senior Vice President, Chief Financial Officer	$484,751	$130,883	$218,138	$327,207	$24,238	$302,316	$24,238	$326,554	$163,277
Melody Feinberg*
Senior Vice President, Chief Risk Officer	$386,282	$104,434	$174,057	$261,086	$19,340	$242,655	$19,462	$262,117	$131,059
G. Robert Fusco
Senior Vice President, CIO and Head of Enterprise Services	$398,645	$107,634	$179,390	$269,085	$19,932	$248,617	$19,932	$268,549	$134,274
Paul B. Héroux
Senior Vice President, Chief Banking Operations Officer	$410,055	$110,715	$184,525	$276,787	$20,503	$255,733	$20,503	$276,236	$138,118

(1)             Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

(2)             Overall weighted average result for Bankwide goals was 77.2% above target; for the Risk Management Group it was 77.1% above target. Payments are interpolated between the target and maximum amounts.

(3)             The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1 plus the overall weighted average results [77.2% as mentioned in note 2 above]).

(4)             Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants receive an Individual Component award, the award amount is at Target.)

(5)             There may be small differences in the calculated payout amounts due to rounding.

(6)             The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2018 for performance in 2017. [Refer to Section IV.A.2 (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

* M. Feinberg was promoted to Chief Risk Officer on March 1, 2017 and was not an NEO in 2016.  Board-approved annual salary beginning March 1, 2017 was $400,000; salary actually paid was $386,282.

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

An additional benefit offered to all officers who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2018 (1)	2017 (2)
José R. González	$920,000	$875,000
Kevin M. Neylan	$515,048	$484,751
Melody Feinberg*	$425,000	$—
G. Robert Fusco	$411,601	$398,645
Paul B. Héroux	$423,382	$410,055

(1)  Figures represent salaries approved by our Board of Directors for the year 2018.

(2)  Figures represent salaries approved by our Board of Directors for the year 2017.

* M. Feinberg was promoted to Chief Risk Officer on March 1, 2017 and was not an NEO in 2016.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2017, the C&HR Committee determined that merit-related officer base pay increases for 2018 would be 2.50% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2017.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

Refer to section IV.A.2 (Cash Compensation; Incentive Plan — Deferred Portion of Incentive Compensation Plan) of this Compensation Discussion and Analysis for further details.

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

	Pension Benefits
Name	Plan Name	Number of Years Credited Service [1]	Present Value of Accumulated Benefit [2]	Payment During Last Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	3.83	$273,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan		$—	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	16.33	$1,548,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	16.33	$2,738,000	$—

Melody Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	5.83	$328,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	5.83	$249,000	$—

G. Robert Fusco	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,345,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,715,000	$—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,337,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$3,506,000	$—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/17.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2017
Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
José R. González
DC BEP	$—	$—	$—	$—	$—
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$67,991	$21,774	$4,420	$—	$94,185
NDICP	$34,297	$—	$5,201	$—	$39,498

Melody Feinberg
DC BEP	$5,177	$6,977	$343	$—	$12,497
NDICP	$27,909	$—	$4,353	$—	$32,262

G. Robert Fusco
DC BEP	$13,493	$10,119	$1,247	$—	$24,859
NDICP	$—	$—	$—	$—	$—

Paul B. Héroux
DC BEP	$6,580	$8,380	$429	$—	$15,389
NDICP	$—	$—	$—	$—	$—

(1)  These amounts are also included in the “Salary” or “Non-Equity Incentive Compensation” columns of the Summary Compensation Table if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified deferred compensation benefit equalization plans (described above as our DC BEP and NDICP).

(2) These totals as they pertain to the DC BEP are also included in the “All Other Compensation” column of the Summary Compensation Table.  There are no registrant contributions in connection with the NDICP.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS

Severance Plan

The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.  (Refer to Section IV.D.1 of the Compensation Discussion and Analysis, “Severance Plan”, for further details.)

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2017 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to Calculate Severance Amount	2017 Annual Base Salary	Severance Amount Based on Years of Service*
José R. González	16	$875,000	$269,231
Kevin M. Neylan	36	$484,751	$335,597
Melody Feinberg**	24	$400,000	$184,615
G. Robert Fusco	36	$398,645	$275,985
Paul B. Héroux	36	$410,055	$283,884

* Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

** M. Feinberg was promoted to Chief Risk Officer on March 1, 2017 and was not an NEO in 2016.  Board-approved annual salary beginning March 1, 2017 was $400,000; salary actually paid was $386,282.

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

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” would have occurred on December 31, 2017.  (Refer to section IV.D.2 of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Provision	José González	Kevin Neylan	Paul Héroux	Melody Feinberg	G. Robert Fusco
Amount equal to the executive’s average gross base salary for the three years prior to employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$2,385,488	$685,643	$606,994	$507,189	$586,956
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$2,456,457	$489,831	$414,353	$393,176	$402,823
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$20,049	$29,168	$29,168	$194	$19,462
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“BEP”) of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$1,840,653	$1,012,649	$596,422	$299,698	$786,829
Additional age and service credits under the FHLBNY qualified defined contribution plan of three (3) years for Mr. González and one and one- half (1.5) years for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$48,600	$24,300	$24,300	$24,300	$24,300
Total value of contract	$6,781,247	$2,271,591	$1,701,237	$1,254,557	$1,850,370

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section IV.A.2 of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

CEO Pay Ratio

For the year ended December 31, 2017, the ratio of our CEO’s Total Compensation to the FHLBNYs median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 10.5:1. Total Compensation of the Median Employee for 2017 is calculated in the same manner “Total Compensation” for 2017 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2017, the Total Compensation of the Median Employee was $178,456 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $1,873,875.

We identified the Median Employee by comparing the amount of base salary and incentive awards as reflected in our payroll records for 2017 for each of the employees who were employed by the FHLBNY on October 1, 2017, and ranking the annual cash compensation for all such employees (a list of 332 employees) from lowest to highest, excluding the CEO. FHLBNY identified the Median Employee using base salary and incentive awards, which was applied consistently to all our employees included in the calculation, and we believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees. The FHLBNY included all full-time and part-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2017.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2017 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$130,000	$—	$—	$—	$—	$—	$130,000
James W. Fulmer	105,000	—	—	—	—	—	105,000
John R. Buran	105,000	—	—	—	—	—	105,000
Kevin Cummings	95,000	—	—	—	—	—	95,000
Anne Evans Estabrook	95,000	—	—	—	—	—	95,000
Jay M. Ford	105,000	—	—	—	—	—	105,000
Thomas L. Hoy	105,000	—	—	—	—	—	105,000
Gerald H. Lipkin	95,000	—	—	—	—	—	95,000
Kenneth J. Mahon	95,000	—	—	—	—	—	95,000
Christopher P. Martin	95,000	—	—	—	—	—	95,000
Richard S. Mroz (a)	—	—	—	—	—	—	—
David J. Nasca	95,000	—	—	—	—	—	95,000
C. Cathleen Raffaeli	105,000	—	—	—	—	—	105,000
Monte N. Redman	95,000	—	—	—	—	—	95,000
Edwin C. Reed	105,000	—	—	—	—	—	105,000
DeForest B. Soaries, Jr.	95,000	—	—	—	—	—	95,000
Larry E. Thompson	95,000	—	—	—	—	—	95,000
Carlos J. Vázquez	105,000	—	—	—	—	—	105,000
Ángela Weyne	35,625	—	—	—	—	—	35,625
Total Fees	$1,755,625	$—	$—	$—	$—	$—	$1,755,625

(a)               Director Mroz elected to not receive compensation for his Board service in 2017.

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

With respect to recent director compensation developments, in September 2015 the Board reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by McLagan.  The Board determined that an adjustment to Director compensation limits in 2016 in the amount of $15,000 per Director was appropriate given the FHLBNY’s performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate. In September 2016, the Board determined that the 2016 director compensation structure continued to remain appropriate and did not require adjustment for 2017. In June 2017, the Board once again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by McLagan.  The Board determined that an adjustment to Director compensation limits in 2018 in the amount of $7,500 per Director was appropriate given the FHLBNY’s continued financial performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2017.  Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2018.

Director Fees — 2017 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(a)
Chairman	$15,000
Vice Chairman	$13,125
Committee Chair (b)	$13,125
All Other Directors	$11,875

Director Annual Compensation Limits — 2017 (in whole dollars)

Position	Annual Limit
Chairman	$120,000	(c)
Vice Chairman	$105,000
Committee Chair	$105,000
All Other Directors	$95,000

Director Fees — 2018 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(d)
Chairman	$15,930
Vice Chairman	$14,060
Committee Chair (b)	$14,060
All Other Directors	$12,810

Director Annual Compensation Limits — 2018 (in whole dollars)

Position	Annual Limit
Chairman	$127,500
Vice Chairman	$112,500
Committee Chair	$112,500
All Other Directors	$102,500

(a)         The numbers in this column represent payments for each of eight meetings attended.

(b)         A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.  In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(c)          The Chairman received an additional fee of $10,000 (payable in the amount of $2,500 per quarter) in 2017 for service as the Chair of the Council of Federal Home Loan Banks.

(d)         The numbers in this column represent payments for each of seven meetings attended.  If an eighth meeting is attended, the Chairman will receive $15,990 for that meeting; the Vice Chairman will receive $14,080 for that meeting; Committee Chairs will receive $14,080 for that meeting; and all other Directors will receive $12,830 for that meeting.

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

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2018 and December 31, 2017:

		Number	Percent
	February 28, 2018	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	18,981	28.89%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,335	11.16
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,919	9.01
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	151	0.23
		6,070	9.24
		32,386	49.29%

		Number	Percent
	December 31, 2017	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	21,523	31.79%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,335	10.83
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,887	8.70
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	151	0.22
		6,038	8.92
		34,896	51.54%

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
Sterling National Bank	Monte N. Redman	Lake Success	NY	2,367	3.50%
Investors Bank	Kevin Cummings	Short Hills	NJ	2,315	3.42%
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	1,268	1.87%
The Provident Bank	Christopher P.Martin	Iselin	NJ	809	1.19%
Flushing Bank	John R. Buran	Uniondale	NY	601	0.89%
Dime Community Bank	Kenneth J. Mahon	Brooklyn	NY	597	0.88%
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	291	0.43%
Banco Popular North America	Carlos J. Vázquez	San Juan	PR	287	0.42%
Mahopac Bank	James W. Fulmer	Batavia	NY	127	0.19%
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	74	0.11%
Evans Bank, N.A	David J. Nasca	Hamburg	NY	49	0.07%
The Bank of Castile	James W. Fulmer	Batavia	NY	44	0.07%
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	28	0.04%
				8,857	13.08%

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

Director Independence

In General

During the period from January 1, 2017 through and including the date of this annual report on Form 10-K, the Bank had a total of 21 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, for disclosure purposes, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.  In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2017 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2017 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Caren Franzini, Michael M. Horn, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, Thomas L. Hoy, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Monte N. Redman, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2017 through and including the date of this annual report on Form 10-K (Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, Thomas L. Hoy, Christopher P. Martin and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2017 through and including the date of this annual report on Form 10-K (Caren Franzini, Larry E. Thompson and Ángela Weyne) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee. Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2017 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (“C&HRC”).  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2017 through and including the date of this annual report on Form 10-K (James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2017 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli and DeForest B. Soaries, Jr.) were independent under the NYSE independence standards for such committee members.

Item 14.                                                  Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years ended December 31,
	2017 (a)	2016 (a)	2015 (a)

Audit Fees and Expenses	$828	$859	$836
Audit-related Fees	60	261	189
Tax Fees	8	26	3
All Other Fees	4	10	23
Total	$900	$1,156	$1,051

(a)         The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $62 thousand, $58 thousand and $55 thousand for 2017, 2016 and 2015, incurred in connection with the audit of the combined financial statements published by the OF.

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

Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm.

We have adopted a policy that prohibits our independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services.  This policy also mandates that the audit and non-audit services and related budget be approved by the full Audit Committee or Audit Committee Chair in advance, and that the Audit Committee be provided with periodic reporting on actual spending.  In accordance with this policy, all services to be performed by PwC were pre-approved by either the full Audit Committee or the Audit Committee Chair.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/22/2018
4.01	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018
10.01	Bank 2016 Incentive Compensation Plan (a)		10-K	3/21/2016
10.02	Bank 2017 Incentive Compensation Plan (a)		10-K	3/21/2017
10.03	Bank 2018 Incentive Compensation Plan (a)	X
10.04	2016 Director Compensation Policy (a)		10-K	3/21/2016
10.05	2017 Director Compensation Policy (a)		10-K	3/21/2017
10.06	2018 Director Compensation Policy(a)	X
10.07	Bank Amended and Restated Severance Pay Plan (a)		10-K	3/21/2017
10.08	Qualified Defined Benefit Plan (a)		10-K	3/25/2013
10.09	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.10	Bank Amended and Restated Benefit Equalization Plan (2016) (a)		10-K	3/21/2016
10.11	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan (2017)		8-K	12/9/2016
10.12	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan (2018)	X
10.13	Nonqualified Deferred Incentive Compensation Plan (a)		8-K	12/9/2016
10.14	Thrift Restoration Plan (a)		10-Q	8/12/2010
10.15	Bank Amended and Restated Bank Profit Sharing Plan (a)		10-K	3/25/2013
10.16	Compensatory Arrangements for Named Executive Officers (a)	X
10.17	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.18	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee (a)		10-K	3/21/2016
10.19	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date:  March 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 22, 2018
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief	March 22, 2018
Kevin M. Neylan	Financial Officer
(Principal Financial Officer)

/s/ Backer Ali	Vice President, Chief Accounting	March 22, 2018
Backer Ali	Officer and Controller
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 22, 2018
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of	March 22, 2018
Larry E. Thompson	Directors

/s/ Kevin Cummings	Director	March 22, 2018
Kevin Cummings

/s/ Anne Evans Estabrook	Director	March 22, 2018
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 22, 2018
Joseph R. Ficalora

/s/ Jay M. Ford	Director	March 22, 2018
Jay M. Ford

/s/ Michael M. Horn	Director	March 22, 2018
Michael M. Horn

/s/ Thomas L. Hoy	Director	March 22, 2018
Thomas L. Hoy

/s/ Gerald H. Lipkin	Director	March 22, 2018
Gerald H. Lipkin

/s/ Kenneth J. Mahon	Director	March 22, 2018
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 22, 2018
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 22, 2018
Richard S. Mroz

/s/ David J. Nasca	Director	March 22, 2018
David J. Nasca

/s/ C. Cathleen Raffaeli	Director	March 22, 2018
C. Cathleen Raffaeli

/s/ Monte N. Redman	Director	March 22, 2018
Monte N. Redman

/s/ Edwin C. Reed	Director	March 22, 2018
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 22, 2018
DeForest B. Soaries, Jr.

/s/ Carlos J. Vázquez	Director	March 22, 2018
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 22, 2018
Ángela Weyne