Form 10-Q
period 2018-03-31
Federal Home Loan Bank of New York
filed 2018-05-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2018 was 64,091,923.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks (Note 3)	$86,567	$127,403
Securities purchased under agreements to resell (Note 4)	4,050,000	2,700,000
Federal funds sold (Note 4)	11,300,000	10,326,000
Trading securities (Note 5) (Includes $239,868 pledged as collateral at March 31, 2018 and $239,064 at December 31, 2017)	2,241,243	1,641,568
Equity Investments (Note 6)	48,909	—
Available-for-sale securities, net of unrealized gains of $5,129 at March 31, 2018 and $10,178 at December 31, 2017 (Note 7)	504,403	577,269
Held-to-maturity securities (Note 8) (Includes $5,471 pledged as collateral at March 31, 2018 and $5,728 at December 31, 2017)	18,161,918	17,824,533
Advances (Note 9) (Includes $751,568 at March 31, 2018 and $2,205,624 at December 31, 2017 at fair value under the fair value option)	112,201,969	122,447,805
Mortgage loans held-for-portfolio, net of allowance for credit losses of $697 at March 31, 2018 and $992 at December 31, 2017 (Note 10)	2,879,506	2,896,976
Accrued interest receivable	250,998	226,981
Premises, software, and equipment	30,412	29,697
Derivative assets (Note 17)	117,676	112,742
Other assets	8,005	7,398

Total assets	$151,881,606	$158,918,372

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,259,598	$1,142,056
Non-interest-bearing demand	17,035	17,999
Term	33,000	36,000

Total deposits	1,309,633	1,196,055

Consolidated obligations, net (Note 12)
Bonds (Includes $129,721 at March 31, 2018 and $1,131,074 at December 31, 2017 at fair value under the fair value option)	85,655,531	99,288,048
Discount notes (Includes $1,566,028 at March 31, 2018 and $2,312,621 at December 31, 2017 at fair value under the fair value option)	56,509,976	49,613,671

Total consolidated obligations	142,165,507	148,901,719

Mandatorily redeemable capital stock (Note 14)	18,764	19,945

Accrued interest payable	147,257	162,176
Affordable Housing Program (Note 13)	137,256	131,654
Derivative liabilities (Note 17)	17,634	61,607
Other liabilities	202,853	204,178

Total liabilities	143,998,904	150,677,334

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 63,114 at March 31, 2018 and 67,500 at December 31, 2017	6,311,396	6,750,005
Retained earnings
Unrestricted	1,070,847	1,067,097
Restricted (Note 14)	504,430	479,185
Total retained earnings	1,575,277	1,546,282
Total accumulated other comprehensive income (loss)	(3,971)	(55,249)

Total capital	7,882,702	8,241,038

Total liabilities and capital	$151,881,606	$158,918,372

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
Interest income
Advances, net (Note 9)	$546,460	$316,771
Interest-bearing deposits	64	35
Securities purchased under agreements to resell (Note 4)	10,109	3,305
Federal funds sold (Note 4)	67,518	27,601
Trading securities (Note 5)	9,124	139
Available-for-sale securities (Note 7)	2,845	2,251
Held-to-maturity securities (Note 8)	110,315	86,419
Mortgage loans held-for-portfolio (Note 10)	24,203	22,858
Loans to other FHLBanks (Note 20)	7	8

Total interest income	770,645	459,387

Interest expense
Consolidated obligation bonds (Note 12)	366,174	206,484
Consolidated obligation discount notes (Note 12)	207,380	77,173
Deposits (Note 11)	3,505	1,824
Mandatorily redeemable capital stock (Note 14)	333	404
Cash collateral held and other borrowings	234	53

Total interest expense	577,626	285,938

Net interest income before provision for credit losses	193,019	173,449

Provision (Reversal) for credit losses on mortgage loans	(380)	(301)

Net interest income after provision for credit losses	193,399	173,750

Other income (loss)
Service fees and other	3,721	3,252
Instruments held at fair value - Unrealized gains (losses) (Note 18)	(53)	1,719
Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 17)	(18,800)	(702)
Net gains (losses) on Trading securities	(3,201)	(52)
Fair value gains (losses) on Equity Investments (Note 6)	(260)	—
Provision for litigation settlement on derivative contracts	—	(70,000)

Total other income (loss)	(18,593)	(65,783)

Other expenses
Operating	9,957	8,478
Compensation and benefits	18,768	17,366
Finance Agency and Office of Finance	4,259	3,776
Other expenses	1,535	1,008
Total other expenses	34,519	30,628

Income before assessments	140,287	77,339

Affordable Housing Program Assessments (Note 13)	14,062	7,774

Net income	$126,225	$69,565

Basic earnings per share (Note 15)	$1.93	$1.12

Cash dividends paid per share	$1.64	$1.42

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017

Net Income	$126,225	$69,565
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(125)	2,704
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	875	5,864
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	875	5,864
Net change in unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	54,738	10,086
Reclassification of losses included in net income	35	309
Total net change in unrealized gains (losses) relating to hedging activities	54,773	10,395
Net change in pension and postretirement benefits	679	340
Total other comprehensive income (loss)	56,202	19,303
Total comprehensive income	$182,427	$88,868

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2018 and 2017

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	9,879	987,901	—	—	—	—	987,901
Repurchase/redemption of capital stock	(13,216)	(1,321,651)	—	—	—	—	(1,321,651)
Shares reclassified to mandatorily redeemable capital stock	(2)	(215)	—	—	—	—	(215)
Cash dividends ($1.42 per share) on capital stock	—	—	(86,953)	—	(86,953)	—	(86,953)
Comprehensive income	—	—	52,736	16,829	69,565	19,303	88,868

Balance, March 31, 2017	59,738	$5,973,801	$994,457	$400,120	$1,394,577	$(76,347)	$7,292,031

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	18,716	1,871,635	—	—	—	—	1,871,635
Repurchase/redemption of capital stock	(23,101)	(2,310,120)	—	—	—	—	(2,310,120)
Shares reclassified to mandatorily redeemable capital stock	(1)	(124)	—	—	—	—	(124)
Cash dividends ($1.64 per share) on capital stock	—	—	(102,154)	—	(102,154)	—	(102,154)
Comprehensive income	—	—	100,980	25,245	126,225	56,202	182,427

Balance, March 31, 2018	63,114	$6,311,396	$1,070,847	$504,430	$1,575,277	$(3,971)	$7,882,702

(a)         Putable stock

(b)         Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trusts from AFS to Equity Investments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
Operating activities

Net Income	$126,225	$69,565

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	63,213	(5,143)
Concessions on consolidated obligations	721	1,067
Premises, software, and equipment	1,286	911
Provision for litigation settlement on derivative contracts	—	70,000
Provision/(Reversal) for credit losses on mortgage loans	(380)	(301)
Change in net fair value adjustments on derivatives and hedging activities	124,780	12,917
Net realized and unrealized losses on trading securities	3,201	52
Change in fair value on Equity Investments	260	—
Change in fair value adjustments on financial instruments held at fair value	53	(1,655)
Net change in:
Accrued interest receivable	(24,305)	(9,599)
Derivative assets due to accrued interest	(22,499)	(8,651)
Derivative liabilities due to accrued interest	31,886	463
Other assets	(770)	1,282
Affordable Housing Program liability	5,602	(7,250)
Accrued interest payable	(14,919)	15,621
Other liabilities	5,145	5,209
Total adjustments	173,274	74,923
Net cash provided by operating activities	299,499	144,488
Investing activities
Net change in:
Interest-bearing deposits	(12,100)	28,851
Securities purchased under agreements to resell	(1,350,000)	540,000
Federal funds sold	(974,000)	(6,125,000)
Deposits with other FHLBanks	104	114
Premises, software, and equipment	(2,002)	(9,233)
Trading securities:
Purchased (a)	(596,033)	—
Proceeds from sales	—	100,164
Equity Investments (b):
Purchased	(838)	—
Proceeds from sales	505	—
Available-for-sale securities (b):
Purchased	—	(1,733)
Repayments	24,197	36,871
Proceeds from sales	—	483
Held-to-maturity securities (c):
Long-term securities
Purchased	(1,080,812)	(1,016,232)
Repayments	742,028	504,307
Advances:
Principal collected	249,613,786	216,325,400
Made	(239,644,909)	(208,589,243)
Mortgage loans held-for-portfolio:
Principal collected	65,246	68,375
Purchased	(49,152)	(110,027)
Proceeds from sales of REO	316	663
Net change in loans to other FHLBanks	—	255,000
Net cash provided by investing activities	6,736,336	2,008,760

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
Financing activities
Net change in:
Deposits and other borrowings	$124,512	$71,829
Derivative contracts with financing element	(2,727)	(4,552)
Consolidated obligation bonds:
Proceeds from issuance	26,598,486	18,342,032
Payments for maturing and early retirement	(40,136,378)	(16,954,757)
Consolidated obligation discount notes:
Proceeds from issuance	288,894,082	218,868,864
Payments for maturing	(282,012,702)	(222,055,972)
Capital stock:
Proceeds from issuance of capital stock	1,871,635	987,901
Payments for repurchase/redemption of capital stock	(2,310,120)	(1,321,651)
Redemption of mandatorily redeemable capital stock	(1,305)	(11,144)
Cash dividends paid (d)	(102,154)	(86,953)
Net cash used in financing activities	(7,076,671)	(2,164,403)
Net decrease in cash and due from banks	(40,836)	(11,155)
Cash and due from banks at beginning of the period (e)	127,403	151,769
Cash and due from banks at end of the period (e)	$86,567	$140,614

Supplemental disclosures:
Interest paid	$366,398	$207,446
Interest paid for Discount Notes (f)	$183,461	$67,407
Affordable Housing Program payments (g)	$8,460	$15,024
Transfers of mortgage loans to real estate owned	$49	$313
Capital stock subject to mandatory redemption reclassified from equity	$124	$215
Securities traded but not settled	$—	$270,565

Notes to Supplemental Disclosure:

Non-cash transactions not included in the Statements of Cash Flows in the three months ended March 31, 2018:

(a)              Ambac corporate notes at fair values of $3.6 million were received as non-cash considerations on mortgage-backed securities insured by the Ambac Corporation.  The notes were designated as Trading Securities.

(b)              Equity Investments at fair values of $48.6 million were recorded at January 1, 2018 as a non-cash transfer from the available-for-sale category to Equity Investments upon adoption of ASU 2016-01.  The ASU requires certain equity investments to be measured at fair value through earnings, thus eliminating eligibility for the available-for-sale category.  Upon implementation of the ASU, a $4.9 million cumulative catch-up adjustment, representing net valuation gain at December 31, 2017, was reclassified from AOCI to retained earnings at January 1, 2018.

(c)               Non-cash $0.4 million principal pay-down on a held-to-maturity MBS that was also part of the considerations received from Ambac Corporation.

Other Notes

(d)              Does not include payments to holders of mandatorily redeemable capital stock.  Such payments are considered as interest expense and reported within operating cash flows.

(e)     Cash and due from banks did not include any restricted cash or cash equivalents.  Includes pass-thru reserves at the Federal Reserve Bank of New York.  See Note 3. Cash and Due from Banks for further information.

(f)                 Interest paid disclosures have been supplemented for the three months ended March 31, 2018 and 2017 under the disclosure guidance provided by ASU 2016-15 Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

(g)              AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the FHLBNY’s securities portfolios, and estimating fair values of certain assets and liabilities.  Other than the recently adopted policies as discussed below, there have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 22, 2018, which contains a summary of the Bank’s significant accounting policies and estimates.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The ASU also requires certain equity investments to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category.  Our analysis of this provision in the ASU identified certain mutual fund assets in grantor trusts that were designated as available-for-sale and subject to this provision of the ASU.  The adoption of the guidance on January 1, 2018, resulted in an immaterial cumulative catch-up reclassification of the fair values of the trust assets from AOCI to retained earnings.  Prior period financial statements would not be subject to restatement under the transition provisions of this ASU.

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

For information on policies adopted in 2017, see Recently Adopted Significant Accounting Policies in Note 1 in the Bank’s most recent Form 10-K filed on March 22, 2018.

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

While the FHLBNY is in the process of evaluating this ASU, we expect to realize operational benefits upon adoption, and potentially to also benefit from expanded hedging opportunities permitted under the ASU.  Other than changes in disclosures required under the ASU, the FHLBNY does not believe adoption will have a material effect on its financial condition, results of operations, and cash flows.

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

Lease Accounting.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  The FHLBNY will adopt the guidance on its effective date of January 1, 2019.  In 2017, we entered into long-term lease contracts for our office premises in New York and New Jersey.  Beginning January 1, 2019, all leases will be recognized on our balance sheet under ASU No. 2016-02 Leases (Topic 842).  Recognition of the “right-to-use” asset and an offsetting lease liability for our operating leases under the ASU would have a minimal impact on our statements of condition and the statements of income upon adoption.  The leasing standard is required to be applied to leases in existence as of the date of adoption, January 1, 2019, and under recent amendments to the ASU, entities may elect not to restate comparative periods.

Note 3.      Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There was no compensating balance at March 31, 2018; at December 31, 2017, the compensating balance at Citibank included in Cash and due from banks was $41.1 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $76.5 million at March 31, 2018 and $84.2 million at December 31, 2017.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At March 31, 2018 and December 31, 2017, the outstanding balances of Securities purchased under agreements to resell were $4.1 billion and $2.7 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities, market values $4.2 billion and $2.8 billion, were received at BONY to collateralize the overnight investments at March 31, 2018 and December 31, 2017.  No overnight investments had been executed bilaterally with counterparties.  Securities purchased under agreements to resell averaged $2.8 billion and $2.3 billion in the three months ended March 31, 2018 and 2017.  Interest income from securities purchased under agreements to resell were $10.1 million and $3.3 million for the three months ended March 31, 2018 and the same period in 2017.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at March 31, 2018 and December 31, 2017 (in thousands):

Fair value	March 31, 2018	December 31, 2017
GSE securities	$585,551	$356,899
Corporate notes	3,640	—
U.S. Treasury notes	1,412,184	1,045,605
U.S. Treasury bills	239,868	239,064
Total Trading securities	$2,241,243	$1,641,568

The FHLBNY received Ambac corporate notes from the Ambac Corporation as consideration for insurance claims on certain Ambac insured private-label mortgage-backed securities owned by the FHLBNY.  The Ambac notes were designated as trading securities.

The carrying values of trading securities included net unrealized fair value losses of $4.1 million at March 31, 2018 and $1.1 million at December 31, 2017.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $239.9 million at March 31, 2018 and $239.1 million at December 31, 2017 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (“CFTC”).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

The remaining maturities and estimated fair values of investments classified as trading (a) were as follows (dollars in thousands):

	March 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$585,551	$—	$585,551
Corporate notes	—	3,640	3,640
U.S. Treasury notes	1,412,184	—	1,412,184
U.S. Treasury bills	239,868	—	239,868
Total Trading securities	$2,237,603	$3,640	$2,241,243
Yield on Trading securities	1.71%	1.79%

	December 31, 2017
	Due in one year or less		Due after one year through five years		Total Fair Value
GSE securities	$210,390		$146,509		$356,899
U.S. Treasury notes	1,045,605		—		1,045,605
U.S. Treasury bills	239,064		—		239,064
Total Trading securities	$1,495,059	(b)	$146,509	(b)	$1,641,568
Yield on Trading securities	1.34%		1.28%

(a)         We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

(b)         Total amounts for the redemption categories were revised for mathematical errors. It was not necessary to revise any other data.

Note 6.                     Equity Investments

The carrying value of Equity Investments equals fair value.  The following table provides types of funds in the grantor trusts owned by the FHLBNY (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$541	$—	$—	$541
Equity funds	25,559	5,235	(80)	30,714
Fixed income funds	18,146	2	(494)	17,654
Total Equity Investments (a)	$44,246	$5,237	$(574)	$48,909

(a)         ASU 2016- 01 was adopted on January 1, 2018 and the FHLBNY made a non-cash transfer of grantor trusts to the Equity Investments category.  Prior to January 1, 2018 these investments were classified as available-for-sale.  The intent of the grantor trusts is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.

(b)         Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.

(c)          The grantor trusts invest in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The portion of unrealized gains and losses for the period related to Equity Investments still held was calculated as follows (in thousands):

Three Months Ended
March 31, 2018
Net gains and losses recognized during the period	$(260)
Less: Net gains and losses recognized during the period on equity investments sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity investments still held at the reporting date	$(260)

Note 7.                     Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At March 31, 2018 and December 31, 2017, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$467,660	$5,104	$—	$472,764
CMBS-Floating	31,614	25	—	31,639
Total Available-for-sale securities	$499,274	$5,129	$—	$504,403

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$893	$—	$—	$893
Equity funds (a)	24,869	5,126	(3)	29,992
Fixed income funds (a)	17,957	43	(243)	17,757
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	490,249	5,163	—	495,412
CMBS-Floating	33,123	92	—	33,215
Total Available-for-sale securities	$567,091	$10,424	$(246)	$577,269

(a)         At December 31, 2017, funds in the FHLBNY’s grantor trusts were designated as available-for-sale.  Upon adoption of ASU 2016-01, the funds were designated as Equity Investments.  For more information, see Note 6.  Equity Investments.

(b)         Recorded in AOCI — Net unrealized fair value gains were $5.1 million at March 31, 2018 and $10.2 million at December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at March 31, 2018, and no security was in a loss position for 12 months or longer in the first quarter 2018.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$31,614	$31,639	$33,123	$33,215
Due after ten years	467,660	472,764	490,249	495,412
Fixed income/bond funds, equity funds and cash equivalents (b)	—	—	43,719	48,642

Total Available-for-sale securities	$499,274	$504,403	$567,091	$577,269

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.  See Note 6. Equity Investments for more information.

(c)          Amortized cost is after adjusting for net unamortized discounts of $1.8 million and $1.9 million at March 31, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$467,660	$472,764	$490,249	$495,412
CMBS floating - LIBOR	31,614	31,639	33,123	33,215

Total Mortgage-backed securities (a)	$499,274	$504,403	$523,372	$528,627

(a)         Total will not agree to total AFS portfolio at December 31, 2017 because the grantor trusts, which primarily comprise of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$90,649	$—	$90,649	$6,882	$—	$97,531
Freddie Mac	17,987	—	17,987	1,257	—	19,244
Total pools of mortgages	108,636	—	108,636	8,139	—	116,775

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,936,703	—	1,936,703	9,287	(6,315)	1,939,675
Freddie Mac	1,173,809	—	1,173,809	7,806	(2,392)	1,179,223
Ginnie Mae	13,701	—	13,701	171	—	13,872
Total CMOs/REMICs	3,124,213	—	3,124,213	17,264	(8,707)	3,132,770

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,879,965	—	2,879,965	1,994	(44,120)	2,837,839
Freddie Mac	10,728,109	—	10,728,109	42,931	(60,482)	10,710,558
Total commercial mortgage-backed securities	13,608,074	—	13,608,074	44,925	(104,602)	13,548,397

Non-GSE MBS (c)
CMOs/REMICs	8,500	(163)	8,337	94	(146)	8,285

Asset-Backed Securities (c)
Manufactured housing (insured)	44,661	—	44,661	2,342	(27)	46,976
Home equity loans (insured)	84,144	(8,245)	75,899	28,589	(163)	104,325
Home equity loans (uninsured)	50,433	(5,520)	44,913	7,586	(771)	51,728
Total asset-backed securities	179,238	(13,765)	165,473	38,517	(961)	203,029

Total MBS	17,028,661	(13,928)	17,014,733	108,939	(114,416)	17,009,256

Other
State and local housing finance agency obligations	1,147,185	—	1,147,185	601	(27,070)	1,120,716
Total Held-to-maturity securities	$18,175,846	$(13,928)	$18,161,918	$109,540	$(141,486)	$18,129,972

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$97,579	$—	$97,579	$7,978	$—	$105,557
Freddie Mac	20,160	—	20,160	1,512	—	21,672
Total pools of mortgages	117,739	—	117,739	9,490	—	127,229

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,612,543	—	1,612,543	10,716	(662)	1,622,597
Freddie Mac	960,374	—	960,374	7,485	(404)	967,455
Ginnie Mae	14,513	—	14,513	175	—	14,688
Total CMOs/REMICs	2,587,430	—	2,587,430	18,376	(1,066)	2,604,740

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,955,640	—	2,955,640	8,497	(15,639)	2,948,498
Freddie Mac	10,834,852	—	10,834,852	76,196	(16,272)	10,894,776
Total commercial mortgage-backed securities	13,790,492	—	13,790,492	84,693	(31,911)	13,843,274

Non-GSE MBS (c)
CMOs/REMICs	9,159	(172)	8,987	85	(385)	8,687

Asset-Backed Securities (c)
Manufactured housing (insured)	47,660	—	47,660	2,439	(40)	50,059
Home equity loans (insured)	86,606	(8,746)	77,860	26,479	(21)	104,318
Home equity loans (uninsured)	52,740	(5,885)	46,855	7,847	(973)	53,729
Total asset-backed securities	187,006	(14,631)	172,375	36,765	(1,034)	208,106

Total MBS	16,691,826	(14,803)	16,677,023	149,409	(34,396)	16,792,036

Other
State and local housing finance agency obligations	1,147,510	—	1,147,510	204	(32,977)	1,114,737
Total Held-to-maturity securities	$17,839,336	$(14,803)	$17,824,533	$149,613	$(67,373)	$17,906,773

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

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions on the extent of expected reliance by the FHLBNY on insurance support by Ambac, AGM and MBIA to make whole expected cash shortfalls are noted under “Monoline insurance” within this Note 8.  Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $5.5 million at March 31, 2018 and $5.7 million at December 31, 2017, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$119,119	$(1)	$237,921	$(27,069)	$357,040	$(27,070)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,796,502	(36,034)	323,910	(14,401)	3,120,412	(50,435)
Freddie Mac	4,738,908	(54,295)	489,132	(8,579)	5,228,040	(62,874)
Total MBS-GSE	7,535,410	(90,329)	813,042	(22,980)	8,348,452	(113,309)
MBS-Private-Label	2,849	(3)	37,618	(1,264)	40,467	(1,267)
Total MBS	7,538,259	(90,332)	850,660	(24,244)	8,388,919	(114,576)
Total	$7,657,378	$(90,333)	$1,088,581	$(51,313)	$8,745,959	$(141,646)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$191,872	$(73)	$343,791	$(32,904)	$535,663	$(32,977)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,181,936	(7,047)	331,845	(9,254)	1,513,781	(16,301)
Freddie Mac	2,051,154	(8,968)	781,211	(7,708)	2,832,365	(16,676)
Total MBS-GSE	3,233,090	(16,015)	1,113,056	(16,962)	4,346,146	(32,977)
MBS-Private-Label	10,674	(41)	31,527	(1,545)	42,201	(1,586)
Total MBS	3,243,764	(16,056)	1,144,583	(18,507)	4,388,347	(34,563)
Total	$3,435,636	$(16,129)	$1,488,374	$(51,411)	$4,924,010	$(67,540)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $27.1 million at March 31, 2018 and $33.0 million at December 31, 2017.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of March 31, 2018 all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$11,400	$11,400	$11,400	$11,388
Due after one year through five years	5,785	5,821	5,785	5,855
Due after five years through ten years	47,830	46,410	47,830	45,602
Due after ten years	1,082,170	1,057,085	1,082,495	1,051,892
State and local housing finance agency obligations	1,147,185	1,120,716	1,147,510	1,114,737

Mortgage-backed securities
Due in one year or less	999,800	996,303	880,774	880,780
Due after one year through five years	4,863,119	4,876,122	4,617,456	4,670,742
Due after five years through ten years	7,675,387	7,607,141	8,225,685	8,225,011
Due after ten years	3,490,355	3,529,690	2,967,911	3,015,503
Mortgage-backed securities	17,028,661	17,009,256	16,691,826	16,792,036

Total Held-to-maturity securities	$18,175,846	$18,129,972	$17,839,336	$17,906,773

(a)         Amortized cost is after adjusting for net unamortized premiums of $50.5 million and $51.8 million (net of unamortized discounts) at March 31, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2018		December 31, 2017
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$831,223	$831,059	$880,842	$880,671
Floating	2,299,963	2,299,963	1,714,068	1,714,068
Total CMO	3,131,186	3,131,022	2,594,910	2,594,739
CMBS
Fixed	7,383,087	7,383,087	7,310,487	7,310,487
Floating	6,224,987	6,224,987	6,480,005	6,480,005
Total CMBS	13,608,074	13,608,074	13,790,492	13,790,492
Pass Thru (a)
Fixed	248,385	235,157	262,569	248,499
Floating	41,016	40,480	43,855	43,293
Total Pass Thru	289,401	275,637	306,424	291,792
Total MBS	17,028,661	17,014,733	16,691,826	16,677,023
State and local housing finance agency obligations
Fixed	7,990	7,990	8,010	8,010
Floating	1,139,195	1,139,195	1,139,500	1,139,500
Total State and local housing finance agency obligations	1,147,185	1,147,185	1,147,510	1,147,510
Total Held-to-maturity securities	$18,175,846	$18,161,918	$17,839,336	$17,824,533

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

OTTI — No OTTI was recorded in any periods in this report.  Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at March 31, 2018.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at March 31, 2018, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$22,731	$29,117
Realized credit losses	(49)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1,590)	(2,295)
Ending balance	$21,092	$26,822

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees were assumed in 2018.  For bond insurer Ambac, our analysis has determined improvements in the insurer’s financial position, and we have expanded the reliance basis from 45% at December 31, 2017 to 100% at March 31, 2018 for all periods through March 31, 2024.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                                               Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$73,727,881	1.94%	65.40%	$85,291,491	1.62%	69.51%
Due after one year through two years	19,524,150	1.98	17.32	16,866,935	1.78	13.74
Due after two years through three years	7,988,619	2.09	7.09	9,513,504	1.97	7.75
Due after three years through four years	4,400,727	2.26	3.90	5,173,778	2.18	4.22
Due after four years through five years	2,301,111	2.45	2.04	2,757,648	2.42	2.25
Thereafter	4,796,076	2.37	4.25	3,104,085	2.27	2.53

Total par value	112,738,564	2.00%	100.00%	122,707,441	1.72%	100.00%

Hedge valuation basis adjustments (b)	(538,163)			(265,260)
Fair value option valuation adjustments and accrued interest (c)	1,568			5,624

Total	$112,201,969			$122,447,805

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

Note 10.                                                        Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance® program loans, or (MPF®), are mortgage loans held-for-portfolio.  The FHLBNY participates in the MPF program by purchasing conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”).  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$226,784	8.00%	$238,057	8.35%
Fixed long-term single-family mortgages	2,607,254	92.00	2,612,315	91.65

Total par value	2,834,038	100.00%	2,850,372	100.00%

Unamortized premiums	46,890		48,011
Unamortized discounts	(1,859)		(1,833)
Basis adjustment (b)	1,134		1,418

Total mortgage loans held-for-portfolio	2,880,203		2,897,968
Allowance for credit losses	(697)		(992)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,879,506		$2,896,976

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $33.7 million and $33.3 million at March 31, 2018 and December 31, 2017.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million for the three months ended March 31, 2018 and 2017.  These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance Methodology for Loan Losses

Allowance policy — Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers a loan to be seriously delinquent when it is past due 90 days or more.  The FHLBNY considers the occurrence of serious delinquency as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis by looking to the value of the real property collateral.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures estimated incurred credit losses on a collective basis and records a valuation reserve.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2018	2017
Allowance for credit losses:
Beginning balance	$992	$1,554
Charge-offs	(64)	(108)
Recoveries	149	—
Provision (Reversal) for credit losses on mortgage loans	(380)	(301)
Ending balance	$697	$1,145

Ending balance, individually evaluated for impairment	$98	$380
Ending balance, collectively evaluated for impairment	599	765
Total Allowance for credit losses	$697	$1,145

Mortgage Loans — Non-performing Loans

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (Unpaid principal balances (“UPB”), in thousands):

	March 31, 2018	December 31, 2017
Total Mortgage loans, net of allowance for credit losses (a)	$2,879,506	$2,896,976
Non-performing mortgage loans - Conventional (a)(b)	$11,384	$13,272
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,373	$5,582

(a)         Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.

(b)         Data in this table represents UPB, and would not agree to data reported in other tables at “recorded investment,” which includes interest receivable.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	March 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$13,536	$13,441	$—	$13,709
With a related allowance	920	905	98	1,329
Total individually measured for impairment	$14,456	$14,346	$98	$15,038

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,343	$14,222	$—	$14,386
With a related allowance	1,509	1,494	210	1,393
Total individually measured for impairment	$15,852	$15,716	$210	$15,779

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

(d)         Represents the average recorded investment for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	March 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$240,005	$233,824	$—	$240,774
Uninsured loans	2,640,180	2,585,868	599	2,643,366
Total loans collectively measured for impairment	$2,880,185	$2,819,692	$599	$2,884,140

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$241,575	$235,232	$—	$238,661
Uninsured loans	2,654,882	2,599,424	782	2,602,298
Total loans collectively measured for impairment	$2,896,457	$2,834,656	$782	$2,840,959

(a)         Represents the average recorded investment for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2018		December 31, 2017
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$19,510	$11,774	$18,216	$12,561
Past due 60 - 89 days	3,647	2,731	3,914	2,712
Past due 90 - 179 days	1,652	1,799	3,860	2,545
Past due 180 days or more	9,767	3,908	9,464	3,378
Total past due	34,576	20,212	35,454	21,196
Total current loans	2,620,060	219,793	2,635,280	220,379
Total mortgage loans	$2,654,636	$240,005	$2,670,734	$241,575
Other delinquency statistics:
Loans in process of foreclosure, included above	$6,325	$2,594	$6,191	$2,524
Number of foreclosures outstanding at period end	49	20	48	23
Serious delinquency rate (a)	0.43%	2.38%	0.50%	2.45%
Serious delinquent loans total used in calculation of serious delinquency rate	$11,461	$5,707	$13,324	$5,923
Past due 90 days or more and still accruing interest	$—	$5,707	$—	$5,923
Loans on non-accrual status	$11,419	$—	$13,324	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$8,420	$596	$8,772	$648
Modified loans under MPF® program	$1,129	$—	$1,144	$—
Real estate owned	$625		$682

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Note 11.                                                        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	March 31, 2018	December 31, 2017
Interest-bearing deposits
Interest-bearing demand	$1,259,598	$1,142,056
Term (a)	33,000	36,000
Total interest-bearing deposits	1,292,598	1,178,056
Non-interest-bearing demand	17,035	17,999
Total deposits (b)	$1,309,633	$1,196,055

(a)         Term deposits were for periods of one year or less.

(b)         Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC.  Deposits are received in the ordinary course of the FHLBNY’s business.  The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)

Due in one year or less
Interest-bearing deposits (a)	$1,292,598	1.30%	$1,178,056	0.85%
Non-interest-bearing deposits	17,035		17,999
Total deposits	$1,309,633		$1,196,055

(a)         Primarily adjustable rate.

(b)         The weighted average interest rate is calculated based on the average balance.

Note 12.                                                  Consolidated Obligations.

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

Consolidated obligation discount notes (“CO discount notes”, “Discount notes”, or “Consolidated discount notes”) are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The following table summarizes Consolidated obligations issued by the FHLBNY and outstanding at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017

Consolidated obligation bonds-amortized cost	$85,334,988	$98,878,469
Hedge valuation basis adjustments (a)	187,282	273,585
Hedge basis adjustments on terminated hedges (b)	133,540	134,920
FVO (c) - valuation adjustments and accrued interest	(279)	1,074

Total Consolidated obligation bonds	$85,655,531	$99,288,048

Discount notes-amortized cost	$56,508,323	$49,610,668
FVO (c) - valuation adjustments and remaining accretion	1,653	3,003

Total Consolidated obligation discount notes	$56,509,976	$49,613,671

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2018			December 31, 2017
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$68,346,815	1.62%	80.11%	$82,118,565	1.30%	83.07%
Over one year through two years	6,975,540	1.81	8.18	7,363,255	1.43	7.45
Over two years through three years	2,830,530	2.01	3.32	2,462,400	1.91	2.49
Over three years through four years	1,342,180	2.28	1.57	1,158,595	2.18	1.17
Over four years through five years	1,782,740	2.20	2.09	1,640,835	2.13	1.66
Thereafter	4,034,000	3.40	4.73	4,107,500	3.35	4.16

Total par value	85,311,805	1.75%	100.00%	98,851,150	1.44%	100.00%

Bond premiums (b)	52,472			54,654
Bond discounts (b)	(29,289)			(27,335)
Hedge valuation basis adjustments (c)	187,282			273,585
Hedge basis adjustments on terminated hedges (d)	133,540			134,920
FVO (e) - valuation adjustments and accrued interest	(279)			1,074

Total Consolidated obligation-bonds	$85,655,531			$99,288,048

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$21,815,805	25.57%	$24,080,150	24.36%
Fixed-rate, callable	3,528,000	4.14	3,658,000	3.70
Step Up, callable	428,000	0.50	253,000	0.26
Single-index floating rate	59,540,000	69.79	70,860,000	71.68

Total par value	85,311,805	100.00%	98,851,150	100.00%

Bond premiums	52,472		54,654
Bond discounts	(29,289)		(27,335)
Hedge valuation basis adjustments (a)	187,282		273,585
Hedge basis adjustments on terminated hedges (b)	133,540		134,920
FVO (c) - valuation adjustments and accrued interest	(279)		1,074

Total Consolidated obligation-bonds	$85,655,531		$99,288,048

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

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2018	December 31, 2017

Par value	$56,605,870	$49,685,334
Amortized cost	$56,508,323	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	1,653	3,003
Total discount notes	$56,509,976	$49,613,671

Weighted average interest rate	1.59%	1.23%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2018.  The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2018	2017

Beginning balance	$131,654	$125,062
Additions from current period’s assessments	14,062	7,774
Net disbursements for grants and programs	(8,460)	(15,024)
Ending balance	$137,256	$117,812

Note 14.                                                              Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2018		December 31, 2017
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$862,226	$7,905,437	$912,620	$8,316,231
Total capital-to-asset ratio	4.00%	5.20%	4.00%	5.23%
Total capital (b)	$6,075,264	$7,905,437	$6,356,735	$8,316,231
Leverage ratio	5.00%	7.81%	5.00%	7.85%
Leverage capital (c)	$7,594,080	$11,858,155	$7,945,919	$12,474,347

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

(d)         Required minimum.

(e)          Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	March 31, 2018	December 31, 2017

Redemption less than one year	$12,633	$13,672
Redemption from one year to less than three years	1,142	1,145
Redemption from three years to less than five years	442	445
Redemption from five years or greater	4,547	4,683

Total	$18,764	$19,945

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2018	2017

Beginning balance	$19,945	$31,435
Capital stock subject to mandatory redemption reclassified from equity	124	215
Redemption of mandatorily redeemable capital stock (a)	(1,305)	(11,144)
Ending balance	$18,764	$20,506
Accrued interest payable (b)	$308	$325

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 6.50% for the three months ended March 31, 2018 and 5.65% for the three months ended March 31, 2017.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $504.4 million and $479.2 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 15.                                         Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2018	2017

Net income	$126,225	$69,565

Net income available to stockholders	$126,225	$69,565

Weighted average shares of capital	65,718	62,168
Less: Mandatorily redeemable capital stock	(192)	(233)
Average number of shares of capital used to calculate earnings per share	65,526	61,935

Basic earnings per share	$1.93	$1.12

Note 16.                                                  Employee Retirement Plans.

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

For more information about employee retirement plans, see Note 15. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 22, 2018.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2018	2017
Defined Benefit Plan	$1,875	$1,875
Benefit Equalization Plans (defined benefit and defined contribution)	1,684	1,384
Defined Contribution Plans	642	539
Postretirement Health Benefit Plan	(80)	(124)

Total retirement plan expenses	$4,121	$3,674

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service cost	$274	$222
Interest cost	539	524
Amortization of unrecognized net loss	886	638

Net periodic benefit cost -Defined Benefit BEP	1,699	1,384

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	(15)	—
Total	$1,684	$1,384

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2018	2017

Service cost (benefits attributed to service during the period)	$27	$30
Interest cost on accumulated postretirement health benefit obligation	142	144
Amortization of loss/(gain)	191	141
Amortization of prior service (credit)/cost	(440)	(439)

Net periodic postretirement health benefit (income) (a)	$(80)	$(124)

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Note 17.                                         Derivatives and Hedging Activities.

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates and Note 16.  Derivatives and Hedging Activities in the Bank’s most recent Form 10-K filed on March 22, 2018.

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

The majority of OTC derivative contracts at March 31, 2018 and December 31, 2017 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

Credit risk on bilateral OTC — bilateral or uncleared derivative contracts — For derivatives that are not eligible for clearing with a DCO under the Dodd-Frank Act, the FHLBNY is subject to credit risk as a result of

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

non-performance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and makes estimates of the collateral values in analyzing counterparty non-performance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its bilaterally executed derivative transactions under ISDA master netting agreements.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO.  At March 31, 2018 and December 31, 2017, our analysis concluded that variation margin exchanged with the DCOs - Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”) were the daily settlement values of the derivative contracts, and not as collateral, and a direct reduction of the fair values of the open contracts.

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

	March 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$247,094	$102,217	$207,922	$103,901
Cleared derivatives	275,021	275,763	672,494	221,976
Total derivatives fair values	522,115	377,980	880,416	325,877
Variation margin (Note 1)	—	—	(465,803)	—
Total gross recognized amount	522,115	377,980	414,613	325,877
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(130,209)	(86,113)	(95,190)	(57,594)
Cleared derivatives	(274,245)	(274,245)	(206,691)	(206,691)
Total gross amounts of netting adjustments and cash collateral	(404,454)	(360,358)	(301,881)	(264,285)
Net amounts after offsetting adjustments and cash collateral	$117,661	$17,622	$112,732	$61,592

Uncleared derivatives	$116,885	$16,104	$112,732	$46,307
Cleared derivatives	776	1,518	—	15,285
Total net amounts after offsetting adjustments and cash collateral	$117,661	$17,622	$112,732	$61,592
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$15	$12	$10	$15
Total derivative assets and total derivative liabilities
Uncleared derivatives	116,900	16,116	112,742	46,322
Cleared derivatives	776	1,518	—	15,285
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$117,676	$17,634	$112,742	$61,607
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin for cleared derivatives (d)	$239,868	$—	$239,064	$—
Cannot be sold or repledged
Uncleared derivatives	(102,201)	—	(103,036)	—

Total non-cash collateral	137,667	—	136,028	—
Total net amount (e)	$255,343	$17,634	$248,770	$61,607
Net unsecured amount - Represented by:
Uncleared derivatives	$14,699	$16,116	$9,706	$46,322
Cleared derivatives	240,644	1,518	239,064	15,285
Total net amount (e)	$255,343	$17,634	$248,770	$61,607

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments.

(b)         Amounts represented Derivative assets and liabilities recorded in the Statements of Conditions.  Derivative balances are not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote c below).

(c)          Non-cash collateral received or pledged — For bilateral derivatives, certain counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral.  Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary.  For cleared derivatives, we have also pledged marketable securities to collateralize initial margin as required under the CFTC rules.

(d)         Securities pledged to Derivative Clearing Organization to fulfill our initial margin obligations on cleared derivatives.  Securities pledged may be sold or repledged if the FHLBNY defaults on our obligations under rules established by the CFTC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(e)          Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY.  Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note 1      As discussed previously in this Note 17, variation margin is exchanged daily between the DCOs and the FHLBNY for cleared derivatives, and generally represented daily settlement of mark-to-market gains and losses on the derivative contracts.  At March 31, 2018, variation margin received from DCOs was $624.9 million and was netted as settlements of gross derivative fair values on a line-by-line basis as reported in the table above.  At December 31, 2017, $465.8 million in variation margin received by the FHLBNY was netted and reported in aggregate as a reduction of the gross derivative fair values.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$67,021,783	$414,980	$271,069
Total derivatives in hedging relationships	67,021,783	414,980	271,069

Derivatives not designated as hedging instruments
Interest rate swaps	45,471,711	104,171	98,693
Interest rate caps or floors	2,695,000	2,211	—
Mortgage delivery commitments	18,846	15	12
Other (b)	410,000	753	8,218
Total derivatives not designated as hedging instruments	48,595,557	107,150	106,923

Total derivatives before netting and collateral adjustments	$115,617,340	522,130	377,992
Netting adjustments		(337,194)	(337,194)
Cash Collateral and related accrued interest		(67,260)	(23,164)
Total netting adjustments and cash collateral		(404,454)	(360,358)
Total derivative assets and total derivative liabilities		$117,676	$17,634
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,868
Security collateral received from counterparty (d)		(102,201)
Net security		137,667
Net exposure		$255,343

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$71,755,576	$840,933	$267,888
Total derivatives in hedging relationships	71,755,576	840,933	267,888

Derivatives not designated as hedging instruments
Interest rate swaps	40,327,013	32,655	52,448
Interest rate caps or floors	2,695,000	893	—
Mortgage delivery commitments	12,952	10	15
Other (b)	386,000	5,935	5,541
Total derivatives not designated as hedging instruments	43,420,965	39,493	58,004

Total derivatives before netting, collateral adjustments and variation margin	$115,176,541	880,426	325,892
Variation margin (c)		(465,803)	—
Total derivatives before netting and collateral adjustments		414,623	325,892
Netting adjustments		(253,221)	(253,221)
Cash Collateral and related accrued interest		(48,660)	(11,064)
Total netting adjustments and cash collateral		(301,881)	(264,285)
Total derivative assets and total derivative liabilities		$112,742	$61,607
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,064
Security collateral received from counterparty (d)		(103,036)
Net security		136,028
Net exposure		$248,770

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

(c)          Variation margin — See Note 1 in the previous table.

(d)         Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2018 and December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2018
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$272,102	$(272,872)	$(770)	$11,011
Consolidated obligation bonds	(83,925)	86,303	2,378	(2,263)
Net gains (losses) related to fair value hedges	188,177	(186,569)	1,608	$8,748
Cash flow hedges	(95)		(95)	$(5,496)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(19,823)		(19,823)
Caps or floors	1,308		1,308
Mortgage delivery commitments	(184)		(184)
Swaps economically hedging instruments designated under FVO	64		64
Accrued interest-swaps (a)	442		442
Net gains (losses) related to derivatives not designated as hedging instruments	(18,193)		(18,193)
Price alignment - cleared swaps settlement to market	(2,120)		(2,120)
Net gains (losses) on derivatives and hedging activities	$167,769	$(186,569)	$(18,800)

	Three months ended March 31, 2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$89,348	$(88,837)	$511	$(56,150)
Consolidated obligation bonds	(22,919)	21,979	(940)	10,582
Net gains (losses) related to fair value hedges	66,429	(66,858)	(429)	$(45,568)
Cash flow hedges	177		177	$(8,172)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	4,019		4,019
Caps or floors	(2,072)		(2,072)
Mortgage delivery commitments	229		229
Swaps economically hedging instruments designated under FVO	1,646		1,646
Accrued interest-swaps (a)	(3,690)		(3,690)
Net gains (losses) related to derivatives not designated as hedging instruments	132		132
Price alignment - cleared swaps settlement to market	(582)		(582)
Net gains (losses) on derivatives and hedging activities	$66,156	$(66,858)	$(702)

(a)         Prior year numbers have been reclassified to conform to the classification adopted in 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2018
	AOCI
	Gains/(Losses)
	Recognized in AOCI(c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(391)	Interest Expense	$(35)	$(95)
Consolidated obligation discount notes (b)	55,129	Interest Expense	—	—
	$54,738		$(35)	$(95)

	Three months ended March 31, 2017
	AOCI
	Gains/(Losses)
	Recognized in AOCI(c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(385)	Interest Expense	$(309)	$177
Consolidated obligation discount notes (b)	10,471	Interest Expense	—	—
	$10,086		$(309)	$177

(a)             Cash flow hedges of anticipated issuance of Consolidated obligation bonds

Changes in period recognized in AOCI — Amounts reported typically represent fair value gains and losses recorded in AOCI under the CO bond cash flow hedge strategy during the periods, and including fair values of hedging contracts open at period end dates.  Fair values recorded in AOCI are adjusted for any hedge ineffectiveness on the contracts.  When a cash flow hedge is closed, the fair value gain or loss on the derivative is recorded in AOCI, and is amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI.

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized losses from previously closed CO bond cash flow hedging contracts that were recorded as a yield adjustment to interest expense with an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Amounts represented ineffectiveness primarily arising from CO bond cash flow hedging strategies.  Ineffectiveness is recorded in earnings as a gain or loss from derivative activities in Other income, while the effective portion is recorded in AOCI.  Amounts recorded in AOCI are subsequently reclassified prospectively as a yield adjustment to debt expense over the term of the debt.

(b)     Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in this CO discount note cash flow hedging strategy (Rolling issuances of discount notes).  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 14 years.

(c)              Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges — Fair Value changes in AOCI Rollforward Analysis (in thousands):

	March 31, 2018		December 31, 2017
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465	$(49,312)	$2,294
Changes in fair values	55,129	(8)	25,970	(1,780)
Amount reclassified	—	35	—	1,141
Fair Value - closed contract	—	379	—	1,802
Fair Value - open contract	—	(762)	—	8

Ending balance	$31,787	$3,109	$(23,342)	$3,465

Notional amount of swaps outstanding	$2,414,000	$65,000	$2,349,000	$30,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.2 million of the unrecognized gain in AOCI will be recognized as a yield adjustment to debt interest expense.

Note 18.                 Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

March 31, 2018
Estimated Fair Value

Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$86,567	$86,567	$86,567	$—	$—	$—
Securities purchased under agreements to resell	4,050,000	4,050,027	—	4,050,027	—	—
Federal funds sold	11,300,000	11,300,019	—	11,300,019	—	—
Trading securities	2,241,243	2,241,243	1,652,052	589,191	—	—
Equity Investments	48,909	48,909	48,909	—	—	—
Available-for-sale securities	504,403	504,403		504,403	—	—
Held-to-maturity securities	18,161,918	18,129,972	—	16,797,942	1,332,030	—
Advances	112,201,969	112,237,009	—	112,237,009	—	—
Mortgage loans held-for-portfolio, net	2,879,506	2,804,972	—	2,804,972	—	—
Accrued interest receivable	250,998	250,998	—	250,998	—	—
Derivative assets	117,676	117,676	—	522,130	—	(404,454)
Other financial assets	625	625	—	—	625	—

Liabilities
Deposits	1,309,633	1,309,606	—	1,309,606	—	—
Consolidated obligations
Bonds	85,655,531	85,386,347	—	85,386,347	—	—
Discount notes	56,509,976	56,507,292	—	56,507,292	—	—
Mandatorily redeemable capital stock	18,764	18,764	18,764	—	—	—
Accrued interest payable	147,257	147,257	—	147,257	—	—
Derivative liabilities	17,634	17,634	—	377,992	—	(360,358)
Other financial liabilities	76,528	76,528	76,528	—	—	—

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2017
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

Fair Value Hierarchy

The FHLBNY records trading securities, available-for-sale securities, derivative assets, derivative liabilities, and Consolidated obligations and advances elected under the FVO at fair values on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down, they are recorded at their fair values, and when mortgage loans held-for-portfolio are written down or are foreclosed as Other real estate owned (“REO” or “OREO”), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

Investment Debt Securities — The fair value of investment debt securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2018 and December 31, 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

The FHLBNY has also concluded that the pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.  To validate vendor prices of PLMBS, the FHLBNY has also adopted a formal process to examine yields as an additional validation method.  The FHLBNY calculates an implied yield for each of its PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.  Significant variances or inconsistencies are evaluated in conjunction with all of the other available pricing information.  The objective is to determine whether an adjustment to the fair value estimate is appropriate.

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At March 31, 2018 and December 31, 2017, no held-to-maturity private-label MBS was deemed OTTI that would have also required the OTTI security to be written down to its fair value.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S. government securities.  We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.

Equity Investments — The FHLBNY has grantor trusts, which invest in money market, equity and fixed income and bond funds.  Investments in the trusts were classified as AFS before January 1, 2018.  Daily net asset values (“NAVs”) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

Advances — The FHLBNY has elected the FVO designation for certain advances and recorded their fair values in the Statements of Condition for such advances.  The fair values are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) Consolidated obligation debt curve (“CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

The CO Curve is the primary input, which is market based and observable.  Inputs to apply spreads, which are FHLBNY specific, were not material.  Fair values were classified within Level 2 of the valuation hierarchy.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY determines the fair values of advances elected under the FVO by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair Value Measurement standards.  The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.  In accordance with the Finance Agency’s “Advances” regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make a FHLBank financially indifferent to the borrower’s decision to prepay the advance.  Therefore, the fair value of an advance does not assume prepayment risk.

The inputs used to determine fair value of advances elected under the FVO are as follows:

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2018 and December 31, 2017.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

Consolidated Obligations — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models.  Inputs are based on the cost of comparable term debt.  The FHLBNY’s internal valuation models use standard valuation techniques and estimate fair values based on the following inputs:

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2018 and December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2018 and December 31, 2017.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2018 and December 31, 2017, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“OREO”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$585,551	$—	$585,551	$—	$—
Corporate notes	3,640	—	3,640	—	—
U.S. Treasury securities	1,652,052	1,652,052	—	—	—
Equity Investments	48,909	48,909	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	504,403	—	504,403	—	—
Advances (to the extent FVO is elected)	751,568	—	751,568	—	—
Derivative assets (a)
Interest-rate derivatives	117,661	—	522,115	—	(404,454)
Mortgage delivery commitments	15	—	15	—	—

Total recurring fair value measurement - assets	$3,663,799	$1,700,961	$2,367,292	$—	$(404,454)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,566,028)	$—	$(1,566,028)	$—	$—
Bonds (to the extent FVO is elected) (b)	(129,721)	—	(129,721)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(17,622)	—	(377,980)	—	360,358
Mortgage delivery commitments	(12)	—	(12)	—	—

Total recurring fair value measurement - liabilities	$(1,713,383)	$—	$(2,073,741)	$—	$360,358

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$356,899	$—	$356,899	$—	$—
U.S. Treasury securities	1,284,669	1,284,669	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	528,627	—	528,627	—	—
Equity and bond funds	48,642	48,642	—	—	—
Advances (to the extent FVO is elected)	2,205,624	—	2,205,624	—	—
Derivative assets (a)
Interest-rate derivatives	112,732	—	414,613	—	(301,881)
Mortgage delivery commitments	10	—	10	—	—

Total recurring fair value measurement - assets	$4,537,203	$1,333,311	$3,505,773	$—	$(301,881)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(2,312,621)	$—	$(2,312,621)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,131,074)	—	(1,131,074)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(61,592)	—	(325,877)	—	264,285
Mortgage delivery commitments	(15)	—	(15)	—	—

Total recurring fair value measurement - liabilities	$(3,505,302)	$—	$(3,769,587)	$—	$264,285

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	March 31, 2018
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$439	$—	$439	$—
Real estate owned	49	—	—	49
Total non-recurring assets at fair value	$488	$—	$439	$49

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,519	$—	$2,519	$—
Real estate owned	1,071	—	—	1,071
Total non-recurring assets at fair value	$3,590	$—	$2,519	$1,071

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2018 and December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2018
	Advances	Bonds	Discount Notes

Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	—	(115,000)	(1,564,375)
Maturities and terminations	(1,450,000)	1,115,000	2,309,618
Net gains (losses) on financial instruments held under fair value option	217	(1)	(269)
Change in accrued interest/unaccreted balance	(4,273)	1,354	1,619

Balance, end of the period	$751,568	$(129,721)	$(1,566,028)

	December 31, 2017
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	(1,100,000)	(5,980,042)
Maturities and terminations	(12,659,567)	2,019,550	15,875,322
Net gains (losses) on financial instruments held under fair value option	(5,142)	224	378
Change in accrued interest/unaccreted balance	(2,824)	1,665	20,133

Balance, end of the period	$2,205,624	$(1,131,074)	$(2,312,621)

	March 31, 2017
	Advances	Bonds	Discount Notes

Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	—	(3,670,424)
Maturities and terminations	(10,369,777)	618,530	9,042,886
Net gains (losses) on financial instruments held under fair value option	(1,432)	487	2,664
Change in accrued interest/unaccreted balance	(1,361)	622	5,826

Balance, end of the period	$4,500,587	$(1,432,874)	$(6,847,460)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$4,631	$217	$4,848

	Three months ended
	March 31, 2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$22,414	$(1,432)	$20,982

	Three months ended
	March 31, 2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(3,558)	$(1)	$(3,559)
Consolidated obligation discount notes	(6,587)	(269)	(6,856)

	$(10,145)	$(270)	$(10,415)

	Three months ended
	March 31, 2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(2,594)	$487	$(2,107)
Consolidated obligation discount notes	(14,283)	2,664	(11,619)

	$(16,877)	$3,151	$(13,726)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$750,000	$751,568	$1,568

Consolidated obligation bonds (b)	$130,000	$129,721	$(279)
Consolidated obligation discount notes (c)	1,564,375	1,566,028	1,653
	$1,694,375	$1,695,749	$1,374

	December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$2,200,000	$2,205,624	$5,624

Consolidated obligation bonds (b)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	2,309,618	2,312,621	3,003
	$3,439,618	$3,443,695	$4,077

	March 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$4,489,791	$4,500,587	$10,796

Consolidated obligation bonds (b)	$1,431,020	$1,432,874	$1,854
Consolidated obligation discount notes (c)	6,832,437	6,847,460	15,023
	$8,263,457	$8,280,334	$16,877

(a)         Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The FHLBNY has elected the FVO for certain short-term CO bonds, primarily fixed-rate shorter-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.

(c)          Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of March 31, 2018 and December 31, 2017.

The following table summarizes contractual obligations and contingencies as of March 31, 2018 (in thousands):

	March 31, 2018
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$68,346,815	$9,806,070	$3,124,920	$4,034,000	$85,311,805
Consolidated obligation discount notes at par	56,605,870	—	—	—	56,605,870
Mandatorily redeemable capital stock (a)	12,633	1,142	442	4,547	18,764
Premises (lease obligations) (b)	4,807	13,144	13,914	77,498	109,363
Other liabilities (c)	122,281	9,407	7,506	63,659	202,853

Total contractual obligations	125,092,406	9,829,763	3,146,782	4,179,704	142,248,655

Other commitments
Standby letters of credit	16,010,431	23,457	—	—	16,033,888
Consolidated obligation bonds/discount notes traded not settled	80,000	—	—	—	80,000
Commitments to fund additional advances	75,000	—	—	—	75,000
Open delivery commitments (MPF)	18,846	—	—	—	18,846

Total other commitments	16,184,277	23,457	—	—	16,207,734

Total obligations and commitments	$141,276,683	$9,853,220	$3,146,782	$4,179,704	$158,456,389

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

(b)         We renewed the lease for the New York City office in June 2017.  In addition, our existing office lease in New Jersey expires in 2018, and we executed a new lease agreement in December 2017.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption the lease obligations will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.  Immaterial amounts of equipment leases and shared offsite data backup site have been excluded.

(c)          Includes accounts payable and accrued expenses, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.  Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material.  For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.

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

Debt Assumptions and Transfers.   When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2018 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2018 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $10.5 million and $11.5 million at March 31, 2018 and December 31, 2017.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.7 million for the three months ended March 31, 2018, compared to $0.6 million for the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At March 31, 2018 and December 31, 2017, outstanding notional amounts were $205.0 million and $193.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2018 and December 31, 2017 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2018 and 2017, overnight loans extended to other FHLBanks averaged $2.2 million and $5.7 million.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There were no borrowings from other FHLBanks in the three months ended March 31, 2018 and 2017.

Cash and Due from Banks

During the three months ended March 31, 2018 and at December 31, 2017, compensating cash balances were held at Citibank, a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at March 31, 2018 and December 31, 2017 and transactions for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	March 31, 2018	December 31, 2017
	Related	Related
Assets
Advances	$112,201,969	$122,447,805
Accrued interest receivable	196,902	175,926

Liabilities and capital
Deposits	$1,309,633	$1,196,055
Mandatorily redeemable capital stock	18,764	19,945
Accrued interest payable	459	443
Affordable Housing Program (a)	137,256	131,654
Other liabilities (b)	76,528	84,194

Capital	$7,882,702	$8,241,038

(a)           Represents funds not yet allocated or disbursed to AHP programs.

(b)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2018	2017
	Related	Related
Interest income
Advances	$546,460	$316,771
Interest-bearing deposits	1	—
Loans to other FHLBanks	7	8

Interest expense
Deposits	$3,505	$1,824
Mandatorily redeemable capital stock	333	404

Service fees and other	$3,339	$3,009

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 21.                                                  Segment Information and Concentration.

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

The top ten advance holders at March 31, 2018, December 31, 2017 and March 31, 2017 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2018
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$30,995,000	27.49%	$172,199	42.12%
Metropolitan Life Insurance Company	New York	NY	14,445,000	12.81	62,333	15.25
New York Community Bancorp, Inc.:
New York Community Bank (b)	Westbury	NY	12,530,600	11.11	53,204	13.01
New York Commercial Bank (b)	Westbury	NY	3,900	—	834	0.21
Subtotal New York Community Bancorp, Inc.			12,534,500	11.11	54,038	13.22
Investors Bank (b)	Short Hills	NJ	5,075,960	4.50	21,520	5.26
Sterling National Bank (b)	Montebello	NY	4,447,000	3.94	17,743	4.34
Signature Bank	New York	NY	4,285,000	3.80	18,047	4.41
Valley National Bank (b)	Wayne	NJ	3,322,000	2.95	16,166	3.95
HSBC Bank USA, National Association (c)	Mc Lean	VA	3,100,000	2.75	15,588	3.81
AXA Equitable Life Insurance Company	New York	NY	3,000,415	2.66	15,887	3.89
Goldman Sachs Bank USA	New York	NY	2,890,000	2.56	15,324	3.75
Total			$84,094,875	74.57%	$408,845	100.00%

(a)   Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)   At March 31, 2018, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

(b)   At December 31, 2017, officer of member bank also served on the Board of Directors of the FHLBNY.

(c)    For Bank membership purposes, principal place of business is New York, NY.

(d)   Astoria Bank merged into Sterling National Bank in the fourth quarter 2017.  Both entities are member banks and are related parties.  The par advance balance represents advances outstanding with Sterling, the merged entity.  Interest income reported in the table represented interest income received from Astoria and Sterling in 2017.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in Part I, Item 1A. Risk Factors in the Bank’s most recent Form 10-K filed on March 22, 2018, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	66 - 67
1.1 - 1.14	Results of Operations	68 - 82
2.1	Assessments	82
3.1	Financial Condition	83
4.1 - 4.7	Advances	86 - 90
5.1 - 5.6	Investments	91 - 95
6.1 - 6.3	Mortgage Loans	96 - 97
7.1 - 7.9	Consolidated Obligations	98 - 102
8.1 - 8.3	Capital	103 - 104
9.1	Derivatives	105
10.1 - 10.3	Liquidity	106 - 107
10.4	Short-Term Debt	108

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 22, 2018.

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

2018 Highlights — 2018 First Quarter Compared to 2017 First Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus allowance for credit losses on mortgage loans, plus Other income/(loss), less Other Expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the first quarter of 2018, Net income was $126.2 million, an increase of $56.6 million, or 81.4%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, net interest spread earned in the period, and by prepayment fees earned when advances are early terminated by our member/borrowers.  In the first quarter of 2018, Net interest income was $193.0 million, an increase of $19.6 million, or 11.3%, from the same period in the prior year.

Several factors contributed to the favorable increase in our Net interest income.  Although period-end balance sheet was lower at March 31, 2018 compared to December 31, 2017, average balance sheet in the first quarter of 2018 compared to the same quarter in 2017 increased by $18.3 billion, $162.9 billion in average earning assets in the 2018 period, compared to $144.6 billion in the 2017 period.  Advance volume of business was also up quarter-over-quarter, averaging $117.8 billion in the 2018 period, compared to $106.5 billion in the 2017 period.  Market yields improved quarter-over-quarter for investments in federal funds and overnight repos, providing positive net margin while allowing us to maintain higher liquidity for our members.  Rising U.S. Treasury yields and a larger liquidity trading portfolio also contributed to the increase in net interest income.  LIBOR-indexed advances and investments are significant earning assets, and earnings have grown in line with the rising LIBOR.   Relative to LIBOR, the price/yield environment for the issuance of shorter-term floating-rate CO bonds continued to be favorable in the first quarter of 2018, a direct benefit to net interest margin when the debt was utilized as a funding vehicle for LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.  The rising LIBOR also contributed to favorable quarter-over-quarter change in swap interest cash flows exchanged with swap dealers on swaps that qualified under ASC 815 hedging rules.  The FHLBNY typically converts a significant percentage of its fixed-rate advances and fixed-rate CO bonds to LIBOR in an ASC 815 hedge.

Net interest spread was 41 basis points in the first quarter of 2018, compared to 44 basis points in the same period in the prior year.  Net interest margin, a measure of margin efficiency, calculated as Net interest income divided by average earning assets, was 48 basis points in 2018 first quarter, compared to 49 basis points in the 2017 period. The three basis points decline in interest spread was due to higher balances of overnight investments and liquidity portfolio assets in the first quarter of 2018 that earned lower interest spreads.

In the 2018 period, net interest accruals in aggregate on interest rate swaps designated under ASC 815 and the amortization effects of basis adjustments, taken together were a net benefit to Net interest income (interest margin) of $3.3 million, in contrast to a charge of $53.7 million in the 2017 period.

Other Income (Loss) — In the first quarter of 2018, Other Income/(loss) reported a loss of $18.6 million, compared to a loss of $65.8 million in the same period in the prior year.  In the prior year same quarter, the Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss). For more information about the Lehman settlement, see Table 1.10 Other income (Loss).

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.7 million in the first quarter of the current year, compared to $3.3 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $53 thousand in the first quarter of the current year, compared to a net gain of $1.7 million in the same period in the prior year.  The FVO portfolios were in a run-off mode and the income impact was immaterial.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see, Table 1.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $18.8 million in the first quarter of the current year, compared to a net loss of $0.7 million in the same period in the prior year.  The current period loss was primarily unrealized, and was associated with “basis swaps” in standalone economic hedges of floating-rate CO bonds that converted 1-month Libor rates to 3-month Libor rates, a strategy that provides economic benefit in managing our balance sheet.  As standalone swaps, they are accounted for as economic hedges and are marked-to-market, while the economically hedged bonds are not marked-to-market.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 1.12 Earnings Impact of Derivatives and Hedging Activities.

Other Expenses were $34.5 million in the first quarter of the current year, compared to $30.6 million in the same period in the prior year.  Other Expenses are primarily Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $10.0 million in the first quarter of the current year, up from $8.5 million in the same period in the prior year.  Expense increases were primarily due to the incremental cost of new long-term lease agreements, which were executed in the second half of 2017.

•                  Compensation and benefits expenses were $18.8 million in the first quarter of the current year, a little higher than $17.4 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.3 million in the first quarter of the current year, compared to $3.8 million in the same period in the prior year.

AHP assessments allocated from net income were $14.1 million in the first quarter of the current year, compared to $7.8 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.64 per share of capital (6.50% annualized) was paid in the three months ended March 31, 2018, compared to $1.42 per share of capital stock (5.65% annualized) paid in the same period in 2017.

Financial Condition — March 31, 2018 compared to December 31, 2017

Total assets decreased to $151.9 billion at March 31, 2018 from $158.9 billion at December 31, 2017, a decrease of $7.0 billion, or 4.4%.

Advances — Par balances decreased at March 31, 2018 to $112.7 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 14.2% to $20.4 billion at March 31, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 17.4% to $30.6 billion at March 31, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE-issued securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

The AFS portfolio at March 31, 2018 of long-term floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $504.4 million, compared to $528.6 million at December 31, 2017.  The HTM portfolio of GSE-issued long-term fixed- and floating-rate mortgage-backed securities was $17.0 billion at March 31, 2018 and $16.7 billion at December 31, 2017, and were carried at amortized cost.  We acquired $293.8 million of fixed-rate GSE-issued MBS and $784.9 million of floating-rate GSE-issued MBS in the first quarter of 2018.  Less than 2% of the HTM portfolio of MBS were investments in private-label issued MBS and the portfolio continues to decline in line with contractual pay downs. The PLMBS portfolio is carried at amortized cost adjusted for OTTI.

Housing finance agency bonds, primarily floating-rate bonds issued by agencies in New York and New Jersey, are designated as HTM and were carried at an amortized cost basis of $1.1 billion at March 31, 2018 and December 31, 2017.  No acquisitions were made in the first quarter of 2018.

Trading securities (Securities liquidity portfolio) — The trading portfolio’s objective is to meet our short-term contingency liquidity needs.  We invest in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At March 31, 2018, trading investments were $239.9 million in U.S. Treasury bills, $1.4 billion in U.S. Treasury notes, $585.6 million in GSE securities and $3.6 million in Ambac corporate notes.  We acquired $370.0 million of U.S. Treasury notes and $231.7 million of GSE-securities in the first quarter of 2018.  The Ambac corporate notes were received from the Ambac Corporation as consideration for insurance claims on certain Ambac-insured mortgage-backed securities.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 to Equity Investments upon adoption of ASU 2016-01.  These investments were carried on the balance sheet at fair values of $48.9 million at March 31, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.8 billion at March 31, 2018, relatively unchanged from $2.9 billion from the balance at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the three months of 2018 were $65.2 million, compared to $68.4 million in the prior year same period.  Acquisitions in the three months of 2018 were $49.2 million, compared to $110.0 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At March 31, 2018, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $862.2 million.  To support $151.9 billion of total assets at March 31, 2018, the minimum required total capital was $6.1 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.8 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Liquidity and Debt

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Cash at banks was $86.6 million at March 31, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at March 31, 2018 were $11.3 billion in federal funds sold and $4.1 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

We held $2.2 billion of highly-liquid U.S. Treasury and GSE-issued securities at March 31, 2018 in our trading portfolio, the objective of which is to enhance our liquidity needs.  In addition, we held $504.4 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

During the periods in this report, we maintained continual and reliable access to Consolidated obligation funding and adapted our debt issuance to meet the liquidity needs of our members and our asset/liability risk management objectives.

Our liquidity measures, Deposit liquidity and Operational liquidity, and other liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Our earnings performance is the result of many factors, among them: the state of the economy; conditions in the capital markets; level and shape of the yield curve; ability of members to source deposits and make loans; and impact of regulations on members’ business.  Changes to these and other factors could have significant effects, positive or negative, on the Bank’s financial results.  Based on our assumptions for these and other factors, we currently project 2018 Net income to be higher than earned in 2017, benefitting primarily from better than expected funding environment and higher investments.

Advances — We expect a stable book of advance business through 2018, although at levels a little lower than at December 31, 2017.  The pace of balance sheet growth in 2017 was concentrated along short-term borrowing.  Borrowing activities of a few large members have been the predominant driver of our book of advance business.  We cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At March 31, 2018, three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 27.5%  (35.1% at December 31, 2017), Metropolitan Life Insurance Company 12.8%  (11.8% at December 31, 2017), and New York Community Bank/New York Commercial Bank 11.1% (9.9% at December 31, 2017).

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

Demand for FHLBank debt — Relative to LIBOR, favorable funding conditions have continued through the first quarter of 2018. The LIBOR index is a widely applied benchmark by the FHLBNY. We expect similar favorable funding condition to exist through 2018, specifically for short and intermediate-term Consolidated obligation floating-rate bonds and discount notes, although we may experience some volatility in funding conditions during the year, especially leading up to and around Federal Open Market Committee meeting dates.  Our primary source of funds is the sale of Consolidated obligations in the capital markets.  Our ability to obtain funds through the issuance of Consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still unfavorable.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

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

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2018	2017	2017	2017	2017

Investments (a)	$36,306	$33,069	$31,796	$33,647	$36,925
Advances	112,202	122,448	113,081	117,934	101,428
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,880	2,897	2,881	2,848	2,787
Total assets	151,882	158,918	148,349	155,529	141,801
Deposits and borrowings	1,310	1,196	1,441	1,928	1,288
Consolidated obligations, net
Bonds	85,656	99,288	100,893	87,559	86,143
Discount notes	56,510	49,614	37,681	57,331	46,162
Total consolidated obligations	142,166	148,902	138,574	144,890	132,305
Mandatorily redeemable capital stock	19	20	20	21	21
AHP liability	137	132	126	121	118
Capital
Capital stock	6,311	6,750	6,318	6,757	5,973
Retained earnings
Unrestricted	1,071	1,067	1,048	1,026	995
Restricted	505	479	450	423	400
Total retained earnings	1,576	1,546	1,498	1,449	1,395
Accumulated other comprehensive income (loss)	(4)	(55)	(78)	(86)	(76)
Total capital	7,883	8,241	7,738	8,120	7,292
Equity to asset ratio (c)(j)	5.19%	5.19%	5.22%	5.22%	5.14%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2018	2017	2017	2017	2017

Investments (a)	$42,360	$37,661	$39,268	$35,051	$35,309
Advances	117,764	111,127	113,185	105,880	106,463
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,888	2,894	2,867	2,819	2,769
Total assets	163,508	152,167	155,951	144,693	145,425
Interest-bearing deposits and other borrowings	1,095	1,634	2,437	1,542	1,451
Consolidated obligations, net
Bonds	95,765	100,680	98,178	88,006	86,333
Discount notes	57,848	41,376	46,664	46,526	49,092
Total consolidated obligations	153,613	142,056	144,842	134,532	135,425
Mandatorily redeemable capital stock	19	20	20	22	23
AHP liability	132	128	122	119	122
Capital
Capital stock	6,552	6,235	6,394	6,209	6,194
Retained earnings
Unrestricted	1,059	1,041	1,020	993	1,021
Restricted	489	461	433	407	392
Total retained earnings	1,548	1,502	1,453	1,400	1,413
Accumulated other comprehensive income (loss)	(21)	(65)	(95)	(92)	(92)
Total capital	8,079	7,672	7,752	7,517	7,515

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data (dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31	September 30,	June 30,	March 31,
share, and headcount)	2018	2017	2017	2017	2017
Net income	$126	$145	$134	$131	$70
Net interest income (d)	193	191	181	176	174
Dividends paid in cash (e)	102	97	84	77	87
AHP expense	14	16	15	14	8
Return on average equity (f)(g)(j)	6.34%	7.51%	6.84%	6.99%	3.75%
Return on average assets (g)(j)	0.31%	0.38%	0.34%	0.36%	0.19%
Other non-interest income (loss)	(19)	6	1	1	(66)
Operating expenses (h)(k)	29	31	28	28	25
Finance Agency and Office of Finance expenses	4	4	4	3	4
Other expenses (k)	2	1	1	1	1
Total other expenses	35	36	33	32	30
Operating expenses ratio (g)(i)(j)	0.07%	0.08%	0.07%	0.08%	0.07%
Earnings per share	$1.93	$2.33	$2.09	$2.11	$1.12
Dividends per share	$1.64	$1.51	$1.37	$1.23	$1.42
Headcount (Full/part time)	314	308	308	308	296

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $0.7 million, $1.0 million, $0.9 million, $1.0 million and $1.1 million for the periods ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017.

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

(k)          Previously reported comparative numbers have been reclassified to conform to the retrospective adoption of ASU 2017-07 Compensation — Retirement Benefits (Topic 715).  The ASU requires only the service cost component of Net periodic benefit cost of pension expenses to be included in compensation costs.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2018 first quarter compared to the same quarter in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2018.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment debt securities, mortgage loans in the MPF portfolio, securities purchased under agreements to resell and federal funds sold.  The primary expense is interest paid on Consolidated obligation debt.  Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended March 31,
	2018	2017
Total interest income	$770,645	$459,387
Total interest expense	577,626	285,938
Net interest income before provision for credit losses	193,019	173,449
Provision (Reversal) for credit losses on mortgage loans	(380)	(301)
Net interest income after provision for credit losses	193,399	173,750
Total other income (loss)	(18,593)	(65,783)
Total other expenses	34,519	30,628
Income before assessments	140,287	77,339
Affordable Housing Program Assessments	14,062	7,774
Net income	$126,225	$69,565

2018 First Quarter Compared to 2017 First Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income/(loss), less Other Expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the first quarter of 2018, Net income was $126.2 million, an increase of $56.6 million, or 81.4%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period, and prepayment fees earned when advances are early terminated by our member/borrowers could also be a significant factor.

In the first quarter of 2018, Net interest income was $193.0 million, an increase of $19.6 million, or 11.3%, from the same period in the prior year.

Net interest income benefited from higher average earning assets, which grew to $162.9 billion in the first quarter of 2018, up from $144.6 billion in the same period in the prior year.  Average advance balances were $117.8 billion in the first quarter of 2018, compared to $106.5 billion in the same period in the prior year.  In the first quarter of 2018, LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While funding costs were also higher in line with the rising rate environment, cost of funding, relative to LIBOR, continued to benefit from favorable investor demand for Consolidated obligation shorter-term and floating-rate bonds.

Net interest spread was 41 basis points in the first quarter of 2018, compared to 44 basis points in the same period in the prior year. The three basis points decline in interest spread was due to higher balances of overnight investments and liquidity portfolio assets in the first quarter of 2018 that earned lower interest spreads.

Other Income (Loss) — In the first quarter of 2018, Other Income/(loss) reported a loss of $18.6 million, compared to a loss of $65.8 million in the same period in the prior year.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss) in the first quarter of the prior year period. For more information about the Lehman settlement, see Table 1.10 Other income (Loss).

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.7 million in the first quarter of the current year, compared to $3.3 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $53 thousand in the first quarter of the current year, compared to a net gain of $1.7 million in the same period in the prior year.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see, Table 1.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $18.8 million in the first quarter of the current year, compared to a net loss of $0.7 million in the same period in the prior year.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 1.12 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

Other Expenses were $34.5 million in the first quarter of the current year, compared to $30.6 million in the same period in the prior year.  Other Expenses are primarily Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $10.0 million in the first quarter of the current year, up from $8.5 million in the same period in the prior year.  Expense increases were primarily due to new long-term lease agreements, which were executed in the second half of 2017.

•                  Compensation and benefits expenses were $18.8 million in the first quarter of the current year, up from $17.4 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.3 million in the first quarter of the current year, compared to $3.8 million in the same period in the prior year.

AHP assessments allocated from net income were $14.1 million in the first quarter of the current year, compared to $7.8 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads — 2018 First Quarter Compared to 2017 First Quarter

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under ASC 815, the hedge accounting rules may impact period-over-period changes.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.   In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.4 Spread and Yield Analysis, and Table 1.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended March 31,
			Percentage
	2018	2017	Change
Total interest income	$770,645	$459,387	67.76%
Total interest expense	577,626	285,938	102.01
Net interest income before provision for credit losses (a) (b)	$193,019	$173,449	11.28%

(a)         Total Interest Income and Total Interest Expense — See Tables 1.6 and 1.8 and accompanying discussions.

(b)         Net interest income before provision for credit losses.

2018 First Quarter vs 2017 First Quarter.

(a)         2018 First quarter Net interest income was $193.0 million, compared to $173.4 million in the 2017 period.

Several factors contributed to the favorable increase in our Net interest income.  Although period-end balance sheet and advance balances were lower at March 31, 2018 compared to December 31, 2017, average business volume in the first quarter of 2018 increased quarter-over-quarter by $18.3 billion, $162.9 billion in average earning assets in the 2018 period, compared to $144.6 billion in the 2017 period.  Advance volume of business was up quarter-over-quarter, averaging $117.8 billion in the 2018 period, compared to $106.5 billion in the 2017 period.  Market yields improved quarter-over-quarter for investments in federal funds and overnight repos, providing positive net margin while allowing us to maintain higher liquidity for our members.  Rising U.S. Treasury yields and a larger liquidity trading portfolio also contributed to the increase in net interest income.  LIBOR-indexed advances and investments are significant earning assets, and earnings have grown in line with the rising LIBOR.   The price/yield environment for the issuance of shorter-term floating-rate CO bonds continued to be favorable in the first quarter of 2018, a direct benefit to net interest margin when the debt was utilized as a funding vehicle for LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.  The rising LIBOR also contributed to favorable quarter-over-quarter change in swap interest cash flows exchanged with swap dealers on swaps that qualified under ASC 815 hedging rules.  The FHLBNY typically converts a significant percentage of its fixed-rate advances and fixed-rate CO bonds to LIBOR in an ASC 815 hedge.  The impact of a rising LIBOR environment has primarily been to narrow the differential between our fixed payments to derivative counterparties and the LIBOR-indexed cash received in exchange in the ASC 815 hedging of fixed-rate advances.  In the 2018 period, net interest accruals in aggregate on interest rate swaps designated under ASC 815 and the amortization effects of basis adjustments, taken together were a net benefit to Net interest income (interest margin) of $3.3 million, in contrast to a charge of $53.7 million in the 2017 period.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 41 basis points in the 2018 first quarter, compared to 44 basis points in the 2017 period. Net interest margin, a measure of margin efficiency, calculated as Net interest income divided by average earning assets, was 48 basis points in 2018 first quarter, compared to 49 basis points in the 2017 period.  The three basis points decline in interest spread was due to higher balances of overnight investments and liquidity portfolio assets in the first quarter of 2018 that earned lower interest spreads.

(b)         Net interest income from investing member capital.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest-bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  Members’ capital is capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and retained earnings.  Although period-end capital stock balance was lower, in parallel with decline in advances at period-end, average capital stock was higher in the first quarter of 2018, $8.1 billion in the 2018 period, compared to $7.6 billion in the 2017 period; the increase in average capital was generally in line with the increase in average advances borrowed by members.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.

Impact of Qualifying Hedges on Net Interest Income — 2018 First Quarter Compared to 2017 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended March 31,
	2018	2017

Interest Income	$759,634	$515,537
Net interest adjustment from interest rate swaps	11,011	(56,150)
Reported interest income	770,645	459,387

Interest Expense	569,867	288,348
Net interest adjustment from interest rate swaps and basis amortization	7,759	(2,410)
Reported interest expense	577,626	285,938

Net interest income	$193,019	$173,449

Net interest adjustment - interest rate swaps	$3,252	$(53,740)

See Table 1.12 Earnings Impact of Derivatives and Hedging Activities in this MD&A for discussions and analysis.

Spread and Yield Analysis — 2018 First Quarter Compared to 2017 First Quarter

Table 1.4:                                       Spread and Yield Analysis

	Three months ended March 31,
	2018			2017
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$117,764,485	$546,460	1.88%	$106,463,052	$316,771	1.21%
Interest bearing deposits and others	17,096	64	1.51	235,381	35	0.06
Federal funds sold and other overnight funds	21,540,944	77,627	1.46	18,119,378	30,906	0.69
Investments
Trading securities	2,161,929	9,124	1.71	58,738	139	0.96
Mortgage-backed securities
Fixed	8,360,978	61,329	2.97	7,595,512	58,136	3.10
Floating	8,991,155	45,814	2.07	8,293,025	26,784	1.31
State and local housing finance agency obligations	1,147,300	6,017	2.13	1,062,956	3,750	1.43
Mortgage loans held-for-portfolio	2,888,010	24,203	3.40	2,769,343	22,858	3.35
Loans to other FHLBanks	2,222	7	1.36	5,667	8	0.52

Total interest-earning assets	$162,874,119	$770,645	1.92%	$144,603,052	$459,387	1.29%

Funded By:
Consolidated obligation bonds
Fixed	$28,275,394	$122,584	1.76%	$34,575,077	$108,106	1.27%
Floating	67,489,552	243,590	1.46	51,757,401	98,378	0.77
Consolidated obligation discount notes	57,847,802	207,380	1.45	49,092,356	77,173	0.64
Interest-bearing deposits and other borrowings	1,093,551	3,739	1.39	1,454,820	1,877	0.52
Mandatorily redeemable capital stock	19,196	333	7.04	23,301	404	7.03

Total interest-bearing liabilities	154,725,495	577,626	1.51%	136,902,955	285,938	0.85%

Other non-interest-bearing funds	48,376	—		93,152	—
Capital	8,100,248	—		7,606,945	—

Total Funding	$162,874,119	$577,626		$144,603,052	$285,938

Net Interest Income/Spread		$193,019	0.41%		$173,449	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.48%			0.49%

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

Rate and Volume Analysis — 2018 First Quarter Compared to 2017 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.5:                                       Rate and Volume Analysis

	For the three months ended
	March 31, 2018 vs. March 31, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$36,627	$193,062	$229,689
Interest bearing deposits and others	(61)	90	29
Federal funds sold and other overnight funds	6,777	39,944	46,721
Investments
Trading securities	8,795	190	8,985
Mortgage-backed securities
Fixed	5,694	(2,501)	3,193
Floating	2,421	16,609	19,030
State and local housing finance agency obligations	319	1,948	2,267
Other investments
Mortgage loans held-for-portfolio	991	354	1,345
Loans to other FHLBanks	(7)	6	(1)

Total interest income	61,556	249,702	311,258

Interest Expense
Consolidated obligation bonds
Fixed	(22,137)	36,615	14,478
Floating	36,696	108,516	145,212
Consolidated obligation discount notes	15,918	114,289	130,207
Deposits and borrowings	(565)	2,427	1,862
Mandatorily redeemable capital stock	(71)	—	(71)

Total interest expense	29,841	261,847	291,688

Changes in Net Interest Income	$31,715	$(12,145)	$19,570

Interest Income — 2018 First Quarter Compared to 2017 First Quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.6:                                       Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2018	2017	Change
Interest Income
Advances	$546,460	$316,771	72.51%
Interest-bearing deposits	64	35	82.86
Securities purchased under agreements to resell	10,109	3,305	205.87
Federal funds sold	67,518	27,601	144.62
Trading securities	9,124	139	6,464.03
Mortgage-backed securities
Fixed	61,329	58,136	5.49
Floating	45,814	26,784	71.05
State and local housing finance agency obligations	6,017	3,750	60.45
Mortgage loans held-for-portfolio	24,203	22,858	5.88
Loans to other FHLBanks	7	8	(12.50)

Total interest income	$770,645	$459,387	67.76%

Interest income in the first quarter of 2018 grew to $770.6 million, yielding 192 basis points, compared to $459.4 million at a yield of 129 basis points in the 2017 period.  By way of context, the average 3-month LIBOR was 192 basis points in the 2018 period, compared to 107 basis points in the 2017 period.

Impact of hedging on Interest income from advances — 2018 First Quarter Compared to 2017 First Quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.7:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2018	2017
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$535,449	$372,921
Net interest adjustment from interest rate swaps (a)	11,011	(56,150)
Total Advance interest income reported	$546,460	$316,771

(a)         In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps that have created synthetic floaters.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments under ASC 815.  Historically, the fixed-rate paid to swap dealers on swaps hedging longer-term advances have been greater than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net interest expense, a charge that reduces interest income from hedged advances, nonetheless assuring the hedging objectives.  That differential, between fixed-rate payments and variable-rate income, has narrowed. The higher LIBOR cash flows we have received in the periods in this report have narrowed the unfavorable expense adjustments.  The cash flows exchanged resulted in $11.0 million as a benefit to advance income in the 2018 period, compared to a net charge of $56.2 million in the 2017 period.

Interest Expense — 2018 First Quarter Compared to 2017 First Quarter

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.8:                                       Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2018	2017	Change
Interest Expense (a)
Consolidated obligations bonds (b)
Fixed	$122,584	$108,106	13.39%
Floating	243,590	98,378	147.61
Consolidated obligations discount notes (b)	207,380	77,173	168.72
Deposits	3,505	1,824	92.16
Mandatorily redeemable capital stock	333	404	17.57
Cash collateral held and other borrowings	234	53	341.51

Total interest expense	$577,626	$285,938	102.01%

NM — Not meaningful.

(a)         Interest expense in the first quarter of 2018 was $577.6 million, at a costing yield of 151 basis points, compared to $285.9 million at a costing yield of 85 basis points in the same period in the prior year.

(b)         Consolidated Obligation debt funding costs: While interest expense on debt (CO bonds and CO discount Notes) has increased in a rising rate environment, investor demand for FHLBank debt has favorably impacted yields and pricing of CO discount notes and shorter maturity floating-rate CO bonds.  As a result, aggregate funding costs have been lower than otherwise achievable.  We have shifted our funding mix to a greater utilization of floating-rate bonds to fund our growing book of variable-rate, LIBOR-indexed assets.  The tactical funding shift to the use of floating-rate bonds, which continued to be at relatively attractive pricing, has been a significant contributor to the favorable cost of funding in the 2018 period.

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

Impact of Hedging on Interest Expense on Debt — 2018 First Quarter Compared to 2017 First Quarter

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

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.9:                                       Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended March 31,
	2018	2017
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$363,911	$217,066
Discount notes-Interest expense before adjustment for swaps	201,884	69,001
Amortization of basis adjustments	(1,345)	(1,037)
Net interest adjustment for interest rate swaps (a)	9,104	(1,373)
Total bonds and discount notes-Interest expense	$573,554	$283,657

(a)         Fair value hedges under ASC 815 were executed to hedge certain fixed-rate CO bonds.  The hedges employed interest rate swaps, which created synthetic floating-rate cash flows.  Cash flow hedges under ASC 815 were executed to hedge future issuances of designated CO discount notes.  The cash flow hedges employed long-term interest rate swaps, which created synthetic fixed-rate cash flows.  The cash flows exchanged in the two hedging strategies resulted in net unfavorable interest expense accruals of $7.8 million in the 2018 period, in contrast to a net favorable accrual (reduction of interest expense) of $2.4 million in the 2017 period.

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

For further information, see Table 1.8 Interest Expenses and accompanying discussions.

Allowance for Credit Losses — 2018 First Quarter Compared to 2017 First Quarter

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net reversal of $0.4 million in the 2018 period, compared to a net reversal of $0.3 million in the 2017 period.

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

The low amounts of reserves for credit losses are consistent with our historical experience with foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  For more information, see financial statements Note 10. Mortgage Loans Held-for-Portfolio.

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

Analysis of Non-Interest Income (Loss) — 2018 First Quarter Compared to 2017 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.10:                                Other Income (Loss)

	Three months ended March 31,
	2018	2017

Other income (loss):
Service fees and other (a)	$3,721	$3,252
Instruments held at fair value - Unrealized gains (losses) (b)	(53)	1,719
Net realized and unrealized gains (losses) on derivatives and hedging activities (c)	(18,800)	(702)
Net gains (losses) on trading securities	(3,201)	(52)
Fair value gains (losses) on Equity Investments	(260)	—
Provision for litigation settlement on derivative contracts (d)	—	(70,000)
Total other income (loss)	$(18,593)	$(65,783)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit are typically the largest component of Service fees, and were $3.5 million and $3.0 million in the first quarter of the current year and the same period in the prior year. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

(b)         The impact of changes in fair values on advances and debt elected under the FVO has declined in line with the decline in new elections to replace run offs.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — Hedging activities reported a net loss of $18.8 million in the first quarter of the current year, compared to a net loss of $0.7 million in the same period in the prior year.  The current period loss was primarily an unrealized fair value loss associated with “basis swaps” in standalone economic hedges of floating-rate CO bonds that converted 1-month Libor rates to 3-month Libor rates, a strategy that provides economic benefit in managing our balance sheet.   As standalone swaps, they are accounted for as economic hedges and are marked-to-market, while the economically hedged bonds are not marked-to-market.  In the current year quarter, spread between the 1-month LIBOR, and the 3-month LIBOR widened unfavorably and adversely impacted fair values and cash flows.  See Table 1.12 for more information.

(d)         Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in a Chapter 11 bankruptcy proceeding.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio at March 31, 2018 and December 31, 2017 (in thousands):

Table 1.11:                                Net Gains (Losses) on Trading Securities (a)

	Three months ended March 31,
	2018	2017
Net unrealized gains (losses) on trading securities held at period-end	$(3,201)	$(39)
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	—	(13)
Net gains (losses) on trading securities	$(3,201)	$(52)

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Earnings Impact of Derivatives and Hedging Activities — 2018 First Quarter Compared to 2017 First Quarter

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

Summarized below is the impact of hedging activities on earnings, and a description of where the primary components of expenses and income are reported in the Statements of income (in thousands):

Table 1.12:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2018
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$11,011	$—	$(94)	$(2,263)	$(5,496)	$—	$—	$—	$3,158
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	(770)	—	—	2,378	—	—	—	—	1,608
Gains (losses) on cash flow hedges	—	—	—	(95)	—	—	—	—	(95)
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	(116)	(186)	—	—	—	(302)
Net gains (losses) on swaps and caps in other economic hedges	229	2,019	(184)	(21,293)	—	1,311	27	—	(17,891)
Price alignment - cleared swaps settlement to market	—	—	—	—	—	—	—	(2,120)	(2,120)
Net realized and unrealized gains (losses) on derivatives and hedging activities	(541)	2,019	(184)	(19,126)	(186)	1,311	27	(2,120)	(18,800)

Total earnings impact	$10,470	$2,019	$(278)	$(21,389)	$(5,682)	$1,311	$27	$(2,120)	$(15,642)

	Three months ended March 31, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(56,150)	$—	$(85)	$10,582	$(8,172)	$—	$—	$—	$(53,825)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	511	—	—	(940)	—	—	—	—	(429)
Gains (losses) on cash flow hedges	—	—	—	177	—	—	—	—	177
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(271)	(911)	—	—	—	(1,171)
Net gains (losses) on swaps and caps in other economic hedges	97	52	229	3,006	(73)	(2,066)	58	—	1,303
Price alignment - cleared swaps settlement to market	—	—	—	—	—	—	—	(582)	(582)
Net realized and unrealized gains (losses) on derivatives and hedging activities	619	52	229	1,972	(984)	(2,066)	58	(582)	(702)

Total earnings impact	$(55,531)	$52	$144	$12,554	$(9,156)	$(2,066)	$58	$(582)	$(54,527)

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income.

The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.13:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2018	2017
Accumulated other comprehensive income (loss) from cash flow hedges
Beginning of period	$(19,877)	$(47,018)
Net hedging transactions (a)	54,738	10,086
Reclassified into earnings	35	309
End of period (b)	$34,896	$(36,623)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes were a net gain of $54.7 million in the 2018 period, compared to a net gain of $10.1 million in the 2017 period.

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

(b)         End of period balances represent fair value gains (effective portion) of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts was deminimis and were recorded through earnings.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI Rollforward Analysis in financial statements Note 17.  Derivatives and Hedging Activities.

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

For more information about cash flow strategies, see financial statements, Note 17.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2018 First Quarter Compared to 2017 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.14:                                Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$1,850	18.58%	$1,035	12.21%
Depreciation and leasehold amortization	1,286	12.92	911	10.75
All others (b)	6,821	68.50	6,532	77.04
Total Operating Expenses	$9,957	100.00%	$8,478	100.00%

Total Compensation and Benefits	$18,768		$17,366
Finance Agency and Office of Finance (c)	$4,259		$3,776
Other expenses (d)	$1,535		$1,008

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Occupancy expense has increased in line with new long-term lease agreements executed in 2017 for our two locations.

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

(d)         The category Other expenses included the non-service elements of Net periodic benefit costs of non-qualified pension plans.

Assessments — 2018 First Quarter Compared to 2017 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 22, 2018.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended March 31,
	2018	2017
Beginning balance	$131,654	$125,062
Additions from current period’s assessments	14,062	7,774
Net disbursements for grants and programs	(8,460)	(15,024)
Ending balance	$137,256	$117,812

AHP assessments allocated from net income totaled $14.1 million for the quarter ended March 31, 2018, compared to $7.8 million for the same period in the prior year.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2018	December 31, 2017	dollar amount	percentage
Assets
Cash and due from banks	$86,567	$127,403	$(40,836)	(32.05)%
Securities purchased under agreements to resell	4,050,000	2,700,000	1,350,000	50.00
Federal funds sold	11,300,000	10,326,000	974,000	9.43
Trading securities	2,241,243	1,641,568	599,675	36.53
Equity Investments	48,909	—	48,909	NM
Available-for-sale securities	504,403	577,269	(72,866)	(12.62)
Held-to-maturity securities	18,161,918	17,824,533	337,385	1.89
Advances	112,201,969	122,447,805	(10,245,836)	(8.37)
Mortgage loans held-for-portfolio	2,879,506	2,896,976	(17,470)	(0.60)
Accrued interest receivable	250,998	226,981	24,017	10.58
Premises, software, and equipment	30,412	29,697	715	2.41
Derivative assets	117,676	112,742	4,934	4.38
Other assets	8,005	7,398	607	8.20

Total assets	$151,881,606	$158,918,372	$(7,036,766)	(4.43)%

Liabilities
Deposits
Interest-bearing demand	$1,259,598	$1,142,056	$117,542	10.29%
Non-interest-bearing demand	17,035	17,999	(964)	(5.36)
Term	33,000	36,000	(3,000)	(8.33)
Total deposits	1,309,633	1,196,055	113,578	9.50

Consolidated obligations
Bonds	85,655,531	99,288,048	(13,632,517)	(13.73)
Discount notes	56,509,976	49,613,671	6,896,305	13.90
Total consolidated obligations	142,165,507	148,901,719	(6,736,212)	(4.52)

Mandatorily redeemable capital stock	18,764	19,945	(1,181)	(5.92)

Accrued interest payable	147,257	162,176	(14,919)	(9.20)
Affordable Housing Program	137,256	131,654	5,602	4.26
Derivative liabilities	17,634	61,607	(43,973)	(71.38)
Other liabilities	202,853	204,178	(1,325)	(0.65)

Total liabilities	143,998,904	150,677,334	(6,678,430)	(4.43)

Capital	7,882,702	8,241,038	(358,336)	(4.35)

Total liabilities and capital	$151,881,606	$158,918,372	$(7,036,766)	(4.43)%

NM — Not meaningful.

Balance Sheet overview March 31, 2018 and December 31, 2017

Total assets decreased to $151.9 billion at March 31, 2018 from $158.9 billion at December 31, 2017, a decrease of $7.0 billion, or 4.4%.

Cash at banks was $86.6 million at March 31, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at March 31, 2018 were $11.3 billion in federal funds sold and $4.1 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and

$2.7 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at March 31, 2018 to $112.7 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 14.2% to $20.4 billion at March 31, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 17.4% to $30.6 billion at March 31, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

In the AFS portfolio, long-term investments at March 31, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $504.4 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at March 31, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (“MBS”), including PLMBS, in the HTM portfolio, were $17.0 billion at March 31, 2018 and $16.7 billion at December 31, 2017.  Investments in PLMBS were less than 2% of the HTM portfolio. We acquired $293.8 million of fixed-rate GSE-issued MBS and $784.9 million of floating-rate GSE-issued MBS in the first quarter of 2018.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at March 31, 2018 and December 31, 2017.  No acquisitions were made in the first quarter of 2018.  In the same period in 2017, we acquired $61.5 million in housing finance bonds.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At March 31, 2018, trading investments were $239.9 million in U.S. Treasury bills, $1.4 billion in U.S. Treasury notes, $585.6 million in GSE securities, and $3.6 million in Ambac corporate notes.  We acquired $370.0 million of U.S. Treasury notes, and $231.7 million in GSE securities in the first quarter of 2018.  Ambac corporate notes par $3.4 million were received from the Ambac Corporation as consideration for insurance claims on certain PLMBS.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $48.9 million at March 31, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.8 billion at March 31, 2018, a little lower than $2.9 billion at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the three months of 2018 were $65.2 million, compared to $68.4 million in the prior year same period.  Acquisitions in the three months of 2018 were $49.2 million, compared to $110.0 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks consider the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its third annual stress test, and publicly disclosed the stress test results on November 16, 2017 on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At March 31, 2018, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $862.2 million.  To support $151.9 billion of total assets at March 31, 2018, the minimum required total capital was $6.1 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.8 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2018 and December 31, 2017 balance sheet leverage (based on U.S. GAAP) was 19.3 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (“FRBNY”) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at March 31, 2018 included $85.0 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $15.4 billion in short-term and overnight loans in the federal funds and the repo markets, and $504.4 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE-issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $33.5 billion, well in excess of the required $4.0 billion.

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  If maturing advances are not replaced, it will have an impact on business volume.  Period-end advance balances were lower at March 31, 2018, compared to December 31, 2017, primarily due to run-offs of adjustable-rate advances (“ARC”) near the quarter-end.  On a quarter-over-quarter basis, volume of advance business, as measured by average balances, was higher in the first quarter of 2018 compared to the 2017 period.

Table 4.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $112.7 billion at March 31, 2018, compared to $122.7 billion at December 31, 2017.

Carrying value of advances outstanding at March 31, 2018 was $112.2 billion, compared to $122.4 billion at December 31, 2017.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value loss of $538.2 million at March 31, 2018 and a fair value loss of $265.3 million at December 31, 2017.  For advances elected under the fair value option (“FVO”), the basis adjustments were valuation gains of $1.6 million at March 31, 2018 and $5.6 million at December 31, 2017.  For more information about basis adjustments, see Table 4.4 Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                       Advances by Product Type

	March 31, 2018		December 31, 2017
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$30,595,467	27.14%	$37,060,467	30.20%
Fixed Rate Advances	51,127,923	45.35	50,517,644	41.17
Short-Term Advances	20,426,184	18.12	23,818,181	19.41
Mortgage Matched Advances	320,754	0.28	352,859	0.29
Overnight & Line of Credit (OLOC) Advances	2,831,004	2.51	3,748,677	3.05
All other categories	7,437,232	6.60	7,209,613	5.88

Total par value	112,738,564	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(538,163)		(265,260)
Fair value option valuation adjustments and accrued interest	1,568		5,624

Total	$112,201,969		$122,447,805

For more information about advance product types, see our most recent Form 10-K filed on March 22, 2018.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                       Advances by Interest-Rate Payment Terms

	March 31, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$82,083,915	72.81%	$85,587,792	69.75%
Variable-rate (b)	30,651,649	27.19	37,116,649	30.25
Variable-rate capped or floored (c)	3,000	—	3,000	—

Total par value	112,738,564	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(538,163)		(265,260)
Fair value option valuation adjustments and accrued interest	1,568		5,624

Total	$112,201,969		$122,447,805

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at March 31, 2018, with only 4.3% of advances in the remaining maturity bucket of greater than 5 years (2.5% at December 31, 2017).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                       Advances by Maturity and Yield Type

	March 31, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$52,496,128	46.56%	$54,923,033	44.76%
Due after one year	29,587,787	26.25	30,664,759	24.99
Total Fixed-rate	82,083,915	72.81	85,587,792	69.75

Variable-rate
Due in one year or less	21,231,753	18.83	30,368,458	24.75
Due after one year	9,422,896	8.36	6,751,191	5.50

Total Variable-rate	30,654,649	27.19	37,119,649	30.25
Total par value	112,738,564	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments (a)	(538,163)		(265,260)
Fair value option valuation adjustments and accrued interest (b)	1,568		5,624
Total	$112,201,969		$122,447,805

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $49.7 billion at March 31, 2018 and $53.6 billion at December 31, 2017. The application of this accounting methodology resulted in the recognition of a net unrealized hedge valuation basis losses at the two dates.  The LIBOR curve, which is the valuation basis for hedged advances under ASC 815, has continued to rise for short maturities and for the longer-term sectors (through 8 years) that make up the majority of our outstanding hedged advances.  Valuations of fixed-rate LIBOR benchmark hedge advances move inversely with the LIBOR curve, and the net cumulative basis losses were consistent with the upward-sloping LIBOR yield curve at March 31, 2018 and December 31, 2017.

Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

For more information, see Table 1.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

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

Valuation adjustments and interest accrued receivable taken together reported net basis gains at March 31, 2018 and December 31, 2017.  Advances elected under the FVO are typically variable rate LIBOR indexed advances, which re-priced frequently to market indices or fixed-rate with short remaining durations.  As a result, valuation basis remained near to par.  The notional amount of the FVO advance portfolio declined to $0.8 billion at March 31, 2018, compared to $2.2 billion at December 31, 2017.  Run-offs of advances elected under the FVO were not replaced by new transactions.

We have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 18 Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:                                       Hedged Advances by Type

Par Amount	March 31, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullets (a)	$47,469,218	$52,983,896
Fixed-rate putable (b)	2,189,000	567,000
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000
Total Qualifying Hedges	$49,704,793	$53,597,471

Aggregate par amount of advances hedged (c)	$49,785,043	$53,674,759
Fair value basis (Qualifying hedging adjustments)	$(538,163)	$(265,260)

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

Advances elected under the FVO — Advances elected under the FVO at March 31, 2018 and December 31, 2017 were shorter-term adjustable-rate (“ARCs”).  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2018	December 31, 2017
Advances designated under FVO (a)	$750,000	$2,200,000

(a)   Notional amounts of advances elected under the FVO have decreased as run-offs were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:                                       Putable and Callable Advances

	Advances
Par Amount	March 31, 2018	December 31, 2017
Putable/callable	$2,249,825	$597,825
No-longer putable/callable	$811,500	$1,020,500

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

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 22, 2018.

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, and money market investments (Carrying values, dollars in thousands):

Table 5.1:                                       Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2018	2017	Variance	Variance

State and local housing finance agency obligations (a)	$1,147,185	$1,147,510	$(325)	(0.03)%
Trading securities (b)	2,241,243	1,641,568	599,675	36.53
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	504,403	528,627	(24,224)	(4.58)
Held-to-maturity securities, at carrying value (c)	17,014,733	16,677,023	337,710	2.03
Total securities	20,907,564	19,994,728	912,836	4.57

Grantor trust (d)	48,909	48,642	267	0.55
Securities purchased under agreements to resell	4,050,000	2,700,000	1,350,000	50.00
Federal funds sold	11,300,000	10,326,000	974,000	9.43

Total investments	$36,306,473	$33,069,370	$3,237,103	9.79%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  There were no acquisitions for the three months of 2018.

(b)         U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $370.0 million of U.S. Treasury notes and $231.7 million of GSE securities in the first quarter of 2018.  We received par amounts of $3.4 million of Ambac corporate notes from the insurer Ambac Corporation as consideration for insurance claims on certain insured private-label MBS.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were designated as AFS in the three months of 2018.  AFS securities outstanding are all GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $1.1 billion of GSE-issued MBS were acquired in 2018 and designated as HTM.  MBS in the HTM portfolio are predominantly GSE-issued, and less than 2% are PLMBS.

(d)        Funds in the grantor trusts were designated as Equity Investments at January 1, 2018.  Prior to January 1, 2018, the funds were classified as AFS.  In the first quarter of 2018, we invested $0.8 million in cash, and payouts to retirees were $0.5 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plans.  For more information about the pension plan, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2018.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Debt Securities Issuer Concentration

	March 31, 2018			December 31, 2017
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,234,719	$5,202,446	66.41%	$5,009,067	$5,019,957	60.78%
Freddie Mac	12,083,809	12,072,929	153.30	11,986,984	12,055,501	145.45
Ginnie Mae	26,798	26,970	0.34	28,237	28,412	0.34
All Others - PLMBS	173,810	211,314	2.20	181,362	216,793	2.20
Non-MBS (b)	1,147,185	1,120,716	14.55	1,196,152	1,163,379	14.51
Total Investment Debt Securities	$18,666,321	$18,634,375	236.80%	$18,401,802	$18,484,042	223.28%

Categorized as:

Available-for-Sale Securities	$504,403	$504,403		$577,269	$577,269

Held-to-Maturity Securities	$18,161,918	$18,129,972		$17,824,533	$17,906,773

(a)          Carrying values include fair values for AFS securities.

(b)          Non-MBS consists of housing finance agency bonds at March 31, 2018; at December 31, 2017 the line also included funds in grantor trusts.

(c)           Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	March 31, 2018
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$938	$16,842,520	$109,677	$18,979	$42,619	$17,014,733
State and local housing finance agency obligations	36,400	1,084,895	6,060	19,830	—	1,147,185

Total Long-term securities	$37,338	$17,927,415	$115,737	$38,809	$42,619	$18,161,918

	December 31, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$989	$16,497,280	$114,833	$19,637	$44,284	$16,677,023
State and local housing finance agency obligations	36,400	1,085,220	25,890	—	—	1,147,510

Total Long-term securities	$37,389	$17,582,500	$140,723	$19,637	$44,284	$17,824,533

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	March 31, 2018			December 31, 2017
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$504,403	$—	$504,403	$528,627	$—	$528,627
Other - Grantor trust	—	—	—	—	48,642	48,642

Total Available-for-sale securities	$504,403	$—	$504,403	$528,627	$48,642	$577,269

Footnotes to Table 5.3 and Table 5.4.

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

External credit rating information has been provided in Table 5.3 and Table 5.4 as the information is used as another data point to supplement our credit quality indicators, and they serve as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment debt securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment debt securities portfolio.

Fair Value Levels of Investment Debt Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at March 31, 2018 and December 31, 2017, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment debt securities, see financial statements, Note 5. Trading securities, Note 7. Available-for-Sale Securities and Note 8. Held-to-Maturity Securities.  For more information about the corroboration and other analytical procedures performed, see Note 18. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2018		December 31, 2017
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$999,800	2.29%	$880,774	2.45%
Due after one year through five years	4,894,733	2.89	4,650,579	2.78
Due after five years through ten years	7,675,387	2.46	8,225,685	2.23
Due after ten years	3,958,015	2.67	3,458,160	2.57

Total mortgage-backed securities	$17,527,935	2.62%	$17,215,198	2.46%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  No OTTI was recorded in the first quarter 2018 and 2017.

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

The Finance Agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, and we did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union in any periods in this report.  For more information about our policies and practices, see the most recent Form 10-K filed on March 22, 2018.

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $4.1 billion at March 31, 2018 and $2.7 billion at December 31, 2017.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $11.3 billion at March 31, 2018 and $10.3 billion at December 31, 2017, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.6:                                       Trading Securities

	Trading Securities
	March 31, 2018	December 31, 2017
Par value	$2,253,500	$1,648,377
Amortized cost	$2,245,304	$1,642,637
Carrying/Fair value	$2,241,243	$1,641,568

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.8 billion at March 31, 2018, a decrease of $16.3 million (net of acquisitions and paydowns) from the balance at December 31, 2017.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 22, 2018.

We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:                                       MPF by Conventional and Insured Loans

	March 31, 2018	December 31, 2017

Federal Housing Administration and Veteran Administration insured loans	$233,824	$235,232
Conventional loans	2,600,214	2,615,140

Total par MPF loans	$2,834,038	$2,850,372

Mortgage Loans — Loss Sharing and the Credit Enhancement Waterfall

For all loans acquired prior to June 1, 2017, the credit enhancement was computed as the amount that would bring an uninsured loan to “Double A” credit risk.  For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk.  In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the credit obligation of the PFI.  We assume all residual risk.  Also, see financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.2:                                       Geographic Concentration of MPF Loans

	March 31, 2018		December 31, 2017
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	69.2%	59.9%	69.1%	59.5%

Table 6.3:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank	$269,071	9.49%
Sterling National Bank	257,778	9.10
Bethpage Federal Credit Union	199,693	7.05
Teachers Federal Credit Union	182,589	6.44
Investors Bank	180,386	6.36
All Others	1,744,521	61.56

Total	$2,834,038	100.00%

	December 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$273,060	9.58%
Sterling National Bank (b)	265,526	9.32
Bethpage Federal Credit Union	189,025	6.63
Investors Bank	186,397	6.54
Teachers Federal Credit Union	177,230	6.22
All Others	1,759,134	61.71

Total	$2,850,372	100.00%

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

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) was $85.7 billion (par, $85.3 billion) at March 31, 2018, compared to $99.3 billion (par, $98.9 billion) at December 31, 2017.  On average, CO bonds funded 58.8% and 59.7% of earning assets in the three months ended March 31, 2018 and in the same period in the prior year.

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

Consolidated obligation discount notes — The carrying value of Consolidated obligation discount notes outstanding was $56.5 billion at March 31, 2018 and $49.6 billion at December 31, 2017.  On average, discount notes funded 35.5% of earning assets in the three months ended March 31, 2018, compared to 33.9% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at March 31, 2018 and December 31, 2017, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations.  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

The issuance and servicing of Consolidated obligation debt is performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of Consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for Consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our most recent Form 10-K filed on March 22, 2018.

Joint and Several Liability

Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 19.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$21,815,805	25.57%	$24,080,150	24.36%
Fixed-rate, callable	3,528,000	4.14	3,658,000	3.70
Step Up, callable	428,000	0.50	253,000	0.26
Single-index floating rate	59,540,000	69.79	70,860,000	71.68

Total par value	85,311,805	100.00%	98,851,150	100.00%

Bond premiums	52,472		54,654
Bond discounts	(29,289)		(27,335)
Hedge valuation basis adjustments (a)	187,282		273,585
Hedge basis adjustments on terminated hedges (b)	133,540		134,920
FVO (c) - valuation adjustments and accrued interest	(279)		1,074

Total Consolidated obligation-bonds	$85,655,531		$99,288,048

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

(a)         Hedge valuation basis — The reported carrying values of hedged Consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $14.8 billion at March 31, 2018 and $15.8 billion at December 31, 2017.

The application of the accounting methodology resulted in the recognition of the net unrealized hedge valuation basis losses at the two balance sheet dates.  The basis losses were primarily driven by valuations of long-term vintage CO bonds, which had been issued at the then prevailing higher rate environment.  The quarter-over-quarter change in the valuation basis losses were in line with changes in the term structure of the swap curve.  All CO bonds hedged under ASC 815 are fixed-rate liabilities, and fixed-rate cash flows are discounted by the LIBOR benchmark curve.  Generally, hedge valuation basis are unrealized and will reverse to zero if hedged debt are held to their maturity or to their call dates.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  The notional amounts of CO bonds elected under the FVO were $0.1 billion at March 31, 2018 and $1.1 billion at December 31, 2017.  Run-offs of bonds elected under the FVO were not replaced by new transactions, explaining the decline in the valuation basis.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and medium-term, and fluctuations in their valuations were not significant as the bonds re-priced relatively frequently to market indices, remaining near to par, although inter-period volatility is likely.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 18.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.  Decline in ASC 815 fair value hedges of fixed-rate debt reflect an asset-liability management decision to replace maturing fixed-rate CO bonds with floating-rate CO bonds, which are typically hedged on an economic basis.

	Consolidated Obligation Bonds
Par Amount	March 31, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullet bonds	$12,324,990	$14,326,105
Fixed-rate callable bonds	2,513,000	1,453,000
	$14,837,990	$15,779,105

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2018	December 31, 2017
Bonds designated under FVO	$130,000	$1,130,000

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate bonds to a variable-rate instrument.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  Issuances of fixed-rate CO bonds have generally declined and run offs of CO bonds elected under the FVO were not replaced in an asset-liability management decision.  See financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.

Table 7.4:                                       Economic Hedged Bonds (Excludes CO bonds elected under the FVO and designated in an economic hedge)

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  During the periods in this report, we issued variable-rate bonds indexed to the 1-month LIBOR.  To mitigate the economic risk of a change in the variable-rate basis between the 3-month LIBOR and the 1-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values.  We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	March 31, 2018	December 31, 2017
Bonds designated as economically hedged
Floating-rate bonds (a)	$41,675,000	$35,390,000
Fixed-rate bonds (b)	15,000	15,000
	$41,690,000	$35,405,000

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$71,789,815	84.15%	$84,436,565	85.42%
Due or callable after one year through two years	6,468,540	7.58	7,266,255	7.35
Due or callable after two years through three years	1,840,530	2.16	1,917,400	1.94
Due or callable after three years through four years	1,147,180	1.35	973,595	0.98
Due or callable after four years through five years	829,740	0.97	947,835	0.96
Thereafter	3,236,000	3.79	3,309,500	3.35

Total par value	85,311,805	100.00%	98,851,150	100.00%

Bond premiums	52,472		54,654
Bond discounts	(29,289)		(27,335)
Hedge valuation basis adjustments	187,282		273,585
Hedge basis adjustments on terminated hedges	133,540		134,920
FVO - valuation adjustments and accrued interest	(279)		1,074

Total bonds	$85,655,531		$99,288,048

(a)   Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations  — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2018	December 31, 2017
Callable	$3,956,000	$3,911,000
Non-Callable	$81,355,805	$94,940,150

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	March 31, 2018	December 31, 2017
Par value	$56,605,870	$49,685,334
Amortized cost	$56,508,323	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	1,653	3,003
Total discount notes	$56,509,976	$49,613,671

Weighted average interest rate	1.59%	1.23%

(a)         Valuation basis adjustment losses, including unaccreted discounts, were recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values included unaccreted discounts.  Notional amounts of instruments elected under the FVO were $1.6 billion at March 31, 2018 and $2.3 billion at December 31, 2017.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2018	December 31, 2017
Discount notes designated under FVO (a)	$1,564,375	$2,309,618

CO Discount notes elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument.  We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules.  See financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2018	December 31, 2017
Discount notes hedged under qualifying hedge (a)	$2,414,000	$2,349,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence typically for periods up to 14 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	March 31, 2018	December 31, 2017
Capital Stock (a)	$6,311,396	$6,750,005
Unrestricted retained earnings (b)	1,070,847	1,067,097
Restricted retained earnings (c)	504,430	479,185
Accumulated Other Comprehensive Income (Loss)	(3,971)	(55,249)
Total Capital	$7,882,702	$8,241,038

(a)         Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 13. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 22, 2018.

(b)         Unrestricted retained earnings — Net Income for the three months ended March 31, 2018 was $126.2 million; $4.9 million of a cumulative adjustment from adoption of ASU 2016-01 at January 1, 2018 was added to Unrestricted retained earnings; $25.2 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $102.2 million to members as dividends in the three months ended March 31, 2018.  As a result, Unrestricted retained earnings increased by $3.7 million to $1.1 billion at March 31, 2018.

(c)          Restricted retained earnings — Restricted retained earnings balance at March 31, 2018 has grown to $504.4 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2018	December 31, 2017

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(13,928)	$(14,803)
Net unrealized gains on available-for-sale securities (b)	5,129	10,178
Net unrealized losses on hedging activities (c)	34,896	(19,877)
Employee supplemental retirement plans (d)	(30,068)	(30,747)
Total Accumulated other comprehensive income (loss)	$(3,971)	$(55,249)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined at December 31, 2017, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities), and no additional OTTI was recorded in the period.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value basis of MBS securities; at December 31, 2017, the balance also included grantor trust funds, which had been designated as available-for-sale.

(c)          Cash flow hedge valuation losses — Balances represented cumulative fair value basis on the two cash flow hedging strategies at the balance sheet dates.  Financial statements, Note 17.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 15.  Employee Retirement Plans in the FHLBNY’s most recent Form 10-K filed on March 22, 2018.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2018	March 31, 2017
Cash dividends paid per share	$1.64	$1.42
Dividends paid (a) (c)	$102,154	$86,953
Pay-out ratio (b)	80.93%	125.00%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Does not include dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.  To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs. Finance Agency regulations prohibit the speculative use of derivatives.  For additional information about the methodologies adopted for the fair value measurement of derivatives, see financial statements, Note 18.  Fair Values of Financial Instruments.

Derivative Credit Risk Exposure and Concentration

In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire a replacement derivative from a different counterparty at a cost that may exceed its recorded fair values.  We are also subject to operational risks in the execution and servicing of derivative transactions.  The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk.   For more information about our risk measurement and risk mitigation processes, see Note 16.  Derivatives and Hedging Activities in the most recent Form 10-K filed on March 22, 2018.

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the FHLBNY was in a liability position and counterparties were in gain positions, the fair values and notional amounts were grouped together (in thousands):

Table 9.1:                                       Derivatives Counterparty Credit Ratings

	March 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,729,250	$170,384	$(57,410)	$112,974	$(102,201)	$10,773
Cleared derivatives assets (d)	32,797,535	776	—	776	—	776
	36,526,785	171,160	(57,410)	113,750	(102,201)	11,549
Liability positions with credit exposure
Uncleared derivatives
Double A liability	245,000	(521)	750	229	—	229
Single A liability (c)	3,873,445	(2,450)	6,144	3,694	—	3,694
Cleared derivatives liability (d)	69,563,863	—	—	—	239,868	239,868
	73,682,308	(2,971)	6,894	3,923	239,868	243,791
Total derivative positions with non-member counterparties to which the Bank had credit exposure	110,209,093	168,189	(50,516)	117,673	137,667	255,340

Member institutions	18,846	3	—	3	(3)	—
Total	$110,227,939	$168,192	$(50,516)	$117,676	$137,664	$255,340
Derivative positions without credit exposure	$5,389,401
Total notional	$115,617,340

	December 31, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,430,433	$157,922	$(45,180)	$112,742	$(103,036)	$9,706
Liability positions with credit exposure
Cleared derivatives liability (d)	103,391,947	—	—	—	239,064	239,064
Total derivative positions with non-member counterparties to which the Bank had credit exposure	105,822,380	157,922	(45,180)	112,742	136,028	248,770
Total	$105,822,380	$157,922	$(45,180)	$112,742	$136,028	$248,770
Derivative positions without credit exposure	$9,354,160
Total notional	$115,176,541

(a)  Includes margins in excess of fair values that were posted to counterparties, and were classified as a component of derivative assets, as they represented a receivable and an exposure for the FHLBNY.

(b)   Non-cash collateral securities.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities are not transferred.

(c)    NRSRO Ratings.

(d)   On Cleared derivatives, we are required to pledge initial margin to Derivative Clearing Organizations (“DCOs”).  At March 31, 2018 and December 31, 2017, we had pledged $239.9 million and $239.1 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

For additional information, and an analysis of our exposure due to non-performance of swap counterparties, see Table “Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation” in Note 17. Derivatives and Hedging Activities to financial statements.

Liquidity, Short-Term Borrowings and Short-Term Debt

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2018	$1,115	$114,922	$113,807
December 31, 2017	1,654	108,241	106,587

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2018	$7,941	$38,370	$30,429
December 31, 2017	9,705	33,398	23,693

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2018	$4,040	$33,494	$29,454
December 31, 2017	2,276	29,131	26,855

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Outstanding at end of the period (a)	$56,509,976	$49,613,671	$49,954,100	$56,494,100
Weighted-average rate at end of the period	1.59%	1.23%	1.65%	1.31%
Average outstanding for the period (a)	$57,847,802	$45,895,662	$54,958,544	$39,454,853
Weighted-average rate for the period	1.38%	0.85%	1.43%	0.96%
Highest outstanding at any month-end (a)	$59,769,950	$57,330,972	$53,714,100	$56,494,100

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For more information about contractual obligations and commitments, see financial statements, Note 19. Commitments and Contingencies.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Proposed Amendments to Affordable Housing Program (“AHP”) Regulations.  On March 14, 2018, the Finance Agency published a proposed rule to amend the operating requirements of the FHLBanks’ AHP.  The proposal is open for public comment through June 12, 2018.  If adopted as proposed, among other updates, the AHP rule would:

•                  require an FHLBank to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•                  permit an FHLBank to voluntarily increase its AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•                  increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•                  remove the retention agreement requirement for owner-occupied units;

•                  further align AHP monitoring with certain federal government funding programs;

•                  increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•                  authorize an FHLBank using market research empirical data to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBanks’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects.  The proposed rule would also increase AHP’s complexity and administrative burden.

The rule, as proposed, would require changes in the areas of operations, communications, and information systems of the FHLBanks.  It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors.  The Bank does not believe that the rule, if adopted substantially as proposed, would be material to its financial condition or results of operation, since, among other things, it would not increase the annual AHP funding requirement.  However, the Bank expects there to be increased costs related to implementing the rule requirements and making related adjustments to its systems.  In addition, if the rule is adopted as proposed, the Bank expects a possible change to the types of projects that may be funded on a go-forward basis in the Bank’s district, with a commensurate impact on AHP sponsors and their respective communities.

Office of the Comptroller of the Currency (“OCC”), Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), Farm Credit Administration and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (“QFC”) rules.  It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules.  The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

Comments on the proposed rule were due by April 23, 2018. The Bank continues to evaluate the proposed rule, but does not expect this rule, if adopted substantially as proposed, to materially affect its financial condition or results of operations.

Finance Agency Advisory Bulletin on Scenario Determination for Market Risk Models Used for Risk-Based Capital.  On February 7, 2018, the Finance Agency issued Advisory Bulletin 2018-01, which supersedes previous guidance on value-at-risk modeling and the calculation of market risk capital requirements, effective as of November 1, 2018.  The Advisory Bulletin provides guidance to FHLBanks regarding the determination of market risk scenarios that are incorporated into the FHLBank’s internal market risk models.  The guidance states that the continued use of proportional or haircut shocks to an FHLBank’s internal risk models will no longer be deemed satisfactory to the Finance Agency.  Instead, the Finance Agency will consider interest rate and market price scenarios that an FHLBank incorporates into its internal market risk model to be satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the Advisory Bulletin; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down 200bps measurement performed between the first quarter of 2017 and the fourth quarter of 2017. However, the Bank has performed a down 100bps measurement beginning in the fourth quarter of 2017 and a down 200bps in the first quarter of 2018):

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2018	-0.15	-1.75	-0.75	0.40
December 31, 2017	-0.37	N/A	-0.95	0.36
September 30, 2017	-0.38	N/A	N/A	0.54
June 30, 2017	-0.24	N/A	N/A	0.53
March 31, 2017	0.06	N/A	N/A	0.75

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

One Year Re-pricing Gap
March 31, 2018	$6.738 Billion
December 31, 2017	$7.592 Billion
September 30, 2017	$6.496 Billion
June 30, 2017	$6.372 Billion
March 31, 2017	$5.507 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down 200bps measurement was not performed between the first quarter of 2017 and the first quarter of 2018 however, the Bank has performed a down 100bps measurement beginning the fourth quarter of 2017):

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
March 31, 2018	N/A	-2.69%	3.98%
December 31, 2017	N/A	-3.14%	7.02%
September 30, 2017	N/A	N/A	3.19%
June 30, 2017	N/A	N/A	5.28%
March 31, 2017	N/A	N/A	3.92%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down 200bps measurement was not performed between the first quarter of 2017 to the fourth quarter of 2017 however, the Bank has performed a down 100bps measurement beginning the fourth quarter of 2017 and a down 200bps for the first quarter of 2018):

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
March 31, 2018	-1.69%	-0.52%	-0.40%
December 31, 2017	N/A	-0.81%	-0.20%
September 30, 2017	N/A	N/A	-0.39%
June 30, 2017	N/A	N/A	-0.48%
March 31, 2017	N/A	N/A	-0.98%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2018 and December 31, 2017 (in millions):

	Interest Rate Sensitivity
	March 31, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$16,543	$139	$515	$429	$1,835
MBS investments	9,474	855	2,282	2,067	2,871
Adjustable-rate loans and advances	30,655	—	—	—	—
Net unswapped	56,672	994	2,797	2,496	4,706

Liquidity trading portfolio	255	1,987	1	3	—
Swaps hedging investments	1,995	(1,995)	—	—	—
Net liquidity trading portfolio	2,250	(8)	1	3	—

Fixed-rate loans and advances	42,751	9,803	19,605	6,287	3,637
Swaps hedging advances	36,082	(8,322)	(18,158)	(5,998)	(3,604)
Net fixed-rate loans and advances	78,833	1,481	1,447	289	33

Total interest-earning assets	$137,755	$2,467	$4,245	$2,788	$4,739

Interest-bearing liabilities:
Deposits	$1,289	$4	$—	$—	$—

Discount notes	55,923	587	—	—	—
Swapped discount notes	(2,375)	—	768	288	1,319
Net discount notes	53,548	587	768	288	1,319

Consolidated Obligation Bonds
FHLBank bonds	54,974	15,006	9,331	2,870	3,296
Swaps hedging bonds	21,721	(13,645)	(6,368)	(958)	(750)
Net FHLBank bonds	76,695	1,361	2,963	1,912	2,546

Total interest-bearing liabilities	$131,532	$1,952	$3,731	$2,200	$3,865
Post hedge gaps (a):
Periodic gap	$6,223	$515	$514	$588	$874
Cumulative gaps	$6,223	$6,738	$7,252	$7,840	$8,714

	Interest Rate Sensitivity
	December 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$14,238	$159	$545	$442	$1,771
MBS investments	9,291	855	2,059	1,979	3,055
Adjustable-rate loans and advances	37,120	—	—	—	—
Net unswapped	60,649	1,014	2,604	2,421	4,826

Liquidity trading portfolio	239	1,256	147	—	—
Swaps hedging investments	1,408	(1,261)	(147)	—	—
Net liquidity trading portfolio	1,647	(5)	—	—	—

Fixed-rate loans and advances	43,147	11,835	21,227	7,438	1,940
Swaps hedging advances	39,629	(10,719)	(19,886)	(7,127)	(1,897)
Net fixed-rate loans and advances	82,776	1,116	1,341	311	43

Total interest-earning assets	$145,072	$2,125	$3,945	$2,732	$4,869

Interest-bearing liabilities:
Deposits	$1,166	$12	$—	$—	$—

Discount notes	49,424	189	—	—	—
Swapped discount notes	(2,349)	—	525	531	1,293
Net discount notes	47,075	189	525	531	1,293

Consolidated Obligation Bonds
FHLBank bonds	65,519	18,199	9,250	2,545	3,509
Swaps hedging bonds	24,199	(16,754)	(6,057)	(638)	(750)
Net FHLBank bonds	89,718	1,445	3,193	1,907	2,759

Total interest-bearing liabilities	$137,959	$1,646	$3,718	$2,438	$4,052
Post hedge gaps (a):
Periodic gap	$7,113	$479	$227	$294	$817
Cumulative gaps	$7,113	$7,592	$7,819	$8,113	$8,930

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2018.  Based on this evaluation, they concluded that as of March 31, 2018, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

There were no material changes to the disclosures relating to Rule 2-01(c)(1)(ii)(A) of Regulation S-X included in Part II, Item 9B of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 22, 2018.

Item 6.                   Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

3.01	Amended and Restated Bylaws of the Bank		8-K	3/22/2018

4.01	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018

10.01	Bank 2018 Incentive Compensation Plan		10-K	3/22/2018

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 9, 2018