Form 10-Q
period 2018-06-30
Federal Home Loan Bank of New York
filed 2018-08-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2018 was 64,778,240.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks (Note 3)	$158,300	$127,403
Securities purchased under agreements to resell (Note 4)	4,945,000	2,700,000
Federal funds sold (Note 4)	14,887,000	10,326,000
Trading securities (Note 5) (Includes $239,034 pledged as collateral at June 30, 2018 and $239,064 at December 31, 2017)	3,766,579	1,641,568
Equity Investments (Note 6)	50,116	—
Available-for-sale securities, net of unrealized gains of $5,040 at June 30, 2018 and $10,178 at December 31, 2017 (Note 7)	479,954	577,269
Held-to-maturity securities (Note 8) (Includes $5,134 pledged as collateral at June 30, 2018 and $5,728 at December 31, 2017)	18,139,926	17,824,533
Advances (Note 9) (Includes $250,532 at June 30, 2018 and $2,205,624 at December 31, 2017 at fair value under the fair value option)	110,782,004	122,447,805
Mortgage loans held-for-portfolio, net of allowance for credit losses of $817 at June 30, 2018 and $992 at December 31, 2017 (Note 10)	2,887,473	2,896,976
Accrued interest receivable	288,019	226,981
Premises, software, and equipment	35,232	29,697
Derivative assets (Note 17)	130,947	112,742
Other assets	9,938	7,398

Total assets	$156,560,488	$158,918,372

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,130,636	$1,142,056
Non-interest-bearing demand	20,903	17,999
Term	39,500	36,000

Total deposits	1,191,039	1,196,055

Consolidated obligations, net (Note 12)
Bonds (Includes $29,784 at June 30, 2018 and $1,131,074 at December 31, 2017 at fair value under the fair value option)	101,391,992	99,288,048
Discount notes (Includes $0 at June 30, 2018 and $2,312,621 at December 31, 2017 at fair value under the fair value option)	45,470,462	49,613,671

Total consolidated obligations	146,862,454	148,901,719

Mandatorily redeemable capital stock (Note 14)	17,707	19,945

Accrued interest payable	198,701	162,176
Affordable Housing Program (Note 13)	149,304	131,654
Derivative liabilities (Note 17)	14,453	61,607
Other liabilities	204,300	204,178

Total liabilities	148,637,958	150,677,334

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 62,762 at June 30, 2018 and 67,500 at December 31, 2017	6,276,227	6,750,005
Retained earnings
Unrestricted	1,089,965	1,067,097
Restricted (Note 14)	535,465	479,185
Total retained earnings	1,625,430	1,546,282
Total accumulated other comprehensive income (loss)	20,873	(55,249)

Total capital	7,922,530	8,241,038

Total liabilities and capital	$156,560,488	$158,918,372

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2018 and 2017

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income
Advances, net (Note 9)	$629,485	$361,306	$1,175,945	$678,077
Interest-bearing deposits	90	46	154	81
Securities purchased under agreements to resell (Note 4)	19,728	5,008	29,837	8,313
Federal funds sold (Note 4)	76,338	35,872	143,856	63,473
Trading securities (Note 5)	13,221	75	22,345	214
Available-for-sale securities (Note 7)	3,082	2,447	5,927	4,698
Held-to-maturity securities (Note 8)	121,916	91,832	232,231	178,251
Mortgage loans held-for-portfolio (Note 10)	24,423	23,399	48,626	46,257
Loans to other FHLBanks (Note 20)	6	12	13	20

Total interest income	888,289	519,997	1,658,934	979,384

Interest expense
Consolidated obligation bonds (Note 12)	450,086	238,932	816,260	445,416
Consolidated obligation discount notes (Note 12)	225,376	101,581	432,756	178,754
Deposits (Note 11)	4,443	3,063	7,948	4,887
Mandatorily redeemable capital stock (Note 14)	293	239	626	643
Cash collateral held and other borrowings	386	68	620	121

Total interest expense	680,584	343,883	1,258,210	629,821

Net interest income before provision for credit losses	207,705	176,114	400,724	349,563

Provision (Reversal) for credit losses on mortgage loans	72	200	(308)	(101)

Net interest income after provision for credit losses	207,633	175,914	401,032	349,664

Other income (loss)
Service fees and other	3,973	4,111	7,694	7,363
Instruments held at fair value - Unrealized gains (losses) (Note 18)	(309)	(3,581)	(362)	(1,862)

Total OTTI losses	(398)	—	(398)	—
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	257	—	257	—
Net impairment losses recognized in earnings	(141)	—	(141)	—

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 17)	(5,285)	584	(24,085)	(118)
Net gains (losses) on Trading securities	781	(12)	(2,420)	(64)
Fair value gains (losses) on Equity Investments (Note 6)	305	—	45	—
Provision for litigation settlement on derivative contracts	—	—	—	(70,000)

Total other income (loss)	(676)	1,102	(19,269)	(64,681)

Other expenses
Operating	11,393	10,698	21,350	19,176
Compensation and benefits	17,489	16,623	36,257	33,989
Finance Agency and Office of Finance	3,641	3,201	7,900	6,977
Other expenses	1,986	1,008	3,521	2,016
Total other expenses	34,509	31,530	69,028	62,158

Income before assessments	172,448	145,486	312,735	222,825

Affordable Housing Program Assessments (Note 13)	17,274	14,573	31,336	22,347

Net income	$155,174	$130,913	$281,399	$200,478

Basic earnings per share (Note 15)	$2.53	$2.11	$4.46	$3.23

Cash dividends paid per share	$1.60	$1.23	$3.24	$2.65

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2018 and 2017

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net Income	$155,174	$130,913	$281,399	$200,478
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(89)	2,176	(214)	4,880
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	(257)	—	(257)	—
Accretion of non-credit portion of OTTI	1,464	1,274	2,339	7,138
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,207	1,274	2,082	7,138
Net change in unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	23,157	(13,786)	77,895	(3,700)
Reclassification of (gains) losses included in net income	(68)	294	(33)	603
Total net change in unrealized gains (losses) relating to hedging activities	23,089	(13,492)	77,862	(3,097)
Net change in pension and postretirement benefits	637	340	1,316	680
Total other comprehensive income (loss)	24,844	(9,702)	81,046	9,601
Total comprehensive income (loss)	$180,018	$121,211	$362,445	$210,079

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Six Months Ended June 30, 2018 and 2017

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	29,572	2,957,216	—	—	—	—	2,957,216
Repurchase/redemption of capital stock	(25,054)	(2,505,473)	—	—	—	—	(2,505,473)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($2.65 per share) on capital stock	—	—	(163,312)	—	(163,312)	—	(163,312)
Comprehensive income	—	—	160,382	40,096	200,478	9,601	210,079

Balance, June 30, 2017	67,565	$6,756,500	$1,025,744	$423,387	$1,449,131	$(86,049)	$8,119,582

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	41,729	4,172,890	—	—	—	—	4,172,890
Repurchase/redemption of capital stock	(46,466)	(4,646,544)	—	—	—	—	(4,646,544)
Shares reclassified to mandatorily redeemable capital stock	(1)	(124)	—	—	—	—	(124)
Cash dividends ($3.24 per share) on capital stock	—	—	(207,175)	—	(207,175)	—	(207,175)
Comprehensive income	—	—	225,119	56,280	281,399	81,046	362,445

Balance, June 30, 2018	62,762	$6,276,227	$1,089,965	$535,465	$1,625,430	$20,873	$7,922,530

(a)   Putable stock

(b)   Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trusts from AFS to Equity Investments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
Operating activities

Net Income	$281,399	$200,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	78,275	(25,434)
Concessions on consolidated obligations	1,372	2,140
Premises, software, and equipment	2,535	2,061
Provision (Reversal) for credit losses on mortgage loans	(308)	(101)
Credit impairment losses on held-to-maturity securities	141	—
Change in net fair value adjustments on derivatives and hedging activities	145,878	23,748
Net realized and unrealized (gains) losses on trading securities	2,420	64
Change in fair value on Equity Investments	(45)	—
Change in fair value adjustments on financial instruments held at fair value	362	1,925
Net change in:
Accrued interest receivable	(62,058)	(22,751)
Derivative assets due to accrued interest	(80,562)	(12,038)
Derivative liabilities due to accrued interest	76,732	4,611
Other assets	(3,065)	(2,498)
Affordable Housing Program liability	17,650	(3,780)
Accrued interest payable	36,525	19,086
Other liabilities	5,238	14,607
Total adjustments	221,090	1,640
Net cash provided by (used in) operating activities	502,489	202,118
Investing activities
Net change in:
Interest-bearing deposits	(8,410)	6,887
Securities purchased under agreements to resell	(2,245,000)	1,975,000
Federal funds sold	(4,561,000)	(4,017,000)
Deposits with other FHLBanks	156	2
Premises, software, and equipment	(8,071)	(16,083)
Trading securities:
Purchased (a)	(2,355,907)	—
Repayments	240,000	—
Proceeds from sales	—	100,164
Equity Investments (b):
Purchased	(1,809)	—
Proceeds from sales	902	—
Available-for-sale securities (b):
Purchased	—	(1,819)
Repayments	48,651	70,478
Proceeds from sales	—	914
Held-to-maturity securities (c):
Long-term securities
Purchased	(1,865,365)	(2,068,144)
Repayments	1,541,516	988,927
Advances:
Principal collected	522,899,000	545,626,026
Made	(511,566,922)	(554,329,189)
Mortgage loans held-for-portfolio:
Principal collected	128,639	128,510
Purchased	(122,231)	(233,491)
Proceeds from sales of REO	1,038	2,507
Net change in loans to other FHLBanks	—	255,000
Net cash provided by (used in) investing activities	2,125,187	(11,511,311)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
Financing activities
Net change in:
Deposits and other borrowings	$26,673	$670,238
Derivative contracts with financing element	(4,250)	(10,423)
Consolidated obligation bonds:
Proceeds from issuance	65,281,661	36,631,175
Payments for maturing and early retirement	(63,060,455)	(33,854,358)
Consolidated obligation discount notes:
Proceeds from issuance	611,195,518	565,986,743
Payments for maturing	(615,352,735)	(558,006,883)
Capital stock:
Proceeds from issuance of capital stock	4,172,890	2,957,216
Payments for repurchase/redemption of capital stock	(4,646,544)	(2,505,473)
Redemption of mandatorily redeemable capital stock	(2,362)	(13,885)
Cash dividends paid (d)	(207,175)	(163,312)

Net cash provided by (used in) financing activities	(2,596,779)	11,691,038
Net increase (decrease) in cash and due from banks	30,897	381,845
Cash and due from banks at beginning of the period (e)	127,403	151,769
Cash and due from banks at end of the period (e)	$158,300	$533,614

Supplemental disclosures:
Interest paid	$735,215	$456,866
Interest paid for Discount Notes (f)	$403,656	$151,199
Affordable Housing Program payments (g)	$13,686	$26,127
Transfers of mortgage loans to real estate owned	$227	$650
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$257	$—
Capital stock subject to mandatory redemption reclassified from equity	$124	$3,009

Notes to Supplemental Disclosure:

Non-cash transactions not included in the Statements of Cash Flows in the six months ended June 30, 2018:

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

(c)               Non-cash $0.4 million principal pay-down on a held-to-maturity MBS; non-cash reduction of $3.3 million to the amortized cost basis of certain insured MBS.  The non-cash amounts were also part of the considerations received from Ambac Corporation.

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

(f)                 Interest paid disclosures have been supplemented for the six months ended June 30, 2018 and 2017 under the disclosure guidance provided by ASU 2016-15 Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

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

Recently Adopted Significant Accounting Policies:

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

This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  To evaluate this provision, we have analyzed the FHLBank issued Consolidated obligation debt (“CO debt”), for which the fair value option has been elected, and have estimated the instrument-specific credit risk of CO debt as de minimis, if any, and accordingly no cumulative catch-up reclassification was necessary upon adoption at January 1, 2018.

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

Note 2.                                                         Recently Issued Accounting Standards and Interpretations, Not Yet Adopted:

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

Lease Accounting.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  The FHLBNY will adopt the guidance on its effective date of January 1, 2019.  In 2017, we entered into two significant long-term lease contracts for our office premises in New York and New Jersey.  Beginning January 1, 2019, all leases will be recognized on our balance sheet under ASU No. 2016-02 Leases (Topic 842).  Recognition of the “right-to-use” asset and an offsetting lease liability for our operating leases under the ASU would have a minimal impact on our statements of condition and the statements of income upon adoption.  The leasing standard is required to be applied to leases in existence as of the date of adoption, January 1, 2019, and under recent amendments to the ASU, entities may elect not to restate comparative periods.

Note 3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There was no compensating balance at June 30, 2018.  At December 31, 2017, the compensating balance at Citibank included in Cash and due from banks was $41.1 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $83.5 million at June 30, 2018 and $84.2 million at December 31, 2017.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At June 30, 2018 and December 31, 2017, the outstanding balances of Securities purchased under agreements to resell were $4.9 billion and $2.7 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities, market values $5.1 billion and $2.8 billion, were received at BONY to collateralize the overnight investments at June 30, 2018 and December 31, 2017.  No overnight investments had been executed bilaterally with counterparties.  Securities purchased under agreements to resell averaged $4.5 billion and $3.7 billion in the three and six months ended June 30, 2018.  For the same periods in the prior year, transaction balances averaged $2.4 billion. For the three and six months ended June 30, 2018, interest income from securities purchased under agreements to resell were $19.7 million and $29.8 million, compared to interest income of $5.0 million and $8.3 million for the same periods in the prior year.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at June 30, 2018 and December 31, 2017 (in thousands):

Fair value	June 30, 2018	December 31, 2017
GSE securities	$773,828	$356,899
Corporate notes	3,652	—
U.S. Treasury notes	2,989,099	1,045,605
U.S. Treasury bills	—	239,064
Total Trading securities	$3,766,579	$1,641,568

The FHLBNY received Ambac corporate notes from the Ambac Corporation as consideration for insurance claims on certain Ambac insured private-label mortgage-backed securities owned by the FHLBNY.  The Ambac notes were designated as trading securities.

The carrying values of trading securities included net unrealized fair value losses of $3.3 million at June 30, 2018 and $1.1 million at December 31, 2017.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $239.0 million at June 30, 2018 and $239.1 million at December 31, 2017 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (“CFTC”).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

The remaining maturities and estimated fair values of investments classified as trading (a) were as follows (dollars in thousands):

	June 30, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$773,828	$—	$773,828
Corporate notes	—	3,652	3,652
U.S. Treasury notes	2,249,851	739,248	2,989,099
Total Trading securities	$3,023,679	$742,900	$3,766,579
Yield on Trading securities	1.80%	1.85%

	December 31, 2017
	Due in one year or less		Due after one year through five years		Total Fair Value
GSE securities	$210,390		$146,509		$356,899
U.S. Treasury notes	1,045,605		—		1,045,605
U.S. Treasury bills	239,064		—		239,064
Total Trading securities	$1,495,059	(b)	$146,509	(b)	$1,641,568
Yield on Trading securities	1.34%		1.28%

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

Note 6.                                                               Equity Investments.

The carrying value of Equity Investments equals fair value.  The following table provides types of funds in the grantor trusts owned by the FHLBNY (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$959	$—	$—	$959
Equity funds	25,878	5,709	(84)	31,503
Fixed income funds	18,310	4	(660)	17,654
Total Equity Investments (a)	$45,147	$5,713	$(744)	$50,116

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The portion of unrealized gains and losses for the period related to Equity Investments still held was calculated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net gains (losses) recognized during the period	$305	$45
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$305	$45

Note 7.                                                         Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At June 30, 2018 and December 31, 2017, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$443,424	$4,965	$—	$448,389
CMBS-Floating	31,490	75	—	31,565
Total Available-for-sale securities	$474,914	$5,040	$—	$479,954

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
Cash equivalents (a)	$893	$—	$—	$893
Equity funds (a)	24,869	5,126	(3)	29,992
Fixed income funds (a)	17,957	43	(243)	17,757
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	490,249	5,163	—	495,412
CMBS-Floating	33,123	92	—	33,215
Total Available-for-sale securities	$567,091	$10,424	$(246)	$577,269

(a)         At December 31, 2017, funds in the FHLBNY’s grantor trusts were designated as available-for-sale.  Upon adoption of ASU 2016-01, the funds were designated as Equity Investments.  For more information, see Note 6.  Equity Investments.

(b)         Recorded in AOCI — Net unrealized fair value gains were $5.0 million at June 30, 2018 and $10.2 million at December 31, 2017.

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at June 30, 2018, and no security was in a loss position for 12 months or longer in the six months ended June 30, 2018.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$31,490	$31,565	$33,123	$33,215
Due after ten years	443,424	448,389	490,249	495,412
Fixed income/bond funds, equity funds and cash equivalents (b)	—	—	43,719	48,642

Total Available-for-sale securities	$474,914	$479,954	$567,091	$577,269

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.  See Note 6. Equity Investments for more information.

(c)          Amortized cost is after adjusting for net unamortized discounts of $1.7 million and $1.9 million at June 30, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$443,424	$448,389	$490,249	$495,412
CMBS floating - LIBOR	31,490	31,565	33,123	33,215

Total Mortgage-backed securities (a)	$474,914	$479,954	$523,372	$528,627

(a)         Total will not agree to total AFS portfolio at December 31, 2017 because the grantor trusts, which primarily comprise of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.                                      Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$84,699	$—	$84,699	$5,884	$—	$90,583
Freddie Mac	16,035	—	16,035	1,102	—	17,137
Total pools of mortgages	100,734	—	100,734	6,986	—	107,720

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,930,553	—	1,930,553	8,824	(9,053)	1,930,324
Freddie Mac	1,183,357	—	1,183,357	7,408	(2,771)	1,187,994
Ginnie Mae	12,928	—	12,928	162	—	13,090
Total CMOs/REMICs	3,126,838	—	3,126,838	16,394	(11,824)	3,131,408

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,799,752	—	2,799,752	1,981	(57,379)	2,744,354
Freddie Mac	10,720,573	—	10,720,573	35,630	(85,055)	10,671,148
Total commercial mortgage-backed securities	13,520,325	—	13,520,325	37,611	(142,434)	13,415,502

Non-GSE MBS (c)
CMOs/REMICs	7,381	(413)	6,968	75	(35)	7,008

Asset-Backed Securities (c)
Manufactured housing (insured)	41,332	—	41,332	2,193	—	43,525
Home equity loans (insured)	75,832	(7,140)	68,692	29,254	(156)	97,790
Home equity loans (uninsured)	47,445	(5,168)	42,277	7,080	(566)	48,791
Total asset-backed securities	164,609	(12,308)	152,301	38,527	(722)	190,106

Total MBS	16,919,887	(12,721)	16,907,166	99,593	(155,015)	16,851,744

Other
State and local housing finance agency obligations	1,232,760	—	1,232,760	537	(26,371)	1,206,926
Total Held-to-maturity securities	$18,152,647	$(12,721)	$18,139,926	$100,130	$(181,386)	$18,058,670

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$97,579	$—	$97,579	$7,978	$—	$105,557
Freddie Mac	20,160	—	20,160	1,512	—	21,672
Total pools of mortgages	117,739	—	117,739	9,490	—	127,229

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,612,543	—	1,612,543	10,716	(662)	1,622,597
Freddie Mac	960,374	—	960,374	7,485	(404)	967,455
Ginnie Mae	14,513	—	14,513	175	—	14,688
Total CMOs/REMICs	2,587,430	—	2,587,430	18,376	(1,066)	2,604,740

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,955,640	—	2,955,640	8,497	(15,639)	2,948,498
Freddie Mac	10,834,852	—	10,834,852	76,196	(16,272)	10,894,776
Total commercial mortgage-backed securities	13,790,492	—	13,790,492	84,693	(31,911)	13,843,274

Non-GSE MBS (c)
CMOs/REMICs	9,159	(172)	8,987	85	(385)	8,687

Asset-Backed Securities (c)
Manufactured housing (insured)	47,660	—	47,660	2,439	(40)	50,059
Home equity loans (insured)	86,606	(8,746)	77,860	26,479	(21)	104,318
Home equity loans (uninsured)	52,740	(5,885)	46,855	7,847	(973)	53,729
Total asset-backed securities	187,006	(14,631)	172,375	36,765	(1,034)	208,106

Total MBS	16,691,826	(14,803)	16,677,023	149,409	(34,396)	16,792,036

Other
State and local housing finance agency obligations	1,147,510	—	1,147,510	204	(32,977)	1,114,737
Total Held-to-maturity securities	$17,839,336	$(14,803)	$17,824,533	$149,613	$(67,373)	$17,906,773

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

Certain non-Agency Private-label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions on the extent of expected reliance by the FHLBNY on insurance support by Ambac, AGM and MBIA to make whole expected cash shortfalls are noted under “Monoline insurance” within this Note 8.  Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $5.1 million at June 30, 2018 and $5.7 million at December 31, 2017, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time the individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of an unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in these tables will not equal unrecognized holding losses in the Major Security Types tables.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous tables, unrecognized holding losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$117,739	$(1)	$233,560	$(26,370)	$351,299	$(26,371)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,666,448	(49,909)	292,911	(16,523)	2,959,359	(66,432)
Freddie Mac	4,637,399	(78,905)	400,480	(8,921)	5,037,879	(87,826)
Total MBS-GSE	7,303,847	(128,814)	693,391	(25,444)	7,997,238	(154,258)
MBS-Private-Label	703	(4)	29,069	(1,164)	29,772	(1,168)
Total MBS	7,304,550	(128,818)	722,460	(26,608)	8,027,010	(155,426)
Total	$7,422,289	$(128,819)	$956,020	$(52,978)	$8,378,309	$(181,797)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$191,872	$(73)	$343,791	$(32,904)	$535,663	$(32,977)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,181,936	(7,047)	331,845	(9,254)	1,513,781	(16,301)
Freddie Mac	2,051,154	(8,968)	781,211	(7,708)	2,832,365	(16,676)
Total MBS-GSE	3,233,090	(16,015)	1,113,056	(16,962)	4,346,146	(32,977)
MBS-Private-Label	10,674	(41)	31,527	(1,545)	42,201	(1,586)
Total MBS	3,243,764	(16,056)	1,144,583	(18,507)	4,388,347	(34,563)
Total	$3,435,636	$(16,129)	$1,488,374	$(51,411)	$4,924,010	$(67,540)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $26.4 million at June 30, 2018 and $33.0 million at December 31, 2017.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of June 30, 2018 all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The credit enhancements may include additional support from:

•                  Monoline Insurance

•                  Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments

•                  General obligation of the State issuing the bond.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$5,700	$5,700	$11,400	$11,388
Due after one year through five years	22,515	22,356	5,785	5,855
Due after five years through ten years	27,835	26,693	47,830	45,602
Due after ten years	1,176,710	1,152,177	1,082,495	1,051,892
State and local housing finance agency obligations	1,232,760	1,206,926	1,147,510	1,114,737

Mortgage-backed securities
Due in one year or less	803,315	800,744	880,774	880,780
Due after one year through five years	4,807,315	4,803,750	4,617,456	4,670,742
Due after five years through ten years	7,837,405	7,739,391	8,225,685	8,225,011
Due after ten years	3,471,852	3,507,859	2,967,911	3,015,503
Mortgage-backed securities	16,919,887	16,851,744	16,691,826	16,792,036

Total Held-to-maturity securities	$18,152,647	$18,058,670	$17,839,336	$17,906,773

(a)         Amortized cost is after adjusting for net unamortized premiums of $51.7 million and $51.8 million (net of unamortized discounts) at June 30, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2018		December 31, 2017
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$779,155	$778,742	$880,842	$880,671
Floating	2,353,953	2,353,953	1,714,068	1,714,068
Total CMO	3,133,108	3,132,695	2,594,910	2,594,739
CMBS
Fixed	7,739,166	7,739,166	7,310,487	7,310,487
Floating	5,781,159	5,781,159	6,480,005	6,480,005
Total CMBS	13,520,325	13,520,325	13,790,492	13,790,492
Pass Thru (a)
Fixed	229,360	217,052	262,569	248,499
Floating	37,094	37,094	43,855	43,293
Total Pass Thru	266,454	254,146	306,424	291,792
Total MBS	16,919,887	16,907,166	16,691,826	16,677,023
State and local housing finance agency obligations
Fixed	7,390	7,390	8,010	8,010
Floating	1,225,370	1,225,370	1,139,500	1,139,500
Total State and local housing finance agency obligations	1,232,760	1,232,760	1,147,510	1,147,510
Total Held-to-maturity securities	$18,152,647	$18,139,926	$17,839,336	$17,824,533

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

OTTI — One PLMBS, which had been previously determined to be OTTI, was re-impaired.  Credit-related OTTI of $141 thousand was recorded in the second quarter of 2018.  No impairment was recorded in the prior year periods.  Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at June 30, 2018.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2018, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$21,092	$26,822	$22,731	$29,117
Additional credit losses for which an OTTI charge was previously recognized	141	—	141	—
Realized credit losses	—	(269)	(49)	(269)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1,938)	(736)	(3,528)	(3,031)
Ending balance	$19,295	$25,817	$19,295	$25,817

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees are assumed in 2018.  For bond insurer Ambac, our analysis has determined improvements in the insurer’s financial position, and we have expanded the reliance basis from 45% at December 31, 2017 to 100% at March 31, 2018 for all periods through June 30, 2024.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                      Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$72,501,884	2.12%	65.10%	$85,291,491	1.62%	69.51%
Due after one year through two years	20,024,033	2.17	17.98	16,866,935	1.78	13.74
Due after two years through three years	6,415,167	2.19	5.76	9,513,504	1.97	7.75
Due after three years through four years	4,516,435	2.54	4.05	5,173,778	2.18	4.22
Due after four years through five years	1,877,971	2.45	1.69	2,757,648	2.42	2.25
Thereafter	6,039,872	2.47	5.42	3,104,085	2.27	2.53

Total par value	111,375,362	2.18%	100.00%	122,707,441	1.72%	100.00%

Hedge valuation basis adjustments (b)	(593,890)			(265,260)
Fair value option valuation adjustments and accrued interest (c)	532			5,624

Total	$110,782,004			$122,447,805

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$215,606	7.58%	$238,057	8.35%
Fixed long-term single-family mortgages	2,627,285	92.42	2,612,315	91.65

Total par value	2,842,891	100.00%	2,850,372	100.00%

Unamortized premiums	46,204		48,011
Unamortized discounts	(1,827)		(1,833)
Basis adjustment (b)	1,022		1,418

Total mortgage loans held-for-portfolio	2,888,290		2,897,968
Allowance for credit losses	(817)		(992)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,887,473		$2,896,976

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $34.3 million and $33.3 million at June 30, 2018 and December 31, 2017.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.2 million for the three and six months ended June 30, 2018 and for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Allowance for credit losses:
Beginning balance	$697	$1,145	$992	$1,554
Charge-offs	(17)	(341)	(81)	(449)
Recoveries	65	—	214	—
Provision (Reversal) for credit losses on mortgage loans	72	200	(308)	(101)
Ending balance	$817	$1,004	$817	$1,004

	June 30, 2018	December 31, 2017
Ending balance, individually evaluated for impairment	$280	$210
Ending balance, collectively evaluated for impairment	537	782
Total Allowance for credit losses	$817	$992

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	June 30, 2018	December 31, 2017
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$2,887,473	$2,896,976
Non-performing mortgage loans - Conventional (a)(b)	$11,102	$13,272
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,382	$5,582

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

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Six months ended
	June 30, 2018			June 30, 2018	June 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$12,825	$12,737	$—	$12,955	$13,332
With a related allowance	1,139	1,119	280	1,155	1,242
Total individually measured for impairment	$13,964	$13,856	$280	$14,110	$14,574

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,343	$14,222	$—	$14,386
With a related allowance	1,509	1,494	210	1,393
Total individually measured for impairment	$15,852	$15,716	$210	$15,779

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

(d)         Represents the average recorded investment for the three and six months ended June 30, 2018 and the twelve months ended December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Six months ended
	June 30, 2018			June 30, 2018	June 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$237,412	$231,343	$—	$238,109	$239,441
Uninsured loans	2,651,162	2,597,692	537	2,646,961	2,645,164
Total loans collectively measured for impairment	$2,888,574	$2,829,035	$537	$2,885,070	$2,884,605

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$241,575	$235,232	$—	$238,661
Uninsured loans	2,654,882	2,599,424	782	2,602,298
Total loans collectively measured for impairment	$2,896,457	$2,834,656	$782	$2,840,959

(a)         Represents the average recorded investment for the three and six months ended June 30, 2018 and the twelve months ended December 31, 2017.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2018		December 31, 2017
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$12,170	$10,186	$18,216	$12,561
Past due 60 - 89 days	2,770	2,154	3,914	2,712
Past due 90 - 179 days	2,930	1,574	3,860	2,545
Past due 180 days or more	8,207	4,169	9,464	3,378
Total past due	26,077	18,083	35,454	21,196
Total current loans	2,639,049	219,329	2,635,280	220,379
Total mortgage loans	$2,665,126	$237,412	$2,670,734	$241,575
Other delinquency statistics:
Loans in process of foreclosure, included above	$6,997	$2,879	$6,191	$2,524
Number of foreclosures outstanding at period end	52	23	48	23
Serious delinquency rate (a)	0.42%	2.42%	0.50%	2.45%
Serious delinquent loans total used in calculation of serious delinquency rate	$11,179	$5,743	$13,324	$5,923
Past due 90 days or more and still accruing interest	$—	$5,743	$—	$5,923
Loans on non-accrual status	$11,137	$—	$13,324	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,824	$862	$8,772	$648
Modified loans under MPF® program	$1,510	$—	$1,144	$—
Real estate owned	$309		$682

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2018	December 31, 2017
Interest-bearing deposits
Interest-bearing demand	$1,130,636	$1,142,056
Term (a)	39,500	36,000
Total interest-bearing deposits	1,170,136	1,178,056
Non-interest-bearing demand	20,903	17,999
Total deposits (b)	$1,191,039	$1,196,055

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,170,136	1.47%	$1,178,056	0.85%
Non-interest-bearing deposits	20,903		17,999
Total deposits	$1,191,039		$1,196,055

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes Consolidated obligations issued by the FHLBNY and outstanding at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Consolidated obligation bonds-amortized cost	$101,088,522	$98,878,469
Hedge valuation basis adjustments (a)	171,573	273,585
Hedge basis adjustments on terminated hedges (b)	132,113	134,920
FVO (c) - valuation adjustments and accrued interest	(216)	1,074

Total Consolidated obligation bonds	$101,391,992	$99,288,048

Discount notes-amortized cost	$45,470,462	$49,610,668
FVO (c) - valuation adjustments and remaining accretion	—	3,003

Total Consolidated obligation discount notes	$45,470,462	$49,613,671

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

(c)          Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2018			December 31, 2017
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$84,095,950	1.89%	83.21%	$82,118,565	1.30%	83.07%
Over one year through two years	6,413,990	2.07	6.35	7,363,255	1.43	7.45
Over two years through three years	3,243,110	2.09	3.21	2,462,400	1.91	2.49
Over three years through four years	1,206,730	2.23	1.19	1,158,595	2.18	1.17
Over four years through five years	2,006,140	2.36	1.98	1,640,835	2.13	1.66
Thereafter	4,103,650	3.45	4.06	4,107,500	3.35	4.16

Total par value	101,069,570	1.98%	100.00%	98,851,150	1.44%	100.00%

Bond premiums (b)	48,592			54,654
Bond discounts (b)	(29,640)			(27,335)
Hedge valuation basis adjustments (c)	171,573			273,585
Hedge basis adjustments on terminated hedges (d)	132,113			134,920
FVO (e) - valuation adjustments and accrued interest	(216)			1,074

Total Consolidated obligation-bonds	$101,391,992			$99,288,048

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$20,722,570	20.50%	$24,080,150	24.36%
Fixed-rate, callable	3,651,000	3.61	3,658,000	3.70
Step Up, callable	310,000	0.31	253,000	0.26
Single-index floating rate	76,386,000	75.58	70,860,000	71.68

Total par value	101,069,570	100.00%	98,851,150	100.00%

Bond premiums	48,592		54,654
Bond discounts	(29,640)		(27,335)
Hedge valuation basis adjustments (a)	171,573		273,585
Hedge basis adjustments on terminated hedges (b)	132,113		134,920
FVO (c) - valuation adjustments and accrued interest	(216)		1,074

Total Consolidated obligation-bonds	$101,391,992		$99,288,048

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

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2018	December 31, 2017

Par value	$45,555,456	$49,685,334
Amortized cost	$45,470,462	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	—	3,003
Total discount notes	$45,470,462	$49,613,671

Weighted average interest rate	1.87%	1.23%

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2018.  The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Beginning balance	$137,256	$117,812	$131,654	$125,062
Additions from current period’s assessments	17,274	14,573	31,336	22,347
Net disbursements for grants and programs	(5,226)	(11,103)	(13,686)	(26,127)
Ending balance	$149,304	$121,282	$149,304	$121,282

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

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2018		December 31, 2017
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$876,266	$7,919,364	$912,620	$8,316,231
Total capital-to-asset ratio	4.00%	5.06%	4.00%	5.23%
Total capital (b)	$6,262,420	$7,919,364	$6,356,735	$8,316,231
Leverage ratio	5.00%	7.59%	5.00%	7.85%
Leverage capital (c)	$7,828,024	$11,879,045	$7,945,919	$12,474,347

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

Estimated redemption periods were as follows (in thousands):

	June 30, 2018	December 31, 2017
Redemption less than one year	$11,799	$13,672
Redemption from one year to less than three years	1,076	1,145
Redemption from three years to less than five years	434	445
Redemption from five years or greater	4,398	4,683

Total	$17,707	$19,945

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$18,764	$20,506	$19,945	$31,435
Capital stock subject to mandatory redemption reclassified from equity	—	2,794	124	3,009
Redemption of mandatorily redeemable capital stock (a)	(1,057)	(2,741)	(2,362)	(13,885)
Ending balance	$17,707	$20,559	$17,707	$20,559
Accrued interest payable (b)	$293	$277	$293	$277

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 6.50% for the three months ended June 30, 2018 and 5.00% for the three months ended June 30, 2017.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $535.5 million and $479.2 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 15.                 Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$155,174	$130,913	$281,399	$200,478

Net income available to stockholders	$155,174	$130,913	$281,399	$200,478

Weighted average shares of capital	61,545	62,315	63,300	62,242
Less: Mandatorily redeemable capital stock	(181)	(222)	(186)	(227)
Average number of shares of capital used to calculate earnings per share	61,364	62,093	63,114	62,015

Basic earnings per share	$2.53	$2.11	$4.46	$3.23

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Defined Benefit Plan	$1,875	$1,875	$3,750	$3,750
Benefit Equalization Plans (defined benefit and defined contribution)	1,699	1,384	3,398	2,768
Defined Contribution Plans	587	549	1,229	1,088
Postretirement Health Benefit Plan	(79)	(123)	(159)	(247)

Total retirement plan expenses	$4,082	$3,685	$8,218	$7,359

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$274	$222	$548	$444
Interest cost	539	523	1,078	1,047
Amortization of unrecognized net loss	886	639	1,772	1,277

Net periodic benefit cost -Defined Benefit BEP	1,699	1,384	3,398	2,768

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	86	21	70	23
Total	$1,785	$1,405	$3,468	$2,791

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Service cost (benefits attributed to service during the period)	$27	$31	$54	$61
Interest cost on accumulated postretirement health benefit obligation	143	144	285	288
Amortization of loss/(gain)	191	142	382	283
Amortization of prior service (credit)/cost	(440)	(440)	(880)	(879)

Net periodic postretirement health benefit (income) (a)	$(79)	$(123)	$(159)	$(247)

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

The majority of OTC derivative contracts at June 30, 2018 and December 31, 2017 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

The enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions has been analyzed by the FHLBNY to establish the extent to which supportive legal opinion, obtained from counsel of recognized standing, provides the requisite level of certainty regarding the enforceability of these agreements.  Further analysis was performed to reach a view that the exercise of rights by the non-defaulting party under these agreements would not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the DCO or the FHLBNY’s clearing agents or both.  Based on the analysis of the rules, and legal analysis obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law that would allow it to net individual derivative contracts executed through a specific clearing agent, the FCM, to a designated DCO, so that a net derivative receivable or payable will be recorded for the DCO; that exposure (less margin held) would be represented by a single amount receivable from the DCO and the appropriate measure of credit risk.  This policy election for netting cleared derivatives is consistent with the policy election for netting bilaterally settled derivative transactions under master netting agreements.

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO.  At June 30, 2018 and December 31, 2017, our analysis concluded that variation margin exchanged with the DCOs - Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”) were the daily settlement values of the derivative contracts, and not as collateral, and variation margin is a direct reduction of the fair values of the open contracts.

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

	June 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$276,799	$101,189	$207,922	$103,901
Cleared derivatives	290,248	287,837	672,494	221,976
Total derivatives fair values	567,047	389,026	880,416	325,877
Variation margin (Note 1)	—	—	(465,803)	—
Total gross recognized amount	567,047	389,026	414,613	325,877
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(148,959)	(87,343)	(95,190)	(57,594)
Cleared derivatives	(287,233)	(287,233)	(206,691)	(206,691)
Total gross amounts of netting adjustments and cash collateral	(436,192)	(374,576)	(301,881)	(264,285)
Net amounts after offsetting adjustments and cash collateral	$130,855	$14,450	$112,732	$61,592

Uncleared derivatives	$127,840	$13,846	$112,732	$46,307
Cleared derivatives	3,015	604	—	15,285
Total net amounts after offsetting adjustments and cash collateral	$130,855	$14,450	$112,732	$61,592
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$92	$3	$10	$15
Total derivative assets and total derivative liabilities
Uncleared derivatives	127,932	13,849	112,742	46,322
Cleared derivatives	3,015	604	—	15,285
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$130,947	$14,453	$112,742	$61,607
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$239,034	$—	$239,064	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(101,276)	—	(103,036)	—

Total net amount of non-cash collateral received or repledged	$137,758	$—	$136,028	$—
Total net exposure cash and non-cash (e)	$268,705	$14,453	$248,770	$61,607
Net unsecured amount - Represented by:
Uncleared derivatives	$26,656	$13,849	$9,706	$46,322
Cleared derivatives	242,049	604	239,064	15,285
Total net exposure cash and non-cash (e)	$268,705	$14,453	$248,770	$61,607

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

(c)          Non-cash collateral received or pledged — For bilateral derivatives, certain counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral.  Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary.  For cleared derivatives, we may also pledge marketable securities to collateralize initial margin, which is required under the CFTC rules.

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

Note 1            As discussed previously in this Note 17, variation margin is exchanged daily between the DCOs and the FHLBNY for cleared derivatives, and generally represented daily settlement of mark-to-market gains and losses on the derivative contracts. In the 2018 periods, variation margin was netted as settlements of gross derivative fair values on a category-by-category basis in the table above. At December 31, 2017, $465.8 million in variation margin received by the FHLBNY was netted and reported in aggregate as a reduction of the gross derivative fair values.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$67,683,050	$454,292	$268,948
Total derivatives in hedging relationships	67,683,050	454,292	268,948

Derivatives not designated as hedging instruments
Interest rate swaps	39,633,086	109,826	110,216
Interest rate caps or floors	803,000	1,228	—
Mortgage delivery commitments	23,433	92	3
Other (b)	570,000	1,701	9,862
Total derivatives not designated as hedging instruments	41,029,519	112,847	120,081

Total derivatives before netting and collateral adjustments	$108,712,569	567,139	389,029
Netting adjustments		(355,102)	(355,102)
Cash Collateral and related accrued interest		(81,090)	(19,474)
Total netting adjustments and cash collateral		(436,192)	(374,576)
Total derivative assets and total derivative liabilities		$130,947	$14,453
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,034
Security collateral received from counterparty (d)		(101,245)
Net security		137,789
Net exposure		$268,736

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments Interest rate swaps	$71,755,576	$840,933	$267,888
Total derivatives in hedging relationships	71,755,576	840,933	267,888

Derivatives not designated as hedging instruments
Interest rate swaps	40,327,013	32,655	52,448
Interest rate caps or floors	2,695,000	893	—
Mortgage delivery commitments	12,952	10	15
Other (b)	386,000	5,935	5,541
Total derivatives not designated as hedging instruments	43,420,965	39,493	58,004

Total derivatives before netting, collateral adjustments and variation margin	$115,176,541	880,426	325,892
Variation margin (c)		(465,803)	—
Total derivatives before netting and collateral adjustments		414,623	325,892
Netting adjustments		(253,221)	(253,221)
Cash Collateral and related accrued interest		(48,660)	(11,064)
Total netting adjustments and cash collateral		(301,881)	(264,285)
Total derivative assets and total derivative liabilities		$112,742	$61,607
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,064
Security collateral received from counterparty (d)		(103,036)
Net security		136,028
Net exposure		$248,770

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

(c)          Variation margin — See Note 1 in the previous table.

(d)         Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2018 and December 31, 2017.

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

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,
	2018				2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$57,129	$(55,694)	$1,435	$56,942	$(79,007)	$79,247	$240	$(42,811)
Consolidated obligation bonds	(19,148)	15,727	(3,421)	(10,954)	33,584	(35,026)	(1,442)	5,026

Net gains (losses) related to fair value hedges	37,981	(39,967)	(1,986)	$45,988	(45,423)	44,221	(1,202)	$(37,785)
Cash flow hedges	125		125	$(2,733)	14		14	$(7,901)

Derivatives not designated as hedging instruments
Interest rate swaps	14,299		14,299		3,327		3,327
Caps or floors	(988)		(988)		(1,534)		(1,534)
Mortgage delivery commitments	38		38		210		210
Swaps economically hedging instruments designated under FVO	253		253		2,099		2,099
Accrued interest on swaps in economic hedging relationships	(14,040)		(14,040)		(1,637)		(1,637)

Net gains (losses) related to derivatives not designated as hedging instruments	(438)		(438)		2,465		2,465
Price alignment interest paid on variation margin	(2,986)		(2,986)		(693)		(693)
Net gains (losses) on derivatives and hedging activities	$34,682	$(39,967)	$(5,285)		$(43,637)	$44,221	$584

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Six months ended June 30,
	2018				2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$329,231	$(328,566)	$665	$67,953	$10,341	$(9,590)	$751	$(98,961)
Consolidated obligation bonds	(103,073)	102,030	(1,043)	(13,217)	10,665	(13,047)	(2,382)	15,608

Net gains (losses) related to fair value hedges	226,158	(226,536)	(378)	$54,736	21,006	(22,637)	(1,631)	$(83,353)
Cash flow hedges	30		30	$(8,229)	191		191	$(16,073)

Derivatives not designated as hedging instruments
Interest rate swaps	(5,524)		(5,524)		7,346		7,346
Caps or floors	320		320		(3,606)		(3,606)
Mortgage delivery commitments	(146)		(146)		439		439
Swaps economically hedging instruments designated under FVO	317		317		3,745		3,745
Accrued interest on swaps in economic hedging relationships	(13,598)		(13,598)		(5,327)		(5,327)

Net gains (losses) related to derivatives not designated as hedging instruments	(18,631)		(18,631)		2,597		2,597
Price alignment interest paid on variation margin	(5,106)		(5,106)		(1,275)		(1,275)
Net gains (losses) on derivatives and hedging activities	$202,451	$(226,536)	$(24,085)		$22,519	$(22,637)	$(118)

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2018				2017
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$1,225	Interest Expense	$68	$125	$(36)	Interest Expense	$(294)	$14
Consolidated obligation discount notes (b)	21,932	Interest Expense	—	—	(13,750)	Interest Expense	—	—
	$23,157		$68	$125	$(13,786)		$(294)	$14

	Six months ended June 30,
	2018				2017
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$834	Interest Expense	$33	$30	$(421)	Interest Expense	$(603)	$191
Consolidated obligation discount notes (b)	77,061	Interest Expense	—	—	(3,279)	Interest Expense	—	—
	$77,895		$33	$30	$(3,700)		$(603)	$191

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

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized gains and losses from previously closed CO bond cash flow hedging contracts that were recorded as a yield adjustment to interest expense with an offset to reduce the unamortized balance in AOCI.

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

Cash Flow Hedges — Fair Value changes in AOCI Rollforward Analysis (in thousands):

	June 30, 2018		December 31, 2017
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465	$(49,312)	$2,294
Changes in fair values	77,061	(8)	25,970	(1,780)
Amount reclassified	—	(33)	—	1,141
Fair Value - closed contract	—	977	—	1,802
Fair Value - open contract	—	(135)	—	8
Ending balance	$53,719	$4,266	$(23,342)	$3,465

Notional amount of swaps outstanding	$2,559,000	$20,000	$2,349,000	$30,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.3 million of the unrecognized gain in AOCI will be recognized as a yield adjustment to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.                 Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables - The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2018
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$158,300	$158,300	$158,300	$—	$—	$—
Securities purchased under agreements to resell	4,945,000	4,945,029	—	4,945,029	—	—
Federal funds sold	14,887,000	14,887,005	—	14,887,005	—	—
Trading securities	3,766,579	3,766,579	2,989,099	777,480	—	—
Equity Investments	50,116	50,116	50,116	—	—	—
Available-for-sale securities	479,954	479,954		479,954	—	—
Held-to-maturity securities	18,139,926	18,058,670	—	16,654,630	1,404,040	—
Advances	110,782,004	110,833,890	—	110,833,890	—	—
Mortgage loans held-for-portfolio, net	2,887,473	2,796,172	—	2,796,172	—	—
Accrued interest receivable	288,019	288,019	—	288,019	—	—
Derivative assets	130,947	130,947	—	567,139	—	(436,192)
Other financial assets	309	309	—	—	309	—

Liabilities
Deposits	1,191,039	1,191,037	—	1,191,037	—	—
Consolidated obligations
Bonds	101,391,992	101,088,516	—	101,088,516	—	—
Discount notes	45,470,462	45,469,933	—	45,469,933	—	—
Mandatorily redeemable capital stock	17,707	17,707	17,707	—	—	—
Accrued interest payable	198,701	198,701	—	198,701	—	—
Derivative liabilities	14,453	14,453	—	389,029	—	(374,576)
Other financial liabilities	83,453	83,453	83,453	—	—	—

	December 31, 2017
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$127,403	$127,403	$127,403	$—	$—	$—
Securities purchased under agreements to resell	2,700,000	2,700,008	—	2,700,008	—	—
Federal funds sold	10,326,000	10,325,920	—	10,325,920	—	—
Trading securities	1,641,568	1,641,568	1,284,669	356,899	—	—
Available-for-sale securities	577,269	577,269	48,642	528,627	—	—
Held-to-maturity securities	17,824,533	17,906,773	—	16,575,243	1,331,530	—
Advances	122,447,805	122,401,759	—	122,401,759	—	—
Mortgage loans held-for-portfolio, net	2,896,976	2,886,189	—	2,886,189	—
Accrued interest receivable	226,981	226,981	—	226,981	—	—
Derivative assets	112,742	112,742	—	414,623	—	(301,881)
Other financial assets	682	682	—	—	682	—

Liabilities
Deposits	1,196,055	1,196,027	—	1,196,027	—	—
Consolidated obligations
Bonds	99,288,048	99,130,116	—	99,130,116	—	—
Discount notes	49,613,671	49,609,537	—	49,609,537	—	—
Mandatorily redeemable capital stock	19,945	19,945	19,945	—	—	—
Accrued interest payable	162,176	162,176	—	162,176	—	—
Derivative liabilities	61,607	61,607	—	325,892	—	(264,285)
Other financial liabilities	84,194	84,194	84,194	—	—	—

The fair value amounts recorded on the Statements of Condition or presented have been determined by the FHLBNY using available market information and our reasonable judgment of appropriate valuation methods.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2018 and December 31, 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At June 30, 2018, one held-to-maturity private-label MBS was deemed OTTI and classified as Level 3 financial instruments on a nonrecurring basis.  At December 31, 2017, no held-to-maturity

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

private-label MBS was deemed OTTI that would have required the OTTI security to be written down to its fair value.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2018 and December 31, 2017.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2018 and December 31, 2017.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2018 and December 31, 2017.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2018 and December 31, 2017, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“OREO”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$773,828	$—	$773,828	$—	$—
Corporate notes	3,652	—	3,652	—	—
U.S. Treasury securities	2,989,099	2,989,099	—	—	—
Equity Investments	50,116	50,116	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	479,954	—	479,954	—	—
Advances (to the extent FVO is elected)	250,532	—	250,532	—	—
Derivative assets (a)
Interest-rate derivatives	130,855	—	567,047	—	(436,192)
Mortgage delivery commitments	92	—	92	—	—

Total recurring fair value measurement - assets	$4,678,128	$3,039,215	$2,075,105	$—	$(436,192)

Liabilities
Bonds (to the extent FVO is elected) (b)	$(29,784)	$—	$(29,784)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(14,450)	—	(389,026)	—	374,576
Mortgage delivery commitments	(3)	—	(3)	—	—

Total recurring fair value measurement - liabilities	$(44,237)	$—	$(418,813)	$—	$374,576

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$356,899	$—	$356,899	$—	$—
U.S. Treasury securities	1,284,669	1,284,669	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	528,627	—	528,627	—	—
Equity and bond funds	48,642	48,642	—	—	—
Advances (to the extent FVO is elected)	2,205,624	—	2,205,624	—	—
Derivative assets (a)
Interest-rate derivatives	112,732	—	414,613	—	(301,881)
Mortgage delivery commitments	10	—	10	—	—

Total recurring fair value measurement - assets	$4,537,203	$1,333,311	$3,505,773	$—	$(301,881)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(2,312,621)	$—	$(2,312,621)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,131,074)	—	(1,131,074)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(61,592)	—	(325,877)	—	264,285
Mortgage delivery commitments	(15)	—	(15)	—	—

Total recurring fair value measurement - liabilities	$(3,505,302)	$—	$(3,769,587)	$—	$264,285

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	June 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Private-label residential mortgage-backed securities	$2,085	$—	$—	$2,085
Mortgage loans held-for-portfolio	764	—	764	—
Real estate owned	227	—	—	227
Total non-recurring assets at fair value	$3,076	$—	$764	$2,312

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$2,519	$—	$2,519	$—
Real estate owned	1,071	—	—	1,071
Total non-recurring assets at fair value	$3,590	$—	$2,519	$1,071

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2018 and December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30,
	2018	2017	2018	2017	2018	2017
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$751,568	$4,500,587	$(129,721)	$(1,432,874)	$(1,566,028)	$(6,847,460)
New transactions elected for fair value option	—	—	—	—	—	—
Maturities and terminations	(500,000)	(1,754,712)	100,000	1,032,020	1,564,375	3,162,012
Net gains (losses) on financial instruments held under fair value option	(632)	(2,120)	49	(288)	274	(1,173)
Change in accrued interest/unaccreted balance	(404)	(1,955)	(112)	1,348	1,379	7,596

Balance, end of the period	$250,532	$2,741,800	$(29,784)	$(399,794)	$—	$(3,679,025)

	Six months ended June 30,
	2018	2017	2018	2017	2018	2017
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$2,205,624	$9,873,157	$(1,131,074)	$(2,052,513)	$(2,312,621)	$(12,228,412)
New transactions elected for fair value option	—	5,000,000	(115,000)	—	(1,564,375)	(3,670,424)
Maturities and terminations	(1,950,000)	(12,124,489)	1,215,000	1,650,550	3,873,993	12,204,898
Net gains (losses) on financial instruments held under fair value option	(415)	(3,552)	48	199	5	1,491
Change in accrued interest/unaccreted balance	(4,677)	(3,316)	1,242	1,970	2,998	13,422

Balance, end of the period	$250,532	$2,741,800	$(29,784)	$(399,794)	$—	$(3,679,025)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2018			2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$4,170	$(632)	$3,538	$11,796	$(2,120)	$9,676

	Six months ended June 30,
	2018			2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$8,801	$(415)	$8,386	$34,210	$(3,552)	$30,658

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Three months ended June 30,
	2018			2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(611)	$49	$(562)	$(2,063)	$(288)	$(2,351)
Consolidated obligation discount notes	(5,745)	274	(5,471)	(7,673)	(1,173)	(8,846)

	$(6,356)	$323	$(6,033)	$(9,736)	$(1,461)	$(11,197)

	Six months ended June 30,
	2018			2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(4,169)	$48	$(4,121)	$(4,657)	$199	$(4,458)
Consolidated obligation discount notes	(12,332)	5	(12,327)	(21,956)	1,491	(20,465)

	$(16,501)	$53	$(16,448)	$(26,613)	$1,690	$(24,923)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2018			December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$250,000	$250,532	$532	$2,200,000	$2,205,624	$5,624

Consolidated obligation bonds (b)	$30,000	$29,784	$(216)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	—	—	—	2,309,618	2,312,621	3,003
	$30,000	$29,784	$(216)	$3,439,618	$3,443,695	$4,077

(a)         Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate-term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                 Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.1 trillion as of June 30, 2018 and $1.0 trillion as of December 31, 2017.

The following table summarizes significant contractual obligations and contingencies as of June 30, 2018 (in thousands):

	June 30, 2018
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$84,095,950	$9,657,100	$3,212,870	$4,103,650	$101,069,570
Consolidated obligation discount notes at par	45,555,456	—	—	—	45,555,456
Mandatorily redeemable capital stock (a)	11,799	1,076	434	4,398	17,707
Premises (lease obligations) (b)	5,029	13,393	14,092	76,055	108,569
Other liabilities (c)	123,412	9,407	7,506	63,975	204,300

Total contractual obligations	129,791,646	9,680,976	3,234,902	4,248,078	146,955,602

Other commitments
Standby letters of credit	17,089,363	13,357	—	—	17,102,720
Consolidated obligation bonds/discount notes traded not settled	16,700	—	—	—	16,700
Commitments to fund additional advances	200,000	—	—	—	200,000
Open delivery commitments (MPF)	23,433	—	—	—	23,433

Total other commitments	17,329,496	13,357	—	—	17,342,853

Total obligations and commitments	$147,121,142	$9,694,333	$3,234,902	$4,248,078	$164,298,455

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

(b)         We renewed the lease for the New York City office in June 2017.  In addition, our existing office lease in New Jersey expires in the fourth quarter of 2018, and in December 2017, we executed a new lease agreement for new space.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption the lease obligations will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.  Immaterial amounts of equipment leases and shared offsite data backup site have been excluded.

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

Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2018 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2018 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $9.8 million and $11.5 million at June 30, 2018 and December 31, 2017.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $1.4 million for the three and six months ended June 30, 2018, compared to $0.6 million and $1.1 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At June 30, 2018 and December 31, 2017, outstanding notional amounts were $285.0 million and $193.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2018 and December 31, 2017 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2018, overnight loans extended to other FHLBanks averaged $1.4 million and $1.8 million compared to $5.5 million and $5.6 million in the same periods in the prior year.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There were no borrowings from other FHLBanks in the three and six months ended June 30, 2018 and in the same periods of the prior year.

Cash and Due from Banks

During the six months ended June 30, 2018, there was no compensating cash balances held at Citibank.  The balance was $41.1 million at December 31, 2017.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at June 30, 2018 and December 31, 2017 and transactions for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	June 30, 2018	December 31, 2017
	Related	Related
Assets
Advances	$110,782,004	$122,447,805
Accrued interest receivable	223,047	175,926

Liabilities and capital
Deposits	$1,191,039	$1,196,055
Mandatorily redeemable capital stock	17,707	19,945
Accrued interest payable	501	443
Affordable Housing Program (a)	149,304	131,654
Other liabilities (b)	83,453	84,194

Capital	$7,922,530	$8,241,038

(a)           Represents funds not yet allocated or disbursed to AHP programs.

(b)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Related	Related	Related	Related
Interest income
Advances	$629,485	$361,306	$1,175,945	$678,077
Interest-bearing deposits	1	—	2	—
Loans to other FHLBanks	6	12	13	20

Interest expense
Deposits	$4,443	$3,063	$7,948	$4,887
Mandatorily redeemable capital stock	293	239	626	643

Service fees and other	$3,412	$2,876	$6,751	$5,885

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at June 30, 2018, December 31, 2017 and June 30, 2017 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

Interest Income — Principal Sources

	June 30, 2018
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$28,995,000	26.03%	$161,039	36.92%	$333,238	39.54%
Metropolitan Life Insurance Company	New York	NY	14,245,000	12.79	68,469	15.70	130,803	15.52
New York Community Bancorp, Inc.:
New York Community Bank (b)	Westbury	NY	13,230,600	11.88	59,139	13.56	112,343	13.33
New York Commercial Bank (b)	Westbury	NY	3,900	—	12	—	845	0.10
Subtotal New York Community Bancorp, Inc.			13,234,500	11.88	59,151	13.56	113,188	13.43
Sterling National Bank	Montebello	NY	5,065,000	4.55	25,112	5.75	42,856	5.09
Signature Bank	New York	NY	4,795,000	4.31	23,941	5.49	41,988	4.99
Investors Bank (b)	Short Hills	NJ	4,644,867	4.17	24,346	5.58	45,867	5.44
Valley National Bank (b)	Wayne	NJ	4,352,000	3.91	21,199	4.86	37,365	4.43
HSBC Bank USA, National Association (c)	Mc Lean	VA	3,100,000	2.78	19,915	4.57	35,504	4.21
AXA Equitable Life Insurance Company	New York	NY	3,000,415	2.69	16,954	3.89	32,841	3.90
New York Life Insurance Company	New York	NY	2,950,000	2.65	16,050	3.68	29,069	3.45
Total			$84,381,782	75.76%	$436,176	100.00%	$842,719	100.00%

(a)       Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)       At June 30, 2018, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

	June 30, 2017
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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	64 - 65
1.1 - 1.14	Results of Operations	66 - 85
2.1	Assessments	86
3.1	Financial Condition	87
4.1 - 4.7	Advances	91 - 95
5.1 - 5.6	Investments	95 - 99
6.1 - 6.3	Mortgage Loans	100 - 101
7.1 - 7.9	Consolidated Obligations	103 - 107
8.1 - 8.3	Capital	107 - 108
9.1	Derivatives	109
10.1 - 10.3	Liquidity	111
10.4	Short-Term Debt	112

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

2018 Highlights — 2018 Second Quarter Compared to 2017 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the second quarter of 2018, Net income was $155.2 million, an increase of $24.3 million, or 18.5%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Prepayment fees earned when advances are early terminated by our borrowing members and the impact of cash flows on interest rate swaps that hedge our assets and liabilities could also be significant factors.

In the second quarter of 2018, Net interest income was $207.7 million, an increase of $31.6 million, or 17.9%, from the same period in the prior year.  Net interest income benefited from higher average earning assets, which grew to $154.1 billion in the second quarter of 2018, up from $143.8 billion in the same period in the prior year.  Average advance balances were $107.7 billion in the second quarter of 2018, compared to $105.9 billion in the same period in the prior year.  In the second quarter of 2018, LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in federal funds and overnight repurchase agreements benefited from rising yields for money market investments.  Although funding costs were also higher in the rising rate environment, the price/yield for the issuance of shorter-term floating-rate CO bonds continued to be at advantageous sub-LIBOR funding spreads.  While Net interest income was higher quarter-over-quarter in 2018, Net interest spread remained unchanged at 44 basis points primarily due to higher invested balances in trading and overnight money market assets that yielded lower spreads.

Other income (loss) — In the second quarter of 2018, Other income (loss) reported a loss of $0.7 million, compared to a gain of $1.1 million in the same period in the prior year.

Other expenses were $34.5 million in the second quarter of the current year, compared to $31.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $11.4 million in the second quarter of 2018, up from $10.7 million in the same period in the prior year.  Expense increases were primarily due to increase in occupancy expenses due to new long-term lease agreements for our two offices.

•                  Compensation and benefits expenses were $17.5 million in the second quarter of 2018, up from $16.6 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.6 million in the second quarter of 2018, compared to $3.2 million in the same period in the prior year.

AHP assessments allocated from Net income were $17.3 million in the second quarter of 2018, compared to $14.6 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.60 per share of capital (6.50% annualized) was paid in the three months ended June 30, 2018, compared to $1.23 per share of capital stock (5.00% annualized) paid in the same period in 2017.

Financial Condition — June 30, 2018 compared to December 31, 2017

Total assets decreased to $156.6 billion at June 30, 2018 from $158.9 billion at December 31, 2017, a decrease of $2.3 billion, or 1.5%.

Advances — Par balances decreased at June 30, 2018 to $111.4 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 24.6% to $18.0 billion at June 30, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 19.2% to $29.9 billion at June 30, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency-issued (“GSE-issued”) securities, and a declining balance of private-label MBS (less than 1%) is our investment profile.

In the AFS portfolio, long-term investments at June 30, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $480.0 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at June 30, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost.  Fixed- and floating-rate mortgage-backed securities (“MBS”), including PLMBS, were $16.9 billion at June 30, 2018 and $16.7 billion at December 31, 2017.  Housing finance agency bonds, primarily New York and New Jersey, were $1.2 billion at June 30, 2018 and $1.1 billion at December 31, 2017.

Trading securities (liquidity portfolio) — The intent of the trading portfolio is to meet our liquidity objectives.  At June 30, 2018, the trading portfolio investments were — $3.0 billion in U.S. Treasury notes, $773.8 million in GSE securities, and $3.7 million in corporate notes.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.8 billion at June 30, 2018, slightly lower than $2.9 billion at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At June 30, 2018, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $876.3 million.  To support $156.6 billion of total assets at June 30, 2018, the minimum required total capital was $6.3 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Liquidity and Debt — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.  Our liquidity measures, Deposit liquidity and Operational liquidity, and other liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

In addition to the trading portfolio, liquid assets at June 30, 2018 included $156.5 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $19.8 billion in short-term and overnight loans in the federal funds and the repo markets, and $480.0 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

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

Earnings — Our earnings performance is the result of many factors, among them: the state of the economy; conditions in the capital markets; level and shape of the yield curve; ability of members to source deposits and make loans; and impact of regulations on members’ business.  Changes to these and other factors could have significant effects, positive or negative, on the Bank’s financial results.  Based on our assumptions for these and other factors, we currently project 2018 Net income to be higher than earned in 2017, benefiting primarily from better than expected funding environment and higher investments.

Advances — We expect a stable book of advance business through 2018, although at levels a little lower than at December 31, 2017.  The pace of balance sheet growth in the prior year was concentrated along short-term borrowing.  The borrowing activities of a few large members have been the predominant driver of our book of advance business.  We cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At June 30, 2018, three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 26.0% (35.1% at

December 31, 2017), Metropolitan Life Insurance Company 12.8% (11.8% at December 31, 2017), and New York Community Bank/New York Commercial Bank 11.9% (9.9% at December 31, 2017).

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

Demand for FHLBank debt — Relative to LIBOR, favorable funding conditions, specifically for discount notes and short-maturity variable-rate bonds have continued through the first six months of 2018.  The LIBOR index is a widely applied benchmark by the FHLBNY.  We expect similar favorable funding conditions to exist through the remainder of 2018, although we may experience some volatility in funding conditions, especially leading up to and around Federal Open Market Committee meeting dates.

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

However, our ability to obtain funds through the issuance of Consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still unfavorable.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

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

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2018	2018	2017	2017	2017

Investments (a)	$42,269	$36,306	$33,069	$31,796	$33,647
Advances	110,782	112,202	122,448	113,081	117,934
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,887	2,880	2,897	2,881	2,848
Total assets	156,560	151,882	158,918	148,349	155,529
Deposits and borrowings	1,191	1,310	1,196	1,441	1,928
Consolidated obligations, net
Bonds	101,392	85,656	99,288	100,893	87,559
Discount notes	45,470	56,510	49,614	37,681	57,331
Total consolidated obligations	146,862	142,166	148,902	138,574	144,890
Mandatorily redeemable capital stock	18	19	20	20	21
AHP liability	149	137	132	126	121
Capital
Capital stock	6,276	6,311	6,750	6,318	6,757
Retained earnings
Unrestricted	1,090	1,071	1,067	1,048	1,026
Restricted	535	505	479	450	423
Total retained earnings	1,625	1,576	1,546	1,498	1,449
Accumulated other comprehensive income (loss)	21	(4)	(55)	(78)	(86)
Total capital	7,922	7,883	8,241	7,738	8,120
Equity to asset ratio (c)(j)	5.06%	5.19%	5.19%	5.22%	5.22%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2018	2018	2017	2017	2017	2018	2017

Investments (a)	$43,591	$42,360	$37,661	$39,268	$35,051	$42,979	$35,179
Advances	107,740	117,764	111,127	113,185	105,880	112,724	106,170
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,884	2,888	2,894	2,867	2,819	2,886	2,794
Total assets	154,723	163,508	152,167	155,951	144,693	159,091	145,057
Interest-bearing deposits and other borrowings	1,078	1,095	1,634	2,437	1,542	1,087	1,497
Consolidated obligations, net
Bonds	94,746	95,765	100,680	98,178	88,006	95,253	87,174
Discount notes	50,420	57,848	41,376	46,664	46,526	54,113	47,802
Total consolidated obligations	145,166	153,613	142,056	144,842	134,532	149,366	134,976
Mandatorily redeemable capital stock	18	19	20	20	22	19	23
AHP liability	141	132	128	122	119	137	120
Capital
Capital stock	6,136	6,552	6,235	6,394	6,209	6,343	6,201
Retained earnings
Unrestricted	1,068	1,059	1,041	1,020	993	1,064	1,007
Restricted	515	489	461	433	407	502	400
Total retained earnings	1,583	1,548	1,502	1,453	1,400	1,566	1,407
Accumulated other comprehensive income (loss)	11	(21)	(65)	(95)	(92)	(5)	(92)
Total capital	7,730	8,079	7,672	7,752	7,517	7,904	7,516

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2018	2018	2017	2017	2017	2018	2017
Net income	$155	$126	$145	$134	$131	$281	$201
Net interest income (d)	208	193	191	181	176	401	350
Dividends paid in cash (e)	105	102	97	84	77	207	164
AHP expense	17	14	16	15	14	31	22
Return on average equity (f)(g)(j)	8.05%	6.34%	7.51%	6.84%	6.99%	7.18%	5.38%
Return on average assets (g)(j)	0.40%	0.31%	0.38%	0.34%	0.36%	0.36%	0.28%
Other non-interest income (loss)	—	(19)	6	1	1	(19)	(65)
Operating expenses (h)(k)	28	29	31	28	28	57	53
Finance Agency and Office of Finance expenses	4	4	4	4	3	8	7
Other expenses (k)	2	2	1	1	1	4	2
Total other expenses	34	35	36	33	32	69	62
Operating expenses ratio (g)(i)(j)	0.07%	0.07%	0.08%	0.07%	0.08%	0.07%	0.07	%(k)
Earnings per share	$2.53	$1.93	$2.33	$2.09	$2.11	$4.46	$3.23
Dividends per share	$1.60	$1.64	$1.51	$1.37	$1.23	$3.24	$2.65
Headcount (Full/part time)	324	314	308	308	308	324	308

(a)          Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)          Allowances for credit losses were $0.8 million, $0.7 million, $1.0 million, $0.9 million and $1.0 million for the periods ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2018 compared to the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2018.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Total interest income	$888,289	$519,997	$1,658,934	$979,384
Total interest expense	680,584	343,883	1,258,210	629,821
Net interest income before provision for credit losses	207,705	176,114	400,724	349,563
Provision (Reversal) for credit losses on mortgage loans	72	200	(308)	(101)
Net interest income after provision for credit losses	207,633	175,914	401,032	349,664
Total other income (loss)	(676)	1,102	(19,269)	(64,681)
Total other expenses	34,509	31,530	69,028	62,158
Income before assessments	172,448	145,486	312,735	222,825
Affordable Housing Program Assessments	17,274	14,573	31,336	22,347
Net income	$155,174	$130,913	$281,399	$200,478

2018 Second Quarter Compared to 2017 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the second quarter of 2018, Net income was $155.2 million, an increase of $24.3 million, or 18.5%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Prepayment fees earned when advances are early terminated by our borrowing members and the impact of cash flows on interest rate swaps that hedge our assets and liabilities could also be significant factors.

In the second quarter of 2018, Net interest income was $207.7 million, an increase of $31.6 million, or 17.9%, from the same period in the prior year.  Net interest income benefited from higher average earning assets, which grew to $154.1 billion in the second quarter of 2018, up from $143.8 billion in the same period in the prior year.  Average advance balances were $107.7 billion in the second quarter of 2018, compared to $105.9 billion in the same period in the prior year.  In the second quarter of 2018, yields earned on LIBOR-indexed assets, primarily ARC advances and floating-rate mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  Although funding costs were also higher in the rising rate environment, the price/yield for the issuance of shorter-term floating-rate CO bonds continued to be at advantageous sub-LIBOR funding spreads.  Net interest spread was 44 basis points in the second quarter of 2018, flat from the same period in the prior year due to increase in liquid assets that yielded lower margins.

Other income (loss) — In the second quarter of 2018, Other income (loss) reported a loss of $0.7 million, compared to a gain of $1.1 million in the same period in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.0 million in the second quarter of the current year, compared to $4.1 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $0.3 million in the second quarter of the current year, compared to a net loss of $3.6 million in the same period in the prior year.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see, Table 1.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $5.3 million in the second quarter of the current year, compared to a net gain of $0.6 million in the same period in the prior year.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 1.12 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

Other expenses were $34.5 million in the second quarter of the current year, compared to $31.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $11.4 million in the second quarter of the current year, up from $10.7 million in the same period in the prior year.  Expense increases were primarily due to new long-term lease agreements executed in the second half of the prior year.

•                  Compensation and benefits expenses were $17.5 million in the second quarter of the current year, up from $16.6 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.6 million in the second quarter of the current year, compared to $3.2 million in the same period in the prior year.

AHP assessments allocated from Net income were $17.3 million in the second quarter of the current year, compared to $14.6 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended June 30, 2018 Compared to June 30, 2017

In the first six months of the current year, Net income was $281.4 million, an increase of $80.9 million, or 40.4%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

In the first six months of the current year, Net interest income was $400.7 million, an increase of $51.1 million, or 14.6%, from the same period in the prior year.  Net interest income benefited from higher average earning assets, which grew to $158.5 billion in the first six months of the current year, up from $144.2 billion in the same period in the prior year.  Average advance balances were $112.7 billion in the first six months of the current year, compared to $106.2 billion in the same period in the prior year.

Net interest spread was 42 basis points in the first six months of the current year, compared to 44 basis points in the same period in the prior year.  The two basis points decline in interest spread was due to higher balances of overnight investments and liquidity portfolio assets in the first six months of the current year that typically earn lower interest spreads.

Other income (loss) — In the first six months of the current year, Other income (loss) reported a loss of $19.3 million, compared to a loss of $64.7 million in the same period in the prior year.  In the prior year period, a $70.0 million legal charge was recorded on the Lehman settlement matter.  For more information about the Lehman settlement, see Note 18.  Commitments and Contingencies in the FHLBNY’s most recent Form 10-K filed on March 22, 2018.

•                  Service fees and other were $7.7 million in the first six months of the current year, compared to $7.4 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $0.4 million in the first six months of the current year, compared to a net loss of $1.9 million in the same period in the prior year.

•                  Derivative and hedging activities reported a net loss of $24.1 million in the first six months of the current year, compared to a net loss of $0.1 million in the same period in the prior year.

Other expenses were $69.0 million in the first six months of the current year, compared to $62.2 million in the same period in the prior year.

•                  Operating expenses were $21.4 million in the first six months of the current year, up from $19.2 million in the same period in the prior year.

•                  Compensation and benefits expenses were $36.3 million in the first six months of the current year, up from $34.0 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $7.9 million in the first six months of the current year, compared to $7.0 million in the same period in the prior year.

AHP assessments allocated from Net income were $31.3 million in the first six months of the current year, compared to $22.3 million in the same period in the prior year.

Net Interest Income, Margin and Interest Rate Spreads — 2018 Periods Compared to 2017 Periods

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact period-over-period changes.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.  In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto.  Also, see Table 1.4 Spread and Yield Analysis, and Table 1.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:               Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Total interest income (a)	$888,289	$519,997	70.83%	$1,658,934	$979,384	69.39%
Total interest expense (a)	680,584	343,883	(97.91)	1,258,210	629,821	(99.77)
Net interest income before provision for credit losses (b)(c)	$207,705	$176,114	17.94%	$400,724	$349,563	14.64%

(a)         Total Interest Income and Total Interest Expense — See Tables 1.6 and 1.8 and accompanying discussions.

(b)         2018 second quarter Net interest income was $207.7 million, compared to $176.1 million in the 2017 period.  Several factors explain the changes in Net interest income and Net interest spread.

Average business volume in the second quarter of 2018 increased by $10.3 billion to $154.1 billion in average earning assets, compared to $143.8 billion in the 2017 period.  Advance volume of business was up quarter-over-quarter, averaging $107.7 billion in the 2018 period, compared to $105.9 billion in the 2017 period.

Market yields improved quarter-over-quarter for investments in federal funds and overnight repos and U.S. Treasury securities, contributing to Net interest income while allowing us to meet higher liquidity targets.  Net interest income also benefited from a rising LIBOR at a time when LIBOR-indexed advances were in demand.  Higher LIBOR also benefited yields from a growing book of floating-rate LIBOR-indexed GSE-issued MBS.

Interest rate swaps in ASC 815 qualifying fair value hedges generated net positive cash flows (and positive interest accruals), which directly improved Net interest income.  The rising LIBOR has driven up the LIBOR-indexed cash flows we received such that in the 2018 periods, the cash flows we received exceeded the payment we made on the interest rate swap contracts.  The excess cash flows and the amortization effects of basis adjustments taken together contributed $43.3 million to Net interest income in the second quarter of 2018, in contrast to an expense of $45.7 million in the same period in 2017.

Funding conditions have remained favorable.  The price/yield environment for the issuance of shorter-term floating-rate CO bonds continued to be at advantageous sub-LIBOR funding, benefiting Net interest margin in general and directly when the synthetic sub-LIBOR cost of debt was utilized to fund LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 basis points in the 2018 second quarter, unchanged from the 2017 period.  Although Net interest income has increased quarter-over-quarter, interest spread has remained flat due to the increase in the liquidity portfolios that typically invests in lower-yielding assets.  Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 54 basis points in the 2018 second quarter, compared to 49 basis points in the 2017 period.

On a year-to-date basis, Net interest income was $400.7 million in the 2018 period, compared to $349.6 million in the 2017 period.  Average business volume increased to $158.5 billion in the 2018 period from $144.2 billion in the 2017 period.  Advance balances averaged $112.7 billion in the 2018 period, compared to $106.2 billion in the 2017 period.  Net interest spread was 42 basis points in the 2018 period, compared to 44 basis points in the 2017 period, and the decline was due to higher investment balances in the liquidity portfolios that earned lower spreads.

(c)          Net interest income from investing member capital.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.  Member capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was a little higher in the second quarter of 2018, $7.7 billion in the 2018 period, compared to $7.6 billion in the 2017 period; the increase in average capital was generally in line with the increase in average advances borrowed by members.  On a year-to-date basis, average capital was $7.9 billion in the 2018 period, compared to $7.6 billion in the 2017 period.

Impact of Qualifying Hedges on Net Interest Income — 2018 Periods Compared to 2017 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:               Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest Income	$831,347	$562,808	$1,590,981	$1,078,345
Net interest adjustment from interest rate swaps	56,942	(42,811)	67,953	(98,961)
Reported interest income	888,289	519,997	1,658,934	979,384

Interest Expense	666,897	341,008	1,236,764	629,356
Net interest adjustment from interest rate swaps and basis amortization	13,687	2,875	21,446	465
Reported interest expense	680,584	343,883	1,258,210	629,821

Net interest income	$207,705	$176,114	$400,724	$349,563

Net interest adjustment - interest rate swaps	$43,255	$(45,686)	$46,507	$(99,426)

See Table 1.12 Earnings Impact of Derivatives and Hedging Activities in this MD&A for discussions and analysis.

Spread and Yield Analysis — 2018 Periods Compared to 2017 Periods

Table 1.4:               Spread and Yield Analysis

	Three months ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$107,739,858	$629,485	2.34%	$105,880,072	$361,306	1.37%
Interest bearing deposits and others	20,002	90	1.80	242,171	46	0.08
Federal funds sold and other overnight funds	21,905,099	96,066	1.76	17,272,670	40,880	0.95
Investments
Trading securities	2,798,617	13,221	1.89	30,939	75	0.95
Mortgage-backed securities
Fixed	8,636,250	64,110	2.98	7,797,964	57,899	2.98
Floating	8,905,678	52,875	2.38	8,613,257	31,937	1.49
State and local housing finance agency obligations	1,217,688	8,013	2.64	1,115,570	4,443	1.60
Mortgage loans held-for-portfolio	2,884,332	24,423	3.40	2,819,258	23,399	3.33
Loans to other FHLBanks	1,374	6	1.71	5,495	12	0.92

Total interest-earning assets	$154,108,898	$888,289	2.31%	$143,777,396	$519,997	1.45%

Funded By:
Consolidated obligation bonds
Fixed	$26,157,786	$135,750	2.08%	$33,562,220	$115,821	1.38%
Floating	68,587,743	314,336	1.84	54,443,497	123,111	0.91
Consolidated obligation discount notes	50,420,015	225,376	1.79	46,526,012	101,581	0.88
Interest-bearing deposits and other borrowings	1,083,689	4,829	1.79	1,543,728	3,131	0.81
Mandatorily redeemable capital stock	18,057	293	6.50	22,204	239	4.32

Total interest-bearing liabilities	146,267,290	680,584	1.87%	136,097,661	343,883	1.01%

Other non-interest-bearing funds	122,271	—		71,091	—
Capital	7,719,337	—		7,608,644	—

Total Funding	$154,108,898	$680,584		$143,777,396	$343,883

Net Interest Income/Spread		$207,705	0.44%		$176,114	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.54%			0.49%

	Six months ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$112,724,479	$1,175,945	2.10%	$106,169,951	$678,077	1.29%
Interest bearing deposits and others	18,557	154	1.67	238,794	81	0.07
Federal funds sold and other overnight funds	21,724,028	173,693	1.61	17,693,685	71,786	0.82
Investments
Trading securities	2,482,032	22,345	1.82	44,761	214	0.96
Mortgage-backed securities
Fixed	8,499,374	125,439	2.98	7,696,749	116,035	3.04
Floating	8,948,180	98,689	2.22	8,454,016	58,721	1.40
State and local housing finance agency obligations	1,182,688	14,030	2.39	1,089,408	8,193	1.52
Mortgage loans held-for-portfolio	2,886,161	48,626	3.40	2,794,439	46,257	3.34
Loans to other FHLBanks	1,796	13	1.49	5,580	20	0.72

Total interest-earning assets	$158,467,295	$1,658,934	2.11%	$144,187,383	$979,384	1.37%

Funded By:
Consolidated obligation bonds
Fixed	$27,210,740	$258,334	1.91%	$34,065,851	$223,927	1.33%
Floating	68,041,681	557,926	1.65	53,107,869	221,489	0.84
Consolidated obligation discount notes	54,113,390	432,756	1.61	47,802,095	178,754	0.75
Interest-bearing deposits and other borrowings	1,088,593	8,568	1.59	1,499,520	5,008	0.67
Mandatorily redeemable capital stock	18,624	626	6.78	22,750	643	5.70

Total interest-bearing liabilities	150,473,028	1,258,210	1.69%	136,498,085	629,821	0.93%

Other non-interest-bearing funds	85,527	—		81,499	—
Capital	7,908,740	—		7,607,799	—

Total Funding	$158,467,295	$1,258,210		$144,187,383	$629,821

Net Interest Income/Spread		$400,724	0.42%		$349,563	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.51%			0.49%

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

Rate and Volume Analysis — 2018 Periods Compared to 2017 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.5:               Rate and Volume Analysis

	For the three months ended
	June 30, 2018 vs. June 30, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$6,455	$261,724	$268,179
Interest bearing deposits and others	(79)	123	44
Federal funds sold and other overnight funds	13,201	41,985	55,186
Investments
Trading securities	13,004	142	13,146
Mortgage-backed securities
Fixed	6,224	(13)	6,211
Floating	1,119	19,819	20,938
State and local housing finance agency obligations	439	3,131	3,570
Other investments
Mortgage loans held-for-portfolio	546	478	1,024
Loans to other FHLBanks	(12)	6	(6)

Total interest income	40,897	327,395	368,292

Interest Expense
Consolidated obligation bonds
Fixed	(29,473)	49,402	19,929
Floating	38,615	152,610	191,225
Consolidated obligation discount notes	9,161	114,634	123,795
Deposits and borrowings	(1,151)	2,849	1,698
Mandatorily redeemable capital stock	(51)	105	54

Total interest expense	17,101	319,600	336,701

Changes in Net Interest Income	$23,796	$7,795	$31,591

	For the six months ended
	June 30, 2018 vs. June 30, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$44,217	$453,651	$497,868
Interest bearing deposits and others	(140)	213	73
Federal funds sold and other overnight funds	19,368	82,539	101,907
Investments
Trading securities	21,776	355	22,131
Mortgage-backed securities
Fixed	11,888	(2,484)	9,404
Floating	3,615	36,353	39,968
State and local housing finance agency obligations	754	5,083	5,837
Mortgage loans held-for-portfolio	1,536	833	2,369
Loans to other FHLBanks	(20)	13	(7)

Total interest income	102,994	576,556	679,550

Interest Expense
Consolidated obligation bonds
Fixed	(51,302)	85,709	34,407
Floating	75,847	260,590	336,437
Consolidated obligation discount notes	26,393	227,609	254,002
Deposits and borrowings	(1,679)	5,239	3,560
Mandatorily redeemable capital stock	(127)	110	(17)

Total interest expense	49,132	579,257	628,389

Changes in Net Interest Income	$53,862	$(2,701)	$51,161

Interest Income — 2018 Periods Compared to 2017 Periods

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.6:               Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Interest Income
Advances (a)	$629,485	$361,306	74.22%	$1,175,945	$678,077	73.42%
Interest-bearing deposits	90	46	95.65	154	81	90.12
Securities purchased under agreements to resell (b)	19,728	5,008	293.93	29,837	8,313	258.92
Federal funds sold (b)	76,338	35,872	112.81	143,856	63,473	126.64
Trading securities (c)	13,221	75	17,528.00	22,345	214	10,341.59
Mortgage-backed securities (d)
Fixed	64,110	57,899	10.73	125,439	116,035	8.10
Floating	52,875	31,937	65.56	98,689	58,721	68.06
State and local housing finance agency obligations	8,013	4,443	80.35	14,030	8,193	71.24
Mortgage loans held-for-portfolio	24,423	23,399	4.38	48,626	46,257	5.12
Loans to other FHLBanks	6	12	(50.00)	13	20	(35.00)

Total interest income	$888,289	$519,997	70.83%	$1,658,934	$979,384	69.39%

Interest income in the second quarter of 2018 grew to $888.3 million, yielding 231 basis points, compared to $520.0 million yielding 145 basis points in the 2017 period.  By way of context, the average 3-month LIBOR was 234 basis points in the 2018 period, compared to 121 basis points in the 2017 period.

On a year-to-date basis, Interest income in 2018 was $1.7 billion, yielding 211 basis points, compared to $979.4 million in the 2017 period, yielding 137 basis points.  The year-to-date average 3 month LIBOR was 213 basis points in the 2018 period, higher than 114 basis points in the 2017 period.

Primary factors driving changes period-over-period in Interest income are summarized below:

(a)         Interest income from Advances

Interest income from advances grew to $629.5 million, yielding 234 basis points in the second quarter of 2018, compared to $361.3 million, yielding 137 basis points in the same period in the prior year.  On a year-to-date basis, Interest income from advances grew to $1.2 billion, yielding 210 basis points in 2018, compared to $678.1 million, yielding 129 basis points in the same period in the prior year.

The higher interest rate environment in 2018, specifically LIBOR, was the primary driver for the significant increase in interest income.  The quarterly average 3-month LIBOR was 234 basis points in the second quarter of 2018, compared to 121 basis points in the same period in the prior year.  On a year-to-date basis, the average 3-month LIBOR was 213 basis points in 2018, compared to 114 basis points in the same period in the prior year.

Variable-rate advances, short-term fixed rate and overnight Advance borrowings by members have remained significant in the periods in this report and benefited from higher market interest rates during each successive quarter.  Variable-rate borrowings re-price typically at monthly intervals and coupons continued to benefit from an increasing LIBOR yield curve.  Short-term fixed-rate and overnight advances re-priced at their maturities at frequent intervals (when rolled over by borrowing members), and benefited from higher coupons along an upwardly sloping yield curve at each successive re-pricing period.

Higher transaction volume, as measured by average outstanding advances, was another factor that contributed to period-over-period increase in interest income.  Average outstanding balances grew to $107.7 billion in the second quarter of 2018, compared to $105.9 billion in the same period in the prior year.  On a year-to-date basis, average outstanding balances grew to $112.7 billion in the 2018 period, compared to $106.2 billion in the prior year period.  For more information, see Table 1.4 Spread and Yield Analysis.

The rising LIBOR also contributed to favorable changes in interest cash flows exchanged with swap dealers on swaps qualifying under ASC 815 hedging rules that hedged fixed-rate advances.  The cash flows exchanged in the interest rate swaps are recorded directly as adjustments to interest income from advances, impacting the period-over-period comparisons of interest income.  Net interest accruals from ASC 815 qualifying interest rate swaps are pay fixed-rate in exchange for receive floating-rate cash flows.  Typically, the interest rate exchanges have resulted in a net accrual expense that reduces interest income from hedged advances.  In the current rising rate environment for the 3-month LIBOR, the swap accruals were a net benefit of $56.9 million in the current year second quarter, in contrast to a net charge of $42.8 million in the prior year period, a favorable quarter-over-quarter change in interest income of $99.7 million.  On a year-to-date basis, the swap accruals resulted in a net benefit of $68.0 million in the 2018 period, in contrast to a net charge of $99.0 million in the prior year period, a period-over-period favorable change of $167.0 million.  For more information, see Table 1.7 Impact of Interest Rate Swaps on Interest Earned from Advances.

(b)         Federal funds and Securities purchased under agreements to resell

Interest income from federal funds and repurchase agreements increased in parallel with higher investments, which have grown in line with our liquidity objectives.  Investment yields were higher as market yields have improved.

In the second quarter of 2018, average outstanding balance was $21.9 billion, up from $17.3 billion in the same period in 2017.  Yields grew to 176 basis points in the current year quarter, compared to 95 basis points in the same period in 2017.

In the year-to-date period ended June 30, average outstanding balance was $21.7 billion in 2018, up from $17.7 billion in the same period in 2017.  Yields grew to 161 basis points in the current year period, compared to 82 basis points in the same period in 2017.

(c)          Trading securities

Portfolios comprised of shorter-term, highly liquid U.S. Treasury and GSE securities that were available to enhance and comply with our liquidity objectives; securities were not acquired for speculative purpose.  Interest income grew significantly in the 2018 periods primarily due to higher volume of acquisitions to meet our liquidity objectives.  Securities were marked-to-market, and gains and losses were recorded in Other income, below the margin.  For more information, see financial statements Note 5. Trading Securities.

(d)         Mortgage-backed securities — Investment yields and interest income

Interest income from investments in mortgage-backed securities (“MBS”) were generated by fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

2018 second quarter vs 2017 second quarter — Interest income was $117.0 million in the 2018 period, compared to $89.8 million in the 2017 period.

•                  Fixed-rate MBS yielded 298 basis points, or $64.1 million in the 2018 period, compared to a yield of 298 basis points, or $57.9 million in the 2017 period.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  Interest income has increased, driven by higher investment balances, which averaged $8.6 billion in the 2018 period, up from $7.8 billion in the 2017 period.

•                  Floating-rate MBS yielded 238 basis points, or $52.9 million in 2018, compared to a yield of 149 basis points, or $31.9 million in 2017.  Contributing factors were higher 1-month LIBOR and higher invested balances.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1-month LIBOR was 197 basis points in 2018, compared to 106 basis points in 2017.  Investment volume averaged $8.9 billion in 2018, up from $8.6 billion in 2017.

Year-to-date June 2018 vs. Year-to-date June 2017 — Interest income was $224.1 million in the 2018 period, compared to $174.8 million in the 2017 period.

•                  Fixed-rate MBS yielded 298 basis points, or $125.4 million in the 2018 year-to-date period, compared to a yield of 304 basis points, or $116.0 million in the 2017 period.  Interest income has increased, driven by higher investment balances, which averaged $8.5 billion in the 2018 period, up from $7.7 billion in the 2017 period.  High-yielding vintage MBS have continued to pay down, impacting yields.

•                  Floating-rate MBS yielded 222 basis points, or $98.7 million in the 2018 year-to-date period, compared to a yield of 140 basis points, or $58.7 million in the 2017 period.  Contributing factors were higher 1-month LIBOR and higher invested balances.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1- month LIBOR was 181 basis points in the 2018 year-to-date period, compared to 94 basis points in the 2017 period.  Investment volume averaged $8.9 billion in the 2018 period, up from $8.5 billion in the 2017 period.

Impact of hedging on Interest income from advances — 2018 Periods Compared to 2017 Periods

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.7:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$572,543	$404,117	$1,107,992	$777,038
Net interest adjustment from interest rate swaps (a)	56,942	(42,811)	67,953	(98,961)
Total Advance interest income reported	$629,485	$361,306	$1,175,945	$678,077

(a)         In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps that have created synthetic floaters.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments under ASC 815.  Historically, the fixed-rate paid to swap dealers on swaps hedging longer-term advances have been greater than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net interest expense, a charge that reduces interest income from hedged advances, nonetheless assuring the hedging objectives.  That differential, between fixed-rate payments and variable-rate income, has narrowed. The higher LIBOR cash flows we have received in the 2018 periods have reversed or have narrowed the typical unfavorable expense adjustments.  The cash flows exchanged resulted in net benefits to advance income in the 2018 periods, compared to net charges in the 2017 periods.

Interest Expense — 2018 Periods Compared to 2017 Periods

Our primary source of funding is through the issuance of Consolidated obligation bonds and discount notes in the global debt markets.  Consolidated obligation bonds are generally medium- and long-term bonds, while discount notes are short-term instruments.  To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued.  Typically, we have used fixed-rate callable and non-callable CO bonds to fund mortgage-related assets and advances.  CO discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.

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

Certain floating-rate CO bonds were designated in economic hedges, primarily basis hedges that converted a contractual variable index to a preferred funding variable index, typically the 3-month LIBOR.  Interest rate swaps designated in an economic hedge do not qualify as an ASC 815 hedge, and interest accrual is not recorded as an adjustment to debt interest expense (as would a swap that qualified); swap accruals together with changes in the fair values of the swaps are reported in Other income (below net interest income) as an impact of derivative and hedging activities in the Statements of income.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.8:               Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Interest Expense (a)
Consolidated obligations bonds (b)
Fixed	$135,750	$115,821	(17.21)%	$258,334	$223,927	(15.37)%
Floating	314,336	123,111	(155.33)	557,926	221,489	(151.90)
Consolidated obligations discount notes (b)	225,376	101,581	(121.87)	432,756	178,754	(142.10)
Deposits	4,443	3,063	(45.05)	7,948	4,887	(62.64)
Mandatorily redeemable capital stock	293	239	(22.59)	626	643	2.64
Cash collateral held and other borrowings	386	68	(467.65)	620	121	(412.40)

Total interest expense	$680,584	$343,883	(97.91)%	$1,258,210	$629,821	(99.77)%

(a)         Interest expense in the second quarter of 2018 was $680.6 million, at a costing yield of 187 basis points, compared to $343.9 million at a costing yield of 101 basis points in the same period in the prior year.  On a year-to-date basis, Interest expense was $1.3 billion, at a cost of 169 basis points in the 2018 period, compared to $629.8 million at a cost of 93 basis points in the 2017 period.

(b)         Consolidated obligation bonds and discount notes — While interest expense on debt (CO bonds and CO discount notes) has increased in a rising rate environment, shorter maturity CO floating-rate bonds indexed to LIBOR continued to be in demand at relatively attractive sub-LIBOR pricing.  CO discount note issuances have also been in demand by investors and the sub-LIBOR coupons have remained attractive.

Our funding mix in the 2018 periods, between the use of floating-rate debt and fixed-rate debt, has continued in the direction of greater utilization of floating-rate bonds to fund our growing book of variable-rate LIBOR-indexed assets and also short-term fixed-rate advances, which tend to re-price at frequent intervals when rolled over.

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

•                  Fixed-rate Consolidated obligation bonds — In a rising rate environment, interest expense on CO bonds has also increased.  In the second quarter of 2018, interest expense was $135.8 million at a funding cost of 208 basis points, compared to $115.8 million at a funding cost of 138 basis points in the same period in 2017.  The usage of fixed-rate funding has declined quarter-over-quarter in 2018 in line with a growing book of variable-rate and short-term assets that re-price frequently.  A significant percentage of long-term fixed-rate CO bonds are hedged under ASC 815 and reported interest expense includes the effect of cash flow exchanges on interest rate swaps, the hedging instruments.  Historically, the exchange has benefited interest expense by synthetically converting the fixed-rate expense to a sub-LIBOR level.  In a rising interest rate environment for LIBOR, the historical favorable cash flows have narrowed between the fixed-rate cash flows that we receive in exchange for LIBOR-indexed that we pay to swap dealers.  The 3-month LIBOR was higher in the 2018 period; on average it was 234 basis points in the current year quarter, compared to 121 basis points in the same quarter in the prior year.  Interest rate swap designated in an ASC 815 hedge recorded an increase in debt interest accrual expense of $11.0 million in the second quarter of 2018, in contrast to a net reduction of $5.0 million in debt interest expense in the prior year period.

In the year-to-date period ending June 30, interest expense was $258.3 million at a funding cost of 191 basis points in the 2018 period, compared to $223.9 million at a funding cost of 133 basis points in the same period in 2017.  The usage of fixed-rate funding declined in the current year period.  Interest accruals on swaps in ASC 815 hedges recorded net increase of $13.2 million in debt interest expense in the current year period, in contrast to a net reduction of $15.6 million in the same period in the prior year.

•                  Floating-rate Consolidated obligation bonds — In the current year second quarter, interest expense on floating-rate CO bonds was $314.3 million at a funding cost of 184 basis points, compared to $123.1 million at a funding cost of 91 basis points in the same quarter in 2017. The average outstanding balance grew to $68.6 billion in current year quarter, up from $54.4 billion in the same quarter in the prior year.  Variable-rate balance sheet assets have increased, driving up the need for variable-rate funding.  Floating-rate bonds were typically indexed to the 1-month LIBOR, and higher yields paid in the 2018 period were primarily in line with a rising LIBOR.  The average 1-month LIBOR was 197 basis points in the second quarter of 2018, compared to 106 basis points in the same period in 2017.  Certain 1-month LIBOR indexed CO bonds were converted to 3-month LIBOR by the execution of basis swaps, which were designated as economic hedges of the 1-month LIBOR indexed CO bonds.  In compliance with hedge accounting rules for economic hedges, interest accruals on the basis swaps were not recorded as adjustments to the cost of funds, rather they were recorded in Other income as gains and losses from derivatives and hedging activities.  For more information about the impact of economic hedging and accruals, see Table 1.12 Earnings Impact of Derivatives and Hedging Activities-By Financial Instrument Type.

In the year-to-date period ending June 30, interest expense was $557.9 million at a funding cost of 165 basis points in the 2018 period, compared to $221.5 million at a funding cost of 84 basis points in the same period in 2017.  The increase was primarily due to two factors. The average 1- month LIBOR was 181 basis points in the 2018 period, compared to 94 basis points in the 2017 period.  The usage of floating-rate funding increased in the year-to-date period in 2018, compared to the same period in 2017.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — In a rising rate environment, costing yields on CO discount notes have also increased.  Interest expense on discount notes, including the impact of cash flow hedging strategies, was $225.4 million at a funding cost of 179 basis points in the second quarter of 2018, compared to $101.6 million at a cost of 88 basis points in the 2017 period.  Increase in interest expense was primarily rate related since discount notes are short-term and re-priced to higher coupons in a rising rate environment when new discount notes were issued to replace maturing debt.  Increase in interest expense was also in line with the increased utilization of discount notes (volume effects) as measured by average balances outstanding.

Cash flow hedging programs under ASC 815 have synthetically converted the 91-day variability of cash flows on $2.6 billion of discount notes to long-term fixed-rate swap yields.  The hedging strategy increased interest expense by $2.7 million in the second quarter of 2018, compared to an increase of $7.9 million in the same period in 2017.  However, the hedge strategy assured us of long-term funding at predictable rates.

In the year-to-date period ended June 30, 2018, interest income on discount notes was $432.8 million, compared to $178.8 million in the same period in 2017.  While utilization was higher in the current year period, the impact of higher rates was the primary factor.

Impact of Hedging on Interest Expense on Debt — 2018 Periods Compared to 2017 Periods

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

We have also created synthetic long-term fixed rate funding to fund long-term investments, utilizing a Cash Flow hedging strategy that converted forecasted long-term discount note variable-rate funding to fixed-rate funding by the use of long-term swaps.  For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons.  Cash Flow hedging strategies are also discussed under Table 1.13 Accumulated Other Comprehensive Income (loss) to Current Period Income from Cash Flow Hedges.

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.9:               Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$439,131	$243,958	$803,042	$461,024
Discount notes-Interest expense before adjustment for swaps	222,644	93,680	424,528	162,681
Amortization of basis adjustments	(1,477)	(1,081)	(2,822)	(2,118)
Net interest adjustment for interest rate swaps (a)	15,164	3,956	24,268	2,583
Total bonds and discount notes-Interest expense	$675,462	$340,513	$1,249,016	$624,170

(a)         CO bond and discount note hedging — Fair value and cash flow hedges under ASC 815 have been executed to hedge certain fixed-rate CO bonds and discount notes.  The cash flows exchanged in the two hedging strategies resulted in Net interest adjustments (also referred to as interest accruals) as noted in the table above and discussed below:

•                  A fair value hedge of Consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows, creating synthetic floating-rate cash flows.  The cash flows exchanged between the receive-leg and pay-leg of the cash determine the net interest adjustments.  Historically, in a fair value hedge, the fixed-rate cash flows received from swap dealers on swaps hedging CO bonds have been greater than the LIBOR indexed cash flows we pay to swap dealers, and has typically resulted in favorable sub-LIBOR cash flows.  However, in a rising rate environment for LIBOR, that favorable differential associated with swap cash flows has been narrowing and in 2018 and 2017, the cash exchanges have resulted in net interest expense.

•                  Cash flow hedges under ASC 815 have been executed to hedge future issuances of designated CO discount notes.  Long-term interest rate swaps have been executed that have created synthetic fixed-rate cash flows — we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The pay fixed-rate cash flows are typically based on long-term swap rates, which have remained significantly higher than the 3-month LIBOR that we receive in exchange.  Although the cash flow exchanged in the hedge results in a net interest expense, it achieves our hedging objective of a stable and predictable long-term funding expense.

For further information, see Table 1.8 Interest Expenses and accompanying discussions.

Allowance for Credit Losses — 2018 Periods Compared to 2017 Periods

•                 Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net provision of $72 thousand in the current year quarter, compared to a net provision of $0.2 million in the same period in the prior year.

On a year-to-date basis, we recorded a net recovery of $0.3 million in the current year period, compared to a net recovery of $0.1 million in the same period in the prior year.

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

Analysis of Non-Interest Income (Loss) — 2018 Periods Compared to 2017 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.10:        Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Other income (loss):
Service fees and other (a)	$3,973	$4,111	$7,694	$7,363
Instruments held at fair value - Unrealized gains (losses) (b)	(309)	(3,581)	(362)	(1,862)
Total OTTI losses	(398)	—	(398)	—
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	257	—	257	—
Net impairment losses recognized in earnings	(141)	—	(141)	—
Net realized and unrealized gains (losses) on derivatives and hedging activities (c)	(5,285)	584	(24,085)	(118)
Net gains (losses) on Trading securities	781	(12)	(2,420)	(64)
Fair value gains (losses) on Equity Investments	305	—	45	—
Provision for litigation settlement on derivative contracts (d)	—	—	—	(70,000)
Total other income (loss)	$(676)	$1,102	$(19,269)	$(64,681)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit are typically the largest component of Service fees, and were $3.5 million and $2.9 million in the second quarter of the current year and the same period in the prior year. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

On a year-to-date basis, Service fees were $7.0 million in the current year, compared to $5.9 million in the same period in the prior year.

(b)         Changes in fair values on advances and debt elected under the FVO were not material in the 2018 periods in parallel with the decline in new elections to replace run offs.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — Hedging activities reported a net loss of $5.3 million in the three months ended June 30, 2018, compared to a net gain of $0.6 million in the same period in the prior year.  On a year-to-date basis, hedging activities reported a net loss of $24.1 million in the 2018 periods, compared to a net loss of $0.1 million in the same period in the prior year.  See Table 1.12 Earnings Impact of Derivatives and Hedging Activities for more information.

(d)         Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in a Chapter 11 bankruptcy proceeding.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio at June 30, 2018 and December 31, 2017 (in thousands):

Table 1.11:        Net Gains (Losses) on Trading Securities (a)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net unrealized gains (losses) on Trading securities held at period-end	$739	$(12)	$(2,535)	$(51)
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	42	—	115	(13)
Net gains (losses) on Trading securities	$781	$(12)	$(2,420)	$(64)

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Earnings Impact of Derivatives and Hedging Activities — 2018 Periods Compared to 2017 Periods

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

Summarized below is the impact of hedging activities on earnings, and a description of where the primary components of expenses and income are reported in the Statements of income (in thousands):

Table 1.12:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2018
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$56,942	$—	$(65)	$(10,954)	$(2,733)	$—	$—	$—	$43,190
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,435	—	—	(3,421)	—	—	—	—	(1,986)
Gains (losses) on cash flow hedges	—	—	—	125	—	—	—	—	125
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	(33)	174	—	—	—	141
Net gains (losses) on swaps and caps in other economic hedges	19	812	39	(631)	—	(985)	167	—	(579)
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(2,986)	(2,986)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	1,454	812	39	(3,960)	174	(985)	167	(2,986)	(5,285)

Total earnings impact	$58,396	$812	$(26)	$(14,914)	$(2,559)	$(985)	$167	$(2,986)	$37,905

	Three months ended June 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(42,811)	$—	$(86)	$5,026	$(7,901)	$—	$—	$—	$(45,772)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	240	—	—	(1,442)	—	—	—	—	(1,202)
Gains (losses) on cash flow hedges	—	—	—	14	—	—	—	—	14
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	145	53	—	—	—	198
Net gains (losses) on swaps and caps in other economic hedges	(45)	9	210	3,562	10	(1,529)	50	—	2,267
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(693)	(693)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	195	9	210	2,279	63	(1,529)	50	(693)	584

Total earnings impact	$(42,616)	$9	$124	$7,305	$(7,838)	$(1,529)	$50	$(693)	$(45,188)

(a)             Net realized and unrealized gains and losses on derivatives and hedging activities in the second quarter of 2018 recorded a net loss $5.3 million, compared to a net gain of $0.6 million in the same period in 2017.  The primary components were : Price alignment interest (“PAI”)”, the interest expense paid on variation margin, was $3.0 million in the current year second quarter, compared to $0.7 million in the same period in 2017; hedging under ASC 815 recorded a net fair value loss of $2.0 million in the current year second quarter, compared to a net fair value loss of $1.2 million in the same period in 2017; standalone derivatives in economic hedges recorded a net loss of $0.6 million in the current year second quarter, compared to a net gain of $2.3 million in the same period in 2017.

	Six months ended June 30, 2018
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$67,953	$—	$(159)	$(13,217)	$(8,229)	$—	$—	$—	$46,348
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	665	—	—	(1,043)	—	—	—	—	(378)
Gains (losses) on cash flow hedges	—	—	—	30	—	—	—	—	30
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	(149)	(12)	—	—	—	(161)
Net gains (losses) on swaps and caps in other economic hedges	248	2,831	(145)	(21,924)	—	326	194	—	(18,470)
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(5,106)	(5,106)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	913	2,831	(145)	(23,086)	(12)	326	194	(5,106)	(24,085)

Total earnings impact	$68,866	$2,831	$(304)	$(36,303)	$(8,241)	$326	$194	$(5,106)	$22,263

	Six months ended June 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(98,961)	$—	$(171)	$15,608	$(16,073)	$—	$—	$—	$(99,597)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	751	—	—	(2,382)	—	—	—	—	(1,631)
Gains (losses) on cash flow hedges	—	—	—	191	—	—	—	—	191
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(126)	(858)	—	—	—	(973)
Net gains (losses) on swaps and caps in other economic hedges	52	61	439	6,568	(63)	(3,595)	108	—	3,570
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(1,275)	(1,275)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	814	61	439	4,251	(921)	(3,595)	108	(1,275)	(118)

Total earnings impact	$(98,147)	$61	$268	$19,859	$(16,994)	$(3,595)	$108	$(1,275)	$(99,715)

(b)             Net realized and unrealized gains and losses on derivatives and hedging activities in the year-to-date period ended June 30, 2018 recorded a net loss of $24.1 million, compared to a net loss of $0.1 million in the same period in 2017.  The primary components were: PAI expense was $5.1 million in the current year period, compared to $1.3 million in the same period in 2017; hedging under ASC 815 recorded a net fair value loss of $0.4 million in the current year period, compared to a net fair value loss of $1.6 million in the same period in 2017; standalone derivatives in economic hedges recorded a net loss of $18.5 million (primarily on interest rate basis swaps in economic hedges of floating-rate CO bonds indexed to the 1-month LIBOR), compared to a net fair value gain of $3.6 million in the same period in 2017.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income.

The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.13:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Accumulated other comprehensive income (loss) from cash flow hedges
Beginning of period	$34,896	$(36,623)	$(19,877)	$(47,018)
Net hedging transactions (a)	23,157	(13,786)	77,895	(3,700)
Reclassified into earnings	(68)	294	(33)	603
End of period (b)	$57,985	$(50,115)	$57,985	$(50,115)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  At June 30, 2018, valuation gains represented changes in fair values in the three and six months ended on that date.  Valuation gains were unrealized and were consistent with higher long-term swap rates at June 30, 2018.  At June 30, 2017, the valuation losses were in line with declining long-term swap rates.

Valuation changes recorded in AOCI were associated with the two cash flow programs described below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In this program, valuation changes are typically determined by changes in long-term swap rates; and generally, valuation gains will be recorded when long-term swap rates rise, and valuation losses will be recorded with decline in long-term swap rates.

(b)         End of period balances represent effective portions of fair values of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts were de minimis and were recorded through earnings.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI Rollforward Analysis in financial statements Note 17.  Derivatives and Hedging Activities.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2018 Periods Compared to 2017 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.14:        Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$2,229	19.56%	$1,394	13.03%
Depreciation and leasehold amortization	1,249	10.96	1,150	10.75
All others (b)	7,915	69.48	8,154	76.22
Total Operating Expenses	$11,393	100.00%	$10,698	100.00%

Total Compensation and Benefits	$17,489		$16,623
Finance Agency and Office of Finance (c)	$3,641		$3,201
Other expenses (d)	$1,986		$1,008

	Six months ended June 30,
	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$4,079	19.11%	$2,429	12.67%
Depreciation and leasehold amortization	2,535	11.87	2,061	10.75
All others (b)	14,736	69.02	14,686	76.58
Total Operating Expenses	$21,350	100.00%	$19,176	100.00%

Total Compensation and Benefits	$36,257		$33,989
Finance Agency and Office of Finance (c)	$7,900		$6,977
Other expenses (d)	$3,521		$2,016

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Occupancy expense has increased in line with new long-term lease agreements effective beginning in the second half of 2017.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expenses decreased in the second quarter of the current year due to decline in legal fees.  In the year-to-date period in 2018, expenses increased due to increases in expenditures on computer service agreements and contractual services.

(c)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

(d)         The category Other expenses included the non-service elements of Net periodic pension benefit costs.

Assessments — 2018 Periods Compared to 2017 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 22, 2018.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Beginning balance	$137,256	$117,812	$131,654	$125,062
Additions from current period’s assessments	17,274	14,573	31,336	22,347
Net disbursements for grants and programs	(5,226)	(11,103)	(13,686)	(26,127)
Ending balance	$149,304	$121,282	$149,304	$121,282

AHP assessments allocated from net income totaled $17.3 million for the quarter ended June 30, 2018, compared to $14.6 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $31.3 million for the 2018 period, compared to $22.3 million for the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2018	December 31, 2017	dollar amount	percentage
Assets
Cash and due from banks	$158,300	$127,403	$30,897	24.25%
Securities purchased under agreements to resell	4,945,000	2,700,000	2,245,000	83.15
Federal funds sold	14,887,000	10,326,000	4,561,000	44.17
Trading securities	3,766,579	1,641,568	2,125,011	129.45
Equity Investments	50,116	—	50,116	NM
Available-for-sale securities	479,954	577,269	(97,315)	(16.86)
Held-to-maturity securities	18,139,926	17,824,533	315,393	1.77
Advances	110,782,004	122,447,805	(11,665,801)	(9.53)
Mortgage loans held-for-portfolio	2,887,473	2,896,976	(9,503)	(0.33)
Accrued interest receivable	288,019	226,981	61,038	26.89
Premises, software, and equipment	35,232	29,697	5,535	18.64
Derivative assets	130,947	112,742	18,205	16.15
Other assets	9,938	7,398	2,540	34.33

Total assets	$156,560,488	$158,918,372	$(2,357,884)	(1.48)%

Liabilities
Deposits
Interest-bearing demand	$1,130,636	$1,142,056	$(11,420)	(1.00)%
Non-interest-bearing demand	20,903	17,999	2,904	16.13
Term	39,500	36,000	3,500	9.72

Total deposits	1,191,039	1,196,055	(5,016)	(0.42)

Consolidated obligations
Bonds	101,391,992	99,288,048	2,103,944	2.12
Discount notes	45,470,462	49,613,671	(4,143,209)	(8.35)
Total consolidated obligations	146,862,454	148,901,719	(2,039,265)	(1.37)

Mandatorily redeemable capital stock	17,707	19,945	(2,238)	(11.22)

Accrued interest payable	198,701	162,176	36,525	22.52
Affordable Housing Program	149,304	131,654	17,650	13.41
Derivative liabilities	14,453	61,607	(47,154)	(76.54)
Other liabilities	204,300	204,178	122	0.06

Total liabilities	148,637,958	150,677,334	(2,039,376)	(1.35)

Capital	7,922,530	8,241,038	(318,508)	(3.86)

Total liabilities and capital	$156,560,488	$158,918,372	$(2,357,884)	(1.48)%

NM — Not meaningful.

Balance Sheet overview June 30, 2018 and December 31, 2017

Total assets decreased to $156.6 billion at June 30, 2018 from $158.9 billion at December 31, 2017, a decrease of $2.3 billion, or 1.5%.

Cash at banks was $158.3 million at June 30, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at June 30, 2018 were $14.9 billion in federal funds sold and $4.9 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at June 30, 2018 to $111.4 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 24.6% to $18.0 billion at June 30, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 19.2% to $29.9 billion at June 30, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments at June 30, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $480.0 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at June 30, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (“MBS”), including PLMBS, in the HTM portfolio, were $16.9 billion at June 30, 2018 and $16.7 billion at December 31, 2017.  Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $820.2 million of fixed-rate GSE-issued MBS and $938.3 million of floating-rate GSE-issued MBS in the six months of 2018.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at June 30, 2018 and $1.1 billion at December 31, 2017.  We acquired $100.0 million in the first six months of 2018 and paydowns were $14.8 million.  In the same period in 2017, we acquired $61.5 million in housing finance bonds and paydowns were $9.8 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At June 30, 2018, trading investments were, $3.0 billion in U.S. Treasury notes, $773.8 million in GSE securities, and $3.7 million in Ambac corporate notes.  We acquired $2.0 billion of U.S. Treasury notes, and $421.7 million in GSE securities in the first six months of 2018.  Ambac corporate notes par $3.4 million were received from the Ambac Corporation as consideration for insurance claims on certain PLMBS.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $50.1 million at June 30, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.8 billion at June 30, 2018, slightly lower than $2.9 billion at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the six months of 2018 were $128.6 million, compared to $128.5 million in the prior year same period.  Acquisitions in the six months of 2018 were $122.2 million, compared to $233.5 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

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

Capital ratios — Our capital position remains strong.  At June 30, 2018, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $876.3 million.  To support $156.6 billion of total assets at June 30, 2018, the minimum required total capital was $6.3 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2018, balance sheet leverage (based on U.S. GAAP) was 19.8 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (“FRBNY”) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at June 30, 2018 included $156.5 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $19.8 billion in short-term and overnight loans in the federal funds and the repo markets, and $480.0 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE-issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $33.8 billion, well in excess of the required $3.3 billion.

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  If maturing advances are not replaced, it will have an impact on business volume.  Period-end advance balances were lower at June 30, 2018, compared to December 31, 2017, primarily due to run-offs of adjustable-rate advances (“ARC”) near the quarter-end.  On a period-over-period basis, volume of advance business, as measured by average balances, was higher in the six months of 2018 compared to the 2017 period.

Member demand for advance products

Table 4.1:               Advance Trends

Advance Trends
180
160
140
120
100
80
60
40
20
-
Total Assets
$156.6
Advances par amounts
$111.4
Jun
Sept
Dec
Mar
Jun
Sept
Dec
Mar
Jun
2016
2017
2018
(in billions)

Par amount of advances outstanding was $111.4 billion at June 30, 2018, compared to $122.7 billion at December 31, 2017.

Carrying value of advances outstanding at June 30, 2018 was $110.8 billion, compared to $122.4 billion at December 31, 2017.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value net loss of $593.9 million at June 30, 2018 and a fair value loss of $265.3 million at December 31, 2017.  For advances elected under the fair value option (“FVO”), the basis adjustments were valuation gains of $0.5 million at June 30, 2018 and $5.6 million at December 31, 2017.  For more information about basis adjustments, see Table 4.4 Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:               Advances by Product Type

	June 30, 2018		December 31, 2017
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$29,930,467	26.87%	$37,060,467	30.20%
Fixed Rate Advances	51,105,901	45.89	50,517,644	41.17
Short-Term Advances	17,951,051	16.12	23,818,181	19.41
Mortgage Matched Advances	348,907	0.31	352,859	0.29
Overnight & Line of Credit (OLOC) Advances	4,496,178	4.04	3,748,677	3.05
All other categories	7,542,858	6.77	7,209,613	5.88

Total par value	111,375,362	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(593,890)		(265,260)
Fair value option valuation adjustments and accrued interest	532		5,624

Total	$110,782,004		$122,447,805

For more information about advance product types, see our most recent Form 10-K filed on March 22, 2018.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:               Advances by Interest-Rate Payment Terms

	June 30, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$81,391,007	73.08%	$85,587,792	69.75%
Variable-rate (b)	29,981,355	26.92	37,116,649	30.25
Variable-rate capped or floored (c)	3,000	—	3,000	—

Total par value	111,375,362	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(593,890)		(265,260)
Fair value option valuation adjustments and accrued interest	532		5,624

Total	$110,782,004		$122,447,805

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at June 30, 2018, with only 5.4% of advances in the remaining maturity bucket of greater than 5 years (2.5% at December 31, 2017).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:               Advances by Maturity and Yield Type

	June 30, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$51,630,426	46.36%	$54,923,033	44.76%
Due after one year	29,760,581	26.72	30,664,759	24.99

Total Fixed-rate	81,391,007	73.08	85,587,792	69.75

Variable-rate
Due in one year or less	20,871,458	18.74	30,368,458	24.75
Due after one year	9,112,897	8.18	6,751,191	5.50

Total Variable-rate	29,984,355	26.92	37,119,649	30.25
Total par value	111,375,362	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments (a)	(593,890)		(265,260)
Fair value option valuation adjustments and accrued interest (b)	532		5,624
Total	$110,782,004		$122,447,805

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $51.5 billion at June 30, 2018 and $53.6 billion at December 31, 2017.  The application of this accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses at the two dates.  The LIBOR curve, which is the valuation basis for hedged advances under ASC 815, has continued to rise.  Valuations of fixed-rate LIBOR benchmark hedge advances move inversely with the LIBOR curve, and the net cumulative basis losses were consistent with the upward-sloping LIBOR yield curve at June 30, 2018 and December 31, 2017.  Valuation basis losses increased at June 30, 2018 in line with the significant steepening of the forward LIBOR discounting curve at June 30, 2018.

Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

For more information, see Table 1.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

(b)         FVO fair values — Valuation basis adjustments are recorded to recognize changes in the entire fair values of advances elected under the FVO, including changes in accrued interest receivable.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on Consolidated obligation debt).  Fair value basis of a FVO advance reflects changes in the term structure and shape of the Advance pricing curve at the measurement dates.

Valuation adjustments and interest accrued receivable taken together reported net basis gains at June 30, 2018 and December 31, 2017.  Advances elected under the FVO are typically variable-rate LIBOR indexed advances, which re-priced frequently to market indices or are fixed-rate advances with short remaining durations.  As a result, valuation basis remained near to par.  The notional amount of the FVO advance portfolio declined to $0.3 billion at June 30, 2018, compared to $2.2 billion at December 31, 2017.  Run-offs of advances elected under the FVO were not replaced by new transactions.

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

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:               Hedged Advances by Type

Par Amount	June 30, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullets (a)	$47,943,200	$52,983,896
Fixed-rate putable (b)	3,524,250	567,000
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000

Total Qualifying Hedges	$51,514,025	$53,597,471

Aggregate par amount of advances hedged (c)	$51,680,025	$53,674,759
Fair value basis (Qualifying hedging adjustments)	$(593,890)	$(265,260)

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

Advances elected under the FVO — Advances elected under the FVO at June 30, 2018 and December 31, 2017 were shorter-term adjustable-rate (“ARCs”).  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:               Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2018	December 31, 2017
Advances designated under FVO (a)	$250,000	$2,200,000

(a)   Notional amounts of advances elected under the FVO have decreased as run-offs were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:               Putable and Callable Advances

	Advances
Par Amount	June 30, 2018	December 31, 2017
Putable/callable	$3,540,825	$597,825
No-longer putable/callable	$878,500	$1,020,500

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

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be investment quality.  The Finance Agency defines investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 22, 2018.

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, Equity Investments in Grantor Trusts and money market investments (Carrying values, dollars in thousands):

Table 5.1:               Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2018	2017	Variance	Variance

State and local housing finance agency obligations (a)	$1,232,760	$1,147,510	$85,250	7.43%
Trading securities (b)	3,766,579	1,641,568	2,125,011	129.45

Mortgage-backed securities
Available-for-sale securities, at fair value (c)	479,954	528,627	(48,673)	(9.21)
Held-to-maturity securities, at carrying value (c)	16,907,166	16,677,023	230,143	1.38
Total securities	22,386,459	19,994,728	2,391,731	11.96

Equity investments in Grantor trusts (d)	50,116	48,642	1,474	3.03
Securities purchased under agreements to resell	4,945,000	2,700,000	2,245,000	83.15
Federal funds sold	14,887,000	10,326,000	4,561,000	44.17

Total investments	$42,268,575	$33,069,370	$9,199,205	27.82%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  We acquired $100.0 million in the first six months of 2018 and paydowns were $14.8 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $2.0 billion of U.S. Treasury notes and $421.7 million of GSE securities in the first six months of 2018.  We received par amounts of $3.4 million of Ambac corporate notes from the insurer Ambac Corporation as consideration for insurance claims on certain insured private-label MBS.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were designated as AFS in the first six months of 2018.  AFS securities outstanding are all GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $1.8 billion of GSE-issued MBS were acquired in 2018 and designated as HTM.  MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS.

(d)        Funds in the grantor trusts were designated as Equity Investments at January 1, 2018.  Prior to January 1, 2018, the funds were classified as AFS.  In the first six months of 2018, we invested $1.8 million in cash, and payouts to retirees were $0.9 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefit Equalization Pension plans.  For more information about the pension plans, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2018.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 5.2:               Investment Debt Securities Issuer Concentration

	June 30, 2018			December 31, 2017
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,126,168	$5,076,423	64.70%	$5,009,067	$5,019,957	60.78%
Freddie Mac	12,076,298	12,032,614	152.43	11,986,984	12,055,501	145.45
Ginnie Mae	25,385	25,547	0.32	28,237	28,412	0.34
All Others - PLMBS	159,269	197,114	2.01	181,362	216,793	2.20
Non-MBS (b)	1,232,760	1,206,926	15.56	1,196,152	1,163,379	14.51

Total Investment Debt Securities	$18,619,880	$18,538,624	235.02%	$18,401,802	$18,484,042	223.28%

Categorized as:

Available-for-Sale Securities	$479,954	$479,954		$577,269	$577,269

Held-to-Maturity Securities	$18,139,926	$18,058,670		$17,824,533	$17,906,773

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds at June 30, 2018; at December 31, 2017 the line also included funds in grantor trusts.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:               External Rating of the Held-to-Maturity Portfolio

	June 30, 2018
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$869	$16,749,337	$112,288	$9,184	$35,488	$16,907,166
State and local housing finance agency obligations	30,700	1,178,835	5,895	17,330	—	1,232,760

Total Long-term securities	$31,569	$17,928,172	$118,183	$26,514	$35,488	$18,139,926

	December 31, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$989	$16,497,280	$114,833	$19,637	$44,284	$16,677,023
State and local housing finance agency obligations	36,400	1,085,220	25,890	—	—	1,147,510

Total Long-term securities	$37,389	$17,582,500	$140,723	$19,637	$44,284	$17,824,533

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:               External Rating of the Available-for-Sale Portfolio

	June 30, 2018			December 31, 2017
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$479,954	$—	$479,954	$528,627	$—	$528,627
Other - Grantor trust	—	—	—	—	48,642	48,642

Total Available-for-sale securities	$479,954	$—	$479,954	$528,627	$48,642	$577,269

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

Fair Value Levels of Investment Debt Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at June 30, 2018 and December 31, 2017, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2018		December 31, 2017
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$803,315	2.24%	$880,774	2.45%
Due after one year through five years	4,838,805	2.99	4,650,579	2.78
Due after five years through ten years	7,837,405	2.72	8,225,685	2.23
Due after ten years	3,915,276	2.83	3,458,160	2.57

Total mortgage-backed securities	$17,394,801	2.80%	$17,215,198	2.46%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  Cash flow analysis in the six months ended June 30, 2018 identified de minimis deterioration in the performance parameters of previously impaired private-label MBS.  Credit OTTI charged to earnings was $141 thousand in the second quarter of 2018 and no OTTI was charged in the same period in 2017.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $4.9 billion at June 30, 2018 and $2.7 billion at December 31, 2017.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $14.9 billion at June 30, 2018 and $10.3 billion at December 31, 2017, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.6:               Trading Securities

	Trading Securities
	June 30, 2018	December 31, 2017
Par value	$3,793,500	$1,648,377
Amortized cost	$3,769,859	$1,642,637
Carrying/Fair value	$3,766,579	$1,641,568

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.8 billion at June 30, 2018, a decrease of $7.5 million (net of acquisitions and paydowns) from the balance at December 31, 2017.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:               MPF by Conventional and Insured Loans

	June 30, 2018	December 31, 2017

Federal Housing Administration and Veteran Administration insured loans	$231,343	$235,232
Conventional loans	2,611,548	2,615,140

Total par MPF loans	$2,842,891	$2,850,372

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.2:               Geographic Concentration of MPF Loans

	June 30, 2018		December 31, 2017
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.2%	60.2%	69.1%	59.5%

Table 6.3:               Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$264,602	9.31%
Sterling National Bank (b)	250,719	8.82
Bethpage Federal Credit Union	217,585	7.65
Teachers Federal Credit Union	184,603	6.49
Investors Bank	176,664	6.21
All Others	1,748,718	61.52

Total	$2,842,891	100.00%

	December 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$273,060	9.58%
Sterling National Bank (b)	265,526	9.32
Bethpage Federal Credit Union	189,025	6.63
Investors Bank	186,397	6.54
Teachers Federal Credit Union	177,230	6.22
All Others	1,759,134	61.71

Total	$2,850,372	100.00%

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

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) was $101.4 billion (par, $101.1 billion) at June 30, 2018, compared to $99.3 billion (par, $98.9 billion) at December 31, 2017.  On average, CO bonds funded 60.1% and 60.5% of earning assets in the six months ended June 30, 2018 and in the same period in the prior year.

A significant percentage of CO bonds was designated under an ASC 815 fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  We may also hedge the anticipatory issuance of fixed-rate CO bonds in a cashflow hedge under ASC 815.  Certain CO bonds were elected under the FVO. Carrying values of CO bonds included valuation basis adjustments on bonds hedged under ASC 815, and on CO bonds elected under the FVO.  For more information about valuation basis adjustments, see Table 7.1 Consolidated Obligation Bonds by Type.

Consolidated obligation discount notes — The carrying value of Consolidated obligation discount notes outstanding was $45.5 billion at June 30, 2018 and $49.6 billion at December 31, 2017.  On average, discount notes funded 34.1% of earning assets in the six months ended June 30, 2018, compared to 33.2% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at June 30, 2018 and December 31, 2017, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

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

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$20,722,570	20.50%	$24,080,150	24.36%
Fixed-rate, callable	3,651,000	3.61	3,658,000	3.70
Step Up, callable	310,000	0.31	253,000	0.26
Single-index floating rate	76,386,000	75.58	70,860,000	71.68

Total par value	101,069,570	100.00%	98,851,150	100.00%

Bond premiums	48,592		54,654
Bond discounts	(29,640)		(27,335)
Hedge valuation basis adjustments (a)	171,573		273,585
Hedge basis adjustments on terminated hedges (b)	132,113		134,920
FVO (c) - valuation adjustments and accrued interest	(216)		1,074

Total Consolidated obligation-bonds	$101,391,992		$99,288,048

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

(a)         Hedge valuation basis — The reported carrying values of hedged Consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The LIBOR discounting curve has continued to increase and has generated period-over-period valuation gains.  Coupon rates on vintage hedged debt is another factor that would impact valuation gains and losses.  Notional amounts of hedged debt will also impact period-end valuations.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $13.6 billion at June 30, 2018 and $15.8 billion at December 31, 2017.

The application of the valuation and accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses at the two balance sheet dates.  Vintage long-term bonds, which had been issued in a then prevailing higher interest rate environment, generated valuation losses.  The remaining hedged bonds - short and medium-term fixed-rate debt, which had been issued in recent years at coupons lower than the prevailing yields, generated valuation basis gains, partly offsetting the valuation basis losses on the vintage hedged debt.  The period-over-period decline in unrealized valuation losses were consistent with the sharp steepening of the swap yield curve at June 30, 2018.  Generally, hedge valuation basis are unrealized and will reverse to zero if hedged debt are held to their maturity or to their call dates.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  The notional amounts of CO bonds elected under the FVO were $30.0 million at June 30, 2018 and $1.1 billion at December 31, 2017.  Run-offs of bonds elected under the FVO were not replaced by new transactions, explaining the decline in the valuation basis.

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

Table 7.2:               Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.  Decline in ASC 815 fair value hedges of fixed-rate debt reflects an asset-liability management decision to replace maturing fixed-rate CO bonds with floating-rate CO bonds, which are typically hedged on an economic basis.

	Consolidated Obligation Bonds
Par Amount	June 30, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullet bonds	$11,057,025	$14,326,105
Fixed-rate callable bonds	2,533,000	1,453,000
	$13,590,025	$15,779,105

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2018	December 31, 2017
Bonds designated under FVO	$30,000	$1,130,000

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

Table 7.4:               Economic Hedged Bonds (Excludes CO bonds elected under the FVO and designated in an economic hedge)

Economically hedged bonds — We also issue variable-rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  During the periods in this report, we issued variable-rate bonds indexed to the 1-month LIBOR.  To mitigate the economic risk of a change in the variable-rate basis between the 3-month LIBOR and the 1-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values.  We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	June 30, 2018	December 31, 2017
Bonds designated as economically hedged
Floating-rate bonds (a)	$35,620,000	$35,390,000
Fixed-rate bonds (b)	30,000	15,000
	$35,650,000	$35,405,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR.  With the execution of basis hedges, the bonds were  swapped in economic hedges to 3-month LIBOR, mitigating the basis risk between the 1-month LIBOR and the 3-month LIBOR, which is our benchmark rate.  We have made greater use of the 1-month LIBOR indexed floating rate CO bonds as pricing was relatively favorable, driving down the synthetic cost of funding utilizing interest rate swaps.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:               Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$87,587,950	86.66%	$84,436,565	85.42%
Due or callable after one year through two years	5,932,990	5.87	7,266,255	7.35
Due or callable after two years through three years	2,168,110	2.14	1,917,400	1.94
Due or callable after three years through four years	1,026,730	1.02	973,595	0.98
Due or callable after four years through five years	928,140	0.92	947,835	0.96
Thereafter	3,425,650	3.39	3,309,500	3.35

Total par value	101,069,570	100.00%	98,851,150	100.00%

Bond premiums	48,592		54,654
Bond discounts	(29,640)		(27,335)
Hedge valuation basis adjustments	171,573		273,585
Hedge basis adjustments on terminated hedges	132,113		134,920
FVO - valuation adjustments and accrued interest	(216)		1,074

Total bonds	$101,391,992		$99,288,048

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 7.6:               Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2018	December 31, 2017
Callable	$3,961,000	$3,911,000
Non-Callable	$97,108,570	$94,940,150

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:               Discount Notes Outstanding

	June 30, 2018	December 31, 2017
Par value	$45,555,456	$49,685,334
Amortized cost	$45,470,462	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	—	3,003
Total discount notes	$45,470,462	$49,613,671

Weighted average interest rate	1.87%	1.23%

(a)         Valuation basis adjustment losses, including unaccreted discounts, were recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values included unaccreted discounts.  Discount notes elected under the FVO matured in the second quarter of 2018 and were not replaced.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:               Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2018	December 31, 2017
Discount notes designated under FVO (a)	$—	$2,309,618

CO Discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument.  We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules.  See financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.

(a)         We elect the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  Decline in CO discount notes elected under the FVO was generally in line with the decline in advances elected under the FVO.  For discount notes that we elect under the FVO, it is not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:               Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2018	December 31, 2017
Discount notes hedged under qualifying hedge (a)	$2,559,000	$2,349,000

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

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	June 30, 2018	December 31, 2017
Capital Stock (a)	$6,276,227	$6,750,005
Unrestricted retained earnings (b)	1,089,965	1,067,097
Restricted retained earnings (c)	535,465	479,185
Accumulated Other Comprehensive Income (Loss)	20,873	(55,249)
Total Capital	$7,922,530	$8,241,038

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

(b)         Unrestricted retained earnings — Net Income for the six months ended June 30, 2018 was $281.4 million; $4.9 million of a cumulative adjustment from adoption of ASU 2016-01 at January 1, 2018 was added to Unrestricted retained earnings; $56.3 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $207.2 million to members as dividends in the six months ended June 30, 2018.  As a result, Unrestricted retained earnings increased by $22.8 million to $1.1 billion at June 30, 2018.

(c)          Restricted retained earnings — Restricted retained earnings balance at June 30, 2018 has grown to $535.5 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2018	December 31, 2017

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(12,721)	$(14,803)
Net unrealized gains (losses) on available-for-sale securities (b)	5,040	10,178
Net unrealized gains (losses) on hedging activities (c)	57,985	(19,877)
Employee supplemental retirement plans (d)	(29,431)	(30,747)
Total Accumulated other comprehensive income (loss)	$20,873	$(55,249)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined at June 30, 2018, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities); non-credit adjustments recorded in AOCI in the second quarter of 2018 were not material.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value basis of MBS securities; at December 31, 2017, the balance also included grantor trust funds, which had then been designated as available-for-sale.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:               Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2018	June 30, 2017
Cash dividends paid per share	$3.24	$2.65
Dividends paid (a) (c)	$207,175	$163,312
Pay-out ratio (b)	73.62%	81.46%

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the FHLBNY was in a liability position and counterparties were in gain positions, the fair values and notional amounts were grouped together (in thousands):

Table 9.1:               Derivatives Counterparty Credit Ratings

	June 30, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties

Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$6,741,368	$204,327	$(76,840)	$127,487	$(101,245)	$26,242
Cleared derivatives assets (d)	27,572,955	3,015	—	3,015	—	3,015
	34,314,323	207,342	(76,840)	130,502	(101,245)	29,257
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	1,473,739	(10,169)	10,494	325	—	325
Cleared derivatives liability (d)	68,498,827	—	—	—	239,034	239,034
	69,972,566	(10,169)	10,494	325	239,034	239,359
Total derivative positions with non-member counterparties to which the Bank had credit exposure	104,286,889	197,173	(66,346)	130,827	137,789	268,616
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	25,000	31	—	31	(31)	—
Delivery Commitments
Derivative position with delivery commitments	23,433	89	—	89	(89)	—
Total derivative position with members	48,433	120	—	120	(120)	—
Total	$104,335,322	$197,293	$(66,346)	$130,947	$137,669	$268,616
Derivative positions without credit exposure	4,377,247
Total notional	$108,712,569

	December 31, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties

Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,430,433	$157,922	$(45,180)	$112,742	$(103,036)	$9,706
Liability positions with credit exposure
Cleared derivatives liability (d)	103,391,947	—	—	—	239,064	239,064
Total derivative positions with non-member counterparties to which the Bank had credit exposure	105,822,380	157,922	(45,180)	112,742	136,028	248,770
Total	$105,822,380	$157,922	$(45,180)	$112,742	$136,028	$248,770
Derivative positions without credit exposure	9,354,161
Total notional	$115,176,541

(a)   Includes margins in excess of fair values that were posted to counterparties, and were classified as a component of derivative assets, as they represented a receivable and an exposure for the FHLBNY.

(b)   Non-cash collateral securities.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities are not transferred.

(c)    NRSRO Ratings.

(d)   On Cleared derivatives, we are required to pledge initial margin to Derivative Clearing Organizations (“DCOs”).  At June 30, 2018 and December 31, 2017, we had pledged $239.0 million and $239.1 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2018	$1,102	$103,651	$102,549
March 31, 2018	1,115	114,922	113,807
December 31, 2017	1,654	108,241	106,587

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2018	$10,059	$38,398	$28,339
March 31, 2018	7,941	38,370	30,429
December 31, 2017	9,705	33,398	23,693

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:        Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2018	$3,320	$33,846	$30,526
March 31, 2018	4,040	33,494	29,454
December 31, 2017	2,276	29,131	26,855

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Outstanding at end of the period (a)	$45,470,462	$49,613,671	$70,377,100	$56,494,100
Weighted-average rate at end of the period (b)	1.87%	1.23%	1.94%	1.31%
Average outstanding for the period (a)	$54,113,390	$45,895,662	$57,604,531	$39,454,853
Weighted-average rate for the period (b)	1.54%	0.85%	1.63%	0.96%
Highest outstanding at any month-end (a)	$59,769,950	$57,330,972	$70,377,100	$56,494,100

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)         Weighted-average rate is calculated on outstanding balances at period-end.

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

Legislative and Regulatory Developments

Certain regulatory developments for the period covered by this report are summarized below.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System.  On August 6, 2018, the Board of Governors of the Federal Reserve System published in the Federal Register a final rule, effective October 6, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (“GSIBs”) in the United States.   These entities are considered to be “covered companies” under the rule. The Federal Home Loan Banks (“FHLBanks”) are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and (in certain cases) economically interdependent entities in excess of 25% of the company’s tier 1 capital.  Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances.  Also included towards a  covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments; deposits with an FHLBank; FHLBank-issued letters of credit where a covered company is the named beneficiary; and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations.  It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply; all other covered companies will have until July 1, 2020 to comply.

The Bank is continuing to study the overall effect of the final rule.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down 200bps measurement presented between the second quarter of 2017 and the fourth quarter of 2017.  However, the Bank has presented a down 100bps measurement beginning in the fourth quarter of 2017 and a down 200bps in 2018):

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2018	0.00	-1.99	-0.62	0.44
March 31, 2018	-0.15	-1.75	-0.75	0.40
December 31, 2017	-0.37	N/A	-0.95	0.36
September 30, 2017	-0.38	N/A	N/A	0.54
June 30, 2017	-0.24	N/A	N/A	0.53

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

One Year Re-pricing Gap
June 30, 2018	$6.527 Billion
March 31, 2018	$6.738 Billion
December 31, 2017	$7.592 Billion
September 30, 2017	$6.496 Billion
June 30, 2017	$6.372 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down 200bps measurement was not presented between the second quarter of 2017 and the second quarter of 2018 however, the Bank has presented a down 100bps measurement beginning the fourth quarter of 2017):

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
June 30, 2018	N/A	-3.16%	5.53%
March 31, 2018	N/A	-2.69%	3.98%
December 31, 2017	N/A	-3.14%	7.02%
September 30, 2017	N/A	N/A	3.19%
June 30, 2017	N/A	N/A	5.28%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down 200bps measurement was not presented between the second quarter of 2017 to the fourth quarter of 2017; however, the Bank has presented a down 100bps measurement beginning the fourth quarter of 2017 and a down 200bps in 2018):

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
June 30, 2018	-1.13%	-0.24%	-0.57%
March 31, 2018	-1.69%	-0.52%	-0.40%
December 31, 2017	N/A	-0.81%	-0.20%
September 30, 2017	N/A	N/A	-0.39%
June 30, 2017	N/A	N/A	-0.48%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2018 and December 31, 2017 (in millions):

	Interest Rate Sensitivity
	June 30, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$21,079	$130	$509	$428	$1,962
MBS investments	9,302	481	2,370	1,897	3,368
Adjustable-rate loans and advances	29,984	—	—	—	—
Net unswapped	60,365	611	2,879	2,325	5,330

Liquidity trading portfolio	1,324	1,704	739	3	—
Swaps hedging investments	2,464	(1,714)	(750)	—	—
Net liquidity trading portfolio	3,788	(10)	(11)	3	—

Fixed-rate loans and advances	41,479	10,220	18,750	6,063	4,881
Swaps hedging advances	37,419	(9,517)	(17,325)	(5,730)	(4,847)
Net fixed-rate loans and advances	78,898	703	1,425	333	34

Total interest-earning assets	$143,051	$1,304	$4,293	$2,661	$5,364

Interest-bearing liabilities:
Deposits	$1,167	$3	$—	$—	$—
Discount notes	45,232	239	—	—	—
Swapped discount notes	(2,529)	—	858	198	1,473
Net discount notes	42,703	239	858	198	1,473

Consolidated Obligation Bonds
FHLBank bonds	78,515	7,518	8,861	2,853	3,483
Swaps hedging bonds	14,096	(6,413)	(6,020)	(913)	(750)
Net FHLBank bonds	92,611	1,105	2,841	1,940	2,733

Total interest-bearing liabilities	$136,481	$1,347	$3,699	$2,138	$4,206
Post hedge gaps (a):
Periodic gap	$6,570	$(43)	$594	$523	$1,158
Cumulative gaps	$6,570	$6,527	$7,121	$7,644	$8,802

	Interest Rate Sensitivity
	December 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$14,238	$159	$545	$442	$1,771
MBS investments	9,291	855	2,059	1,979	3,055
Adjustable-rate loans and advances	37,120	—	—	—	—
Net unswapped	60,649	1,014	2,604	2,421	4,826

Liquidity trading portfolio	239	1,256	147	—	—
Swaps hedging investments	1,408	(1,261)	(147)	—	—
Net liquidity trading portfolio	1,647	(5)	—	—	—

Fixed-rate loans and advances	43,147	11,835	21,227	7,438	1,940
Swaps hedging advances	39,629	(10,719)	(19,886)	(7,127)	(1,897)
Net fixed-rate loans and advances	82,776	1,116	1,341	311	43

Total interest-earning assets	$145,072	$2,125	$3,945	$2,732	$4,869

Interest-bearing liabilities:
Deposits	$1,166	$12	$—	$—	$—
Discount notes	49,424	189	—	—	—
Swapped discount notes	(2,349)	—	525	531	1,293
Net discount notes	47,075	189	525	531	1,293

Consolidated Obligation Bonds
FHLBank bonds	65,519	18,199	9,250	2,545	3,509
Swaps hedging bonds	24,199	(16,754)	(6,057)	(638)	(750)
Net FHLBank bonds	89,718	1,445	3,193	1,907	2,759

Total interest-bearing liabilities	$137,959	$1,646	$3,718	$2,438	$4,052
Post hedge gaps (a):
Periodic gap	$7,113	$479	$227	$294	$817
Cumulative gaps	$7,113	$7,592	$7,819	$8,113	$8,930

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2018.  Based on this evaluation, they concluded that as of June 30, 2018, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: August 9, 2018