Form 10-Q
period 2018-09-30
Federal Home Loan Bank of New York
filed 2018-11-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2018 was 59,332,300.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks (Note 3)	$87,005	$127,403
Securities purchased under agreements to resell (Note 4)	4,870,000	2,700,000
Federal funds sold (Note 4)	14,360,000	10,326,000
Trading securities (Note 5) (Includes $239,363 pledged as collateral at September 30, 2018 and $239,064 at December 31, 2017)	4,642,904	1,641,568
Equity Investments (Note 6)	52,150	—
Available-for-sale securities, net of unrealized gains of $4,909 at September 30, 2018 and $10,178 at December 31, 2017 (Note 7)	444,293	577,269
Held-to-maturity securities (Note 8) (Includes $4,813 pledged as collateral at September 30, 2018 and $5,728 at December 31, 2017)	17,859,215	17,824,533
Advances (Note 9) (Includes $0 at September 30, 2018 and $2,205,624 at December 31, 2017 at fair value under the fair value option)	100,165,960	122,447,805
Mortgage loans held-for-portfolio, net of allowance for credit losses of $794 at September 30, 2018 and $992 at December 31, 2017 (Note 10)	2,910,298	2,896,976
Accrued interest receivable	288,421	226,981
Premises, software, and equipment	45,260	29,697
Derivative assets (Note 17)	126,754	112,742
Other assets	5,224	7,398

Total assets	$145,857,484	$158,918,372

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$880,886	$1,142,056
Non-interest-bearing demand	18,352	17,999
Term	37,000	36,000

Total deposits	936,238	1,196,055

Consolidated obligations, net (Note 12)
Bonds (Includes $679,155 at September 30, 2018 and $1,131,074 at December 31, 2017 at fair value under the fair value option)	85,909,679	99,288,048
Discount notes (Includes $0 at September 30, 2018 and $2,312,621 at December 31, 2017 at fair value under the fair value option)	50,821,648	49,613,671

Total consolidated obligations	136,731,327	148,901,719

Mandatorily redeemable capital stock (Note 14)	6,664	19,945

Accrued interest payable	208,985	162,176
Affordable Housing Program (Note 13)	160,501	131,654
Derivative liabilities (Note 17)	24,351	61,607
Other liabilities	207,585	204,178

Total liabilities	138,275,651	150,677,334

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 58,560 at September 30, 2018 and 67,500 at December 31, 2017	5,856,003	6,750,005
Retained earnings
Unrestricted	1,111,825	1,067,097
Restricted (Note 14)	566,748	479,185
Total retained earnings	1,678,573	1,546,282
Total accumulated other comprehensive income (loss)	47,257	(55,249)

Total capital	7,581,833	8,241,038

Total liabilities and capital	$145,857,484	$158,918,372

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income
Advances, net (Note 9)	$678,029	$428,927	$1,853,974	$1,107,004
Interest-bearing deposits	105	51	259	132
Securities purchased under agreements to resell (Note 4)	25,288	10,481	55,125	18,794
Federal funds sold (Note 4)	84,349	50,403	228,205	113,876
Trading securities (Note 5)	22,134	548	44,479	762
Available-for-sale securities (Note 7)	3,081	2,625	9,008	7,323
Held-to-maturity securities (Note 8)	127,500	99,233	359,731	277,484
Mortgage loans held-for-portfolio (Note 10)	24,305	23,841	72,931	70,098
Loans to other FHLBanks (Note 20)	86	6	99	26

Total interest income	964,877	616,115	2,623,811	1,595,499

Interest expense
Consolidated obligation bonds (Note 12)	492,448	301,131	1,308,708	746,547
Consolidated obligation discount notes (Note 12)	256,029	128,117	688,785	306,871
Deposits (Note 11)	5,032	5,944	12,980	10,831
Mandatorily redeemable capital stock (Note 14)	221	312	847	955
Cash collateral held and other borrowings	430	72	1,050	193

Total interest expense	754,160	435,576	2,012,370	1,065,397

Net interest income before provision for credit losses	210,717	180,539	611,441	530,102

Provision (Reversal) for credit losses on mortgage loans	(95)	(183)	(403)	(284)

Net interest income after provision for credit losses	210,812	180,722	611,844	530,386

Other income (loss)
Service fees and other	4,195	3,368	11,889	10,731
Instruments held at fair value - Unrealized gains (losses) (Note 18)	535	(1,476)	173	(3,338)

Total OTTI losses	—	—	(398)	—
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	—	—	257	—
Net impairment losses recognized in earnings	—	—	(141)	—

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 17)	(3,197)	(1,241)	(27,282)	(1,359)
Net gains (losses) on Trading securities	(2,275)	41	(4,695)	(23)
Fair value gains (losses) on Equity Investments (Note 6)	1,248	—	1,293	—
Provision for litigation settlement on derivative contracts	—	—	—	(70,000)

Total other income (loss)	506	692	(18,763)	(63,989)

Other expenses
Operating	11,938	10,603	33,288	29,779
Compensation and benefits	18,639	17,673	54,896	51,662
Finance Agency and Office of Finance	4,034	3,495	11,934	10,472
Other expenses	2,891	1,006	6,412	3,022
Total other expenses	37,502	32,777	106,530	94,935

Income before assessments	173,816	148,637	486,551	371,462

Affordable Housing Program Assessments (Note 13)	17,404	14,895	48,740	37,242

Net income	$156,412	$133,742	$437,811	$334,220

Basic earnings per share (Note 15)	$2.51	$2.09	$6.97	$5.33

Cash dividends paid per share	$1.68	$1.37	$4.92	$4.02

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net Income	$156,412	$133,742	$437,811	$334,220
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(131)	1,006	(345)	5,886
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	(257)	—
Accretion of non-credit portion of OTTI	823	1,250	3,162	8,388
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	823	1,250	2,905	8,388
Net change in unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	25,119	5,381	103,014	1,681
Reclassification of (gains) losses included in net income	(64)	301	(97)	904
Total net change in unrealized gains (losses) relating to hedging activities	25,055	5,682	102,917	2,585
Net change in pension and postretirement benefits	637	340	1,953	1,020
Total other comprehensive income (loss)	26,384	8,278	107,430	17,879
Total comprehensive income (loss)	$182,796	$142,020	$545,241	$352,099

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Nine Months Ended September 30, 2018 and 2017

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	42,641	4,264,125	—	—	—	—	4,264,125
Repurchase/redemption of capital stock	(42,507)	(4,250,762)	—	—	—	—	(4,250,762)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($4.02 per share) on capital stock	—	—	(248,456)	—	(248,456)	—	(248,456)
Comprehensive income	—	—	267,375	66,845	334,220	17,879	352,099

Balance, September 30, 2017	63,181	$6,318,120	$1,047,593	$450,136	$1,497,729	$(77,771)	$7,738,078

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	58,012	5,801,206	—	—	—	—	5,801,206
Repurchase/redemption of capital stock	(66,929)	(6,692,956)	—	—	—	—	(6,692,956)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,252)	—	—	—	—	(2,252)
Cash dividends ($4.92 per share) on capital stock	—	—	(310,444)	—	(310,444)	—	(310,444)
Comprehensive income	—	—	350,248	87,563	437,811	107,430	545,241

Balance, September 30, 2018	58,560	$5,856,003	$1,111,825	$566,748	$1,678,573	$47,257	$7,581,833

(a)   Putable stock

(b)   Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trusts from AFS to Equity Investments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
Operating activities

Net Income	$437,811	$334,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	109,892	(48,476)
Concessions on consolidated obligations	1,971	3,195
Premises, software, and equipment	3,819	3,216
Provision (Reversal) for credit losses on mortgage loans	(403)	(284)
Credit impairment losses on held-to-maturity securities	141	—
Change in net fair value adjustments on derivatives and hedging activities	156,255	26,881
Net realized and unrealized (gains) losses on trading securities	4,695	23
Change in fair value on Equity Investments	(1,293)	—
Change in fair value adjustments on financial instruments held at fair value	(173)	3,402
Net change in:
Accrued interest receivable	(62,873)	(52,969)
Derivative assets due to accrued interest	(105,548)	(22,298)
Derivative liabilities due to accrued interest	88,224	44,962
Other assets	2,005	1,645
Affordable Housing Program liability	28,847	1,314
Accrued interest payable	46,809	27,597
Other liabilities	10,725	19,504
Total adjustments	283,093	7,712
Net cash provided by (used in) operating activities	720,904	341,932
Investing activities
Net change in:
Interest-bearing deposits	(11,260)	220,331
Securities purchased under agreements to resell	(2,170,000)	5,100,000
Federal funds sold	(4,034,000)	(4,447,000)
Deposits with other FHLBanks	171	(76)
Premises, software, and equipment	(19,383)	(19,296)
Trading securities:
Net (increase) decrease in short-term	—	(239,394)
Purchased (a)	(3,590,102)	—
Repayments	255,149	—
Proceeds from sales	349,383	100,164
Equity Investments (b):
Purchased	(2,834)	—
Proceeds from sales	1,342	—
Available-for-sale securities (b):
Purchased	—	(1,953)
Repayments	84,263	101,629
Proceeds from sales	—	1,299
Held-to-maturity securities (c):
Long-term securities
Purchased	(2,674,589)	(3,490,736)
Repayments	2,629,997	1,775,664
Advances:
Principal collected	815,377,695	847,902,379
Made	(793,461,042)	(851,796,175)
Mortgage loans held-for-portfolio:
Principal collected	200,847	199,508
Purchased	(219,045)	(338,666)
Proceeds from sales of REO	1,666	3,728
Net change in loans to other FHLBanks	—	255,000
Net cash provided by (used in) investing activities	12,718,258	(4,673,594)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
Financing activities
Net change in:
Deposits and other borrowings	$(195,541)	$193,601
Derivative contracts with financing element	(6,185)	(14,903)
Consolidated obligation bonds:
Proceeds from issuance	82,507,414	69,736,567
Payments for maturing and early retirement	(95,740,677)	(53,619,642)
Consolidated obligation discount notes:
Proceeds from issuance	928,411,518	850,323,038
Payments for maturing	(927,238,362)	(861,973,327)
Capital stock:
Proceeds from issuance of capital stock	5,801,206	4,264,125
Payments for repurchase/redemption of capital stock	(6,692,956)	(4,250,762)
Redemption of mandatorily redeemable capital stock	(15,533)	(14,102)
Cash dividends paid (d)	(310,444)	(248,456)
Net cash provided by (used in) financing activities	(13,479,560)	4,396,139
Net increase (decrease) in cash and due from banks	(40,398)	64,477
Cash and due from banks at beginning of the period (e)	127,403	151,769
Cash and due from banks at end of the period (e)	$87,005	$216,246

Supplemental disclosures:
Interest paid	$1,221,313	$729,739
Interest paid for Discount Notes (f)	$634,869	$281,632
Affordable Housing Program payments (g)	$19,893	$35,928
Transfers of mortgage loans to real estate owned	$659	$759
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$257	$—
Capital stock subject to mandatory redemption reclassified from equity	$2,252	$3,009

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the nine months ended September 30, 2018:

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

(f)                 Interest paid disclosures have been supplemented for the nine months ended September 30, 2018 and 2017 under the disclosure guidance provided by ASU 2016-15 Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The ASU also requires certain equity investments to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category.  Our analysis of this provision in the ASU identified certain mutual fund assets in grantor trusts that were designated as available-for-sale and subject to this provision of the ASU.  The adoption of the guidance on January 1, 2018, resulted in an immaterial cumulative catch-up reclassification of the fair values of the trust assets from AOCI to retained earnings.  Prior period financial statements were not required to be restated under the transition provisions of this ASU.

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

Note 2.                                                         Recently Issued Accounting Standards and Interpretations, Not Yet Adopted:

Derivatives and Hedging.  In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815).  The FASB has issued this ASU with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition to that main objective, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.   The new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.  While this is a change in presentation from the legacy standards, the impact for the FHLBNY will not be material.

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

On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for hedge Accounting Purposes (Topic 815). The new ASU adds the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The amendments in the ASU will be effective concurrently with the adoption of ASU 2017-12, which for the FHLBNY will be January 1, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Accounting for Financial Instruments — Credit Losses.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  We have concluded our preliminary assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets.  While the CECL model represents a significant departure from existing GAAP, based on our preliminary assessments, we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.  This guidance is effective for interim and annual periods beginning on January 1, 2020.  Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the FHLBNY).  The FHLBNY does not intend to early adopt the ASU.

Lease Accounting.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  The FHLBNY will adopt the guidance on its effective date of January 1, 2019.  Beginning January 1, 2019, all leases will be recognized on our balance sheet under ASU No. 2016-02 Leases (Topic 842).  The leasing standard is required to be applied to leases in existence as of the date of adoption, January 1, 2019, and under recent amendments to the ASU, entities may elect not to restate comparative periods.  We are developing methodologies to estimate the right-of-use assets and lease liabilities, which is based on present values of lease payments, and expect to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the $108 million of future minimum payments required under operating leases as disclosed in Note 19. Commitments and Contingencies.  We do not expect material changes to the recognition of operating lease expense in the FHLBNY’s Statements of income.

Note 3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There were no compensating balance at September 30, 2018 and at December 31, 2017, the compensating balance at Citibank included in Cash and due from banks was $41.1 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $83.2 million at September 30, 2018 and $84.2 million at December 31, 2017.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At September 30, 2018 and December 31, 2017, the outstanding balances of Securities purchased under agreements to resell were $4.9 billion and $2.7 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities, market values $5.0 billion and $2.8 billion, were received at BONY to collateralize the overnight investments at September 30, 2018 and December 31, 2017.  No overnight investments had been executed bilaterally with counterparties.  Securities purchased under agreements to resell averaged $5.1 billion and $4.1 billion in the three and nine months ended September 30, 2018.  For the same periods in the prior year, transaction balances averaged $3.9 billion and $2.9 billion.  For the three and nine months ended September 30, 2018, interest income from securities purchased under agreements to resell were $25.3 million and $55.1 million, compared to interest income of $10.5 million and $18.8 million for the same periods in the prior year.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at September 30, 2018 and December 31, 2017 (in thousands):

Fair value	September 30, 2018	December 31, 2017
GSE securities	$761,454	$356,899
Corporate notes	3,511	—
U.S. Treasury notes	3,877,939	1,045,605
U.S. Treasury bills	—	239,064
Total Trading securities	$4,642,904	$1,641,568

The FHLBNY received Ambac corporate notes from the Ambac Corporation as consideration for insurance claims on certain Ambac insured private-label mortgage-backed securities owned by the FHLBNY.  The Ambac notes were designated as trading securities.

The carrying values of trading securities included net unrealized fair value losses of $5.3 million at September 30, 2018 and $1.1 million at December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $239.4 million at September 30, 2018 and $239.1 million at December 31, 2017 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (“CFTC”).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Redemption Terms

The remaining maturities and estimated fair values of investments classified as trading (a) were as follows (dollars in thousands):

	September 30, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$761,454	$—	$761,454
Corporate notes	—	3,511	3,511
U.S. Treasury notes	2,644,119	1,233,820	3,877,939
Total Trading securities	$3,405,573	$1,237,331	$4,642,904
Yield on Trading securities	1.92%	1.99%

	December 31, 2017
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$210,390	$146,509	$356,899
U.S. Treasury notes	1,045,605	—	1,045,605
U.S. Treasury bills	239,064	—	239,064
Total Trading securities	$1,495,059 (b)	$146,509 (b)	$1,641,568
Yield on Trading securities	1.34%	1.28%

(a)         We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

(b)         Total amounts for the redemption categories were revised for mathematical error.  It was not necessary to revise any other data.

Note 6.                                                               Equity Investments.

The carrying value of Equity Investments equals fair value.  The following table provides types of funds in the grantor trusts owned by the FHLBNY (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$986	$—	$—	$986
Equity funds	26,321	7,041	(89)	33,273
Fixed income funds	18,626	4	(739)	17,891
Total Equity Investments (a)	$45,933	$7,045	$(828)	$52,150

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The portion of unrealized gains and losses for the period related to Equity Investments still held was calculated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net gains (losses) recognized during the period	$1,248	$1,293
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$1,248	$1,293

Note 7.                                                               Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At September 30, 2018 and December 31, 2017, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$421,047	$4,875	$(7)	$425,915
CMBS-Floating	18,337	41	—	18,378
Total Available-for-sale securities	$439,384	$4,916	$(7)	$444,293

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value
Cash equivalents (a)	$893	$—	$—	$893
Equity funds (a)	24,869	5,126	(3)	29,992
Fixed income funds (a)	17,957	43	(243)	17,757
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	490,249	5,163	—	495,412
CMBS-Floating	33,123	92	—	33,215
Total Available-for-sale securities	$567,091	$10,424	$(246)	$577,269

(a)         At December 31, 2017, funds in the FHLBNY’s grantor trusts were designated as available-for-sale.  Upon adoption of ASU 2016-01, the funds were designated as Equity Investments.  For more information, see Note 6.  Equity Investments.

(b)         Recorded in AOCI — Net unrealized fair value gains were $4.9 million at September 30, 2018 and $10.2 million at December 31, 2017.

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of substantially all mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at September 30, 2018.  No security was in a loss position for 12 months or longer in the nine months ended September 30, 2018.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarize available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

September 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$2,905	$(7)	$—	$—	$2,905	$(7)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$18,337	$18,378	$33,123	$33,215
Due after ten years	421,047	425,915	490,249	495,412
Fixed income/bond funds, equity funds and cash equivalents (b)	—	—	43,719	48,642

Total Available-for-sale securities	$439,384	$444,293	$567,091	$577,269

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.  See Note 6. Equity Investments for more information.

(c)          Amortized cost is after adjusting for net unamortized discounts of $1.6 million and $1.9 million at September 30, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$421,047	$425,915	$490,249	$495,412
CMBS floating - LIBOR	18,337	18,378	33,123	33,215

Total Mortgage-backed securities (a)	$439,384	$444,293	$523,372	$528,627

(a)         Total will not agree to total AFS portfolio at December 31, 2017 because the grantor trusts, which primarily comprise of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$79,360	$—	$79,360	$4,979	$—	$84,339
Freddie Mac	14,668	—	14,668	992	—	15,660
Total pools of mortgages	94,028	—	94,028	5,971	—	99,999

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,832,685	—	1,832,685	7,154	(11,545)	1,828,294
Freddie Mac	1,126,898	—	1,126,898	6,447	(3,651)	1,129,694
Ginnie Mae	12,245	—	12,245	197	—	12,442
Total CMOs/REMICs	2,971,828	—	2,971,828	13,798	(15,196)	2,970,430

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,692,396	—	2,692,396	1,417	(65,407)	2,628,406
Freddie Mac	10,766,781	—	10,766,781	24,829	(115,101)	10,676,509
Total commercial mortgage-backed securities	13,459,177	—	13,459,177	26,246	(180,508)	13,304,915

Non-GSE MBS (c)
CMOs/REMICs	6,585	(396)	6,189	75	(27)	6,237

Asset-Backed Securities (c)
Manufactured housing (insured)	38,254	—	38,254	1,550	—	39,804
Home equity loans (insured)	74,461	(6,695)	67,766	27,219	(40)	94,945
Home equity loans (uninsured)	44,590	(4,807)	39,783	6,516	(420)	45,879
Total asset-backed securities	157,305	(11,502)	145,803	35,285	(460)	180,628

Total MBS	16,688,923	(11,898)	16,677,025	81,375	(196,191)	16,562,209

Other
State and local housing finance agency obligations	1,182,190	—	1,182,190	280	(25,903)	1,156,567

Total Held-to-maturity securities	$17,871,113	$(11,898)	$17,859,215	$81,655	$(222,094)	$17,718,776

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$97,579	$—	$97,579	$7,978	$—	$105,557
Freddie Mac	20,160	—	20,160	1,512	—	21,672
Total pools of mortgages	117,739	—	117,739	9,490	—	127,229

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,612,543	—	1,612,543	10,716	(662)	1,622,597
Freddie Mac	960,374	—	960,374	7,485	(404)	967,455
Ginnie Mae	14,513	—	14,513	175	—	14,688
Total CMOs/REMICs	2,587,430	—	2,587,430	18,376	(1,066)	2,604,740

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,955,640	—	2,955,640	8,497	(15,639)	2,948,498
Freddie Mac	10,834,852	—	10,834,852	76,196	(16,272)	10,894,776
Total commercial mortgage-backed securities	13,790,492	—	13,790,492	84,693	(31,911)	13,843,274

Non-GSE MBS (c)
CMOs/REMICs	9,159	(172)	8,987	85	(385)	8,687

Asset-Backed Securities (c)
Manufactured housing (insured)	47,660	—	47,660	2,439	(40)	50,059
Home equity loans (insured)	86,606	(8,746)	77,860	26,479	(21)	104,318
Home equity loans (uninsured)	52,740	(5,885)	46,855	7,847	(973)	53,729
Total asset-backed securities	187,006	(14,631)	172,375	36,765	(1,034)	208,106

Total MBS	16,691,826	(14,803)	16,677,023	149,409	(34,396)	16,792,036

Other
State and local housing finance agency obligations	1,147,510	—	1,147,510	204	(32,977)	1,114,737

Total Held-to-maturity securities	$17,839,336	$(14,803)	$17,824,533	$149,613	$(67,373)	$17,906,773

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

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.8 million at September 30, 2018 and $5.7 million at December 31, 2017, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$276,556	$(34)	$233,746	$(25,869)	$510,302	$(25,903)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,307,159	(40,965)	613,206	(35,987)	2,920,365	(76,952)
Freddie Mac	4,817,717	(85,857)	1,047,334	(32,895)	5,865,051	(118,752)
Total MBS-GSE	7,124,876	(126,822)	1,660,540	(68,882)	8,785,416	(195,704)
MBS-Private-Label	4,973	(2)	27,479	(867)	32,452	(869)
Total MBS	7,129,849	(126,824)	1,688,019	(69,749)	8,817,868	(196,573)
Total	$7,406,405	$(126,858)	$1,921,765	$(95,618)	$9,328,170	$(222,476)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$191,872	$(73)	$343,791	$(32,904)	$535,663	$(32,977)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,181,936	(7,047)	331,845	(9,254)	1,513,781	(16,301)
Freddie Mac	2,051,154	(8,968)	781,211	(7,708)	2,832,365	(16,676)
Total MBS-GSE	3,233,090	(16,015)	1,113,056	(16,962)	4,346,146	(32,977)
MBS-Private-Label	10,674	(41)	31,527	(1,545)	42,201	(1,586)
Total MBS	3,243,764	(16,056)	1,144,583	(18,507)	4,388,347	(34,563)
Total	$3,435,636	$(16,129)	$1,488,374	$(51,411)	$4,924,010	$(67,540)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $25.9 million at September 30, 2018 and $33.0 million at December 31, 2017.  Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds to the “AA municipal sector”.  The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments, and the general obligation of the State issuing the bond.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$5,700	$5,700	$11,400	$11,388
Due after one year through five years	22,515	22,377	5,785	5,855
Due after five years through ten years	27,835	26,745	47,830	45,602
Due after ten years	1,126,140	1,101,745	1,082,495	1,051,892
State and local housing finance agency obligations	1,182,190	1,156,567	1,147,510	1,114,737

Mortgage-backed securities
Due in one year or less	523,793	522,049	880,774	880,780
Due after one year through five years	5,084,464	5,071,412	4,617,456	4,670,742
Due after five years through ten years	7,779,355	7,640,937	8,225,685	8,225,011
Due after ten years	3,301,311	3,327,811	2,967,911	3,015,503
Mortgage-backed securities	16,688,923	16,562,209	16,691,826	16,792,036

Total Held-to-maturity securities	$17,871,113	$17,718,776	$17,839,336	$17,906,773

(a)         Amortized cost is after adjusting for net unamortized premiums of $58.7 million and $51.8 million (net of unamortized discounts) at September 30, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2018		December 31, 2017
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$725,171	$724,775	$880,842	$880,671
Floating	2,252,165	2,252,165	1,714,068	1,714,068
Total CMO	2,977,336	2,976,940	2,594,910	2,594,739
CMBS
Fixed	7,854,128	7,854,128	7,310,487	7,310,487
Floating	5,605,049	5,605,049	6,480,005	6,480,005
Total CMBS	13,459,177	13,459,177	13,790,492	13,790,492
Pass Thru (a)
Fixed	217,978	206,476	262,569	248,499
Floating	34,432	34,432	43,855	43,293
Total Pass Thru	252,410	240,908	306,424	291,792
Total MBS	16,688,923	16,677,025	16,691,826	16,677,023
State and local housing finance agency obligations
Fixed	7,370	7,370	8,010	8,010
Floating	1,174,820	1,174,820	1,139,500	1,139,500
Total State and local housing finance agency obligations	1,182,190	1,182,190	1,147,510	1,147,510
Total Held-to-maturity securities	$17,871,113	$17,859,215	$17,839,336	$17,824,533

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

OTTI — No mortgage-backed security was impaired in the third quarter of 2018.  Credit-related impairment (OTTI) of $141 thousand was recorded in the second quarter of 2018 and no impairment was recorded in the prior year period.  Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at September 30, 2018.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2018, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$19,295	$25,817	$22,731	$29,117
Additional credit losses for which an OTTI charge was previously recognized	—	—	141	—
Realized credit losses	—	—	(49)	(269)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1,495)	(602)	(5,023)	(3,633)
Ending balance	$17,800	$25,215	$17,800	$25,215

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer Assured Guaranty Municipal (“AGM”), insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees are assumed in 2018.  For bond insurer Ambac, our analysis has determined improvements in the insurer’s financial position, and we have expanded the reliance basis from 45% at December 31, 2017 to 100% for all periods through September 30, 2024.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$920	3.13%	—%	$—	—%	—%
Due in one year or less	63,243,466	2.31	62.75	85,291,491	1.62	69.51
Due after one year through two years	19,154,487	2.24	19.00	16,866,935	1.78	13.74
Due after two years through three years	6,205,493	2.19	6.16	9,513,504	1.97	7.75
Due after three years through four years	4,497,884	2.62	4.46	5,173,778	2.18	4.22
Due after four years through five years	1,441,074	2.78	1.43	2,757,648	2.42	2.25
Thereafter	6,247,464	2.50	6.20	3,104,085	2.27	2.53

Total par value	100,790,788	2.32%	100.00%	122,707,441	1.72%	100.00%

Hedge valuation basis adjustments (b)	(624,828)			(265,260)
Fair value option valuation adjustments and accrued interest (c)	—			5,624

Total	$100,165,960			$122,447,805

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$205,389	7.17%	$238,057	8.35%
Fixed long-term single-family mortgages	2,660,560	92.83	2,612,315	91.65

Total par value	2,865,949	100.00%	2,850,372	100.00%

Unamortized premiums	45,905		48,011
Unamortized discounts	(1,777)		(1,833)
Basis adjustment (b)	1,015		1,418
Total mortgage loans held-for-portfolio	2,911,092		2,897,968
Allowance for credit losses	(794)		(992)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,910,298		$2,896,976

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $35.2 million and $33.3 million at September 30, 2018 and December 31, 2017.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.8 million for the three and nine months ended September 30, 2018 and for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Allowance for credit losses:
Beginning balance	$817	$1,004	$992	$1,554
Charge-offs	(9)	(83)	(90)	(532)
Recoveries	81	132	295	132
Provision (Reversal) for credit losses on mortgage loans	(95)	(183)	(403)	(284)
Ending balance	$794	$870	$794	$870

			September 30, 2018	December 31, 2017
Ending balance, individually evaluated for impairment			$260	$210
Ending balance, collectively evaluated for impairment			534	782
Total Allowance for credit losses			$794	$992

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

			September 30, 2018	December 31, 2017
Total Mortgage loans, carrying values net of allowance for credit losses (a)			$2,910,298	$2,896,976
Non-performing mortgage loans - Conventional (a)(b)			$10,721	$13,272
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)			$5,086	$5,582

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2018			September 30, 2018	September 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$12,850	$12,760	$—	$12,539	$13,067
With a related allowance	1,063	1,041	260	1,111	1,198
Total individually measured for impairment	$13,913	$13,801	$260	$13,650	$14,265

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,343	$14,222	$—	$14,386
With a related allowance	1,509	1,494	210	1,393
Total individually measured for impairment	$15,852	$15,716	$210	$15,779

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

(d)         Represents the average recorded investment for the three and nine months ended September 30, 2018 and the twelve months ended December 31, 2017.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2018			September 30, 2018	September 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$235,198	$229,318	$—	$235,915	$238,266
Uninsured loans	2,675,947	2,622,830	534	2,660,449	2,650,259
Total loans collectively measured for impairment	$2,911,145	$2,852,148	$534	$2,896,364	$2,888,525

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$241,575	$235,232	$—	$238,661
Uninsured loans	2,654,882	2,599,424	782	2,602,298
Total loans collectively measured for impairment	$2,896,457	$2,834,656	$782	$2,840,959

(a)         Represents the average recorded investment for the three and nine months ended September 30, 2018 and the twelve months ended December 31, 2017.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2018		December 31, 2017
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$11,260	$10,278	$18,216	$12,561
Past due 60 - 89 days	2,448	2,983	3,914	2,712
Past due 90 - 179 days	2,948	1,792	3,860	2,545
Past due 180 days or more	7,831	3,635	9,464	3,378
Total past due	24,487	18,688	35,454	21,196
Total current loans	2,665,373	216,510	2,635,280	220,379
Total mortgage loans	$2,689,860	$235,198	$2,670,734	$241,575
Other delinquency statistics:
Loans in process of foreclosure, included above	$6,443	$2,393	$6,191	$2,524
Number of foreclosures outstanding at period end	44	19	48	23
Serious delinquency rate (a)	0.40%	2.31%	0.50%	2.45%
Serious delinquent loans total used in calculation of serious delinquency rate	$10,779	$5,427	$13,324	$5,923
Past due 90 days or more and still accruing interest	$—	$5,427	$—	$5,923
Loans on non-accrual status	$10,779	$—	$13,324	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,676	$855	$8,772	$648
Modified loans under MPF® program	$1,430	$—	$1,144	$—
Real estate owned	$537		$682

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.                                                        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2018	December 31, 2017
Interest-bearing deposits
Interest-bearing demand	$880,886	$1,142,056
Term (a)	37,000	36,000
Total interest-bearing deposits	917,886	1,178,056
Non-interest-bearing demand	18,352	17,999
Total deposits (b)	$936,238	$1,196,055

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$917,886	1.60%	$1,178,056	0.85%
Non-interest-bearing deposits	18,352		17,999
Total deposits	$936,238		$1,196,055

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes Consolidated obligations issued by the FHLBNY and outstanding at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Consolidated obligation bonds-amortized cost	$85,628,202	$98,878,469
Hedge valuation basis adjustments (a)	151,585	273,585
Hedge basis adjustments on terminated hedges (b)	130,737	134,920
FVO (c) - valuation adjustments and accrued interest	(845)	1,074

Total Consolidated obligation bonds	$85,909,679	$99,288,048

Discount notes-amortized cost	$50,821,648	$49,610,668
FVO (c) - valuation adjustments and remaining accretion	—	3,003

Total Consolidated obligation discount notes	$50,821,648	$49,613,671

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

(c)          Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2018			December 31, 2017
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$67,678,075	1.98%	79.05%	$82,118,565	1.30%	83.07%
Over one year through two years	7,357,035	2.14	8.59	7,363,255	1.43	7.45
Over two years through three years	2,952,640	2.36	3.45	2,462,400	1.91	2.49
Over three years through four years	1,439,530	2.21	1.68	1,158,595	2.18	1.17
Over four years through five years	1,829,540	2.47	2.14	1,640,835	2.13	1.66
Thereafter	4,356,450	3.46	5.09	4,107,500	3.35	4.16

Total par value	85,613,270	2.10%	100.00%	98,851,150	1.44%	100.00%

Bond premiums (b)	44,967			54,654
Bond discounts (b)	(30,035)			(27,335)
Hedge valuation basis adjustments (c)	151,585			273,585
Hedge basis adjustments on terminated hedges (d)	130,737			134,920
FVO (e) - valuation adjustments and accrued interest	(845)			1,074

Total Consolidated obligation-bonds	$85,909,679			$99,288,048

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$19,041,270	22.24%	$24,080,150	24.36%
Fixed-rate, callable	4,136,000	4.83	3,658,000	3.70
Step Up, callable	865,000	1.01	253,000	0.26
Single-index floating rate	61,571,000	71.92	70,860,000	71.68

Total par value	85,613,270	100.00%	98,851,150	100.00%

Bond premiums	44,967		54,654
Bond discounts	(30,035)		(27,335)
Hedge valuation basis adjustments (a)	151,585		273,585
Hedge basis adjustments on terminated hedges (b)	130,737		134,920
FVO (c) - valuation adjustments and accrued interest	(845)		1,074

Total Consolidated obligation-bonds	$85,909,679		$99,288,048

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

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2018	December 31, 2017

Par value	$50,930,582	$49,685,334
Amortized cost	$50,821,648	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	—	3,003
Total discount notes	$50,821,648	$49,613,671

Weighted average interest rate	2.05%	1.23%

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2018.  The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Beginning balance	$149,304	$121,282	$131,654	$125,062
Additions from current period’s assessments	17,404	14,895	48,740	37,242
Net disbursements for grants and programs	(6,207)	(9,801)	(19,893)	(35,928)
Ending balance	$160,501	$126,376	$160,501	$126,376

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

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2018		December 31, 2017
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$919,904	$7,541,240	$912,620	$8,316,231
Total capital-to-asset ratio	4.00%	5.17%	4.00%	5.23%
Total capital (b)	$5,834,299	$7,541,240	$6,356,735	$8,316,231
Leverage ratio	5.00%	7.76%	5.00%	7.85%
Leverage capital (c )	$7,292,874	$11,311,861	$7,945,919	$12,474,347

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2018	December 31, 2017

Redemption less than one year	$949	$13,672
Redemption from one year to less than three years	1,071	1,145
Redemption from three years to less than five years	429	445
Redemption from five years or greater	4,215	4,683

Total	$6,664	$19,945

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Beginning balance	$17,707	$20,559	$19,945	$31,435
Capital stock subject to mandatory redemption reclassified from equity	2,128	—	2,252	3,009
Redemption of mandatorily redeemable capital stock (a)	(13,171)	(217)	(15,533)	(14,102)
Ending balance	$6,664	$20,342	$6,664	$20,342
Accrued interest payable (b)	$210	$284	$210	$284

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 6.75% for the three months ended September 30, 2018 and 5.50% for the three months ended September 30, 2017.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $566.7 million and $479.2 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 15.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income	$156,412	$133,742	$437,811	$334,220

Net income available to stockholders	$156,412	$133,742	$437,811	$334,220

Weighted average shares of capital	62,538	64,143	62,986	62,883
Less: Mandatorily redeemable capital stock	(123)	(205)	(165)	(220)
Average number of shares of capital used to calculate earnings per share	62,415	63,938	62,821	62,663

Basic earnings per share	$2.51	$2.09	$6.97	$5.33

Note 16.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The FHLBNY also offers two non-qualified Benefit Equalization Plans, which are retirement plans.  The two plans restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The non-qualified BEP that restores benefits to participant’s Defined Contribution Plan was introduced and became effective at January 1, 2017.  The two non-qualified Benefit Equalization Plans (“BEP”) are unfunded.

For more information about employee retirement plans, see Note 15. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 22, 2018.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Defined Benefit Plan	$1,875	$1,875	$5,625	$5,625
Benefit Equalization Plans (defined benefit and defined contribution)	1,868	1,458	5,336	4,249
Defined Contribution Plans	567	533	1,796	1,599
Postretirement Health Benefit Plan	(79)	(124)	(238)	(371)

Total retirement plan expenses	$4,231	$3,742	$12,519	$11,102

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$274	$222	$822	$666
Interest cost	539	523	1,617	1,570
Amortization of unrecognized net loss	886	638	2,658	1,915

Net periodic benefit cost -Defined Benefit BEP	1,699	1,383	5,097	4,151

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	169	75	239	98
Total	$1,868	$1,458	$5,336	$4,249

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Service cost (benefits attributed to service during the period)	$27	$31	$81	$92
Interest cost on accumulated postretirement health benefit obligation	143	144	428	432
Amortization of loss/(gain)	191	142	573	425
Amortization of prior service (credit)/cost	(440)	(441)	(1,320)	(1,320)

Net periodic postretirement health benefit (income) (a)	$(79)	$(124)	$(238)	$(371)

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

When designating a derivative in an economic hedge, it is after considering the operational costs and benefits of executing a hedge that would remain highly-effective through its term and qualify for hedge accounting.  When entering into such hedges that do not qualify for hedge accounting, changes in fair value of the derivatives is recorded in earnings with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

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

The majority of OTC derivative contracts at September 30, 2018 and December 31, 2017 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO.  At September 30, 2018 and December 31, 2017, our analysis concluded that variation margin exchanged with the DCOs - Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”) were the daily settlement values of the derivative contracts, and not as collateral, and variation margin is a direct reduction of the fair values of the open contracts.

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

	September 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$310,619	$107,047	$207,922	$103,901
Cleared derivatives	261,608	271,118	672,494	221,976
Total derivatives fair values	572,227	378,165	880,416	325,877
Variation margin (Note 1)	—	—	(465,803)	—
Total gross recognized amount	572,227	378,165	414,613	325,877
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(184,695)	(93,068)	(95,190)	(57,594)
Cleared derivatives	(260,798)	(260,799)	(206,691)	(206,691)
Total gross amounts of netting adjustments and cash collateral	(445,493)	(353,867)	(301,881)	(264,285)
Net amounts after offsetting adjustments and cash collateral	$126,734	$24,298	$112,732	$61,592

Uncleared derivatives	$125,924	$13,979	$112,732	$46,307
Cleared derivatives	810	10,319	—	15,285
Total net amounts after offsetting adjustments and cash collateral	$126,734	$24,298	$112,732	$61,592
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$20	$53	$10	$15
Total derivative assets and total derivative liabilities
Uncleared derivatives	125,944	14,032	112,742	46,322
Cleared derivatives	810	10,319	—	15,285
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$126,754	$24,351	$112,742	$61,607
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$239,363	$—	$239,064	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(100,984)	—	(103,036)	—

Total net amount of non-cash collateral received or repledged	$138,379	$—	$136,028	$—
Total net exposure cash and non-cash (e)	$265,133	$24,351	$248,770	$61,607
Net unsecured amount - Represented by:
Uncleared derivatives	$24,960	$14,032	$9,706	$46,322
Cleared derivatives	240,173	10,319	239,064	15,285
Total net exposure cash and non-cash (e)	$265,133	$24,351	$248,770	$61,607

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$62,787,428	$471,521	$267,124
Total derivatives in hedging relationships	62,787,428	471,521	267,124

Derivatives not designated as hedging instruments
Interest rate swaps	34,773,086	98,598	99,962
Interest rate caps or floors	803,000	893	3
Mortgage delivery commitments	25,015	20	53
Other (b)	578,000	1,215	11,076
Total derivatives not designated as hedging instruments	36,179,101	100,726	111,094

Total derivatives before netting and collateral adjustments	$98,966,529	572,247	378,218
Netting adjustments		(331,543)	(331,543)
Cash Collateral and related accrued interest		(113,950)	(22,324)
Total netting adjustments and cash collateral		(445,493)	(353,867)
Total derivative assets and total derivative liabilities		$126,754	$24,351
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,363
Security collateral received from counterparty (d)		(100,984)
Net security		138,379
Net exposure		$265,133

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$71,755,576	$840,933	$267,888
Total derivatives in hedging relationships	71,755,576	840,933	267,888

Derivatives not designated as hedging instruments
Interest rate swaps	40,327,013	32,655	52,448
Interest rate caps or floors	2,695,000	893	—
Mortgage delivery commitments	12,952	10	15
Other (b)	386,000	5,935	5,541
Total derivatives not designated as hedging instruments	43,420,965	39,493	58,004

Total derivatives before netting, collateral adjustments and variation margin	$115,176,541	880,426	325,892
Variation margin (c)		(465,803)	—
Total derivatives before netting and collateral adjustments		414,623	325,892
Netting adjustments		(253,221)	(253,221)
Cash Collateral and related accrued interest		(48,660)	(11,064)
Total netting adjustments and cash collateral		(301,881)	(264,285)
Total derivative assets and total derivative liabilities		$112,742	$61,607
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,064
Security collateral received from counterparty (d)		(103,036)
Net security		136,028
Net exposure		$248,770

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

(c)          Variation margin — See Note 1 in the previous table.

(d)         Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2018 and December 31, 2017.

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

Components of net gains (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,
	2018				2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$31,459	$(31,220)	$239	$64,525	$44,549	$(44,054)	$495	$(29,188)
Consolidated obligation bonds	(21,510)	19,988	(1,522)	(9,664)	1,026	(1,255)	(229)	121
Net gains (losses) related to fair value hedges	9,949	(11,232)	(1,283)	$54,861	45,575	(45,309)	266	$(29,067)
Cash flow hedges	(28)		(28)	$(1,977)	141		141	$(7,618)

Derivatives not designated as hedging instruments
Interest rate swaps	9,383		9,383		(3,433)		(3,433)
Caps or floors	(340)		(340)		(178)		(178)
Mortgage delivery commitments	(83)		(83)		200		200
Swaps economically hedging instruments designated under FVO	(245)		(245)		1,020		1,020
Accrued interest on swaps in economic hedging relationships	(7,315)		(7,315)		1,535		1,535
Net gains (losses) related to derivatives not designated as hedging instruments	1,400		1,400		(856)		(856)
Price alignment interest paid on variation margin	(3,286)		(3,286)		(792)		(792)
Net gains (losses) on derivatives and hedging activities	$8,035	$(11,232)	$(3,197)		$44,068	$(45,309)	$(1,241)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Nine months ended September 30,
	2018				2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$360,690	$(359,786)	$904	$132,478	$54,890	$(53,644)	$1,246	$(128,149)
Consolidated obligation bonds	(124,583)	122,018	(2,565)	(22,881)	11,691	(14,302)	(2,611)	15,729
Net gains (losses) related to fair value hedges	236,107	(237,768)	(1,661)	$109,597	66,581	(67,946)	(1,365)	$(112,420)
Cash flow hedges	2		2	$(10,206)	332		332	$(23,691)

Derivatives not designated as hedging instruments
Interest rate swaps	3,859		3,859		3,913		3,913
Caps or floors	(20)		(20)		(3,784)		(3,784)
Mortgage delivery commitments	(229)		(229)		639		639
Swaps economically hedging instruments designated under FVO	72		72		4,765		4,765
Accrued interest on swaps in economic hedging relationships	(20,913)		(20,913)		(3,792)		(3,792)
Net gains (losses) related to derivatives not designated as hedging instruments	(17,231)		(17,231)		1,741		1,741
Price alignment interest paid on variation margin	(8,392)		(8,392)		(2,067)		(2,067)
Net gains (losses) on derivatives and hedging activities	$210,486	$(237,768)	$(27,282)		$66,587	$(67,946)	$(1,359)

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2018				2017
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$55	Interest Expense	$64	$(28)	$184	Interest Expense	$(301)	$141
Consolidated obligation discount notes (b)	25,064	Interest Expense	—	—	5,197	Interest Expense	—	—
	$25,119		$64	$(28)	$5,381		$(301)	$141

	Nine months ended September 30,
	2018				2017
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$889	Interest Expense	$97	$2	$(237)	Interest Expense	$(904)	$332
Consolidated obligation discount notes (b)	102,125	Interest Expense	—	—	1,918	Interest Expense	—	—
	$103,014		$97	$2	$1,681		$(904)	$332

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges — Fair Value changes in AOCI Rollforward Analysis (in thousands):

	September 30, 2018		December 31, 2017
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(23,342)	$3,465	$(49,312)	$2,294
Changes in fair values (a)	102,125	133	25,970	(1,772)
Amount reclassified	—	(97)	—	1,141
Fair Value - closed contract	—	756	—	1,802
Ending balance	$78,783	$4,257	$(23,342)	$3,465

Notional amount of swaps outstanding	$2,664,000	$100,900	$2,349,000	$30,000

(a)             Changes in fair value of contracts that were outstanding at the beginning and at the end of the nine- and twelve-month periods in the Rollforward table above.

There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges.  Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.3 million of the unrecognized gain in AOCI will be recognized as a yield adjustment to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.                 Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2018
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$87,005	$87,005	$87,005	$—	$—	$—
Securities purchased under agreements to resell	4,870,000	4,870,016	—	4,870,016	—	—
Federal funds sold	14,360,000	14,360,063	—	14,360,063	—	—
Trading securities	4,642,904	4,642,904	3,877,939	764,965	—	—
Equity Investments	52,150	52,150	52,150	—	—	—
Available-for-sale securities	444,293	444,293		444,293	—	—
Held-to-maturity securities	17,859,215	17,718,776	—	16,375,344	1,343,432	—
Advances	100,165,960	100,135,584	—	100,135,584	—	—
Mortgage loans held-for-portfolio, net	2,910,298	2,789,242	—	2,789,242	—	—
Accrued interest receivable	288,421	288,421	—	288,421	—	—
Derivative assets	126,754	126,754	—	572,247	—	(445,493)
Other financial assets	537	537	—	—	537	—

Liabilities
Deposits	936,238	936,224	—	936,224	—	—
Consolidated obligations
Bonds	85,909,679	85,533,025	—	85,533,025	—	—
Discount notes	50,821,648	50,817,773	—	50,817,773	—	—
Mandatorily redeemable capital stock	6,664	6,664	6,664	—	—	—
Accrued interest payable	208,985	208,985	—	208,985	—	—
Derivative liabilities	24,351	24,351	—	378,218	—	(353,867)
Other financial liabilities	83,180	83,180	83,180	—	—	—

	December 31, 2017
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$127,403	$127,403	$127,403	$—	$—	$—
Securities purchased under agreements to resell	2,700,000	2,700,008	—	2,700,008	—	—
Federal funds sold	10,326,000	10,325,920	—	10,325,920	—	—
Trading securities	1,641,568	1,641,568	1,284,669	356,899	—	—
Available-for-sale securities	577,269	577,269	48,642	528,627	—	—
Held-to-maturity securities	17,824,533	17,906,773	—	16,575,243	1,331,530	—
Advances	122,447,805	122,401,759	—	122,401,759	—	—
Mortgage loans held-for-portfolio, net	2,896,976	2,886,189	—	2,886,189	—
Accrued interest receivable	226,981	226,981	—	226,981	—	—
Derivative assets	112,742	112,742	—	414,623	—	(301,881)
Other financial assets	682	682	—	—	682	—

Liabilities
Deposits	1,196,055	1,196,027	—	1,196,027	—	—
Consolidated obligations
Bonds	99,288,048	99,130,116	—	99,130,116	—	—
Discount notes	49,613,671	49,609,537	—	49,609,537	—	—
Mandatorily redeemable capital stock	19,945	19,945	19,945	—	—	—
Accrued interest payable	162,176	162,176	—	162,176	—	—
Derivative liabilities	61,607	61,607	—	325,892	—	(264,285)
Other financial liabilities	84,194	84,194	84,194	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2018 and December 31, 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At September 30, 2018, no held-to-maturity private-label MBS was deemed OTTI.  An immaterial amount of OTTI was recorded in the 2018 second quarter.  At December 31, 2017, no held-to-

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

maturity private-label MBS was deemed OTTI that would have required the OTTI security to be written down to its fair value.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2018 and December 31, 2017.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2018 and December 31, 2017.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2018 and December 31, 2017.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2018 and December 31, 2017, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“OREO”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$761,454	$—	$761,454	$—	$—
Corporate notes	3,511	—	3,511	—	—
U.S. Treasury securities	3,877,939	3,877,939	—	—	—
Equity Investments	52,150	52,150	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	444,293	—	444,293	—	—
Derivative assets (a)
Interest-rate derivatives	126,734	—	572,227	—	(445,493)
Mortgage delivery commitments	20	—	20	—	—

Total recurring fair value measurement - assets	$5,266,101	$3,930,089	$1,781,505	$—	$(445,493)
Liabilities
Bonds (to the extent FVO is elected) (b)	$(679,155)	$—	$(679,155)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(24,298)	—	(378,165)	—	353,867
Mortgage delivery commitments	(53)	—	(53)	—	—

Total recurring fair value measurement - liabilities	$(703,506)	$—	$(1,057,373)	$—	$353,867

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$356,899	$—	$356,899	$—	$—
U.S. Treasury securities	1,284,669	1,284,669	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	528,627	—	528,627	—	—
Equity and bond funds	48,642	48,642	—	—	—
Advances (to the extent FVO is elected)	2,205,624	—	2,205,624	—	—
Derivative assets (a)
Interest-rate derivatives	112,732	—	414,613	—	(301,881)
Mortgage delivery commitments	10	—	10	—	—

Total recurring fair value measurement - assets	$4,537,203	$1,333,311	$3,505,773	$—	$(301,881)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(2,312,621)	$—	$(2,312,621)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,131,074)	—	(1,131,074)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(61,592)	—	(325,877)	—	264,285
Mortgage delivery commitments	(15)	—	(15)	—	—

Total recurring fair value measurement - liabilities	$(3,505,302)	$—	$(3,769,587)	$—	$264,285

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$795	$—	$795	$—
Real estate owned	659	—	—	659
Total non-recurring assets at fair value	$1,454	$—	$795	$659

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,519	$—	$2,519	$—
Real estate owned	1,071	—	—	1,071
Total non-recurring assets at fair value	$3,590	$—	$2,519	$1,071

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2018 and December 31, 2017.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2018	2017	2018	2017	2018	2017
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$250,532	$2,741,800	$(29,784)	$(399,794)	$—	$(3,679,025)
New transactions elected for fair value option	—	—	(650,000)	—	—	(268,375)
Maturities and terminations	(250,000)	(35,079)	—	369,000	—	3,670,424
Net gains (losses) on financial instruments held under fair value option	(175)	(174)	710	(148)	—	(1,154)
Change in accrued interest/unaccreted balance	(357)	510	(81)	1,062	—	9,368

Balance, end of the period	$—	$2,707,057	$(679,155)	$(29,880)	$—	$(268,762)

	Nine months ended September 30,
	2018	2017	2018	2017	2018	2017
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$2,205,624	$9,873,157	$(1,131,074)	$(2,052,513)	$(2,312,621)	$(12,228,412)
New transactions elected for fair value option	—	5,000,000	(765,000)	—	(1,564,375)	(3,938,799)
Maturities and terminations	(2,200,000)	(12,159,568)	1,215,000	2,019,550	3,873,993	15,875,322
Net gains (losses) on financial instruments held under fair value option	(590)	(3,726)	758	51	5	337
Change in accrued interest/unaccreted balance	(5,034)	(2,806)	1,161	3,032	2,998	22,790

Balance, end of the period	$—	$2,707,057	$(679,155)	$(29,880)	$—	$(268,762)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2018			2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$1,284	$(175)	$1,109	$10,232	$(174)	$10,058

	Nine months ended September 30,
	2018			2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$10,085	$(590)	$9,495	$44,442	$(3,726)	$40,716

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Three months ended September 30,
	2018			2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(348)	$710	$362	$(412)	$(148)	$(560)
Consolidated obligation discount notes	—	—	—	(3,206)	(1,154)	(4,360)

	$(348)	$710	$362	$(3,618)	$(1,302)	$(4,920)

	Nine months ended September 30,
	2018			2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(4,517)	$758	$(3,759)	$(5,069)	$51	$(5,018)
Consolidated obligation discount notes	(12,332)	5	(12,327)	(25,162)	337	(24,825)

	$(16,849)	$763	$(16,086)	$(30,231)	$388	$(29,843)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2018			December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$—	$—	$—	$2,200,000	$2,205,624	$5,624

Consolidated obligation bonds (b)	$680,000	$679,155	$(845)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	—	—	—	2,309,618	2,312,621	3,003
	$680,000	$679,155	$(845)	$3,439,618	$3,443,695	$4,077

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of September 30, 2018 and as of December 31, 2017.

The following table summarizes significant contractual obligations and contingencies as of September 30, 2018 (in thousands):

	September 30, 2018
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$67,678,075	$10,309,675	$3,269,070	$4,356,450	$85,613,270
Consolidated obligation discount notes at par	50,930,582	—	—	—	50,930,582
Mandatorily redeemable capital stock (a)	949	1,071	429	4,215	6,664
Premises (lease obligations) (b)	5,597	13,569	14,198	74,226	107,590
Other liabilities (c)	126,380	9,407	7,506	64,292	207,585

Total contractual obligations	118,741,583	10,333,722	3,291,203	4,499,183	136,865,691
Other commitments
Standby letters of credit	19,122,304	13,447	—	—	19,135,751
Consolidated obligation bonds/discount notes traded not settled	370,000	—	—	—	370,000
Commitments to fund additional advances	204,500	—	—	—	204,500
Open delivery commitments (MPF)	25,015	—	—	—	25,015

Total other commitments	19,721,819	13,447	—	—	19,735,266

Total obligations and commitments	$138,463,402	$10,347,169	$3,291,203	$4,499,183	$156,600,957

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

(b)         We renewed the lease for the New York City office in June 2017.  In addition, our existing office lease in New Jersey expires in the fourth quarter of 2018, and in December 2017, we executed a new lease agreement for new space.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption, the lease obligations will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.  Immaterial amounts of equipment leases and shared offsite data backup site have been excluded.

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

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2018 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2018 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $9.2 million and $11.5 million at September 30, 2018 and December 31, 2017.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $2.0 million for the three and nine months ended September 30, 2018, compared to $0.6 million and $1.7 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At September 30, 2018 and December 31, 2017, outstanding notional amounts were $289.0 million and $193.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2018 and December 31, 2017 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

In the three and nine months ended September 30, 2018, overnight loans extended to other FHLBanks averaged $17.5 million and $7.1 million compared to $2.2 million and $4.4 million in the same periods in the prior year.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There were no borrowings from other FHLBanks in the three and nine months ended September 30, 2018 and in the same periods of the prior year.

Cash and Due from Banks

During the nine months ended September 30, 2018, there was no compensating cash balances held at Citibank.  The balance was $41.1 million at December 31, 2017.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at September 30, 2018 and December 31, 2017 and transactions for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	September 30, 2018	December 31, 2017
	Related	Related
Assets
Advances	$100,165,960	$122,447,805
Accrued interest receivable	218,650	175,926

Liabilities and capital
Deposits	$936,238	$1,196,055
Mandatorily redeemable capital stock	6,664	19,945
Accrued interest payable	418	443
Affordable Housing Program (a)	160,501	131,654
Other liabilities (b)	83,180	84,194

Capital	$7,581,833	$8,241,038

(a)           Represents funds not yet allocated or disbursed to AHP programs.

(b)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	Related	Related	Related	Related
Interest income
Advances	$678,029	$428,927	$1,853,974	$1,107,004
Interest-bearing deposits	1	2	3	2
Loans to other FHLBanks	86	6	99	26

Interest expense
Deposits	$5,032	$5,944	$12,980	$10,831
Mandatorily redeemable capital stock	221	312	847	955

Service fees and other	$3,426	$2,950	$10,177	$8,835

Note 21.                                                  Segment Information and Concentration.

The FHLBNY manages its operations as a single business segment.  Management and the FHLBNY’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.  Advances to large members constitute a significant percentage of the FHLBNY’s advance portfolio and its source of revenues.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at September 30, 2018, December 31, 2017 and September 30, 2017 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

Interest Income — Principal Sources

	September 30, 2018
				Percentage
				of Total
				Par Value	Three Months		Nine Months
			Par	of	Interest		Interest
	City	State	Advances	Advances	Income	Percentage (a)	Income	Percentage (a)

Citibank, N.A.	New York	NY	$20,995,000	20.83%	$171,519	36.40%	$504,757	38.41%
Metropolitan Life Insurance Company	New York	NY	14,245,000	14.13	77,973	16.55	208,775	15.89
New York Community Bancorp, Inc.:
New York Community Bank (b)	Westbury	NY	13,256,000	13.15	66,140	14.03	178,483	13.58
New York Commercial Bank (b)	Westbury	NY	25,000	—	7	—	853	0.07
Subtotal New York Community Bancorp, Inc.			13,281,000	13.15	66,147	14.03	179,336	13.65
Investors Bank (b)	Short Hills	NJ	4,528,774	4.49	24,140	5.12	70,006	5.33
Sterling National Bank	Montebello	NY	4,427,000	4.39	25,229	5.35	68,084	5.18
Signature Bank	New York	NY	4,210,000	4.18	24,072	5.11	66,060	5.03
Valley National Bank (b)	Wayne	NJ	3,912,000	3.88	24,339	5.16	61,704	4.70
New York Life Insurance Company	New York	NY	3,175,000	3.15	19,175	4.07	48,244	3.67
HSBC Bank USA, National Association (c)	Mc Lean	VA	3,100,000	3.08	21,059	4.47	56,562	4.30
AXA Equitable Life Insurance Company	New York	NY	3,000,415	2.98	17,614	3.74	50,455	3.84
Total			$74,874,189	74.26%	$471,267	100.00%	$1,313,983	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b) At September 30, 2018, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	September 30, 2017
				Percentage
				of Total
				Par Value	Three Months		Nine Months
			Par	of	Interest		Interest
	City	State	Advances	Advances	Income	Percentage (a)	Income	Percentage (a)

Citibank, N.A.	New York	NY	$36,350,000	32.13%	$128,745	38.99%	$308,580	35.37%
Metropolitan Life Insurance Company	New York	NY	14,445,000	12.77	57,653	17.46	162,418	18.62
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,280,600	9.97	46,260	14.01	135,048	15.48
New York Commercial Bank	Westbury	NY	273,900	0.24	959	0.29	2,863	0.33
Subtotal New York Community Bancorp, Inc.			11,554,500	10.21	47,219	14.30	137,911	15.81
HSBC Bank USA, National Association (c)	Mc Lean	VA	4,900,000	4.33	19,592	5.93	54,119	6.20
Investors Bank (b)	Short Hills	NJ	4,349,145	3.84	21,101	6.39	62,333	7.15
Valley National Bank (b)	Wayne	NJ	3,072,000	2.72	14,238	4.31	38,298	4.39
Sterling National Bank	Montebello	NY	3,016,000	2.67	8,485	2.57	19,064	2.19
AXA Equitable Life Insurance Company	New York	NY	2,715,415	2.40	13,730	4.16	37,317	4.28
Signature Bank	New York	NY	2,545,023	2.25	9,626	2.92	25,399	2.91
New York Life Insurance Company	New York	NY	2,225,000	1.97	9,804	2.97	26,858	3.08
Total			$85,172,083	75.29%	$330,193	100.00%	$872,297	100.00%

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	63 - 64
1.1 - 1.14	Results of Operations	65 - 84
2.1	Assessments	85
3.1	Financial Condition	86
4.1 - 4.7	Advances	90 - 93
5.1 - 5.6	Investments	94 - 98
6.1 - 6.3	Mortgage Loans	98 - 99
7.1 - 7.9	Consolidated Obligations	101 - 105
8.1 - 8.3	Capital	105 - 106
9.1	Derivatives	107
10.1 - 10.3	Liquidity	109
10.4	Short-Term Debt	110

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

Highlights — 2018 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the third quarter of 2018, Net income was $156.4 million, an increase of $22.7 million, or 17.0%, compared to the same period in the prior year, and up $1.2 million, or 0.8%, from the 2018 second quarter Net income of $155.2 million.  Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

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

In the third quarter of 2018, Net interest income was $210.7 million, an increase of $30.2 million, or 16.7%, from the same period in the prior year, and up $3.0 million, or 1.4%, from the 2018 second quarter Net interest income of $207.7 million.

The higher interest rate environment in 2018 was the primary driver for the increase in Net interest income from the prior year period.  Market yields improved period-over-period on LIBOR-indexed investments and adjustable-rate advances.  Market yields also increased on liquidity investments contributing to Net interest income while allowing us to meet higher liquidity targets.  Funding costs continued to benefit from the favorable price/yield environment for the issuance of shorter-term LIBOR-indexed CO bonds, which were issued at advantageous sub-LIBOR funding.  Net interest margin benefited as the sub-LIBOR cost of debt was typically utilized to fund LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.  The rising LIBOR contributed incremental cash flows on interest rate swaps in ASC 815 qualifying hedges.  In aggregate, interest accruals contributed $52.9 million to Net interest income in the third quarter of 2018, in contrast to an expense of $36.7 million in the same period in 2017.

Net interest spread was 44 basis points in the third quarter of 2018, compared to 40 basis points in the same period in the prior year, and flat compared to the 2018 second quarter spread.

Other income (loss) — primarily includes correspondent banking fees and revenues from financial letters of credit, the effects of hedging and derivatives, and the impact of financial instruments elected under the Fair Value Option.  In the third quarter of 2018, Other income (loss) reported a gain of $0.5 million, compared to a gain of $0.7 million in the same period in the prior year, and a net loss of $0.7 million in the 2018 second quarter.

Other expenses were $37.5 million in the third quarter of the current year, compared to $32.8 million in the same period in the prior year, and $34.5 million in the 2018 second quarter.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $11.9 million in the third quarter of the current year, up from $10.6 million in the same period in the prior year.  Expense increases were primarily due to new long-term lease agreement executed for our New Jersey location.

•                  Compensation and benefits expenses were $18.6 million in the third quarter of the current year, up from $17.7 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.0 million in the third quarter of the current year, compared to $3.5 million in the same period in the prior year.

AHP assessments allocated from Net income were $17.4 million in the third quarter of the current year, compared to $14.9 million in the same period in the prior year, and $17.3 million in the 2018 second quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.68 per share of capital (6.75% annualized) was paid in the three months ended September 30, 2018, compared to $1.37 per share of capital stock (5.50% annualized) paid in the same period in 2017.

Financial Condition — September 30, 2018 compared to December 31, 2017

Total assets decreased to $145.9 billion at September 30, 2018 from $158.9 billion at December 31, 2017, a decrease of $13.0 billion, or 8.2%.

Cash at banks was $87.0 million at September 30, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at September 30, 2018 were $14.4 billion in federal funds sold and $4.9 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at September 30, 2018 to $100.8 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 34.8% to $15.5 billion at September 30, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 36.5% to $23.5 billion at September 30, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $444.3 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at September 30, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (“MBS”), including PLMBS, in the HTM portfolio, were $16.7 billion at September 30, 2018 and $16.7 billion at December 31, 2017.  Investments in PLMBS were less than 1% of the HTM portfolio.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at September 30, 2018 and $1.1 billion at December 31, 2017.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At September 30, 2018, trading investments were $3.9 billion in U.S. Treasury notes, $761.5 million in GSE securities, and $3.5 million in Ambac corporate notes.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were carried on the balance sheet at fair values of $52.2 million at September 30, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.9 billion at September 30, 2018, an increase of $15.6 million from the balance at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the nine months of 2018 were $200.8 million, slightly higher than $199.5 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At September 30, 2018, actual risk-based capital was $7.5 billion, compared to required risk-based capital of $919.9 million.  To support $145.9 billion of total assets at September 30, 2018, the minimum required total capital was $5.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.5 billion, exceeding required total capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

In addition to $4.6 billion in the trading portfolio, liquid assets at September 30, 2018 included $85.5 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $19.2 billion in short-term and overnight loans in the federal funds and the repo markets, and $444.3 million of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

Earnings — Our earnings performance is the result of many factors, among them: the state of the economy; conditions in the capital markets; level and shape of the yield curve; ability of members to source deposits and make loans; and impact of regulations on members’ business.  Changes to these and other factors could have significant effects, positive or negative, on the Bank’s financial results.  Based on our assumptions for these and other factors, we currently project 2018 Net income to exceed earnings in 2017, benefiting primarily from better than expected funding environment and higher yields from investments in a rising rate environment.

Advances — We expect a stable book of advance business through 2018, although at levels lower than at December 31, 2017.  The pace of balance sheet growth in the prior year was concentrated along short-term borrowing.  The borrowing activities of a few large members have been the predominant driver of our book of advance business.  We cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At September 30, 2018, three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 20.8% (35.1% at December 31, 2017), Metropolitan Life Insurance Company 14.1% (11.8% at December 31, 2017), and New York Community Bank/New York Commercial Bank 13.2% (9.9% at December 31, 2017).

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

Demand for FHLBank debt — Relative to LIBOR, favorable funding conditions, specifically for short-maturity variable-rate bonds have continued through the first nine months of 2018.  The LIBOR index is a widely applied benchmark by the FHLBNY.  We expect similar favorable funding conditions to exist through the remainder of 2018, although we may experience some volatility in funding conditions, especially leading up to and around Federal Open Market Committee meeting dates.

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

Rating — The U.S. Government’s credit is rated by Moody’s as Aaa with the outlook as stable, and AA+ and stable by Standard & Poor’s (“S&P”).  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A- 1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2018	2018	2018	2017	2017

Investments (a)	$42,229	$42,269	$36,306	$33,069	$31,796
Advances	100,166	110,782	112,202	122,448	113,081
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,910	2,887	2,880	2,897	2,881
Total assets	145,857	156,560	151,882	158,918	148,349
Deposits and borrowings	936	1,191	1,310	1,196	1,441
Consolidated obligations, net
Bonds	85,910	101,392	85,656	99,288	100,893
Discount notes	50,821	45,470	56,510	49,614	37,681
Total consolidated obligations	136,731	146,862	142,166	148,902	138,574
Mandatorily redeemable capital stock	7	18	19	20	20
AHP liability	161	149	137	132	126
Capital
Capital stock	5,856	6,276	6,311	6,750	6,318
Retained earnings
Unrestricted	1,112	1,090	1,071	1,067	1,048
Restricted	567	535	505	479	450
Total retained earnings	1,679	1,625	1,576	1,546	1,498
Accumulated other comprehensive income (loss)	47	21	(4)	(55)	(78)
Total capital	7,582	7,922	7,883	8,241	7,738
Equity to asset ratio (c)(j)	5.20%	5.06%	5.19%	5.19%	5.22%

	Three months ended					Nine months ended
Statements of Condition Averages	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(See note below; dollars in millions)	2018	2018	2018	2017	2017	2018	2017

Investments (a)	$45,246	$43,591	$42,360	$37,661	$39,268	$43,743	$36,557
Advances	107,180	107,740	117,764	111,127	113,185	110,856	108,534
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,903	2,884	2,888	2,894	2,867	2,892	2,819
Total assets	155,923	154,723	163,508	152,167	155,951	158,024	148,729
Interest-bearing deposits and other borrowings	1,076	1,078	1,095	1,634	2,437	1,083	1,813
Consolidated obligations, net
Bonds	95,245	94,746	95,765	100,680	98,178	95,250	90,882
Discount notes	50,979	50,420	57,848	41,376	46,664	53,057	47,419
Total consolidated obligations	146,224	145,166	153,613	142,056	144,842	148,307	138,301
Mandatorily redeemable capital stock	12	18	19	20	20	16	22
AHP liability	152	141	132	128	122	142	121
Capital
Capital stock	6,161	6,136	6,552	6,235	6,394	6,282	6,266
Retained earnings
Unrestricted	1,082	1,068	1,059	1,041	1,020	1,070	1,011
Restricted	547	515	489	461	433	517	411
Total retained earnings	1,629	1,583	1,548	1,502	1,453	1,587	1,422
Accumulated other comprehensive income (loss)	26	11	(21)	(65)	(95)	5	(93)
Total capital	7,816	7,730	8,079	7,672	7,752	7,874	7,595

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends	September 30,	June 30,	March 31,	December 31	September 30,	September 30,	September 30,
per share, and headcount)	2018	2018	2018	2017	2017	2018	2017
Net income	$157	$155	$126	$145	$134	$438	$334
Net interest income (d)	211	208	193	191	181	612	530
Dividends paid in cash (e)	103	105	102	97	84	310	248
AHP expense	18	17	14	16	15	49	37
Return on average equity (f)(g)(j)	7.94%	8.05%	6.34%	7.51%	6.84%	7.43%	5.88%
Return on average assets (g)(j)	0.40%	0.40%	0.31%	0.38%	0.34%	0.37%	0.30%
Other non-interest income (loss)	—	—	(19)	6	1	(19)	(64)
Operating expenses (h)(k)	31	28	29	31	28	88	81
Finance Agency and Office of Finance expenses	4	4	4	4	4	12	11
Other expenses (k)	3	2	2	1	1	7	3
Total other expenses	38	34	35	36	33	107	95
Operating expenses ratio (g)(i)(j)	0.08%	0.07%	0.07%	0.08%	0.07%	0.07%	0.07	%(k)
Earnings per share	$2.51	$2.53	$1.93	$2.33	$2.09	$6.97	$5.33
Dividends per share	$1.68	$1.60	$1.64	$1.51	$1.37	$4.92	$4.02
Headcount (Full/part time)	308	324	314	308	308	308	308

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $0.8 million, $0.8 million, $0.7 million, $1.0 million and $0.9 million for the periods ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2018 compared to the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2018.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:      Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Total interest income	$964,877	$616,115	$2,623,811	$1,595,499
Total interest expense	754,160	435,576	2,012,370	1,065,397
Net interest income before provision for credit losses	210,717	180,539	611,441	530,102
Provision (Reversal) for credit losses on mortgage loans	(95)	(183)	(403)	(284)
Net interest income after provision for credit losses	210,812	180,722	611,844	530,386
Total other income (loss)	506	692	(18,763)	(63,989)
Total other expenses	37,502	32,777	106,530	94,935
Income before assessments	173,816	148,637	486,551	371,462
Affordable Housing Program Assessments	17,404	14,895	48,740	37,242
Net income	$156,412	$133,742	$437,811	$334,220

2018 Third Quarter Compared to 2017 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the third quarter of 2018, Net income was $156.4 million, an increase of $22.7 million, or 17.0%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

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

In the third quarter of 2018, Net interest income was $210.7 million, an increase of $30.2 million, or 16.7%, from the same period in the prior year.  In the third quarter of 2018, yields earned on LIBOR-indexed assets, primarily ARC advances and floating-rate mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  Although funding costs were also higher in the rising rate environment, the price/yield for the issuance of shorter-term floating-rate CO bonds continued to be at advantageous sub-LIBOR funding spreads.  Net interest spread was 44 basis points in the third quarter of 2018, compared to 40 basis points in the same period in the prior year.

Other income (loss) — In the third quarter of 2018, Other income (loss) reported a gain of $0.5 million, compared to a gain of $0.7 million in the same period in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.2 million in the third quarter of the current year, compared to $3.4 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation gain of $0.5 million in the third quarter of the current year, compared to a net loss of $1.5 million in the same period in the prior year.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see Table 1.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $3.2 million in the third quarter of the current year, compared to a net loss of $1.2 million in the same period in the prior year.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 1.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and accompanying discussions in this MD&A.

Other expenses were $37.5 million in the third quarter of the current year, compared to $32.8 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $11.9 million in the third quarter of the current year, up from $10.6 million in the same period in the prior year.  Expense increases were primarily due to new long-term lease agreements executed in the second half of the prior year.

•                  Compensation and benefits expenses were $18.6 million in the third quarter of the current year, up from $17.7 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.0 million in the third quarter of the current year, compared to $3.5 million in the same period in the prior year.

AHP assessments allocated from Net income were $17.4 million in the third quarter of the current year, compared to $14.9 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended September 30, 2018 Compared to September 30, 2017

In the first nine months of the current year, Net income was $437.8 million, an increase of $103.6 million, or 31.0%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

In the first nine months of the current year, Net interest income was $611.4 million, an increase of $81.3 million, or 15.3%, from the same period in the prior year.  Net interest income benefited from higher average earning assets, which grew to $157.4 billion in the first nine months of the current year, up from $147.9 billion in the same period in the prior year.  Average advance balances were $110.9 billion in the first nine months of the current year, compared to $108.5 billion in the same period in the prior year.

Net interest spread was 43 basis points in the first nine months of the current year, compared to 42 basis points in the same period in the prior year.

Other income (loss) — In the first nine months of the current year, Other income (loss) reported a loss of $18.8 million, compared to a loss of $64.0 million in the same period in the prior year.  In the prior year period, a $70.0 million legal charge was recorded on the Lehman settlement matter.  For more information about the Lehman settlement, see Note 18.  Commitments and Contingencies in the FHLBNY’s most recent Form 10-K filed on March 22, 2018.

•                  Service fees and other were $11.9 million in the first nine months of the current year, compared to $10.7 million in the same period in the prior year.

•                  Financial instruments carried at fair values reported a net valuation gain of $0.2 million in the first nine months of the current year, compared to a net loss of $3.3 million in the same period in the prior year.

•                  Derivative and hedging activities reported a net loss of $27.3 million in the first nine months of the current year, compared to a net loss of $1.4 million in the same period in the prior year.

Other expenses were $106.5 million in the first nine months of the current year, compared to $94.9 million in the same period in the prior year.

•                  Operating expenses were $33.3 million in the first nine months of the current year, up from $29.8 million in the same period in the prior year.

•                  Compensation and benefits expenses were $54.9 million in the first nine months of the current year, up from $51.7 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $11.9 million in the first nine months of the current year, compared to $10.5 million in the same period in the prior year.

AHP assessments allocated from Net income were $48.7 million in the first nine months of the current year, compared to $37.2 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:               Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Total interest income (a)	$964,877	$616,115	56.61%	$2,623,811	$1,595,499	64.45%
Total interest expense (a)	754,160	435,576	(73.14)	2,012,370	1,065,397	(88.88)
Net interest income before provision for credit losses (b)(c)	$210,717	$180,539	16.72%	$611,441	$530,102	15.34%

(a)         Total Interest Income and Total Interest Expense — See Tables 1.6 and 1.8 and accompanying discussions

(b)         Attribution of the primary factors driving changes in Net interest income are summarized below:

The higher interest rate environment in 2018 was the primary driver for the increase in Net interest income.  Market yields improved period-over-period on LIBOR-indexed investments and adjustable-rate advances.  Market yields also increased on liquidity investments — overnight federal funds and repos, and shorter-term U.S. Treasury securities — contributing to Net interest income while allowing us to meet higher liquidity targets.

Funding costs continued to benefit from the favorable price/yield environment for the issuance of shorter-term LIBOR-indexed CO bonds, which were issued at advantageous sub-LIBOR funding.  Net interest margin benefited as the sub-LIBOR cost of debt was typically utilized to fund LIBOR-indexed assets, primarily variable-rate ARC advances and floating-rate mortgage-backed securities.

Additionally, the rising LIBOR contributed incremental cash flows from interest rate swaps in ASC 815 qualifying hedges.  The rising LIBOR has driven up the LIBOR-indexed cash flows we received, such that in the 2018 periods the cash flows we received exceeded the fixed payment we made on interest rate swap contracts hedging fixed-rate advances.  While the rising LIBOR had an adverse impact on LIBOR-indexed cash flows paid on swaps in ASC 815 fair value and cash flow hedges of debt, the impact was small.  In aggregate, interest accruals contributed $52.9 million to Net interest income in the third quarter of 2018, in contrast to an expense of $36.7 million in the same period in 2017.  On a year-to-date basis, ASC qualifying hedges contributed $99.4 million in interest accruals in the 2018 period, in contrast to $136.1 million of accruals that were a charge to net interest income in the 2017 period.

Net interest income in the third quarter was $210.7 million in the 2018 period, compared to $180.5 million in the 2017 period.  Average interest-earning assets totaled $155.2 billion in the 2018 third quarter, almost unchanged from the same period in the 2017 period;  the impact on Net interest income from volume-related changes in assets and funding mix made a positive contribution of $16.3 million and rate-related changes contributed $13.8 million.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 basis points in the 2018 period, compared to 40 basis points in the 2017 period.  Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 54 basis points in the 2018 period, compared to 46 basis points in the 2017 period.

Net interest income in the year-to-date period was $611.4 million in 2018, compared to $530.1 million in 2017.  Volume-related changes in net interest income was significant, $70.5 million; rate-related changes contributed $10.9 million.  Net interest spread was 43 basis points in the 2018 period, compared to 42 basis points in the 2017 period.

(c)          Net interest income from investing member capital.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.  Member capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was $7.8 billion, a little lower in the third quarter of 2018, compared to the 2017 period.  On a year-to-date basis, average capital was $7.9 billion in the 2018 period, compared to $7.7 billion in the 2017 period.

Impact of Qualifying Hedges on Net Interest Income — 2018 Periods Compared to 2017 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:               Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest Income	$900,352	$645,303	$2,491,333	$1,723,648
Net interest adjustment from interest rate swaps	64,525	(29,188)	132,478	(128,149)
Reported interest income	964,877	616,115	2,623,811	1,595,499

Interest Expense	742,519	428,079	1,979,283	1,057,435
Net interest adjustment from interest rate swaps and basis amortization	11,641	7,497	33,087	7,962
Reported interest expense	754,160	435,576	2,012,370	1,065,397

Net interest income	$210,717	$180,539	$611,441	$530,102

Net interest adjustment - interest rate swaps	$52,884	$(36,685)	$99,391	$(136,111)

See Table 1.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type in this MD&A for discussions and analysis.

Spread and Yield Analysis — 2018 Periods Compared to 2017 Periods

Table 1.4:               Spread and Yield Analysis

	Three months ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$107,180,010	$678,029	2.51%	$113,185,495	$428,927	1.50%
Interest bearing deposits and others	20,957	105	1.98	111,800	51	0.18
Federal funds sold and other overnight funds	22,220,707	109,637	1.96	20,983,543	60,884	1.15
Investments
Trading securities	4,196,494	22,134	2.09	202,035	548	1.08
Mortgage-backed securities
Fixed	8,831,636	66,408	2.98	8,073,784	59,261	2.91
Floating	8,634,121	55,649	2.56	8,676,728	37,661	1.72
State and local housing finance agency obligations	1,199,233	8,524	2.82	1,115,210	4,936	1.76
Mortgage loans held-for-portfolio	2,903,065	24,305	3.32	2,867,194	23,841	3.30
Loans to other FHLBanks	17,500	86	1.96	2,174	6	1.18

Total interest-earning assets	$155,203,723	$964,877	2.47%	$155,217,963	$616,115	1.57%

Funded By:
Consolidated obligation bonds
Fixed	$24,550,134	$135,205	2.18%	$30,749,692	$117,612	1.52%
Floating	70,694,405	357,243	2.00	67,428,405	183,519	1.08
Consolidated obligation discount notes	50,979,146	256,029	1.99	46,664,081	128,117	1.09
Interest-bearing deposits and other borrowings	1,068,730	5,462	2.03	2,438,461	6,016	0.98
Mandatorily redeemable capital stock	12,320	221	7.11	20,469	312	6.04

Total interest-bearing liabilities	147,304,735	754,160	2.03%	147,301,108	435,576	1.17%

Other non-interest-bearing funds	108,685	—		70,485	—
Capital	7,790,303	—		7,846,370	—

Total Funding	$155,203,723	$754,160		$155,217,963	$435,576

Net Interest Income/Spread		$210,717	0.44%		$180,539	0.40%

Net Interest Margin
(Net interest income/Earning Assets)			0.54%			0.46%

	Nine months ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$110,856,013	$1,853,974	2.24%	$108,534,164	$1,107,004	1.36%
Interest bearing deposits and others	19,366	259	1.79	195,998	132	0.09
Federal funds sold and other overnight funds	21,891,407	283,330	1.73	18,802,355	132,670	0.94
Investments
Trading securities	3,059,799	44,479	1.94	97,762	762	1.04
Mortgage-backed securities
Fixed	8,611,345	191,847	2.98	7,823,808	175,296	3.00
Floating	8,842,344	154,338	2.33	8,529,069	96,382	1.51
State and local housing finance agency obligations	1,188,264	22,554	2.54	1,098,103	13,129	1.60
Mortgage loans held-for-portfolio	2,891,857	72,931	3.37	2,818,957	70,098	3.32
Loans to other FHLBanks	7,088	99	1.86	4,432	26	0.79

Total interest-earning assets	$157,367,483	$2,623,811	2.23%	$147,904,648	$1,595,499	1.44%

Funded By:
Consolidated obligation bonds
Fixed	$26,314,126	$393,539	2.00%	$32,948,317	$341,539	1.39%
Floating	68,935,640	915,169	1.77	57,933,837	405,008	0.93
Consolidated obligation discount notes	53,057,161	688,785	1.74	47,418,588	306,871	0.87
Interest-bearing deposits and other borrowings	1,081,899	14,030	1.73	1,815,940	11,024	0.81
Mandatorily redeemable capital stock	16,500	847	6.87	21,981	955	5.81

Total interest-bearing liabilities	149,405,326	2,012,370	1.80%	140,138,663	1,065,397	1.02%

Other non-interest-bearing funds	93,330	—		77,788	—
Capital	7,868,827	—		7,688,197	—

Total Funding	$157,367,483	$2,012,370		$147,904,648	$1,065,397

Net Interest Income/Spread		$611,441	0.43%		$530,102	0.42%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.48%

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

Table 1.5:               Rate and Volume Analysis

	For the three months ended
	September 30, 2018 vs. September 30, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(23,877)	$272,979	$249,102
Interest bearing deposits and others	(63)	117	54
Federal funds sold and other overnight funds	3,785	44,968	48,753
Investments
Trading securities	20,611	975	21,586
Mortgage-backed securities
Fixed	5,670	1,477	7,147
Floating	(186)	18,174	17,988
State and local housing finance agency obligations	397	3,191	3,588
Other investments
Mortgage loans held-for-portfolio	299	165	464
Loans to other FHLBanks	73	7	80

Total interest income	6,709	342,053	348,762

Interest Expense
Consolidated obligation bonds
Fixed	(26,990)	44,583	17,593
Floating	9,297	164,427	173,724
Consolidated obligation discount notes	12,833	115,079	127,912
Deposits and borrowings	(4,624)	4,070	(554)
Mandatorily redeemable capital stock	(140)	49	(91)

Total interest expense	(9,624)	328,208	318,584

Changes in Net Interest Income	$16,333	$13,845	$30,178

	For the nine months ended
	September 30, 2018 vs. September 30, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$24,172	$722,798	$746,970
Interest bearing deposits and others	(217)	344	127
Federal funds sold and other overnight funds	24,788	125,872	150,660
Investments
Trading securities	42,506	1,211	43,717
Mortgage-backed securities
Fixed	17,550	(999)	16,551
Floating	3,662	54,294	57,956
State and local housing finance agency obligations	1,156	8,269	9,425
Mortgage loans held-for-portfolio	1,829	1,004	2,833
Loans to other FHLBanks	22	51	73

Total interest income	115,468	912,844	1,028,312

Interest Expense
Consolidated obligation bonds
Fixed	(78,288)	130,288	52,000
Floating	88,971	421,190	510,161
Consolidated obligation discount notes	40,371	341,543	381,914
Deposits and borrowings	(5,777)	8,783	3,006
Mandatorily redeemable capital stock	(264)	156	(108)

Total interest expense	45,013	901,960	946,973

Changes in Net Interest Income	$70,455	$10,884	$81,339

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.6:               Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Interest Income
Advances (a)	$678,029	$428,927	58.08%	$1,853,974	$1,107,004	67.48%
Interest-bearing deposits	105	51	105.88	259	132	96.21
Securities purchased under agreements to resell (b)	25,288	10,481	141.27	55,125	18,794	193.31
Federal funds sold (b)	84,349	50,403	67.35	228,205	113,876	100.40
Trading securities (c)	22,134	548	3,939.05	44,479	762	5,737.14
Mortgage-backed securities (d)
Fixed	66,408	59,261	12.06	191,847	175,296	9.44
Floating	55,649	37,661	47.76	154,338	96,382	60.13
State and local housing finance agency obligations	8,524	4,936	72.69	22,554	13,129	71.79
Mortgage loans held-for-portfolio	24,305	23,841	1.95	72,931	70,098	4.04
Loans to other FHLBanks	86	6	1,333.33	99	26	280.77

Total interest income	$964,877	$616,115	56.61%	$2,623,811	$1,595,499	64.45%

Interest income in the third quarter of 2018 grew to $964.9 million, yielding 247 basis points, compared to $616.1 million yielding 157 basis points in the 2017 period.  On a year-to-date basis, Interest income in 2018 was $2.6 billion yielding 223 basis points, compared to $1.6 billion yielding 144 basis points in the 2017 period.

Primary factors driving changes period-over-period in Interest income are summarized below:

(a)         Interest income from Advances

Interest income from advances grew to $678.0 million, yielding 251 basis points in the third quarter of 2018, compared to $428.9 million, yielding 150 basis points in the same period in the prior year.  On a year-to-date basis, Interest income from advances grew to $1.9 billion, yielding 224 basis points in 2018, compared to $1.1 billion, yielding 136 basis points in the same period in the prior year.

The rising rate environment drove up our funding costs and that in turn drove up our yields on advances.  Additionally, the higher LIBOR benefited our adjustable-rate LIBOR-indexed (ARC) advances.   The quarterly average 3-month LIBOR was 234 basis points in the third quarter of 2018, compared to 131 basis points in the same period in the prior year.  On a year-to-date basis, the average 3-month LIBOR was 220 basis points in 2018, compared to 120 basis points in the same period in the prior year.

Variable-rate advances, short-term fixed rate and overnight Advance borrowings by members have remained significant in the periods in this report and benefited from rising market interest rates in each successive quarter.  Variable-rate borrowings re-price typically at monthly intervals and coupons continued to benefit from an increasing LIBOR yield curve.  Short-term fixed-rate and overnight advances re-priced at their maturities at frequent intervals (when rolled over by borrowing members), and benefited from higher coupons along an upwardly sloping yield curve at each successive re-pricing period.

Rate-related increases were partly offset by decline in advance transaction volume, as measured by average outstanding advances, which declined to $107.2 billion in the 2018 third quarter, compared to $113.2 billion in the 2017 period.   Volume-related decline in interest income was $23.9 million, offset by $273.0 million in rate-related increases in interest income.  On a year-to-date basis, volume was a little higher, contributing $24.2 million to interest income; rate-related increases in interest income was $722.8 million.  For information about the effects of changes in rates and business volume, see Table 1.4 Spread and Yield Analysis and Table 1.5 Rate and Volume analysis.

The rising LIBOR also contributed to favorable changes in interest cash flows exchanged with swap dealers on swaps qualifying under ASC 815 hedging rules that hedged fixed-rate advances.  The cash flows exchanged in the interest rate swaps are recorded directly as adjustments to interest income from advances.  Period-over-period changes in interest accruals on the swaps have been a significant, and is one factor to consider in making period-over-period comparisons of interest income.  Interest accruals from ASC 815 qualifying interest rate swaps hedging advances are pay fixed-rate in exchange for receive floating-rate cash flows.  Historically, the interest rate exchanges have resulted in a net accrual expense that reduced interest income from hedged advances.  In the current rising rate environment for the 3-month LIBOR, the swap accruals were a net benefit of $64.5 million in the current year third quarter, in contrast to an expense of $29.2 million in the prior year period,  a favorable quarter-over-quarter change of $93.7 million.  On a year-to-date basis, the swap accruals resulted in a net benefit of $132.5 million in the 2018 period, in contrast to a net charge of $128.1 million in the prior year period, a favorable change of $260.6 million.  For more information, see Table 1.7 Impact of Interest Rate Swaps on Interest Earned from Advances.

(b)         Federal funds and Securities purchased under agreements to resell

Interest income from federal funds and repurchase agreements increased in parallel with higher investments, which have grown in line with our liquidity objectives.  Income growth was also driven by higher investment yields in line with improved market yields.

In the third quarter of 2018, average outstanding balance was $22.2 billion, compared to $21.0 billion in the same period in 2017.  Yields grew to 196 basis points in the current year quarter, compared to 115 basis points in the same period in 2017.

In the year-to-date period ended September 30, average outstanding balance was $21.9 billion in 2018, up from $18.8 billion in the same period in 2017.  Yields grew to 173 basis points in the current year period, compared to 94 basis points in the same period in 2017.

(c)          Trading securities

Portfolio comprised primarily of shorter-term, highly liquid U.S. Treasury and GSE securities that were available to enhance and meet our liquidity objectives; securities were not acquired for speculative purpose.  Interest income grew significantly in the 2018 periods primarily due to higher volume of acquisitions.  Reported income does not include fair value unrealized and realized gains and losses, which are recorded in Other income (outside the net interest margin line). For more information about trading securities, see financial statements Note 5. Trading Securities.

(d)         Mortgage-backed securities — Investment yields and interest income

Interest income from investments in mortgage-backed securities (“MBS”) were generated by fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

Interest income from MBS was $122.1 million in the 2018 third quarter, compared to $96.9 million in the 2017 period.

•                  Fixed-rate MBS yielded 298 basis points, or $66.4 million in the 2018 period, compared to a yield of 291 basis points, or $59.3 million in the 2017 period.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  Interest income has increased, driven by higher investment balances, which averaged $8.8 billion in the 2018 period, up from $8.1 billion in the 2017 period.

•                  Floating-rate MBS yielded 256 basis points, or $55.7 million in the 2018 period, compared to a yield of 172 basis points, or $37.6 million in the 2017 period.  Contributing factors were higher 1-month LIBOR and higher invested balances.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1-month LIBOR was 211 basis points in 2018, compared to 123 basis points in 2017.  Investment volume averaged $8.6 billion in 2018, a little lower than $8.7 billion in 2017.

Interest income from MBS was $346.2 million in the 2018 year-to-date period, compared to $271.7 million in the 2017 period.

•                  Fixed-rate MBS yielded 298 basis points, or $191.9 million in the 2018 year-to-date period, compared to a yield of 300 basis points, or $175.3 million in the 2017 period.  Interest income has increased, driven by higher investment balances, which averaged $8.6 billion in the 2018 period, up from $7.8 billion in the 2017 period.  High-yielding vintage MBS have continued to pay down, impacting interest income.

•                  Floating-rate MBS yielded 233 basis points, or $154.3 million in the 2018 year-to-date period, compared to a yield of 151 basis points, or $96.4 million in the 2017 period.  Contributing factors were higher 1-month LIBOR and higher invested balances.   The average 1- month LIBOR was 191 basis points in the 2018 year-to-date period, compared to 104 basis points in the 2017 period.  Investment volume averaged $8.8 billion in the 2018 period, up from $8.5 billion in the 2017 period.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.7:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$613,504	$458,115	$1,721,496	$1,235,153
Net interest adjustment from interest rate swaps (a)	64,525	(29,188)	132,478	(128,149)
Total Advance interest income reported	$678,029	$428,927	$1,853,974	$1,107,004

(a)         In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps; the hedges create synthetic floaters.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments under ASC 815.  Historically, the fixed-rate cash flows we pay to swap dealers on swaps hedging advances have been greater than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net cash outflow.  While the charge reduces interest income from hedged advances, the cash flow exchange meets our hedging objectives.  That differential, between fixed-rate payments and variable-rate receipts, has narrowed in the current year periods.  The higher LIBOR-indexed cash flows we have received in the 2018 periods have reversed the typical unfavorable expense adjustments, so that net benefits to advance income were recorded in the 2018 periods, compared to net charges in the 2017 periods.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.8:               Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2018	2017	Change	2018	2017	Change
Interest Expense (a)
Consolidated obligations bonds (b)
Fixed	$135,205	$117,612	(14.96)%	$393,539	$341,539	(15.23)%
Floating	357,243	183,519	(94.66)	915,169	405,008	(125.96)
Consolidated obligations discount notes (b)	256,029	128,117	(99.84)	688,785	306,871	(124.45)
Deposits	5,032	5,944	15.34	12,980	10,831	(19.84)
Mandatorily redeemable capital stock	221	312	29.17	847	955	11.31
Cash collateral held and other borrowings	430	72	(497.22)	1,050	193	(444.04)
Total interest expense
	$754,160	$435,576	(73.14)%	$2,012,370	$1,065,397	(88.88)%

(a)         Total interest expense in the third quarter of 2018 was $754.2 million, at a costing yield of 203 basis points, compared to $435.6 million at a costing yield of 117 basis points in the same period in the prior year.  On a year-to-date basis, Interest expense was $2.0 billion, at a cost of 180 basis points in the 2018 period, compared to $1.1 billion at a cost of 102 basis points in the 2017 period.

Our primary source of funding is through the issuance of Consolidated obligation bonds and discount notes.

(b)         Interest expense on Consolidated obligation bonds and discount notes — While interest expense on debt (CO bonds and CO discount notes) has increased in a rising rate environment, shorter maturity CO floating-rate bonds indexed to LIBOR have continued to be in demand at relatively attractive sub-LIBOR pricing.  CO discount note issuances have also been in demand by investors and the sub-LIBOR coupons have remained attractive.

Our funding mix in the 2018 periods, between the use of floating-rate CO bonds and fixed-rate CO bonds, has continued in the direction of greater utilization of floating-rate CO bonds to fund our growing book of variable-rate LIBOR-indexed assets and also short-term fixed-rate advances, which tend to re-price at frequent intervals when rolled over.  Usage of CO discount notes in the 2018 third quarter has remained largely unchanged from the 2018 second quarter and down from the 2018 first quarter.  Relative to prior year periods, utilization of fixed-rate CO bonds has also declined.

Our hedging strategies under ASC 815 have remained unchanged. Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level.

•                  Fixed-rate Consolidated obligation bonds — In a rising rate environment, interest expense on CO bonds has also increased.  Usage of fixed-rate bonds declined period-over-period.

In the third quarter of 2018, interest expense was $135.2 million at a funding cost of 218 basis points, compared to $117.6 million at a funding cost of 152 basis points in the same period in 2017.  The usage of fixed-rate funding has declined quarter-over-quarter in 2018 in line with increased usage of floating-rate CO bonds to fund the book of variable-rate and short-term assets that re-price frequently.  Interest rate swaps designated in an ASC 815 hedge recorded $9.7 million in interest accrual expense in the third quarter of 2018, in contrast to $0.1 million in interest accrual income in the prior year period.  The change period-over-period was in line with the rising 3-month LIBOR, which is the payment index; in exchange we receive fixed-rate cash flows in a fair value hedge.  The 3-month LIBOR averaged 234 basis points in the current year quarter, compared to 131 basis points in the same quarter in the prior year.

In the year-to-date period ending September 30, interest expense was $393.5 million at a funding cost of 200 basis points in the 2018 period, compared to $341.5 million at a funding cost of 139 basis points in the same period in 2017.  Rate-related increase was the primary driver, partly offset by volume-related decline due to decline in the usage of fixed-rate funding.  Interest accruals on swaps in ASC 815 hedges reported interest accrual expense of $22.9 million in the current year period, in contrast to an accrual income of $15.7 million in the same period in the prior year.

•                  Floating-rate Consolidated obligation bonds — Floating-rate bonds were indexed to LIBOR and costing yields have risen in line with the rising LIBOR.  Usage of floating-rate bonds has also increased period-over-period.

In the current year third quarter, interest expense on floating-rate CO bonds was $357.2 million at a funding cost of 200 basis points, compared to $183.5 million at a funding cost of 108 basis points in the same quarter in 2017.  The average outstanding balance grew to $70.7 billion in current year quarter, up from $67.4 billion in the same quarter in the prior year.  Variable-rate balance sheet assets have become a significant factor, driving up the need for variable-rate funding.  Floating-rate bonds were typically indexed to the 1-month LIBOR, and higher yields paid in the 2018 period were primarily in line with a rising LIBOR.  The average 1-month LIBOR was 211 basis points in the third quarter of 2018, compared to 123 basis points in the same period in 2017.  Certain 1-month LIBOR indexed CO bonds were converted to 3-month LIBOR by the execution of basis swaps, which were designated as economic hedges of the 1-month LIBOR indexed CO bonds.  In compliance with hedge accounting rules for economic hedges, interest accruals on the basis swaps were not recorded as adjustments to the cost of funds, rather the accruals were recorded in Other income together with fair value gains and losses from derivatives and hedging activities.  For more information about the impact of economic hedging and accruals, see Table 1.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

In the year-to-date period ending September 30, interest expense was $915.2 million at a funding cost of 177 basis points in the 2018 period, compared to $405.0 million at a funding cost of 93 basis points in the same period in 2017.  The increase was driven by the rising LIBOR (the average 1- month LIBOR was 191 basis points in the 2018 period, compared to 104 basis points in the 2017 period) and due to increased usage of floating-rate funding period-over-period.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — In a rising rate environment, costing yields on CO discount notes have also increased.  Usage of discounts notes has increased a little period-over-period.

Interest expense on discount notes was $256.0 million at a funding cost of 199 basis points in the third quarter of 2018, compared to $128.1 million at a cost of 109 basis points in the 2017 period.  Increase in interest expense was primarily rate related as discount notes are short-term and re-priced to higher coupons in a rising rate environment when new discount notes were issued to replace maturing debt.  Increase in interest expense was also in line with the increased utilization of discount notes (volume effects) as measured by average balances outstanding.  Cash flow hedging programs under ASC 815 have synthetically converted the 91-day variability of cash flows on $2.7 billion of discount notes to long-term fixed-rate swap yields.  The hedging strategy increased interest expense by $2.0 million in the third quarter of 2018, compared to an increase of $7.6 million in the same period in 2017.  However, the hedging strategy assured us of long-term funding at predictable rates.

In the year-to-date period ended September 30, 2018, interest income on discount notes was $688.8 million, compared to $306.9 million in the same period in 2017.  While utilization was higher in the current year period, the impact of higher rates was the primary factor.

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

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.9:               Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$482,784	$301,252	$1,285,826	$762,276
Discount notes-Interest expense before adjustment for swaps	254,052	120,499	678,580	283,180
Amortization of basis adjustments	(1,440)	(1,047)	(4,262)	(3,165)
Net interest adjustment for interest rate swaps (a)	13,081	8,544	37,349	11,127
Total bonds and discount notes-Interest expense	$748,477	$429,248	$1,997,493	$1,053,418

(a)         CO bond and discount note hedging — Fair value and cash flow hedges under ASC 815 have been executed to hedge certain fixed-rate CO bonds and discount notes.  The cash flows exchanged in the two hedging strategies resulted in Net interest adjustments (also referred to as interest accruals) as noted in the table above and discussed below:

•                  A fair value hedge of Consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows, creating synthetic floating-rate cash flows.  The cash flows exchanged between the receive-leg and pay-leg of the cash determine the net interest adjustments.  Historically, in a fair value hedge of our debt, the fixed-rate cash flows received from swap dealers on swaps hedging CO bonds have been greater than the LIBOR indexed cash flows we pay to swap dealers, and has typically resulted in favorable sub-LIBOR cash flows.  However, in a rising rate environment for LIBOR, that favorable differential associated with swap cash flows has been narrowing in 2018 and 2017, and the cash exchanges have resulted in net interest expense.

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

We recorded a net recovery of $95 thousand in the current year quarter, compared to a net reversal of $0.2 million in the same period in the prior year.

On a year-to-date basis, we recorded a net recovery of $0.4 million in the current year period, compared to a net recovery of $0.3 million in the same period in the prior year.

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

Analysis of Non-Interest Income (Loss) — 2018 Periods Compared to 2017 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.10:        Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Other income (loss):
Service fees and other (a)	$4,195	$3,368	$11,889	$10,731
Instruments held at fair value - Unrealized gains (losses) (b)	535	(1,476)	173	(3,338)
Total OTTI losses	—	—	(398)	—
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	—	—	257	—
Net impairment losses recognized in earnings	—	—	(141)	—
Net realized and unrealized gains (losses) on derivatives and hedging activities (c)	(3,197)	(1,241)	(27,282)	(1,359)
Net gains (losses) on Trading securities	(2,275)	41	(4,695)	(23)
Fair value gains (losses) on Equity Investments	1,248	—	1,293	—
Provision for litigation settlement on derivative contracts (d)	—	—	—	(70,000)
Total other income (loss)	$506	$692	$(18,763)	$(63,989)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit were $3.8 million and $3.0 million in the third quarter of the current year and in the same period in the prior year.  Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

On a year-to-date basis, Service fees earned on financial letters of credit were $10.8 million in the current year, compared to $8.9 million in the same period in the prior year.

(b)         Changes in fair values on advances and debt elected under the FVO were not material in the 2018 periods in parallel with the decline in new elections to replace run offs.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — Hedging activities reported a net loss of $3.2 million and $1.2 million in the three months ended September 30, 2018 and in the same period in the prior year.  On a year-to-date basis, hedging activities reported a net loss of $27.3 million in the 2018 periods, compared to a net loss of $1.4 million in the same period in the prior year.  See Table 1.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type  for more information.

(d)         Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in a Chapter 11 bankruptcy proceeding.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio at September 30, 2018 and December 31, 2017 (in thousands):

Table 1.11:        Net Gains (Losses) on Trading Securities (a)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net unrealized gains (losses) on Trading securities held at period-end	$(2,460)	$41	$(4,709)	$(10)
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	185	—	14	(13)
Net gains (losses) on Trading securities	$(2,275)	$41	$(4,695)	$(23)

(a)         Securities classified as trading are held for liquidity objectives and carried at fair values.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

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

Summarized below is the impact of hedging activities on earnings, and a description of where the primary components of expenses and income are reported in the Statements of income (in thousands):

Table 1.12:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2018
				Consolidated	Consolidated Obligation
			MPF	Obligation	Discount	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$64,525	$—	$(44)	$(9,664)	$(1,977)	$—	$—	$—	$52,840
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	239	—	—	(1,522)	—	—	—	—	(1,283)
Gains (losses) on cash flow hedges	—	—	—	(28)	—	—	—	—	(28)
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	(235)	—	—	—	—	(235)
Net gains (losses) on swaps and caps in other economic hedges	(26)	2,549	(83)	(477)	—	(337)	9	—	1,635
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(3,286)	(3,286)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	213	2,549	(83)	(2,262)	—	(337)	9	(3,286)	(3,197)

Total earnings impact	$64,738	$2,549	$(127)	$(11,926)	$(1,977)	$(337)	$9	$(3,286)	$49,643

	Three months ended September 30, 2017
				Consolidated	Consolidated Obligation
			MPF	Obligation	Discount	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(29,188)	$—	$(16)	$121	$(7,618)	$—	$—	$—	$(36,701)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	495	—	—	(229)	—	—	—	—	266
Gains (losses) on cash flow hedges	—	—	—	141	—	—	—	—	141
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	12	1	—	—	—	13
Net gains (losses) on swaps and caps in other economic hedges	14	(3)	200	(909)	—	(172)	1	—	(869)
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(792)	(792)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	509	(3)	200	(985)	1	(172)	1	(792)	(1,241)

Total earnings impact	$(28,679)	$(3)	$184	$(864)	$(7,617)	$(172)	$1	$(792)	$(37,942)

	Nine months ended September 30, 2018
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$132,478	$—	$(203)	$(22,881)	$(10,206)	$—	$—	$—	$99,188
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	904	—	—	(2,565)	—	—	—	—	(1,661)
Gains (losses) on cash flow hedges	—	—	—	2	—	—	—	—	2
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	(384)	(12)	—	—	—	(396)
Net gains (losses) on swaps and caps in other economic hedges	222	5,380	(228)	(22,401)	—	(11)	203	—	(16,835)
Price alignment paid on variation margin	—	—	—	—	—	—	—	(8,392)	(8,392)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,126	5,380	(228)	(25,348)	(12)	(11)	203	(8,392)	(27,282)

Total earnings impact	$133,604	$5,380	$(431)	$(48,229)	$(10,218)	$(11)	$203	$(8,392)	$71,906

	Nine months ended September 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(128,149)	$—	$(187)	$15,729	$(23,691)	$—	$—	$—	$(136,298)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,246	—	—	(2,611)	—	—	—	—	(1,365)
Gains (losses) on cash flow hedges	—	—	—	332	—	—	—	—	332
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(114)	(857)	—	—	—	(960)
Net gains (losses) on swaps and caps in other economic hedges	66	58	639	5,659	(63)	(3,767)	109	—	2,701
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(2,067)	(2,067)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,323	58	639	3,266	(920)	(3,767)	109	(2,067)	(1,359)

Total earnings impact	$(126,826)	$58	$452	$18,995	$(24,611)	$(3,767)	$109	$(2,067)	$(137,657)

(a)   Net realized and unrealized gains and losses on derivatives and hedging activities recorded a net loss $3.2 million in the third quarter of 2018, compared to a net loss of $1.2 million in the same period in 2017.  The primary components were - Price alignment interest (“PAI”, the interest expense paid on variation margin) was $3.3 million in the current year third quarter, compared to $0.8 million in the same period in 2017; ASC 815 hedging effects recorded a net fair value loss of $1.3 million in the current year third quarter, compared to a net fair value gain of $0.3 million in the same period in 2017; standalone derivatives in economic hedges recorded a net gain of $1.6 million in the current year third quarter, compared to a net loss of $0.9 million in the same period in 2017.

(b)   Net realized and unrealized gains and losses on derivatives and hedging activities in the year-to-date period ended September 30, 2018 recorded a net loss of $27.3 million, compared to a net loss of $1.4 million in the same period in 2017.  The primary components were - PAI expense was $8.4 million in the current year period, compared to $2.1 million in the same period in 2017; hedging under ASC 815 recorded a net fair value loss of $1.7 million in the current year period, compared to a net fair value loss of $1.4 million in the same period in 2017; standalone derivatives in economic hedges recorded a net loss of $16.8 million (primarily accrued interest paid on interest rate basis swaps in economic hedges of floating-rate CO bonds indexed to the 1-month LIBOR), compared to a net fair value gain of $2.7 million in the same period in 2017.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income.

The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.13:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Accumulated other comprehensive income (loss) from cash flow hedges
Beginning of period	$57,985	$(50,115)	$(19,877)	$(47,018)
Net hedging transactions (a)	25,119	5,381	103,014	1,681
Reclassified into earnings	(64)	301	(97)	904
End of period (b)	$83,040	$(44,433)	$83,040	$(44,433)

(a)         Net hedging transactions represented the effects of valuation changes of interest rate swaps in ASC 815 cash flow hedges.  Valuation gains were unrealized and were consistent with higher long-term swap rates at September 30, 2018, compared to long-term swap rates at the beginning of the three and nine months ended on that date.

Valuation changes recorded in AOCI were associated with the two cash flow programs described below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In this program, valuation changes are typically determined by changes in long-term swap rates; and generally, valuation gains will be recorded when long-term swap rates rise, and valuation losses will be recorded when long-term swap rates decline.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2018 Periods Compared to 2017 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.14:        Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$2,134	17.88%	$1,475	13.91%
Depreciation and leasehold amortization	1,284	10.76	1,155	10.89
All others (b)	8,520	71.36	7,973	75.20
Total Operating Expenses	$11,938	100.00%	$10,603	100.00%

Total Compensation and Benefits	$18,639		$17,673
Finance Agency and Office of Finance (c)	$4,034		$3,495
Other expenses (d)	$2,891		$1,006

	Nine months ended September 30,
	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$6,213	18.66%	$3,904	13.11%
Depreciation and leasehold amortization	3,819	11.47	3,216	10.80
All others (b)	23,256	69.87	22,659	76.09
Total Operating Expenses	$33,288	100.00%	$29,779	100.00%

Total Compensation and Benefits	$54,896		$51,662
Finance Agency and Office of Finance (c)	$11,934		$10,472
Other expenses (d)	$6,412		$3,022

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

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expenses increased in the current year periods primarily due to increase in consulting fees for technology related projects.

(c)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

(d)         The category Other expenses included contributions to homeowners and small businesses under a newly established hurricane relief grant program, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2018 Periods Compared to 2017 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 22, 2018.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Beginning balance	$149,304	$121,282	$131,654	$125,062
Additions from current period’s assessments	17,404	14,895	48,740	37,242
Net disbursements for grants and programs	(6,207)	(9,801)	(19,893)	(35,928)
Ending balance	$160,501	$126,376	$160,501	$126,376

AHP assessments allocated from net income totaled $17.4 million for the quarter ended September 30, 2018, compared to $14.9 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $48.7 million for the 2018 period, compared to $37.2 million for the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2018	December 31, 2017	dollar amount	percentage
Assets
Cash and due from banks	$87,005	$127,403	$(40,398)	(31.71)%
Securities purchased under agreements to resell	4,870,000	2,700,000	2,170,000	80.37
Federal funds sold	14,360,000	10,326,000	4,034,000	39.07
Trading securities	4,642,904	1,641,568	3,001,336	182.83
Equity Investments	52,150	—	52,150	NM
Available-for-sale securities	444,293	577,269	(132,976)	(23.04)
Held-to-maturity securities	17,859,215	17,824,533	34,682	0.19
Advances	100,165,960	122,447,805	(22,281,845)	(18.20)
Mortgage loans held-for-portfolio	2,910,298	2,896,976	13,322	0.46
Accrued interest receivable	288,421	226,981	61,440	27.07
Premises, software, and equipment	45,260	29,697	15,563	52.41
Derivative assets	126,754	112,742	14,012	12.43
Other assets	5,224	7,398	(2,174)	(29.39)

Total assets	$145,857,484	$158,918,372	$(13,060,888)	(8.22)%

Liabilities
Deposits
Interest-bearing demand	$880,886	$1,142,056	$(261,170)	(22.87)%
Non-interest-bearing demand	18,352	17,999	353	1.96
Term	37,000	36,000	1,000	2.78

Total deposits	936,238	1,196,055	(259,817)	(21.72)

Consolidated obligations
Bonds	85,909,679	99,288,048	(13,378,369)	(13.47)
Discount notes	50,821,648	49,613,671	1,207,977	2.43
Total consolidated obligations	136,731,327	148,901,719	(12,170,392)	(8.17)

Mandatorily redeemable capital stock	6,664	19,945	(13,281)	(66.59)

Accrued interest payable	208,985	162,176	46,809	28.86
Affordable Housing Program	160,501	131,654	28,847	21.91
Derivative liabilities	24,351	61,607	(37,256)	(60.47)
Other liabilities	207,585	204,178	3,407	1.67

Total liabilities	138,275,651	150,677,334	(12,401,683)	(8.23)

Capital	7,581,833	8,241,038	(659,205)	(8.00)

Total liabilities and capital	$145,857,484	$158,918,372	$(13,060,888)	(8.22)%

NM — Not meaningful.

Balance Sheet overview September 30, 2018 and December 31, 2017

Total assets decreased to $145.9 billion at September 30, 2018 from $158.9 billion at December 31, 2017, a decrease of $13.0 billion, or 8.2%.

Cash at banks was $87.0 million at September 30, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at September 30, 2018 were $14.4 billion in federal funds sold and $4.9 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at September 30, 2018 to $100.8 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 34.8% to $15.5 billion at September 30, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 36.5% to $23.5 billion at September 30, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $444.3 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at September 30, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (“MBS”), including PLMBS, in the HTM portfolio, were $16.7 billion at September 30, 2018 and at December 31, 2017.  Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $1.3 billion of fixed-rate GSE-issued MBS and $1.2 billion of floating-rate GSE-issued MBS in the nine months of 2018.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at September 30, 2018 and $1.1 billion at December 31, 2017.  We acquired par amounts of $100.0 million in the first nine months of 2018 and paydowns were $65.3 million.  In the same period in 2017, we acquired par amounts of $61.5 million in housing finance bonds and paydowns were $9.8 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At September 30, 2018, trading investments were $3.9 billion in U.S. Treasury notes, $761.5 million in GSE securities, and $3.5 million in Ambac corporate notes.  We acquired $3.2 billion of U.S. Treasury notes, and $421.7 million in GSE securities in the first nine months of 2018.  Ambac corporate notes par $3.4 million were received from the Ambac Corporation as consideration for insurance claims on certain PLMBS.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $52.2 million at September 30, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balance of MPF loans stood at $2.9 billion at September 30, 2018, an increase of $15.6 million from the balance at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the nine months of 2018 were $200.8 million, slightly higher than $199.5 million in the prior year same period.  Acquisitions in the nine months of 2018 were $219.0 million, compared to $338.7 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks consider the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its third annual stress test, and publicly disclosed the most recent stress test results on November 16, 2017 on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At September 30, 2018, actual risk-based capital was $7.5 billion, compared to required risk-based capital of $919.9 million.  To support $145.9 billion of total assets at September 30, 2018, the minimum required total capital was $5.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.5 billion, exceeding required total capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2018, balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (“FRBNY”) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at September 30, 2018 included $85.5 million as demand cash balances at the Federal Reserve Bank of New York (“FRBNY”), $19.2 billion in short-term and overnight loans in the federal funds and the repo markets, and $444.3 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE-issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $34.2 billion, well in excess of the required $3.6 billion.

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  If maturing advances are not replaced, it will have an impact on business volume.  Period-end advance balances were lower at September 30, 2018 compared to December 31, 2017, primarily due to third quarter prepayments and run-offs of adjustable-rate advances (“ARC”) near the second quarter-end in the current year.  On a period-over-period basis, volume of advance business, as measured by average balances, was higher in the nine months of 2018 compared to the 2017 period.

Member demand for advance products

Table 4.1:               Advance Trends

Advance Trends

Par amount of advances outstanding was $100.8 billion at September 30, 2018, compared to $122.7 billion at December 31, 2017.

Carrying value of advances outstanding at September 30, 2018 was $100.2 billion, compared to $122.4 billion at December 31, 2017.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value net loss of $624.8 million at September 30, 2018 and a fair value loss of $265.3 million at December 31, 2017.  For more information about basis adjustments, see Table 4.4 Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:               Advances by Product Type

	September 30, 2018		December 31, 2017
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$23,533,467	23.35%	$37,060,467	30.20%
Fixed Rate Advances	50,268,670	49.87	50,517,644	41.17
Short-Term Advances	15,534,563	15.41	23,818,181	19.41
Mortgage Matched Advances	328,493	0.33	352,859	0.29
Overnight & Line of Credit (OLOC) Advances	3,804,054	3.78	3,748,677	3.05
All other categories	7,321,541	7.26	7,209,613	5.88

Total par value	100,790,788	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(624,828)		(265,260)
Fair value option valuation adjustments and accrued interest	—		5,624

Total	$100,165,960		$122,447,805

For more information about advance product types, see our most recent Form 10-K filed on March 22, 2018.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:               Advances by Interest-Rate Payment Terms

	September 30, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$77,223,677	76.62%	$85,587,792	69.75%
Variable-rate (b)	23,563,191	23.38	37,116,649	30.25
Variable-rate capped or floored (c)	3,000	—	3,000	—
Overdrawn demand deposit accounts	920	—	—	—

Total par value	100,790,788	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(624,828)		(265,260)
Fair value option valuation adjustments and accrued interest	—		5,624

Total	$100,165,960		$122,447,805

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at September 30, 2018, with only 6.2% of advances in the remaining maturity bucket of greater than 5 years (2.5% at December 31, 2017).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:               Advances by Maturity and Yield Type

	September 30, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$46,890,172	46.52%	$54,923,033	44.76%
Due after one year	30,333,505	30.10	30,664,759	24.99
Total Fixed-rate	77,223,677	76.62	85,587,792	69.75

Variable-rate
Due in one year or less	16,354,214	16.22	30,368,458	24.75
Due after one year	7,212,897	7.16	6,751,191	5.50
Total Variable-rate	23,567,111	23.38	37,119,649	30.25
Total par value	100,790,788	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments (a)	(624,828)		(265,260)
Fair value option valuation adjustments and accrued interest (b)	—		5,624
Total	$100,165,960		$122,447,805

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $47.7 billion at September 30, 2018 and $53.6 billion at December 31, 2017.  The application of this accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses at the two dates.  The LIBOR curve, which is the valuation basis for hedged advances under ASC 815, has continued to rise.  Valuations of fixed-rate LIBOR benchmark hedge advances move inversely with the LIBOR curve, and the net cumulative basis losses were consistent with the upward-sloping LIBOR yield curve at September 30, 2018 and December 31, 2017.  Valuation basis losses increased at September 30, 2018 in line with the significant steepening of the forward LIBOR discounting curve at September 30, 2018, relative to December 31, 2017.

Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the hedged advances are held to maturity or are put or called on the early option exercise dates.

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

No advances elected under the FVO were outstanding at September 30, 2018.  Run-offs of advances elected under the FVO were not replaced by new transactions.  At December 31, 2017, valuation adjustments and interest accrued receivable taken together reported net basis gains $5.6 million.  When we elect the FVO, the election is on an instrument-by-instrument basis.  With respect to credit risk on advances elected under the FVO, we have concluded that it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 18 Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:               Hedged Advances by Type

Par Amount	September 30, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullets (a)	$44,059,003	$52,983,896
Fixed-rate putable (b)	3,611,250	567,000
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000

Total Qualifying Hedges	$47,716,828	$53,597,471

Aggregate par amount of advances hedged (c)	$49,282,828	$53,674,759
Fair value basis (Qualifying hedging adjustments)	$(624,828)	$(265,260)

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

Advances elected under the FVO — No Advances elected under the FVO were outstanding at September 30, 2018.  Advances elected under the FVO at December 31, 2017 were shorter-term adjustable-rate (“ARCs”).  When we have elected the FVO for an asset instrument (the advance), the objective has been to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance elected under the FVO are recorded through earnings, and the offset is recorded as a fair value basis adjustment to the carrying values of the FVO advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:               Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2018	December 31, 2017
Advances designated under FVO (a)	—	$2,200,000

(a)         No advance elected under the FVO was outstanding at September 30, 2018 as run-offs were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:               Putable and Callable Advances

	Advances
Par Amount	September 30, 2018	December 31, 2017
Putable/callable	$3,627,825	$597,825
No-longer putable/callable	$647,000	$1,020,500

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

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity Investments in Grantor Trusts, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 5.1:               Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2018	2017	Variance	Variance
State and local housing finance agency obligations (a)	$1,182,190	$1,147,510	$34,680	3.02%
Trading securities (b)	4,642,904	1,641,568	3,001,336	182.83
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	444,293	528,627	(84,334)	(15.95)
Held-to-maturity securities, at carrying value (c)	16,677,025	16,677,023	2	0.00
Total securities	22,946,412	19,994,728	2,951,684	14.76

Equity investments in Grantor trusts (d)	52,150	48,642	3,508	7.21
Securities purchased under agreements to resell	4,870,000	2,700,000	2,170,000	80.37
Federal funds sold	14,360,000	10,326,000	4,034,000	39.07

Total investments	$42,228,562	$33,069,370	$9,159,192	27.70%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  We acquired par amounts of $100.0 million in the first nine months of 2018 and paydowns were $65.3 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $3.2 billion of U.S. Treasury notes and $421.7 million of GSE securities in the first nine months of 2018.  We received par amounts of $3.4 million of Ambac corporate notes from the insurer Ambac Corporation as consideration for insurance claims on certain insured private-label MBS.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were designated as AFS in the first nine months of 2018.  AFS securities outstanding are all GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $2.6 billion of GSE-issued MBS were acquired in 2018 and designated as HTM.  MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS.

(d)        Funds in the grantor trusts were designated as Equity Investments at January 1, 2018.  Prior to January 1, 2018, the funds were classified as AFS.  In the first nine months of 2018, investments made were $2.8 million and payouts to retirees were $1.3 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefit Equalization Pension plans.  For more information about the pension plans, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2018.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 5.2:               Investment Debt Securities Issuer Concentration

	September 30, 2018			December 31, 2017
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$4,888,644	$4,825,242	64.48%	$5,009,067	$5,019,957	60.78%
Freddie Mac	12,056,624	11,970,140	159.02	11,986,984	12,055,501	145.45
Ginnie Mae	24,058	24,256	0.32	28,237	28,412	0.34
All Others - PLMBS	151,992	186,864	2.00	181,362	216,793	2.20
Non-MBS (b)	1,182,190	1,156,567	15.59	1,196,152	1,163,379	14.51

Total Investment Debt Securities	$18,303,508	$18,163,069	241.41%	$18,401,802	$18,484,042	223.28%

Categorized as:
Available-for-Sale Securities	$444,293	$444,293		$577,269	$577,269
Held-to-Maturity Securities	$17,859,215	$17,718,776		$17,824,533	$17,906,773

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS — Housing finance agency bonds were included at September 30, 2018 and December 31, 2017.  The line also included funds in grantor trusts at December 31, 2017.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:               External Rating of the Held-to-Maturity Portfolio

	September 30, 2018
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$820	$16,526,350	$106,097	$9,172	$34,586	$16,677,025
State and local housing finance agency obligations	30,700	1,128,265	5,895	17,330	—	1,182,190

Total Long-term securities	$31,520	$17,654,615	$111,992	$26,502	$34,586	$17,859,215

	December 31, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$989	$16,497,280	$114,833	$19,637	$44,284	$16,677,023
State and local housing finance agency obligations	36,400	1,085,220	25,890	—	—	1,147,510

Total Long-term securities	$37,389	$17,582,500	$140,723	$19,637	$44,284	$17,824,533

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:               External Rating of the Available-for-Sale Portfolio

	September 30, 2018			December 31, 2017
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$444,293	$—	$444,293	$528,627	$—	$528,627
Other - Grantor trust	—	—	—	—	48,642	48,642

Total Available-for-sale securities	$444,293	$—	$444,293	$528,627	$48,642	$577,269

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

Fair Value Levels of Investment Debt Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.  For a comparison of carrying values and fair values of investment debt securities, see financial statements, Note 5. Trading securities, Note 7. Available-for-Sale Securities and Note 8. Held-to-Maturity Securities.  For more information about the corroboration and other analytical procedures performed, see Note 18. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates and amortized cost by contractual maturities (dollars in thousands):

Table 5.5:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2018		December 31, 2017
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$523,793	2.19%	$880,774	2.45%
Due after one year through five years	5,102,801	3.00	4,650,579	2.78
Due after five years through ten years	7,779,355	2.87	8,225,685	2.23
Due after ten years	3,722,358	2.90	3,458,160	2.57

Total mortgage-backed securities	$17,128,307	2.90%	$17,215,198	2.46%

A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  Cash flow analysis in the nine months ended September 30, 2018 identified de minimis deterioration in the performance parameters of previously impaired private-label MBS.  Credit OTTI charged to earnings was $141 thousand in the second quarter of 2018.  No OTTI was recorded in the third quarter of 2018 and in the same period in 2017.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $4.9 billion at September 30, 2018 and $2.7 billion at December 31, 2017.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $14.4 billion at September 30, 2018 and $10.3 billion at December 31, 2017, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.6:               Trading Securities

	Trading Securities
	September 30, 2018	December 31, 2017

Par value	$4,678,351	$1,648,377
Amortized cost	$4,648,191	$1,642,637
Carrying/Fair value	$4,642,904	$1,641,568

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.9 billion at September 30, 2018, an increase of $15.6 million (net of acquisitions and paydowns) from the balance at December 31, 2017.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).

Mortgage Partnership Finance Program - We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 22, 2018.

We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.

Mortgage loans — Conventional and Insured Loans - The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:               MPF by Conventional and Insured Loans

	September 30, 2018	December 31, 2017

Federal Housing Administration and Veteran Administration insured loans	$229,318	$235,232
Conventional loans	2,636,631	2,615,140

Total par MPF loans	$2,865,949	$2,850,372

Mortgage Loans — Loss Sharing and the Credit Enhancement Waterfall - For all loans acquired prior to June 1, 2017, the credit enhancement was computed as the amount that would bring an uninsured loan to “Double A” credit risk.  For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk.  In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the credit obligation of the PFI.  We assume all residual risk.  Also, see financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.2:               Geographic Concentration of MPF Loans

	September 30, 2018		December 31, 2017
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.0%	60.3%	69.1%	59.5%

Table 6.3:               Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$259,335	9.05%
Sterling National Bank (b)	244,050	8.52
Bethpage Federal Credit Union	243,411	8.49
Teachers Federal Credit Union	183,825	6.41
Investors Bank	178,795	6.24
All Others	1,756,533	61.29

Total	$2,865,949	100.00%

	December 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$273,060	9.58%
Sterling National Bank (b)	265,526	9.32
Bethpage Federal Credit Union	189,025	6.63
Investors Bank	186,397	6.54
Teachers Federal Credit Union	177,230	6.22
All Others	1,759,134	61.71

Total	$2,850,372	100.00%

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

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) was $85.9 billion (par, $85.6 billion) at September 30, 2018, compared to $99.3 billion (par, $98.9 billion) at December 31, 2017.  On average, CO bonds funded 60.5% and 61.4% of earning assets in the nine months ended September 30, 2018 and in the same period in the prior year.

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

Consolidated obligation discount notes — The carrying value of Consolidated obligation discount notes outstanding was $50.8 billion at September 30, 2018 and $49.6 billion at December 31, 2017.  On average, discount notes funded 33.7% of earning assets in the nine months ended September 30, 2018, compared to 32.1% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at September 30, 2018 and December 31, 2017, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

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

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$19,041,270	22.24%	$24,080,150	24.36%
Fixed-rate, callable	4,136,000	4.83	3,658,000	3.70
Step Up, callable	865,000	1.01	253,000	0.26
Single-index floating rate	61,571,000	71.92	70,860,000	71.68

Total par value	85,613,270	100.00%	98,851,150	100.00%

Bond premiums	44,967		54,654
Bond discounts	(30,035)		(27,335)
Hedge valuation basis adjustments (a)	151,585		273,585
Hedge basis adjustments on terminated hedges (b)	130,737		134,920
FVO (c) - valuation adjustments and accrued interest	(845)		1,074

Total Consolidated obligation-bonds	$85,909,679		$99,288,048

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

(a)         Hedge valuation basis — The reported carrying values of hedged Consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The LIBOR discounting curve has continued to increase and has generated period-over-period valuation gains.  Coupon rates on vintage hedged debt is another factor that would impact valuation gains and losses, as would the volume of debt that is hedged.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $12.3 billion at September 30, 2018 and $15.8 billion at December 31, 2017.

The application of the valuation and accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses at the two balance sheet dates, primarily due to vintage long-term bonds, which had been issued in the then prevailing higher interest rate environment.  The remaining hedged bonds - short and medium-term fixed-rate debt, which had been issued in recent years at coupons lower than the prevailing yields, generated valuation basis gains, partly offsetting the valuation basis losses on the vintage hedged debt.  The small period-over-period decline in unrealized valuation losses were consistent with the decline in the volume of hedged debt, partly offset by valuation gains due to the sharp steepening of the swap yield curve at September 30, 2018.  Generally, hedge valuation basis are unrealized and will reverse to zero if hedged debt are held to their maturity or to their call dates.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  The notional amounts of CO bonds elected under the FVO were $680.0 million at September 30, 2018 and $1.1 billion at December 31, 2017.  Run-offs of bonds elected under the FVO were not replaced by new transactions, explaining the decline in the valuation basis.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and medium-term, and fluctuations in their valuations were not significant as the bonds re-priced relatively frequently to market indices, keeping valuations near to par, although inter-period valuation volatility is likely.

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullet bonds	$9,452,700	$14,326,105
Fixed-rate callable bonds	2,853,000	1,453,000
	$12,305,700	$15,779,105

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2018	December 31, 2017
Bonds designated under FVO	$680,000	$1,130,000

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2018	December 31, 2017
Bonds designated as economically hedged
Floating-rate bonds (a)	$27,835,000	$35,390,000
Fixed-rate bonds (b)	20,000	15,000
	$27,855,000	$35,405,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR.  With the execution of basis hedges, the bonds were swapped in economic hedges to 3-month LIBOR, mitigating the basis risk between the 1-month LIBOR and the 3-month LIBOR, which is our benchmark rate.  The decline in floating-rate bonds was due to decline in funding requirements in line with the decline in variable-rate advances.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:               Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$72,237,075	84.38%	$84,436,565	85.42%
Due or callable after one year through two years	6,064,035	7.08	7,266,255	7.35
Due or callable after two years through three years	1,667,640	1.95	1,917,400	1.94
Due or callable after three years through four years	1,009,530	1.18	973,595	0.98
Due or callable after four years through five years	1,001,540	1.17	947,835	0.96
Thereafter	3,633,450	4.24	3,309,500	3.35

Total par value	85,613,270	100.00%	98,851,150	100.00%

Bond premiums	44,967		54,654
Bond discounts	(30,035)		(27,335)
Hedge valuation basis adjustments	151,585		273,585
Hedge basis adjustments on terminated hedges	130,737		134,920
FVO - valuation adjustments and accrued interest	(845)		1,074

Total bonds	$85,909,679		$99,288,048

(a)   Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations  — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  The call options are exercisable as either a one-time option or quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 7.6:               Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2018	December 31, 2017
Callable	$5,001,000	$3,911,000
Non-Callable	$80,612,270	$94,940,150

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:               Discount Notes Outstanding

	September 30, 2018	December 31, 2017
Par value	$50,930,582	$49,685,334
Amortized cost	$50,821,648	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	—	3,003
Total discount notes	$50,821,648	$49,613,671
Weighted average interest rate	2.05%	1.23%

(a)         At December 31, 2017, valuation basis adjustment losses, including unaccreted discounts, were recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values include unaccreted discounts.  At September 30, 2018, no discount notes elected under the FVO were outstanding, as run offs were not replaced.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:               Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2018	December 31, 2017
Discount notes designated under FVO (a)	$—	$2,309,618

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

(a)         When we elect the FVO for discount notes, the intent is to partly offset the volatility of floating-rate advances elected under the FVO.  No discount notes elected under the FVO were outstanding, as run offs were not replaced in parallel with the decline in advances under the FVO.  When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:               Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2018	December 31, 2017
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,349,000

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

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	September 30, 2018	December 31, 2017
Capital Stock (a)	$5,856,003	$6,750,005
Unrestricted retained earnings (b)	1,111,825	1,067,097
Restricted retained earnings (c)	566,748	479,185
Accumulated Other Comprehensive Income (Loss)	47,257	(55,249)
Total Capital	$7,581,833	$8,241,038

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

(b)         Unrestricted retained earnings — Net Income for the nine months ended September 30, 2018 was $437.8 million; $4.9 million of a cumulative adjustment from adoption of ASU 2016-01 at January 1, 2018 was added to Unrestricted retained earnings; $87.6 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $310.4 million to members as dividends in the nine months ended September 30, 2018.  As a result, Unrestricted retained earnings increased by $44.7 million to $1.1 billion at September 30, 2018.

(c)          Restricted retained earnings — Restricted retained earnings balance at September 30, 2018 has grown to $566.7 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2018	December 31, 2017

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity
securities, net of accretion (a)	$(11,898)	$(14,803)
Net unrealized gains (losses) on available-for-sale securities (b)	4,909	10,178
Net unrealized gains (losses) on hedging activities (c)	83,040	(19,877)
Employee supplemental retirement plans (d)	(28,794)	(30,747)
Total Accumulated other comprehensive income (loss)	$47,257	$(55,249)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined at September 30, 2018, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities); non-credit adjustments recorded in AOCI in the third quarter of 2018 were not material.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value basis of MBS securities; at December 31, 2017, the balance also included grantor trust funds, which had then been designated as available-for-sale.

(c)          Cash flow hedge valuation gains (losses) — Balances represented cumulative fair value basis on the two cash flow hedging strategies at the balance sheet dates.  Financial statements, Note 17.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:               Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2018	September 30, 2017
Cash dividends paid per share	$4.92	$4.02
Dividends paid (a) (c)	$310,444	$248,456
Pay-out ratio (b)	70.91%	74.34%

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the FHLBNY was in a liability position and counterparties were in gain positions, the fair values and notional amounts were grouped together (in thousands):

Table 9.1:               Derivatives Counterparty Credit Ratings

	September 30, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$6,185,064	$200,416	$(75,310)	$125,106	$(100,984)	$24,122
Cleared derivatives assets (d)	23,355,709	810	—	810	—	810
	29,540,773	201,226	(75,310)	125,916	(100,984)	24,932
Liability positions with credit exposure
Uncleared derivatives
Double A liability	210,000	(1,331)	1,360	29	—	29
Single A liability (c)	1,652,595	(13,304)	14,113	809	—	809
Cleared derivatives liability (d)	62,110,157	—	—	—	239,363	239,363
	63,972,752	(14,635)	15,473	838	239,363	240,201
Total derivative positions with non-member counterparties to which the Bank had credit exposure	93,513,525	186,591	(59,837)	126,754	138,379	265,133
Total	$93,513,525	$186,591	$(59,837)	$126,754	$138,379	$265,133
Derivative positions without credit exposure	5,453,004
Total notional	$98,966,529

	December 31, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,430,433	$157,922	$(45,180)	$112,742	$(103,036)	$9,706
Liability positions with credit exposure
Cleared derivatives liability (d)	103,391,947	—	—	—	239,064	239,064
Total derivative positions with non-member counterparties to which the Bank had credit exposure	105,822,380	157,922	(45,180)	112,742	136,028	248,770
Total	$105,822,380	$157,922	$(45,180)	$112,742	$136,028	$248,770
Derivative positions without credit exposure	9,354,161
Total notional	$115,176,541

(a)   Includes margins in excess of fair values that were posted to counterparties, and were classified as a component of derivative assets, as they represented a receivable and an exposure for the FHLBNY.

(b)   Non-cash collateral securities.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities are not transferred.

(c)    NRSRO Ratings.

(d)   On Cleared derivatives, we are required to pledge initial margin to Derivative Clearing Organizations (“DCOs”).  At September 30, 2018 and December 31, 2017, we had pledged $239.4 million and $239.1 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

For additional information, and an analysis of our exposure due to non-performance of swap counterparties, see Table “Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation” in Note 17. Derivatives and Hedging Activities to financial statements.  For information about the methodologies adopted for the fair value measurement of derivatives, see financial statements, Note 18.  Fair Values of Financial Instruments.

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

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2018	$1,100	$101,586	$100,486
June 30, 2018	1,102	103,651	102,549
March 31, 2018	1,115	114,922	113,807
December 31, 2017	1,654	108,241	106,587

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2018	$10,125	$38,739	$28,614
June 30, 2018	10,059	38,398	28,339
March 31, 2018	7,941	38,370	30,429
December 31, 2017	9,705	33,398	23,693

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:        Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2018	$3,603	$34,156	$30,553
June 30, 2018	3,320	33,846	30,526
March 31, 2018	4,040	33,494	29,454
December 31, 2017	2,276	29,131	26,855

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Outstanding at end of the period (a)	$50,821,648	$49,613,671	$55,593,000	$56,494,100
Weighted-average rate at end of the period (b)	2.05%	1.23%	2.04%	1.31%
Average outstanding for the period (a)	$53,057,161	$45,895,662	$59,881,944	$39,454,853
Weighted-average rate for the period	1.67%	0.85%	1.75%	0.96%
Highest outstanding at any month-end (a)	$59,769,950	$57,330,972	$70,377,100	$56,494,100

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

Advisory Bulletin (“AB”) 2018-07 Federal Home Loan Bank Liquidity Guidance (“Liquidity Guidance AB”). On August 23, 2018, the FHFA issued a final AB on FHLBank liquidity that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. As of March 31, 2019, the Liquidity Guidance AB rescinds 2009 liquidity guidance issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (“SLOCs”). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks will be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten and thirty calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding SLOC commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20%) and one-year (-25 to -35 percent) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addressed liquidity stress testing, contingency funding plans and an adjustment to the FHLBNY’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019.  The FHLBNY is still evaluating the impact of the Liquidity Guidance AB; our initial assessment is that the fully phased-in Guidance will likely require us to hold additional amounts of liquid assets and could increase the Bank’s cost of funding.

Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the FHFA proposed amending its rule on golden parachute payments (“Golden Parachute Rule”) to better align the Golden Parachute Rule with areas of the FHFA’s concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent.  The proposed amendments would:

•                  Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees, and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•                  Revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach; and

•                  Align procedures and outcomes of review with requirements of the FHFA’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018.  Ten of the FHLBanks and the Office of Finance provided a joint comment letter on October 12 related to clarifying certain provisions of the proposed amendment. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Final Rule on Indemnification Payments. On October 4, 2018, the FHFA published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•                  premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

•                  expenses of defending an action, subject to the FHLBank or the Office of Finance’s board of directors conducting a due investigation and making a written determination that the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or Office of Finance and such payments will not materially adversely affect the safety and soundness of the FHLBank or the Office of Finance (as the case may be) and the affiliated party agreeing to repay those expenses in certain instances; and

•                  amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule became effective November 5, 2018. The Bank does not expect that the rule will materially impact the Bank.

Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration, and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities.  On October 10, 2018, the Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration, and FHFA published final amendments to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the OCC’s, FRB’s, and FDIC’s final qualified financial contract rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended solely to conform to the qualified financial contract rules. The qualified financial contract rules previously published by the OCC, FRB, and FDIC require their respective regulated entities to amend covered qualified financial contracts to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s). The final rule will become effective on November 9, 2018.  The Bank does not expect this rule to materially affect our financial condition or results of operations.

Proposed Federal Home Loan Bank Housing Goals Amendment.  On November 2, 2018, the FHFA published in the Federal Register a notice of proposed rulemaking to amend existing Federal Home Loan Bank Housing Goal regulations applicable to the Bank’s Mortgage Purchase Finance and other Acquired Member Assets (AMA) programs. The FHFA is recommending the replacement of the existing four retrospective low-income housing goals with new goals as discussed below. The FHFA is also proposing to eliminate the existing $2.5 billion volume threshold that triggers the current application of the housing goals for each FHLBank.

As proposed, the FHFA would provide to each FHLBank a prospective annual goal of purchasing at least 20 percent of its annual AMA production from low- income families or from properties in low-income areas (subject to a sub-limit that no more than 25 percent of the loans purchased from low income areas can come from borrowers having incomes above 80 percent of the adjusted median area income).

Additionally, the proposal includes a small FHLBank member participation housing goal.  For each calendar year, the percentage of all AMA sellers that are AMA sellers with assets that do not exceed the community financial institution (CFI) asset cap of $1.173 billion must meet or exceed either:

(i)    50% of the AMA sellers;

(ii)   a percentage that is three percentage points greater than the percentage of the FHLBank’s AMA users with assets that do not exceed the preceding year’s CFI asset cap; or

(iii)  a specific housing goal requested by a FHLBank and approved by the FHFA.

The CFI asset cap is subject to annual adjustment by the FHFA based on changes to the consumer price index.

The proposed rule contemplates a three year phase-in period.  It also allows an FHLBank to propose an alternate level of a housing goal upon its showing of infeasibility.

Public comments on the proposal are due to the FHFA by January 31, 2019. The Bank is beginning the process of studying the ramifications of this proposed rulemaking.

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

•                  The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case.  Although, we previously also had a limit at a -200bps shock, in the third quarter of 2018 an internal review was performed and at the recommendation of management, the -200bp shock was suspended by the Board of Directors on September 20, 2018 for the remainder of the year.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down 200bps measurement presented between the third quarter of 2017 and the fourth quarter of 2017.  However, the Bank has presented a down 100bps measurement beginning in the fourth quarter of 2017 and a down 200bps in 2018):

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2018	0.10	-1.58	-0.46	0.43
June 30, 2018	0.00	-1.99	-0.62	0.44
March 31, 2018	-0.15	-1.75	-0.75	0.40
December 31, 2017	-0.37	N/A	-0.95	0.36
September 30, 2017	-0.38	N/A	N/A	0.54

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

One Year Re-pricing Gap
September 30, 2018	$6.363 Billion
June 30, 2018	$6.527 Billion
March 31, 2018	$6.738 Billion
December 31, 2017	$7.592 Billion
September 30, 2017	$6.496 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  Due to the ongoing low interest rate environment, the down 200bps measurement was not presented between the third quarter of 2017 to the third quarter of 2018; however, the Bank has presented a down 100bps measurement beginning in the fourth quarter of 2017.

With respect to the Bank’s Net Interest Income (NII) Sensitivity to a -200bps parallel yield shift, this Board limit contained in this model was originally constructed to measure income variability from mortgage prepayment risk.  However, the model’s measurement did not account for either outlier results in near zero interest rate environments or expected management actions.  An internal review was performed and, at the recommendation of management, this limit was suspended by the Board of Directors on September 20, 2018 for the remainder of the year.  The limit may be refined and reported on in future filings.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
September 30, 2018	N/A	-6.56%	13.14%
June 30, 2018	N/A	-3.16%	5.53%
March 31, 2018	N/A	-2.69%	3.98%
December 31, 2017	N/A	-3.14%	7.02%
September 30, 2017	N/A	N/A	3.19%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down 200bps measurement was not presented between the third quarter of 2017 to the fourth quarter of 2017; however, the Bank has presented a down 100bps measurement beginning the fourth quarter of 2017 and a down 200bps in 2018):

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
September 30, 2018	-1.12%	-0.20%	-0.58%
June 30, 2018	-1.13%	-0.24%	-0.57%
March 31, 2018	-1.69%	-0.52%	-0.40%
December 31, 2017	N/A	-0.81%	-0.20%
September 30, 2017	N/A	N/A	-0.39%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2018 and December 31, 2017 (in millions):

	Interest Rate Sensitivity
	September 30, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$20,340	$137	$494	$426	$2,012
MBS investments	8,906	274	2,458	1,703	3,808
Adjustable-rate loans and advances	23,566	—	—	—	—
Net unswapped	52,812	411	2,952	2,129	5,820

Liquidity trading portfolio	2,330	1,079	1,236	3	—
Swaps hedging investments	2,340	(1,090)	(1,250)	—	—
Net liquidity trading portfolio	4,670	(11)	(14)	3	—

Fixed-rate loans and advances	36,833	10,124	19,570	5,603	5,095
Swaps hedging advances	37,978	(9,446)	(18,217)	(5,253)	(5,062)
Net fixed-rate loans and advances	74,811	678	1,353	350	33

Total interest-earning assets	$132,293	$1,078	$4,291	$2,482	$5,853

Interest-bearing liabilities:
Deposits	$905	$13	$—	$—	$—
Discount notes	50,704	118	—	—	—
Swapped discount notes	(2,634)	—	858	198	1,578
Net discount notes	48,070	118	858	198	1,578

Consolidated Obligation Bonds
FHLBank bonds	62,966	6,706	9,483	2,922	3,689
Swaps hedging bonds	14,086	(5,856)	(6,572)	(908)	(750)
Net FHLBank bonds	77,052	850	2,911	2,014	2,939

Total interest-bearing liabilities	$126,027	$981	$3,769	$2,212	$4,517
Post hedge gaps (a):
Periodic gap	$6,266	$97	$522	$270	$1,336
Cumulative gaps	$6,266	$6,363	$6,885	$7,155	$8,491

	Interest Rate Sensitivity
	December 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$14,238	$159	$545	$442	$1,771
MBS investments	9,291	855	2,059	1,979	3,055
Adjustable-rate loans and advances	37,120	—	—	—	—
Net unswapped	60,649	1,014	2,604	2,421	4,826

Liquidity trading portfolio	239	1,256	147	—	—
Swaps hedging investments	1,408	(1,261)	(147)	—	—
Net liquidity trading portfolio	1,647	(5)	—	—	—

Fixed-rate loans and advances	43,147	11,835	21,227	7,438	1,940
Swaps hedging advances	39,629	(10,719)	(19,886)	(7,127)	(1,897)
Net fixed-rate loans and advances	82,776	1,116	1,341	311	43

Total interest-earning assets	$145,072	$2,125	$3,945	$2,732	$4,869

Interest-bearing liabilities:
Deposits	$1,166	$12	$—	$—	$—
Discount notes	49,424	189	—	—	—
Swapped discount notes	(2,349)	—	525	531	1,293
Net discount notes	47,075	189	525	531	1,293

Consolidated Obligation Bonds
FHLBank bonds	65,519	18,199	9,250	2,545	3,509
Swaps hedging bonds	24,199	(16,754)	(6,057)	(638)	(750)
Net FHLBank bonds	89,718	1,445	3,193	1,907	2,759

Total interest-bearing liabilities	$137,959	$1,646	$3,718	$2,438	$4,052
Post hedge gaps (a):
Periodic gap	$7,113	$479	$227	$294	$817
Cumulative gaps	$7,113	$7,592	$7,819	$8,113	$8,930

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2018.  Based on this evaluation, they concluded that as of September 30, 2018, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as follows:

Possible replacement of the LIBOR benchmark interest rate may have an impact on the FHLBNY’s business, financial condition or results of operations.  On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. During the third quarter of 2018, certain market participants began moving more aggressively towards the utilization of SOFR with the issuance of debt securities indexed to SOFR. As noted throughout this report, many of the FHLBNY’s assets and liabilities are indexed to LIBOR. The FHLBNY is evaluating and preparing for the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the use of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including, for example, the development of a term structure, credit adjustments and option structures for SOFR based instruments.  If existing Libor instruments are transferred to a SOFR basis, it is possible that large amounts of value could be gained or lost in the transfer.  Introduction of an alternative rate also may introduce additional basis risk for market participants, including the FHLBNY, as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. The FHLBNY is not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the FHLBNY’s business, financial condition, or results of operations.

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

Item 6.                                      Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2019 Director Compensation Policy, effective as of January 1, 2019 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 8, 2018