Form 10-K
period 2018-12-31
Federal Home Loan Bank of New York
filed 2019-03-21
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2018, the aggregate par value of the common stock held by members of the registrant was approximately $6,276,226,700.  At February 28, 2019, 55,570,878 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2018 Annual Report on Form 10-K

Part I

Item 1.                                 Business.

General

The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”) is a federally chartered corporation exempt from federal, state and local taxes except local real property taxes.  It is one of eleven district Federal Home Loan Banks (FHLBanks).  The FHLBanks are U.S. government-sponsored enterprises (GSEs), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment.  Our defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  We provide a readily available, low-cost source of funds for our member institutions.

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

All federally insured depository institutions, federally insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Four CDFIs were members of the FHLBNY at December 31, 2018.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see financial statements, Note 20.  Related Party Transactions, and also Item 13.  Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

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

We obtain our funds from several sources.  A primary source is the issuance of FHLBank debt instruments, called Consolidated obligations, to the public.  The issuance and servicing of Consolidated obligations are performed by the Office of Finance, the fiscal agent for the issuance and servicing of Consolidated obligations on behalf of the 11 FHLBanks.  These debt instruments represent the joint and several obligations of all the FHLBanks.  Because the FHLBanks’ Consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by Standard & Poor’s Rating Services (S&P or Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock.  Deposits may be accepted from member financial institutions and federal instrumentalities.

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

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in financial statements, Note 16. Employee Retirement Plans.

A Joint Capital Enhancement Agreement (Capital Agreement) among the 11 FHLBanks requires each FHLBank to enhance its capital position, and each FHLBank will contribute 20% of its Net income each quarter to its own restricted retained earnings account at the FHLBank until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.

The FHLBNY is supervised by the Federal Housing Finance Agency (FHFA or the Finance Agency), the independent Federal regulator of the FHLBanks, the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae).  The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 328 members at December 31, 2018 and 330 members at December 31, 2017.

Due to the penetrated market, there are few opportunities to gain members.  However, we continue to engage the member prospects who are eligible to join.  In addition, foreign banks with charters based in our membership district are another potential pool of prospects.  This is not a new trend as we currently have members who have parent companies outside the United States.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total

December 31, 2018	129	74	95	26	4	328

December 31, 2017	134	81	93	19	3	330

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

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $97.5 million in 2018, $94.3 million in 2017 and $86.8 million in 2016.  The revenues were not a significant source of interest income.

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

Advances to members, including former members, constituted 72.8% and 77.1% of our total assets of $144.4 billion and $158.9 billion at December 31, 2018 and 2017.  In terms of revenues, interest income derived from advances were $2.5 billion, $1.6 billion and $0.9 billion, representing 70.3%, 69.7%, and 67.6% of total interest income in 2018, 2017 and 2016.  Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions.  For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.9 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members.  These initiatives are referred to as Acquired Member Assets (AMA) programs.  At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (MPF®) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members.  Members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired.  Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved.  This provides a double-A equivalent level of creditworthiness on the mortgages.  The amount of this credit enhancement is fully collateralized by the member.  We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

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

For additional discussion on our mortgage loans and their related credit risk, see financial statements, Note 10. Mortgage Loans Held-for-Portfolio.  Also see Tables 5.1 to 5.3 and accompanying discussions in this MD&A.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (Community Investment Cash Advance Programs) states in general that each FHLBank shall establish an Affordable Housing Program (AHP) in accordance with Part 1291, and a Community Investment Program.  The 11 FHLBanks together must annually allocate for the AHP the greater of $100 million or 10 percent of regulatory defined net earnings.  The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

•                  Affordable Housing Program (AHP).  We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to support the creation and preservation of housing for lower income families and individuals through the Affordable Housing Program (AHP).  The program is offered primarily in two forms: a competitive program and a homeownership program.  In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments.  Within each year’s AHP allocation, we have established a program for first time homebuyers called the First Home Clubsm (FHC).  The FHLBNY may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. To be eligible for the first time buyer incentive, households must have incomes at or below 80% of the area median income.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500 to help with closing costs and/or down payment assistance; households are also required to attend counseling provided by a nonprofit housing agency, and we may provide up to $500 to defray the cost.

See financial statements, Note 13.  Affordable Housing Program for assessments allocated from earnings for the periods in this report.

•                  Other Mission—Related Activities. The Bank offers three distinct Community Lending Programs (CLP) that support our member’s community-oriented mortgage lending, which was established under the Community Investment Cash Advance Programs.  The Bank provides reduced interest rate advances to members for lending activity that meet the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), and Urban Development Advance (UDA).  The CLP provides additional support to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households.  The Bank also provides letters of credit in support of projects that meet the CLP program requirements and are offered at reduced fees.  Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of the Bank’s affordable housing and community economic development mission. In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and CLP are absorbed as general operating expenses and are not charged back to the AHP allocation set aside. The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP Loans offered under these programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated, high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, and we are a major lender in this market, particularly in the overnight market.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2006, bonds issued by housing finance agencies, and Grantor Trusts owned by the FHLBNY that invest in mutual funds.  We have a liquidity trading portfolio invested primarily in highly-liquid U.S. Treasury securities to enhance our short-term liquidity positions.  The trading portfolio is not for speculative purposes.

For more information, see financial statements, Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Trading Securities, Note 6. Equity Investments, Note 7. Available-for-Sale Securities, and Note 8. Held-To-Maturity Securities.  Also see Tables 4.1 through 4.7 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2018 and 2017, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.0 trillion, including $134.6 billion and $148.5 billion issued for the FHLBNY and outstanding at those dates.

For more information, see financial statements, Note 12.  Consolidated Obligations.  Also see Tables 6.1 to 6.10 and accompanying discussions in this MD&A.

Finance Agency regulations state that the FHLBanks must maintain, free from any lien or pledge, qualifying assets at least equal to the face amount of Consolidated obligations outstanding.  Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Federal National Mortgage Association (Fannie Mae) or the Government National Mortgage Association (Ginnie Mae); mortgages, obligations, or other securities which are or ever have been sold by the Federal Home Loan Mortgage Corporation (Freddie Mac) under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.  Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

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

Consolidated Obligations Bonds. Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. They can be issued and distributed through negotiated or competitive bidding transactions with approved underwriters or bidding group members.  Consolidated bonds (COs or CO bonds) generally carry fixed- or variable-rate payment terms and have maturities ranging from one month to 30 years.

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

•                  TAP Issue Program — The FHLBanks use the TAP Issue Program to issue fixed-rate, non-callable (bullet) bonds. This program uses specific maturities that may be reopened daily through competitive auctions.  The goal of the TAP Issue Program is to aggregate frequent smaller fixed-rate funding needs into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes.  Discount notes may be offered into the market though the “discount note window”, or through regularly scheduled competitive auctions.  These CO discount notes have a maturity range of one day to one year, are generally issued at or below par, and mature at par.

•                  Discount notes issued through the discount note window are priced daily and distributed through FHLBank authorized dealers.  FHLBanks may request that specific amounts of Consolidated discount notes (CO discount notes or discount notes) with specific maturity dates be offered by the Office of Finance for sale through authorized securities dealers.  The Office of Finance commits to issue CO discount notes on behalf of the requesting FHLBanks after dealers submit orders for the specific CO discount notes offered for sale.  The FHLBanks receive funding based on the time of their request, the rate requested for issuance, the trade date, the settlement date, and the maturity date. However, a FHLBank may receive less than requested (or may not receive any funding) because of investor demand and competing FHLBank requests for the particular funding that the FHLBank is requesting.

•                  Twice weekly, one or more of the FHLBanks may also request that specific amounts of CO discount notes with fixed maturities of 4, 8, 13, and 26 weeks be offered by the Office of Finance through single-price (Dutch) auctions conducted with securities dealers in the discount note selling group.  Issuance is contingent on FHLBank demand for funding with these terms.  Auction sizes and maturity categories are announced to dealers during the auction process on Reuters and other major wire services.  The discount notes offered for sale through Dutch auctions are not subject to a limit on the maximum costs the FHLBanks are willing to pay.  Bids will be accepted from the lowest bid rate until the auction size is met, and all winning bids will be awarded at the highest bid rate accepted, so that the FHLBanks receive funding based on their requests at the highest bid rate accepted.  If the bids submitted are less than the total of the FHLBanks’ requests, an FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering CO discount notes.

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

Capital

From its enactment in 1932, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank capital stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act of 1999, Congress replaced the statutory subscription-based member capital stock purchase formula with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks and required the FHLBanks to develop new capital plans to replace the previous statutory structure.

The FHLBNY’s capital plan bases the stock purchase requirement on the level of activity a member has with the Bank, subject to a minimum membership requirement that is intended to reflect the value to the member of having access to the Bank as a funding source. With the approval of the Board of Directors, we may adjust these requirements from time to time within the ranges established in the capital plan. Any changes to our capital plan must be approved by our Board of Directors and the Finance Agency.

Bank capital stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member’s capital stock will be redeemed by the Bank upon five years notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess capital stock from members.  Our current practice is to acquire excess activity based capital stock daily.

For more information, see Table 7.1 Stockholders’ Capital in this MD&A, and Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the notes to the audited financial statements.

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

The Policy establishes (1) a minimum level of Retained Earnings equal to the Bank’s “Retained Earnings Sufficiency”, which is the FHLBNY’s measure of estimating the Bank’s risk exposures; it is estimated under simulated stressful conditions and scenarios, within a defined confidence interval, on market, credit and operational risks, as well as GAAP accounting exposures related to the fair values of certain financial instruments; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) the target level of Retained Earnings, based on the Retained Earnings Sufficiency level, and (4) a timeline to achieve the targets and to ensure maintenance of appropriate levels of Retained Earnings.

The Bank may pay dividends from Unrestricted Retained Earnings and current net income.  Per Finance Agency regulations, our Board of Directors may declare and pay dividends in either cash or capital stock; our practice has been to pay dividends in cash.  Our dividends and our dividend policy are subject to Federal Housing Finance Agency regulations and policies.

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, Management had determined the Retained Earnings target to be $1,505 million for 2018 (including $250.0 million of Restricted retained earnings (RRE) allocated to Risk Bearing Capacity) and $1,290 million for 2017.  For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,102.8 million and $1,067.1 million at December 31, 2018 and 2017.  Restricted Retained Earnings was $591.3 million and $479.2 million at the two dates.  The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $13.3 million and $55.2 million at December 31, 2018 and 2017.  At December 31, 2018 and 2017, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Retained earnings, beginning of year	$1,546,282	$1,411,965	$1,270,139
Adjustments to opening balance (a)	4,924	—	—
Net Income for the year	560,478	479,469	401,152
	2,111,684	1,891,434	1,671,291
Dividends paid in the year (b)	(417,602)	(345,152)	(259,326)

Retained earnings, end of year	$1,694,082	$1,546,282	$1,411,965

(a)    Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trusts from AFS to Equity Investments.

(b)    Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are not accrued at quarter-end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal Funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital resulting in the creation of a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms.  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposits thru listing service, Federal Funds and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage.  An emerging competitor is Deposits Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick in the use of these wholesale deposits using this vehicle. Repo and Federal Funds have subsided compared to pre-crisis volume and we expect this trend to extend as advances and brokered CDs continue to take market share.  Our larger members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe the competitive landscape is as heightened as it has been since the financial crisis and will be reflected in declining balances and reduced market share.

In the debt markets, we compete for funds in the national and global debt markets.  Competitors include corporations, sovereigns, the U.S. Treasury, supranational entities and Government Sponsored Enterprises including Fannie Mae, Freddie Mac and the Federal Farm Credit Banks (FFCB).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank System debt.  Although the available supply of funds has historically kept pace with the liquidity needs of our members, there can be no assurance this will continue to be the case indefinitely.

There is considerable competition among high credit quality issuers in the markets for callable debt.  The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, when available, a valuable source of competitively priced funding for the FHLBNY.  However, since Money Market Fund Reform, the dominant System issuance has been in simple LIBOR-floaters as money market funds migrated assets from Prime to Government Funds; thereby creating intense demand for qualifying assets such as FHLB debt.  Floaters have been one of the main determinants of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rising rates and yields and availability of alternative investments, particularly in the Repo sector.  The advent of the proposed LIBOR replacement index, the Secured Overnight Financing Rate (SOFR) will also be a potential major source of funding for the System as issuance grows and a derivative market develops in anticipation of a cessation of LIBOR.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

Competition for certain aspects of the FHLBank business model among the 11 member banks of the FHLBanks is limited, although a bank holding company with multiple banking charters may operate in more than one FHLBank’s district.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  The amount of advances borrowed by these entities and the amount of capital stock held, could be material to the business.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds or source deposits from other FHLBanks.  We are permitted by regulation to purchase short-term investments from our members, though we choose to not permit members to borrow unsecured funds from us.

Oversight, Audits, and Examinations

The Federal Housing Finance Agency (Finance Agency or FHFA), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks.  The Housing Act created the FHFA with regulatory authority over FHLBank matters such as: board of director composition, executive compensation, risk-based capital standards and prompt corrective action enforcement provisions, membership eligibility, and low-income housing goals.  The FHFA’s mission, with respect to the FHLBanks, is to ensure that the FHLBanks operate in a safe and sound manner so that the FHLBanks serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Personnel

As of December 31, 2018, we had 314 full-time and no part-time employees.  As of December 31, 2017, we had 308 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

Tax Status

The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments

Affordable Housing Program (AHP) Assessments. — Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must allocate for the AHP the greater of $100 million or 10% of regulatory net income.  Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program.  The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.  We accrue the AHP expense monthly.

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There were no shortfalls in 2018, 2017 and 2016.

Available Information

Our website, www.fhlbny.com, provides copies of the Bank’s recent Form 10-K and Form 10-Q reports and a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank’s and the SEC’s website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

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

Business Risks

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10% of advances by par value to the total par value of all advances outstanding as of a given date.  For more information about concentration, see Note 21.  Segment Information and Concentration to Financial Statements.

Future changes in the regulatory environment for larger members that fall into the category of a Global Systemically Important Bank, may impact our business.  As an example, in November 2014, the Financial Stability Board (FSB) has defined a global standard for minimum amounts of Total Loss Absorbency Capacity (TLAC) to be held by Global Systemically Important Banks (G-SIBs), with the objective of ensuring that G-SIBs have the loss absorbing and recapitalization capacity so that critical functions continue without requiring taxpayer support or threatening financial stability.  TLAC standards will begin to be phased in starting January 1, 2019 to meet certain leverage and other thresholds, which for certain G-SIBs may require changes in balance sheet management, including issuances of additional senior and Tier 2 debt.  Depending on how soon the balance sheet adjustments are made, they could have an impact on our business.

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  In prior years, we experienced significant prepayments of advances by large members, and prepayments due to the acquisition of a member by another bank.

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

At December 31, 2018, advances borrowed by insurance companies accounted for 21.1% of total advances (17.1% at December 31, 2017).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.  Also see Note 9.  Advances to Financial Statements for more information.

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

Market and Economic Risks

Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate could adversely affect FHLBNY’s business, financial condition, and results of operations.  In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced that it may no longer compel banks to submit LIBOR rates after 2021. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee (ARRC), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018. During the third quarter of 2018, several market participants began utilizing SOFR through the issuance of variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR linked consolidated obligation and the Bank began offering SOFR linked advances. As noted throughout this report, many of the FHLBNY’s assets and liabilities are indexed to LIBOR. The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and alternative reference rates such as SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants, including the FHLBNY, as an alternative index is utilized along with LIBOR. The FHLBNY is planning for the eventual replacement of its LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The FHLBNY is not currently able to predict whether LIBOR will remain as an available rate index, whether and when an alternative rate such as SOFR will become a widely accepted market benchmark rate, or what the impact of a possible transition to SOFR or an alternate replacement will have on our business, financial condition, and results of operations.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying value of our portfolio of private-label MBS was $142.6 million at December 31, 2018.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime and subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various Nationally Recognized Statistical Rating Organizations (NRSROs).  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

Credit losses have been insignificant in all periods in this report, but if we were to experience high rates of delinquency and an increase in loss severity trends on the loans underlying the private-label MBS, and face challenging macroeconomic factors, such as continuing high unemployment levels and higher than expected troubled residential mortgage loans, we may have to recognize additional credit losses.

We have also invested in securities issued by Housing Finance Agencies (HFA) as held-to-maturity investments. The cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  The portfolio of HFA securities (carrying value was $1.2 billion at December 31, 2018 and $1.1 billion at December 31, 2017) reported gross unrealized losses of $24.2 million at December 31, 2018 and $33.0 million at December 31, 2017.  Although we have determined that none of the securities is other-than-temporarily impaired, we could realize credit losses from these securities should the underlying loans underperform our projections

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $0.8 million at December 31, 2018 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Item 1B                           Unresolved Staff Comments.

Not applicable.

Item 2.                                 Properties.

At December 31, 2018, we occupied approximately 66,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 52,000 square feet of leased office space at 70 Hudson Street, Jersey City, New Jersey, principally as an operations center.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2018, we had 328 members who held 60,657,989 shares of capital stock between them.  At December 31, 2018, former members held 58,450 shares.  At December 31, 2017, we had 330 members who held 67,500,045 shares of capital stock between them.  At December 31, 2017, former members held 199,447 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

(1)   Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2018, we had 9 housing associates as members.  Advances made to housing associates totaled $5.3 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition. (dollars in thousands):

	2018			2017			2016
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate

November	$107,373		6.90%	$97,005		6.00%	$71,991		5.00%
August	103,573		6.75	85,449		5.50	65,437		4.75
May	105,329		6.50	76,646		5.00	61,535		4.50
February	102,484		6.50	87,638		5.65	61,572		4.65

	$418,759	(b)		$346,738	(b)		$260,535	(b)

(a)         The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $1.2 million, $1.6 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016.

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

Item 6.                                 Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014

Investments (a)	$35,741	$33,069	$30,939	$26,167	$25,201
Advances	105,179	122,448	109,257	93,874	98,797
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,927	2,897	2,747	2,524	2,129
Total assets	144,381	158,918	143,606	123,239	132,825
Deposits and borrowings	1,063	1,196	1,241	1,350	1,999
Consolidated obligations, net
Bonds	84,154	99,288	84,785	67,716	73,536
Discount notes	50,640	49,614	49,358	46,850	50,044
Total consolidated obligations	134,794	148,902	134,143	114,566	123,580
Mandatorily redeemable capital stock	6	20	31	19	19
AHP liability	162	132	125	113	114
Capital
Capital stock	6,066	6,750	6,308	5,585	5,580
Retained earnings
Unrestricted	1,103	1,067	1,029	967	863
Restricted	591	479	383	303	220
Total retained earnings	1,694	1,546	1,412	1,270	1,083
Accumulated other comprehensive loss	(13)	(55)	(96)	(136)	(137)
Total capital	7,747	8,241	7,624	6,719	6,526
Equity to asset ratio (c)	5.37%	5.19%	5.31%	5.45%	4.91%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2018	2017	2016	2015	2014

Investments (a)	$43,370	$36,835	$29,337	$26,944	$28,233
Advances	107,971	109,188	96,201	91,401	93,550
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,899	2,838	2,631	2,362	1,989
Total assets	154,795	149,581	129,260	122,155	125,632
Interest-bearing deposits and other borrowings	1,032	1,768	1,431	1,213	1,705
Consolidated obligations, net
Bonds	93,529	93,352	73,174	69,177	76,580
Discount notes	51,657	45,895	46,508	43,628	38,713
Total consolidated obligations	145,186	139,247	119,682	112,805	115,293
Mandatorily redeemable capital stock	14	22	24	19	22
AHP liability	147	123	114	107	117
Capital
Capital stock	6,166	6,259	5,712	5,299	5,530
Retained earnings
Unrestricted	1,076	1,019	977	875	840
Restricted	532	423	337	252	186
Total retained earnings	1,608	1,442	1,314	1,127	1,026
Accumulated other comprehensive loss	16	(86)	(181)	(149)	(108)
Total capital	7,790	7,615	6,845	6,277	6,448

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2018	2017		2016	2015	2014

Net income	$560	$479		$401	$415	$315
Net interest income (d)	797	722		556	554	444
Dividends paid in cash (e)	417	345		259	228	231
AHP expense	62	53		45	46	35
Return on average equity (f)(i)	7.20%	6.30%		5.86%	6.61%	4.88%
Return on average assets (i)	0.36%	0.32%		0.31%	0.34%	0.25%
Other non-interest (loss) income	(24)	(58)		7	25	6
Operating expenses (g)	127	112	(j)	99 (j)	103	86
Finance Agency and Office of Finance expenses	16	15		13	14	14
Total other expenses (k)	151	131		115	117	100
Operating expenses ratio (h)(i)(j)	0.08%	0.07	%(j)	0.08%	0.08%	0.07%
Earnings per share	$9.09	$7.66		$7.02	$7.83	$5.69
Dividends per share	$6.66	$5.54		$4.73	$4.22	$4.19
Headcount (Full/part time)	314	308		280	273	258

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $0.8 million, $1.0 million, $1.6 million, $0.3 million and $4.5 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

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

(j)            Previously reported comparative numbers have been reclassified to conform to the retrospective adoption of ASU 2017-07 Compensation — Retirement Benefits (Topic 715). The ASU requires only the service cost component of Net periodic benefit cost of pension expenses to be included in compensation costs.

(k)          Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Supplementary financial data for each quarter for the years ended December 31, 2018 and 2017 are presented below (in thousands):

	2018
	4th Quarter (b)	3rd Quarter	2nd Quarter	1st Quarter (a)

Interest income	$962,673	$964,877	$888,289	$770,645
Interest expense	777,089	754,160	680,584	577,626

Net interest income	185,584	210,717	207,705	193,019

Provision (Reversal) for credit losses on mortgage loans	32	(95)	72	(380)
Other income (loss)	(5,108)	506	(676)	(18,593)
Other expenses and assessments	57,777	54,906	51,783	48,581
Net other expenses	62,917	54,305	52,531	66,794
Net income	$122,667	$156,412	$155,174	$126,225

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter (c)

Interest income	$646,804	$616,115	$519,997	$459,387
Interest expense	455,382	435,576	343,883	285,938

Net interest income	191,422	180,539	176,114	173,449

Provision (Reversal) for credit losses on mortgage loans	(3)	(183)	200	(301)
Other income (loss)	5,986	692	1,102	(65,783)
Other expenses and assessments	52,162	47,672	46,103	38,402
Net other expenses	46,173	46,797	45,201	103,884
Net income	$145,249	$133,742	$130,913	$69,565

Interim period — Infrequently occurring items recognized.

(a)   First quarter 2018 —Net income declined due to unrealized fair value losses on standalone derivatives in economic hedges.

(b)   Fourth quarter 2018 — Net income declined due to lower Net interest income and fair value losses on standalone derivatives in economic hedges.

(c)    First quarter 2017 — Net income declined due to the Lehman litigation settlement charge of $70.0 million.

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

•                                          the LIBOR interest rate transition to other alternatives;

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	23 - 24
1.1	Market Interest Rates	33
2.1	Financial Condition	42
3.1 - 3.9	Advances	46 - 50
4.1 - 4.7	Investments	51 - 55
5.1 - 5.3	Mortgage Loans	56 - 57
6.1 - 6.9	Consolidated Obligations	59 - 63
6.10	FHLBNY Ratings	63
7.1 - 7.3	Capital	64 - 65
8.1 - 8.5	Derivatives	65 - 68
9.1 - 9.3	Liquidity	69 - 70
9.4	Short Term Debt	72
9.5 - 9.6	FHFA MBS Limits and Core Mission Achievement	72 - 73
10.1 - 10.14	Results of Operations	74 - 90
11.1	Assessments	91

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-K.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-K should be read in its entirety.

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

2018 Highlights

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments allocated for the FHLBNY’s Affordable Housing Program. 2018 Net income was $560.5 million, an increase of $81.0 million, or 16.9%, compared to 2017.

Summarized below are the primary components of our Net income:

Net interest income — 2018 Net interest income was $797.0 million, an increase of $75.5 million, or 10.5%, from 2017.  Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is typically driven by earning assets and the net interest spread earned in the period.  Other significant drivers would be prepayment fees earned when advances are early terminated by our borrowing members, and the impact on interest income and expense accruals by the interest rate swaps that hedge our assets and liabilities.

Volume related changes in assets and funding mix made a positive year-over-year contribution of $79.6 million.   Yield related changes resulted in a year-over-year decline of $4.1 million.  Average interest-earning assets totaled $154.1 billion in 2018, compared to $148.8 billion in 2017.  Net interest spread was 42 basis points in 2018, compared to 43 basis points in 2017.  Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 52 basis points in 2018, compared to 48 basis points in 2017.

Funding costs continued to benefit from the increased utilization of shorter-term LIBOR-indexed CO bond floaters.  CO LIBOR floaters and CO discount notes, which have been in demand by money fund investors, have largely become the primary funding vehicle for the FHLBNY.

Hedging under ASC 815 benefited Net interest income in 2018, contributing $150.2 million in interest accruals, in contrast to an expense of $161.3 million in 2017.  The rising 3-month LIBOR has driven up the LIBOR-indexed cash flows we received, such that the net cash flows we received on swaps hedging advances made the significant positive contribution to 2018 Net interest income.  While the rising LIBOR had an adverse impact on LIBOR-indexed cash flows paid on swaps hedging funding debt, the negative impact was not as significant.

Other income (loss) — In 2018, Other income (loss) reported a loss of $23.9 million, compared to a loss of $58.0 million in 2017.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $18.4 million in the current year, compared to $15.8 million in 2017.

•                  Financial instruments carried at fair values reported a net valuation gain of $0.2 million in the current year, compared to a net loss of $4.5 million in 2017.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see Table 10.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $40.8 million in the current year, compared to a net gain of $1.9 million in 2017.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 10.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and accompanying discussions in this MD&A.

•                  In 2017, the Bank paid $70.0 million to settle the Lehman litigation and explains the decline in the reported loss in 2018.  The charge was recorded in Other income (loss) as a provision for litigation settlement.

Other expenses were $150.7 million in the current year, compared to $130.9 million in 2017.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $47.9 million in the current year, up from $40.7 million in 2017.  Expense increases were primarily due to new long-term lease agreement executed in the second half of 2017.

•                  Compensation and benefits expenses were $79.0 million in the current year, up from $71.1 million in 2017.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $15.9 million in the current year, compared to $14.7 million in 2017.

•                  Other expenses were $8.0 million in the current year, up from $4.5 million in 2017.  Expense increase was primarily due to contributions towards disaster relief programs and non-service costs of employer sponsored pension programs.

AHP assessments allocated from Net income were $62.4 million in the current year, compared to $53.4 million in 2017.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2018 for a total of $6.66 per share of capital, compared to $5.54 in 2017 and $4.73 in 2016.

Financial Condition — December 31, 2018 compared to December 31, 2017

Total assets decreased to $144.4 billion at December 31, 2018 from $158.9 billion at December 31, 2017, a decrease of $14.5 billion, or 9.1%.

Cash at banks was $85.4 million at December 31, 2018, compared to $127.4 million at December 31, 2017. Money market investments at December 31, 2018 were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.

Advances — Par balances decreased at December 31, 2018 to $105.4 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 37.0% to $15.0 billion at December 31, 2018, compared to $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 37.0% to $23.3 billion at December 31, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $422.2 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at December 31, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio, were $16.3 billion at December 31, 2018 and $16.7 billion at December 31, 2017.  Investments in PLMBS were less than 1% of the HTM portfolio.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at December 31, 2018 and $1.1 billion at December 31, 2017.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury notes, $502.8 million in GSE securities, and $3.3 million in Ambac corporate notes.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that are invested in highly liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $48.2 million at December 31, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at December 31, 2018, an increase of $33.0 million from the balance at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program (operated by the Federal Home Loan bank of Chicago).  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At December 31, 2018, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $797.8 million.  To support $144.4 billion of total assets at December 31, 2018, we exceeded the minimum required total capital of $5.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.8 billion, exceeding required total capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at December 31, 2018 included $83.1 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $11.7 billion in short-term and overnight loans in the federal funds and the repo markets, and $422.2 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE-issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.  The FHLBank debt performance has withstood the impact of the controversy surrounding the debt ceiling, government shutdowns and the rising rate environment.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.

During the periods in this report, we maintained continual access to funding and adapted our debt issuance to meet the liquidity needs of our members and our asset/liability risk management objectives.  Our short-term funding was largely driven by member demand for short-term advances and funding was achieved through the issuance of CO discount notes and short-term CO floaters.  Access to short-term debt markets has been reliable.  Investor demand has been strong, partly due to the money market fund reform and partly due to investors’ preference for liquidity.  Investors have sought the FHLBank’s short-term debt as an asset of choice, and that has led to advantageous funding opportunities and we have adapted our funding tactics to increase the utilization of shorter-term CO floaters.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Advances — We expect our book of advance business to decline somewhat in 2019.  The pace of balance sheet growth in the prior years was concentrated along short-term borrowing.  The borrowing activities of a few large members have been the predominant driver of increase in our book of advance business.  In our forecasts for 2019, short-term borrowings will continue to be a significant percentage of our book of advance business.  However, we cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At December 31, 2018, three members’ advance borrowings totaled 44.9% of total par advances — Citibank, N.A. 19.0% (35.1% at December 31, 2017), Metropolitan Life Insurance Company 13.5% (11.8% at December 31, 2017), and New York Community Bank 12.4% (9.9% at December 31, 2017).

Performance of the FHLBank issued consolidated obligation debt — Market demand for FHLBank COs, especially demand from money market funds, remained strong, with good market access in 2018 for its entire breadth of CO funding programs.  Generally, funding was guided by the FHLBanks’ needs for refunding, asset/liability management, investor preferences, the interest rate environment and market liquidity.  Demand for short-duration (less than 2 years to maturity) CO floaters was strong in 2018 as was in 2017.

Floating-rate CO bonds have been attractive to investors for a number of reasons.  In a rising interest rate environment, periodic resets remove much of the interest rate risk for investors, compared to fixed-rate bonds, as the floaters reset to higher yields as prevailing rates go up.  The CO floater receives favorable liquidity treatment under the SEC’s Rule 2(a)-7 for money market funds, which deem the security’s weighted average maturity to be the next rate reset date.

CO discount notes have also remained an attractive investment asset for investors who need high quality liquid securities with specific maturity dates.  Strong money market fund participation demonstrated the robust support for CO discount notes within the money market fund industry, and the key driver still remains the impact of money market fund reforms implemented by the SEC in late 2016.  The robust demand from the money market funds community for discount notes and short duration floaters has also kept CO discount note spreads to Treasuries tight and discount note spread volatility low, benefiting the FHLBNY from a funding perspective.

The SOFR market has developed rapidly and successful issuance of FHLBank SOFR-linked floaters during the second half of 2018 was an important development for the FHLBank debt, and we expect the trend to accelerate as we position our debt to meet bond investor appetite for LIBOR alternative benchmark debt.  We also expect the FHLBank debt system to continue to provide liquidity in the SOFR debt market.

Rating — The U.S. Government’s credit is rated by Moody’s as Aaa with the outlook as stable, and AA+ and stable by Standard & Poor’s (S&P).  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A- 1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2018 and 2017 (rates in percent):

Table 1.1:                                       Market Interest Rates

	December 31,
	2018	2017	2018	2017
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	1.91%	1.10%	2.50%	1.50%
Federal Funds Effective Rate (a)	1.83	1.00	2.40	1.33
1-Month LIBOR	2.02	1.11	2.50	1.56
3-Month LIBOR	2.31	1.26	2.81	1.69
2-Year U.S.Treasury	2.52	1.40	2.49	1.89
5-Year U.S.Treasury	2.74	1.91	2.51	2.20
10-Year U.S.Treasury	2.91	2.33	2.68	2.40
15-Year Residential Mortgage Note Rate	3.82	3.10	3.76	3.20
30-Year Residential Mortgage Note Rate	4.44	3.88	4.51	3.85

(a)         Source: Board of Governors Federal Reserve System, all others sources are Bloomberg L.L.P.

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

The FHLBNY complied with the accounting guidance on fair value measurements and disclosures and has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.  Our pricing models are subject to periodic validations, and we periodically review and refine, as appropriate, our assumptions and valuation methodologies to reflect market indications as closely as possible.  We have the appropriate personnel, technology, and policies and procedures in place to value our financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2018:

•                  Fair values of derivative instruments — Derivatives are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives.  We have classified derivatives as Level 2.

•                  Fair values of instruments elected under the Fair Value Option — When the FHLBNY elects the FVO, the election is made on an instrument-by-instrument basis on certain Consolidated obligation debt and advances, which are fair valued using the Bank’s industry standard option adjusted models.  We have classified instruments elected under the FVO as Level 2.

•                  Fair values of available-for-sale mortgage-backed securities — We request prices for all mortgage-backed securities from third-party vendors.  Typically, fair values are classified as Level 2.

•                  Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S.

government securities.  We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.

•                  Equity Investments — The FHLBNY has grantor trusts, which invest in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

Other-Than-Temporary Impairment (OTTI)

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

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, see financial statements, Note 1. Significant Accounting Policies and Estimates.  For more information about credit losses due to OTTI, also see Note 8. Held-to-Maturity Securities.

Bond Insurer Analysis — Certain HTM private-label MBS owned by the FHLBNY are insured by third-party bond insurers (monoline insurers).  For such investments, the monoline insurers guarantee the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp., can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (MBIA), financial guarantee is at risk. Based on financial resources and near term liquidity issues, no financial guarantees are assumed in 2018 and 2019.  For Ambac Assurance Corp (Ambac or Ambac Assurance), the insurer’s financial position has improved and the reliance basis was expanded to include 100% of the shortfall through December 31, 2024.

Provision for Credit Losses

No provision for credit losses on advances was necessary in the history of the program.  We have an established allowance for credit losses on mortgage loans acquired under the Mortgage Partnership Finance Program (MPF). Our assessments represents management’s estimate of the probable credit losses inherent in these two portfolios.  Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change.  These assumptions and judgments on our provision for credit losses are based on information available as of the date of the financial statements.  Actual losses could differ from these estimates.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2018, 2017 and 2016.  During the periods in this report, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

We assign a non-accrual status to a mortgage loan when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see financial statements, Note 10. Mortgage Loans Held-for-portfolio.  Also, see Tables 5.1 to 5.3 and accompanying discussions in this MD&A.

Accounting for Derivatives

We record and report our hedging activities in accordance with accounting standards for derivatives and hedging.  In compliance with the standards, the accounting for derivatives requires us to make the following assumptions and estimates:  (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives.  Our assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates. We specifically identify the hedged asset or liability and the associated hedging strategy.  Prior to execution of each transaction, we document the following items:

•                  Hedging strategy

•                  Identification of the item being hedged

•                  Determination of the accounting designation

•                  Determination of method used to assess the highly effective assumption in the hedge relationship

•                  Assessment that the hedge is expected to be highly effective in the future if designated as a qualifying hedge under the accounting standards for derivatives and hedging.

All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for qualifying hedges or as non-qualifying hedges (economic hedges, or customer intermediations) under the accounting standards for derivatives and hedging.  In an economic hedge, we execute derivative contracts, which are economically effective in reducing risk, but are not ASC 815 hedges, either because a qualifying hedge is not available or because the implementation of a qualifying hedge is operationally difficult.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815).  On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). ASU 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition, and the amendments will be effective concurrently with the adoption of ASU 2017-12, which for the FHLBNY is January 1, 2019.

Under legacy GAAP (prior to the adoption of ASU 2017-12), changes in the fair values of a derivative that qualifies as a fair value hedge are recorded in current period earnings or in AOCI if the derivative qualifies as a cash flow hedge.  The new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.  While this is a change in presentation from the legacy standards, the impact for the FHLBNY will not be material.  In addition, the amendments in this ASU makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.

For more information, see financial statements, Note 1. Significant Accounting Policies and Estimates, and Note 17. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

Final Rule on FHLBank Capital Requirements

On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that we establish and use our own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018 (see “Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance” below).

We do expect this rule to increase our required level of risk-based capital, but we expect to remain well in compliance with the new rules and adoption will not materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits

On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act.  The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits — deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits — from being subject to FDIC restrictions on brokered deposits.  Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion.  Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations.  The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits.  This could affect the demand for certain advance products.

Final Rule on Golden Parachute and Indemnification Payments

On December 20, 2018, the Finance Agency published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent.  The final rule amendments:

•                       focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•                       revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.

We do not expect this rule to materially impact our financial condition or results of operations.

Final Rule Amending AHP Regulations

On November 28, 2018, the Finance Agency published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP.  The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district.  The final rule amendments also:

•                       revise the scoring criteria to create different and new scoring priorities;

•                       remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

increase the per-household grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

clarify the requirements for remediating AHP noncompliance;

•                       prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

•                       further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020.  We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Proposed Rule on Housing Goals

On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation.  The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals.  While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year.  If adopted as proposed, the proposed amendments would:

•                       eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•                       establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income ;

•                       establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•                       allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

We submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019.  We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operation.

OCC, FRB, FDIC, Farm Credit Administration and Finance Agency Final Rule on Margin and Capital Requirements for Covered Swap Entities

On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules.  The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

We do not expect this rule to materially affect our financial condition or results of operations.

Final Rule on Indemnification Payments

On October 4, 2018, the Finance Agency published a final rule, effective November 5, 2018, establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency; and

•expenses of defending an action, subject to a Board investigation and a good faith finding by the Board that the party acted in good faith and in a manner the party reasonably believed was in the best interest of the FHLBank, as well as an agreement to repay those expenses in certain instances.

We do not expect the rule to materially impact our financial condition or results of operation.

Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance

On August 23, 2018, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity (the “Liquidity Guidance AB”) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (SLOCs). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the Finance Agency revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding SLOC commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019.  We anticipate the Liquidity Guidance AB to require us to hold an additional amount of liquid assets to meet the new guidance, which could reduce our ability to invest in higher-yielding assets or could have an adverse impact on spreads earned on assets invested for liquidity.  Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer-term funding.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System.

On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, if applicable, (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply.  We are continuing to study this rulemaking, but we do not expect the rule to materially affect our financial condition or results of operations.

Financial Condition

Table 2.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2018	December 31, 2017	dollar amount	percentage
Assets
Cash and due from banks	$85,406	$127,403	$(41,997)	(32.96)%
Securities purchased under agreements to resell	4,095,000	2,700,000	1,395,000	51.67
Federal funds sold	7,640,000	10,326,000	(2,686,000)	(26.01)
Trading securities	5,810,512	1,641,568	4,168,944	253.96
Equity Investments	48,179	—	48,179	NM
Available-for-sale securities	422,216	577,269	(155,053)	(26.86)
Held-to-maturity securities	17,474,826	17,824,533	(349,707)	(1.96)
Advances	105,178,833	122,447,805	(17,268,972)	(14.10)
Mortgage loans held-for-portfolio	2,927,230	2,896,976	30,254	1.04
Accrued interest receivable	275,256	226,981	48,275	21.27
Premises, software, and equipment	51,572	29,697	21,875	73.66
Derivative assets	113,762	112,742	1,020	0.90
Other assets	8,602	7,398	1,204	16.27

Total assets	$144,381,394	$158,918,372	$(14,536,978)	(9.15)%

Liabilities
Deposits
Interest-bearing demand	$1,002,587	$1,142,056	$(139,469)	(12.21)%
Non-interest-bearing demand	20,050	17,999	2,051	11.40
Term	40,000	36,000	4,000	11.11

Total deposits	1,062,637	1,196,055	(133,418)	(11.15)

Consolidated obligations
Bonds	84,153,776	99,288,048	(15,134,272)	(15.24)
Discount notes	50,640,238	49,613,671	1,026,567	2.07
Total consolidated obligations	134,794,014	148,901,719	(14,107,705)	(9.47)

Mandatorily redeemable capital stock	5,845	19,945	(14,100)	(70.69)

Accrued interest payable	223,570	162,176	61,394	37.86
Affordable Housing Program	161,718	131,654	30,064	22.84
Derivative liabilities	31,147	61,607	(30,460)	(49.44)
Other liabilities	355,841	204,178	151,663	74.28

Total liabilities	136,634,772	150,677,334	(14,042,562)	(9.32)

Capital	7,746,622	8,241,038	(494,416)	(6.00)

Total liabilities and capital	$144,381,394	$158,918,372	$(14,536,978)	(9.15)%

NM — Not meaningful.

Balance Sheet overview December 31, 2018 and December 31, 2017

Total assets decreased to $144.4 billion at December 31, 2018 from $158.9 billion at December 31, 2017, a decrease of $14.5 billion, or 9.1%.

Cash at banks was $85.4 million at December 31, 2018, compared to $127.4 million at December 31, 2017.

Money market investments at December 31, 2018 were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.  At December 31, 2017, money market investments were $10.3 billion in federal funds sold and $2.7 billion in overnight resale agreements.

Advances — Par balances decreased at December 31, 2018 to $105.4 billion, compared to $122.7 billion at December 31, 2017.  Short-term fixed-rate advances decreased by 37.0% to $15.0 billion at December 31, 2018, down from $23.8 billion at December 31, 2017.  ARC advances, which are adjustable-rate borrowings, decreased by 37.0% to $23.3 billion at December 31, 2018, compared to $37.1 billion at December 31, 2017.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2018 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $422.2 million, compared to $528.6 million at December 31, 2017.

In the HTM portfolio, long-term investments at December 31, 2018 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio, were $16.3 billion at December 31, 2018 and $16.7 billion at December 31, 2017.  Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $2.2 billion of fixed-rate GSE-issued MBS and $1.2 billion of floating-rate GSE-issued MBS in the twelve months of 2018.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at December 31, 2018 and $1.1 billion at December 31, 2017.  We acquired par amounts of $100.0 million during 2018 and paydowns were $79.2 million.  In 2017, we acquired par amounts of $101.3 million in housing finance bonds and paydowns were $17.3 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury bills, U.S. Treasury notes and GSE-issued securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury notes, $502.8 million in GSE securities, and $3.3 million in Ambac corporate notes.  We acquired $5.3 billion of U.S. Treasury notes, and $421.7 million in GSE securities in 2018.  Ambac corporate notes par $3.4 million were received from the Ambac Corporation as consideration for insurance claims on certain PLMBS.  At December 31, 2017, trading investments were $239.1 million in U.S. Treasury bills, $1.0 billion in U.S. Treasury notes and $356.9 million in GSE securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $48.2 million at December 31, 2018.  At December 31, 2017, the funds were classified as AFS and carried at fair values of $48.6 million.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at December 31, 2018, an increase of $33.0 million from the balance at December 31, 2017.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the twelve months of 2018 were $264.6 million, slightly lower than $268.4 million in the prior year.  Acquisitions in the twelve months of 2018 were $301.7 million, compared to $425.1 million in the prior year.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks consider the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its fourth annual stress test, and publicly disclosed the most recent stress test results on November 15, 2018 on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At December 31, 2018, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $797.8 million.  To support $144.4 billion of total assets at December 31, 2018, the minimum required total capital was $5.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.8 billion, exceeding required total capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2018, balance sheet leverage (based on U.S. GAAP) was 18.6 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at December 31, 2018 included $83.1 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $11.7 billion in short-term and overnight loans in the federal funds and the repo markets, and $422.2 million of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE-issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $32.5 billion, well in excess of the required $3.6 billion.

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

Interest rate hedging and basis adjustments — A significant percentage of fixed-rate, longer-term advances and all putable advances were designated under an ASC 815 fair value accounting hedge.  Also, certain advances were hedged by interest rate swaps in economic hedges.  From time to time, we have also elected the fair value option (FVO) on an instrument by instrument basis for certain advances.

Carrying value of advances outstanding at December 31, 2018 was $105.2 billion, compared to $122.4 billion at December 31, 2017.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and also included basis adjustments recorded on advances when elected under the fair value option (FVO).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment resulted in fair value losses of $255.0 million and $265.3 million at December 31, 2018 and 2017.  No advances elected under the FVO were outstanding at December 31, 2018.  The basis adjustments reported valuation gains of $5.6 million on FVO advances at December 31, 2017.  For more information about basis adjustments, see Table 3.6 Advances by Maturity and Yield Type in this MD&A.

Table 3.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $105.4 billion at December 31, 2018, compared to $122.7 billion at December 31, 2017.  The decrease in amounts outstanding at December 31, 2018, relative to December 31, 2017 has been largely due to paydowns by our larger members.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2:                                       Advances by Product Type

	December 31, 2018		December 31, 2017
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$23,346,467	22.14%	$37,060,467	30.20%
Fixed Rate Advances	51,612,602	48.96	50,517,644	41.17
Short-Term Advances	14,995,172	14.22	23,818,181	19.41
Mortgage Matched Advances	320,027	0.30	352,859	0.29
Overnight & Line of Credit (OLOC) Advances	7,723,492	7.33	3,748,677	3.05
All other categories	7,436,097	7.05	7,209,613	5.88

Total par value	105,433,857	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(255,024)		(265,260)
Fair value option valuation adjustments and accrued interest	—		5,624

Total	$105,178,833		$122,447,805

Adjustable Rate Credit Advances (ARC Advances) — ARC Advances declined in the four quarters of 2018 when maturing advances were not renewed. Typically, the larger members are borrowers of the adjustable rate advances.  ARC Advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC Advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  Some members may elect to use ARC Advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Member demand for fixed-rate advances has been steady through 2018 and slightly up at December 31, 2018 with maturing advances replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of higher coupons on longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate Advances are medium and long-term, comprising of putable and non-putable advances, and remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.

Fixed-rate advances include advances with a “put” option feature (putable advance).  Putable advances were $4.7 billion at December 31, 2018, compared to $0.6 billion at December 31, 2017.  Demand has been isolated largely to one borrower.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we purchase from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand has remained weak.

Short-term Advances — Member demand for short-term fixed-rate advances has declined through the quarters in 2018 to $15.0 billion at December 31, 2018, compared to $23.8 billion at December 31, 2017.  Short-term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $7.7 billion at December 31, 2018, compared to $3.7 billion at December 31, 2017. Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes pledged collateral at December 31, 2018 and 2017 (in thousands):

Table 3.3:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2018	$105,433,857	$20,046,053	$125,479,910	$291,826,715	$43,582,710	$335,409,425
December 31, 2017	$122,707,441	$16,233,637	$138,941,078	$280,239,413	$38,217,577	$318,456,990

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

(b)         Par value.

(c)          Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (MPFCE).

(d)         Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
December 31, 2018	$44,906,685	$290,502,740	$335,409,425
December 31, 2017	$40,091,157	$278,365,833	$318,456,990

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5:                                       Advances by Interest-Rate Payment Terms

	December 31, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$82,034,884	77.81%	$85,587,792	69.75%
Variable-rate (b)	23,391,691	22.19	37,116,649	30.25
Variable-rate capped or floored (c)	3,000	—	3,000	—
Overdrawn demand deposit accounts	4,282	—	—	—

Total par value	105,433,857	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments	(255,024)		(265,260)
Fair value option valuation adjustments and accrued interest	—		5,624

Total	$105,178,833		$122,447,805

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at December 31, 2018, with only 6.7% of advances in the remaining maturity bucket of greater than 5 years (2.5% at December 31, 2017).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.6:                                       Advances by Maturity and Yield Type

	December 31, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$52,416,990	49.72%	$54,923,033	44.76%
Due after one year	29,617,894	28.09	30,664,759	24.99
Total Fixed-rate	82,034,884	77.81	85,587,792	69.75

Variable-rate
Due in one year or less	15,892,506	15.07	30,368,458	24.75
Due after one year	7,506,467	7.12	6,751,191	5.50
Total Variable-rate	23,398,973	22.19	37,119,649	30.25
Total par value	105,433,857	100.00%	122,707,441	100.00%

Hedge valuation basis adjustments (a)	(255,024)		(265,260)
Fair value option valuation adjustments and accrued interest (b)	—		5,624
Total	$105,178,833		$122,447,805

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships or when elected under the FVO, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity.  For FVO advances, change in interest receivable is also a factor as it is a component of the entire fair value of FVO advances.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis under ASC 815 for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $45.9 billion at December 31, 2018, compared to $53.6 billion at December 31, 2017.  The application of ASC 815 accounting methodology resulted in the recognition of a net unrealized hedge valuation basis loss of $255.0 million at December 31, 2018, compared to net basis loss of $265.3 million at December 31, 2017.  The forward LIBOR yield curve, which is the benchmark valuation basis for hedged advances under ASC 815, was typically higher at the period-end valuation dates, relative to contractual yields on vintage fixed-rate hedged advances.  As valuations of fixed-rate LIBOR benchmark hedge advances move inversely with the rise and fall of the forward LIBOR curve, in the rising rate environment, the basis adjustments reported net cumulative basis losses.

Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

For more information, see Table 10.12: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

(b)         FVO fair values — When elected under the FVO, valuation basis adjustments are recorded to recognize changes in the entire fair values of advances, including changes in accrued interest receivable.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on Consolidated obligation debt).  Fair value basis of a FVO advance reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates.

No advances elected under the FVO were outstanding at December 31, 2018, as run-offs were not replaced by new transactions.  At December 31, 2017, valuation adjustments and interest accrued receivable, taken together reported a net basis gain of $5.6 million.  Advances elected under the FVO were typically variable rate LIBOR indexed advances, which re-priced frequently to market indices, or were fixed-rate with short remaining durations.  As a result, valuation basis at December 31, 2017 remained near to par.  The notional amount of the FVO advance portfolio was $2.2 billion at December 31, 2017

We elect the FVO on an instrument-by-instrument basis and consider credit risk at the instrument level.  We have historically concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 3.7:                                       Hedged Advances by Type

Par Amount	December 31, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullets (a)	$41,122,372	$52,983,896
Fixed-rate putable (b)	4,734,750	567,000
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000
Total Qualifying Hedges	$45,903,697	$53,597,471

Aggregate par amount of advances hedged (c)	$45,919,697	$53,674,759

Fair value basis (Qualifying hedging adjustments)	$(255,024)	$(265,260)

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

Advances elected under the FVO — No advances elected under the FVO were outstanding at December 31, 2018.  Advances elected under the FVO at December 31, 2017 were shorter-term adjustable-rate (ARCs).  By electing the FVO for an asset instrument (the advance), the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.8:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2018	December 31, 2017
Advances designated under FVO (a)	$—	$2,200,000

(a)         No advance elected under the FVO was outstanding at December 31, 2018 as run offs were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.9:                                       Putable and Callable Advances

	Advances
Par Amount	December 31, 2018	December 31, 2017
Putable/callable (a)	$4,751,325	$597,825
No-longer putable/callable	$640,000	$1,020,500

(a)         Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. The increase primarily represents one member’s borrowing.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.  We also maintain a trading portfolio, the purpose of which is to augment our liquidity needs.  Investments in the trading portfolio were U.S Treasury securities and GSE-issued securities, all carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1:                                       Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2018	2017	Variance	Variance

State and local housing finance agency obligations (a)	$1,168,350	$1,147,510	$20,840	1.82%
Trading securities (b)	5,810,512	1,641,568	4,168,944	253.96
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	422,216	528,627	(106,411)	(20.13)
Held-to-maturity securities, at carrying value (c)	16,306,476	16,677,023	(370,547)	(2.22)
Total securities	23,707,554	19,994,728	3,712,826	18.57

Equity investments in Grantor trusts (d)	48,179	48,642	(463)	(0.95)
Securities purchased under agreements to resell	4,095,000	2,700,000	1,395,000	51.67
Federal funds sold	7,640,000	10,326,000	(2,686,000)	(26.01)

Total Investments	$35,490,733	$33,069,370	$2,421,363	7.32%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  We acquired par amounts of $100.0 million during 2018 and paydowns were $79.2 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $5.3 billion of U.S. Treasury notes and $421.7 million of GSE securities in 2018.  We received par amounts of $3.4 million of Ambac corporate notes from the insurer Ambac Corporation as consideration for insurance claims on certain insured private-label MBS.

(c)          Mortgage-backed securities classified as AFS.  No acquisitions were designated as AFS in the twelve months of 2018.  AFS securities outstanding are all GSE and U.S. Agency issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $3.4 billion of GSE-issued MBS were acquired in 2018 and designated as HTM.  MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).

(d)        Funds in the grantor trusts were designated as equity investments at January 1, 2018.  Prior to January 1, 2018, the funds were classified as AFS.  In the twelve months of 2018, investments made were $3.8 million and payouts to retirees were $1.8 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefit Equalization Pension plans.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Debt Securities Issuer Concentration

	December 31, 2018			December 31, 2017
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$4,692,639	$4,658,771	60.58%	$5,009,067	$5,019,957	60.78%
Freddie Mac	11,870,521	11,867,028	153.23	11,986,984	12,055,501	145.45
Ginnie Mae	22,898	23,079	0.30	28,237	28,412	0.34
All Others - PLMBS	142,634	174,749	1.84	181,362	216,793	2.20
Non-MBS (b)	1,168,350	1,144,345	15.08	1,196,152	1,163,379	14.51

Total Investment Debt Securities	$17,897,042	$17,867,972	231.03%	$18,401,802	$18,484,042	223.28%

Categorized as:

Available-for-Sale Securities	$422,216	$422,216		$577,269	$577,269

Held-to-Maturity Securities	$17,474,826	$17,445,756		$17,824,533	$17,906,773

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS — Includes Housing finance agency bonds.  At December 31, 2017, also included grantor trusts, which was then classified as AFS.  In 2018, grantor trusts were classified as Equity investments.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2018
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,543	$16,165,160	$95,760	$9,117	$33,896	$16,306,476
State and local housing finance agency obligations	25,000	1,122,060	5,575	15,715	—	1,168,350

Total Long-term securities	$27,543	$17,287,220	$101,335	$24,832	$33,896	$17,474,826

	December 31, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$989	$16,497,280	$114,833	$19,637	$44,284	$16,677,023
State and local housing finance agency obligations	36,400	1,085,220	25,890	—	—	1,147,510

Total Long-term securities	$37,389	$17,582,500	$140,723	$19,637	$44,284	$17,824,533

See footnotes (a) and (b) under Table 4.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2018			December 31, 2017
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$422,216	$—	$422,216	$528,627	$—	$528,627
Other - Grantor trust	—	—	—	—	48,642	48,642

Total Available-for-sale securities	$422,216	$—	$422,216	$528,627	$48,642	$577,269

Footnotes to Table 4.3 and Table 4.4.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates and amortized cost by contractual maturities (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2018		December 31, 2017
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$369,989	2.03%	$880,774	2.45%
Due after one year through five years	4,602,651	3.16	4,650,579	2.78
Due after five years through ten years	8,201,200	3.07	8,225,685	2.23
Due after ten years	3,561,879	3.11	3,458,160	2.57

Total mortgage-backed securities	$16,735,719	3.08%	$17,215,198	2.46%

A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  Cash flow analysis in 2018 identified de minimis deterioration in the performance parameters of previously impaired private-label MBS.  Credit OTTI charged to earnings was $141 thousand in 2018.  No OTTI was recorded in 2017 and $231 thousand was recorded in 2016.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $4.1 billion at December 31, 2018 and $2.7 billion at December 31, 2017.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $7.6 billion at December 31, 2018 and $10.3 billion at December 31, 2017, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.6:                                       Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2018		December 31, 2017		Year ended December 31, 2018		Year ended December 31, 2017
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA3	AA-	AA3	$2,561,822	$1,635,000	$3,152,370	$3,380,000
Austria	A	A2	A	A3	828,929	—	193,214	—
Canada	A to AA-	A3 to AA2	A to AA-	A1 to AA2	2,891,912	2,660,000	3,005,438	1,500,000
France	A to A+	A1 to AA3	A	A2 to AA3	744,753	500,000	684,745	100,000
Netherlands	A+	AA3	A+	AA2	840,542	810,000	803,077	800,000
Norway	A+	AA2	A+	AA2	742,452	—	929,258	920,000
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	4,497,885	—	5,462,159	1,790,000
Switzerland	A	A1	A	A1	591,260	—	332,011	—
UK	A	A2	A	A1	285,611	—	151,129	—

Subtotal					13,985,166	5,605,000	14,713,401	8,490,000

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	3,022,181	2,035,000	1,239,290	1,836,000
Total					$17,007,347	$7,640,000	$15,952,691	$10,326,000

(a)         Average investment in federal funds sold has typically been greater than the period-end balance as counterparties appear to have less demand at quarter-end than during the quarter.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.7:                                       Trading Securities

	Trading Securities
	December 31, 2018	December 31, 2017
Par value	$5,692,263	$1,648,377
Amortized cost	$5,807,889	$1,642,637
Carrying/Fair value	$5,810,512	$1,641,568

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.9 billion at December 31, 2018, an increase of $33.0 million (net of acquisitions and paydowns) from the balance at December 31, 2017.  Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

Mortgage Partnership Finance Program —- We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (PFI).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1:                                       MPF by Conventional and Insured Loans

	December 31, 2018	December 31, 2017

Federal Housing Administration and Veteran Administration insured loans	$227,268	$235,232
Conventional loans	2,656,149	2,615,140

Total par MPF loans	$2,883,417	$2,850,372

Mortgage Loans — Loss Sharing and the Credit Enhancement Waterfall — For all loans acquired prior to June 1, 2017, the credit enhancement was computed as the amount that would bring an uninsured loan to “Double A” credit risk.  For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk.  In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the credit obligation of the PFI.  We assume all residual risk.  Also, see financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 5.2:                                       Geographic Concentration of MPF Loans

	December 31, 2018		December 31, 2017
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	68.8%	60.4%	69.1%	59.5%

Table 5.3:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Bethpage Federal Credit Union	$260,593	9.04%
New York Community Bank (a)	256,992	8.91
Investors Bank	242,164	8.40
Sterling National Bank (b)	238,840	8.28
Teachers Federal Credit Union	183,052	6.35
All Others	1,701,776	59.02

Total	$2,883,417	100.00%

	December 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$273,060	9.58%
Sterling National Bank (b)	265,526	9.32
Bethpage Federal Credit Union	189,025	6.63
Investors Bank	186,397	6.54
Teachers Federal Credit Union	177,230	6.22
All Others	1,759,134	61.71

Total	$2,850,372	100.00%

(a)         New York Community Bancorp, Inc., parent of New York Community Bank, sold its mortgage banking business in June 2017 to Freedom Mortgage Corporation, a non-member.

(b)         Sterling National Bank, a member of the FHLBNY, acquired Astoria Bank in October 2017.

Accrued interest receivable

Other assets

Accrued interest receivable was $275.3 million at December 31, 2018 and $227.0 million at December 31, 2017, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $8.6 million and $7.4 million at December 31, 2018 and December 31, 2017.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $84.2 billion (par, $83.8 billion) at December 31, 2018, compared to $99.3 billion (par, $98.9 billion) at December 31, 2017.  The carrying value of Consolidated obligation discount notes outstanding was $50.6 billion at December 31, 2018 and $49.6 billion at December 31, 2017.

Performance of the FHLBank issued consolidated obligation debt in 2018 — Market demand for FHLBank COs, especially from money market funds, remained strong, with good market access in 2018 for its entire breadth of CO funding programs.

The current rising rate environment has not caused any disruptions in FHLBank access to funding, especially access to short-term funding.  The benefits of the 2016 money market fund reform (MMF reform) has extended further than just the increased interest in FHLBank discount notes.  Demand for short-duration (less than 2 years to maturity) CO floaters was significant in 2018 as was in 2017.  The rise in investor demand for floaters has largely been a function of the anticipated rate hikes.  As interest rates continued to rise and the effects of MMF reform continued to favor the vast majority of money funds to remain invested in government money market mutual funds, strong demand for floaters persisted.  The robust demand from the money market funds community for discount notes and short duration floaters has also kept CO discount note spreads to Treasuries tight and discount note spread volatility low.

Floating-rate CO bonds have been attractive for a number of reasons.  In a rising interest rate environment, periodic resets remove much of the interest rate risk for investors, compared to fixed-rate bonds, as the floaters reset to higher yields as prevailing rates go up.  Money market funds continued to be attracted to floaters as the debt receives favorable liquidity treatment under the SEC’s Rule 2(a)-7 which deems the security’s weighted average maturity to be the next rate reset date.  Money fund investors also like that coupons reset with rising rates and the fact that at each reset the price of the floaters generally resets to par, an important feature for a money market fund trying to maintain a constant net asset value (NAV).  Moreover, with CO discount notes yields tightening to U.S. treasuries, floaters offered yield pickup to discount notes or other money fund eligible investments.  The attractive pricing and the favorable WAM treatment for floaters continued to drive up money fund demand and drive down costing yields from the perspective of the FHLBNY.

The demand for CO discount notes has also remained strong.  The CO discount note issuance has continued to attract investors who need high quality liquid securities with specific maturity dates.  Strong money market fund participation demonstrated the robust support for CO discount notes within the money market fund industry, and the key driver still remains the impact of money market fund reforms implemented by the SEC in late 2016. CO discount note spreads to treasuries have remained tight, benefiting FHLBNY funding costs.

Funding mix — The attractiveness of floaters and discount notes has been a factor in the FHLBNY’s asset-liability management tactics.  The FHLBNY’s funding mix has shifted over the last few years to greater utilization of floaters and discount notes.  The average volume of floaters funded 24.7% and 41.0% of average interest-yielding assets in 2016 and 2017.  The floater utilization was 43.4% in 2018.  The average volume of discount notes funded 36.2% and 30.8% of average interest-yielding assets in 2016 and 2017.  The discount note utilization was 33.5% in 2018.

Interest rate hedging — A significant percentage of CO bonds has been designated under an ASC 815 fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  We may also hedge the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815.  Certain CO bonds were elected under the FVO.  Carrying values of CO bonds included valuation basis adjustments on bonds hedged under ASC 815, and on CO bonds elected under the FVO.  For more information about valuation basis adjustments on CO bonds, see Table 6.1.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at December 31, 2018 and 2017, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments on discount notes, see Table 6.7 Discount Notes Outstanding.

Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations.  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

Issuance and Servicing — The issuance and servicing of Consolidated obligation debt is performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of Consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for Consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.

Joint and Several Liability — Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 19.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$22,745,980	27.16%	$24,080,150	24.36%
Fixed-rate, callable	4,966,000	5.93	3,658,000	3.70
Step Up, callable	880,000	1.05	253,000	0.26
Single-index floating rate	55,166,000	65.86	70,860,000	71.68

Total par value	83,757,980	100.00%	98,851,150	100.00%

Bond premiums	42,647		54,654
Bond discounts	(36,290)		(27,335)
Hedge valuation basis adjustments (a)	238,150		273,585
Hedge basis adjustments on terminated hedges (b)	131,497		134,920
FVO (c) - valuation adjustments and accrued interest	19,792		1,074

Total Consolidated obligation-bonds	$84,153,776		$99,288,048

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

(a)         Hedge valuation basis — The reported carrying values of hedged Consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the benchmark risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged fixed-rate debt.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $11.7 billion at December 31, 2018 and $15.8 billion at December 31, 2017.

The application of the valuation and accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses at the two balance sheet dates, primarily due to high-coupon vintage long-term bonds, which had been issued in the then prevailing higher interest rate environment.  The remaining hedged bonds — short and medium-term fixed-rate debt, which had been issued in recent years at coupons lower than the prevailing yields, generated valuation basis gains, partly offsetting the valuation basis losses on the vintage hedged debt.  The small period-over-period decline in unrealized valuation losses was also due to the decline in the volume of hedged debt.  Generally, hedge valuation basis are unrealized and will reverse to zero if hedged debt are held to their maturity or to their call dates.  Also, see Table 6.2 Bonds Hedged under Qualifying Fair Value Hedges.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  The notional amounts of CO bonds elected under the FVO were $5.1 billion at December 31, 2018 and $1.1 billion at December 31, 2017.  Valuation adjustments at December 31, 2018 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt.  The higher volume of FVO debt and the outstanding accumulated interest explains the increase in the valuation basis.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and medium-term, and fluctuations in their “clean prices” (without accumulated unpaid interest) valuations were not significant as the bonds re-priced relatively frequently to market indices, keeping valuations near to par, although inter-period valuation volatility is likely.

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

Table 6.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.  Decline in ASC 815 fair value hedges of fixed-rate debt reflects an asset-liability management decision to replace maturing fixed-rate CO bonds with floating-rate CO bonds.  Floating-rate bonds are typically hedged to eliminate basis risk and the hedge is designated as standalone (economic) hedges.

	Consolidated Obligation Bonds
Par Amount	December 31, 2018	December 31, 2017
Qualifying Hedges
Fixed-rate bullet bonds	$8,300,080	$14,326,105
Fixed-rate callable bonds	3,373,000	1,453,000
	$11,673,080	$15,779,105

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2018	December 31, 2017
Bonds designated under FVO	$5,140,000	$1,130,000

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate bonds to a variable-rate instrument.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  Designation of CO bonds under the FVO is an asset-liability management decision.

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2018	December 31, 2017
Bonds designated as economically hedged
Floating-rate bonds (a)	$29,735,000	$35,390,000
Fixed-rate bonds (b)	15,000	15,000
	$29,750,000	$35,405,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR.  With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to 3-month LIBOR, mitigating the basis risk between the 1-month LIBOR and the 3-month LIBOR, which is our benchmark rate.  The decline in floating-rate bonds was in line with the decline in variable-rate advances in the 4th quarter of 2018.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$69,699,475	83.22%	$84,436,565	85.42%
Due or callable after one year through two years	5,700,545	6.81	7,266,255	7.35
Due or callable after two years through three years	1,661,325	1.98	1,917,400	1.94
Due or callable after three years through four years	1,383,750	1.65	973,595	0.98
Due or callable after four years through five years	955,235	1.14	947,835	0.96
Thereafter	4,357,650	5.20	3,309,500	3.35

Total par value	83,757,980	100.00%	98,851,150	100.00%

Bond premiums	42,647		54,654
Bond discounts	(36,290)		(27,335)
Hedge valuation basis adjustments	238,150		273,585
Hedge basis adjustments on terminated hedges	131,497		134,920
FVO - valuation adjustments and accrued interest	19,792		1,074

Total bonds	$84,153,776		$99,288,048

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6:                                       Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2018	December 31, 2017
Callable	$5,846,000	$3,911,000
Non-Callable	$77,911,980	$94,940,150

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:                                       Discount Notes Outstanding

	December 31, 2018	December 31, 2017

Par value	$50,805,481	$49,685,334
Amortized cost	$50,631,066	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	9,172	3,003
Total discount notes	$50,640,238	$49,613,671

Weighted average interest rate	2.34%	1.23%

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

The following table summarizes discount notes under the FVO (in thousands):

Table 6.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2018	December 31, 2017
Discount notes designated under FVO (a)	$3,170,915	$2,309,618

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

(a)         When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2018	December 31, 2017
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,349,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence.  The remaining maturities were up to 13 years at December 31, 2018.  In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2019.

Table 6.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2018	August 2, 2018	AA+/A-1+	Stable/Affirmed	October 24, 2018	Aaa/P-1	Stable/Affirmed

2017	August 21, 2017	AA+/A-1+	Stable/Affirmed	November 3, 2017	Aaa/P-1	Stable/Affirmed

2016	August 3, 2016	AA+/A-1+	Stable/Affirmed	November 11, 2016	Aaa/P-1	Stable/Affirmed
				May 6, 2016	Aaa/P-1	Stable/Affirmed
				April 20, 2016	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $223.6 million at December 31, 2018 and $162.2 million at December 31, 2017.  Accrued interest payable was comprised primarily of interest due and unpaid on Consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities

Other liabilities — Amounts outstanding were $355.8 million at December 31, 2018, and $204.2 million at December 31, 2017.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:             Stockholders’ Capital

	December 31, 2018	December 31, 2017
Capital Stock (a)	$6,065,799	$6,750,005
Unrestricted retained earnings (b)	1,102,801	1,067,097
Restricted retained earnings (c)	591,281	479,185
Accumulated Other Comprehensive Income (Loss)	(13,259)	(55,249)

Total Capital	$7,746,622	$8,241,038

(a)   Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

(b)   Unrestricted retained earnings — Net Income for the twelve months ended December 31, 2018 was $560.5 million; $4.9 million of a cumulative adjustment from adoption of ASU 2016-01 at January 1, 2018 was added to Unrestricted retained earnings; $112.1 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $417.6 million to members as dividends in the twelve months ended December 31, 2018.  As a result, Unrestricted retained earnings increased by $35.7 million to $1.1 billion at December 31, 2018.

(c)   Restricted retained earnings — Restricted retained earnings balance at December 31, 2018 has grown to $591.3 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:             Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2018	December 31, 2017

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(11,061)	$(14,803)
Net unrealized gains (losses) on available-for-sale securities (b)	4,034	10,178
Net unrealized gains (losses) on hedging activities (c)	16,759	(19,877)
Employee supplemental retirement plans (d)	(22,991)	(30,747)
Total Accumulated other comprehensive income (loss)	$(13,259)	$(55,249)

(a)   OTTI — Non-credit OTTI losses in AOCI have declined at December 31, 2018, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities); non-credit adjustments added to AOCI in 2018 were not material.

(b)   Fair values of available-for-sale securities — December 31, 2018 balance represents net unrealized fair value basis of MBS securities.  At December 31, 2017, the balance also included grantor trust funds, which had then been designated as available-for-sale.

(c)   Cash flow hedge valuation gains (losses) — Balances represented cumulative fair value basis on the two cash flow hedging strategies at the balance sheet dates.  Financial statements, Note 17.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

(d)   Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 16.  Employee Retirement Plans.

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

The following table summarizes dividends paid and payout ratios:

Table 7.3:             Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2018	December 31, 2017
Cash dividends paid per share	$6.66	$5.54
Dividends paid (a) (c)	$417,602	$345,152
Pay-out ratio (b)	74.51%	71.99%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2018 and December 31, 2017:

Table 8.1:             Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2018 Notional Amount (in millions)	December 31, 2017 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Economic Hedge of Fair Value Risk	$13	$60
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$—	$14
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to LIBOR adjustable rate	Fair Value Hedge	$30	$30
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate callable advance to LIBOR floating rate callable advance	Fair Value Hedge	$17	$17
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Fair Value Hedge	$4,735	$567
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate advance (no-longer putable) to LIBOR floating rate advance (no-longer putable)	Fair Value Hedge	$635	$1,015
Pay fixed, receive floating interest rate swap no longer cancellable by FHLBNY	To convert fixed rate advance (no-longer callable) to LIBOR floating rate advance (no-longer callable)	Fair Value Hedge	$5	$5
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Fair Value Hedge	$40,482	$51,963
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$3	$3

Table 8.2:             Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2018 Notional Amount (in millions)	December 31, 2017 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Fair Value Hedge	$3,373	$1,453
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond (no-longer callable) to LIBOR floating rate bond (no-longer callable)	Fair Value Hedge	$255	$130
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond to LIBOR floating rate bond	Fair Value Hedge	$8,045	$14,196
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond	Cash flow hedge	$461	$30
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note	Cash flow hedge	$2,664	$2,349
Basis swap	To convert one LIBOR index to another LIBOR index to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$29,735	$35,390
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate callable bond; matched to callable bond accounted for under fair value option	Fair Value Option	$1,065	$1,115
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate bond; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$—	$15
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation bond converted to LIBOR floating rate bond; matched to bond accounted for under fair value option	Fair Value Option	$4,075	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to LIBOR floating rate discount note; matched to discount note accounted for under fair value option	Fair Value Option	$3,171	$2,310

Table 8.3:             Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2018 Notional Amount (in millions)	December 31, 2017 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate trading securities to the OIS indexed floating-rate.	Economic Hedge	$5,839	$1,408

Table 8.4:             Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2018 Notional Amount (in millions)	December 31, 2017 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$800	$2,692
Intermediary positions- interest rate swaps	To offset interest rate swaps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$666	$386

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

Exposure — In determining credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty.  We attempt to mitigate exposure by requiring derivative counterparties to pledge cash collateral if the amount of exposure is above the collateral threshold agreements.  When we post excess cash collateral, we consider the excess collateral as our derivative exposure.

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties and Derivative Clearing Organizations (DCO) that met our credit quality standards.  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.  For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see financial statements, Credit Risk due to non-performance by counterparties, in Note 17. Derivatives and Hedging Activities.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that meet our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by a Nationally Recognized Statistical Rating Organization (NRSRO).  All approved derivatives counterparties must enter into a master ISDA agreement with us before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that such arrangements — margin requirements, the selection of experienced, highly-rated counterparties and ongoing monitoring — have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

Derivatives Counterparty Credit Ratings

For information, and an analysis of our exposure due to non-performance of swap counterparties, see Table “Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation” in Note 17. Derivatives and Hedging Activities to financial statements.  For information about the methodologies adopted for the fair value measurement of derivatives, see financial statements, Note 18.  Fair Values of Financial Instruments.

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.5:                                       Derivatives Counterparty Credit Ratings

	December 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,125,000	$155,264	$(44,970)	$110,294	$(102,262)	$8,032
Cleared derivatives assets (d)	20,448,476	1,353	—	1,353	—	1,353
	23,573,476	156,617	(44,970)	111,647	(102,262)	9,385
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,414,264	(7,469)	9,164	1,695	—	1,695
Cleared derivatives liability (d)	70,236,929	—	—	—	239,813	239,813
	73,651,193	(7,469)	9,164	1,695	239,813	241,508
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,224,669	149,148	(35,806)	113,342	137,551	250,893
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	28,000	363	—	363	(363)	—
Delivery Commitments
Derivative position with delivery commitments	12,682	57	—	57	(57)	—
Total derivative position with members	40,682	420	—	420	(420)	—
Total	$97,265,351	$149,568	$(35,806)	$113,762	$137,131	$250,893
Derivative positions without credit exposure	8,831,152
Total notional	$106,096,503

	December 31, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,430,433	$157,922	$(45,180)	$112,742	$(103,036)	$9,706
Liability positions with credit exposure
Cleared derivatives liability (d)	103,391,947	—	—	—	239,064	239,064
Total derivative positions with non-member counterparties to which the Bank had credit exposure	105,822,380	157,922	(45,180)	112,742	136,028	248,770
Total	$105,822,380	$157,922	$(45,180)	$112,742	$136,028	$248,770
Derivative positions without credit exposure	9,354,161
Total notional	$115,176,541

(a)             Includes variation margins in excess of fair values that were posted to counterparties, and were classified as a component of derivative assets, as they represented a receivable and an exposure for the FHLBNY.

(b)             Non-cash collateral securities.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as control over the securities are not transferred.

(c)              NRSRO Ratings.

(d)             On Cleared derivatives, we are required to pledge initial margin to Derivative Clearing Organizations (DCOs) in cash or securities.  At December 31, 2018 and December 31, 2017, we had pledged $239.8 million and $239.1 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2018	$904	$93,526	$92,622
September 30, 2018	1,100	101,586	100,486
June 30, 2018	1,102	103,651	102,549
March 31, 2018	1,115	114,922	113,807
December 31, 2017	1,654	108,241	106,587

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2018	$10,091	$36,478	$26,387
September 30, 2018	10,125	38,739	28,614
June 30, 2018	10,059	38,398	28,339
March 31, 2018	7,941	38,370	30,429
December 31, 2017	9,705	33,398	23,693

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2018	$3,649	$32,494	$28,845
September 30, 2018	3,603	34,156	30,553
June 30, 2018	3,320	33,846	30,526
March 31, 2018	4,040	33,494	29,454
December 31, 2017	2,276	29,131	26,855

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

Cash flows

Cash and due from banks was $85.4 million at December 31, 2018 and $127.4 million at December 31, 2017.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the twelve months ended December 31, 2018 was $681.8 million and $635.8 million in the prior year.  By way of comparison, Net income was $560.5 million in the twelve months ended December 31, 2018 and $479.5 million in the prior year.

Cash flows provided by investing activities — Investing activities resulted in $14.7 billion in net cash inflows in the twelve months ended December 31, 2018, compared to $15.5 billion in net cash outflows in 2017.  In 2018, cash provided by investing activities was driven largely by maturing advances that exceed new advances.

Cash flows used in financing activities — Our primary source of funding is the issuance of Consolidated obligation debt.  Issuance of capital stock is another source.  Net cash outflows from our funding sources were $15.4 billion in the twelve months ended December 31, 2018, compared to net inflows of $14.9 billion in the prior year.

For more information, see Statements of Cash Flows in the financial statements.

Short-term Borrowings and Short-term Debt

Our primary source of funds is the issuance of FHLBank debt.  Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds.  Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments.  We also issue short-term Consolidated obligation bonds as part of our asset-liability management strategy.  We may also borrow from another FHLBank, generally for a period of one day.  Such borrowings have been historically insignificant.

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Outstanding at end of the period (a)	$50,640,238	$49,613,671	$53,593,000	$56,494,100
Weighted-average rate at end of the period (b)	2.34%	1.23%	2.37%	1.31%
Average outstanding for the period (a)	$51,656,594	$45,895,662	$59,411,703	$39,454,853
Weighted-average rate for the period	1.79%	0.85%	1.86%	0.96%
Highest outstanding at any month-end (a)	$59,769,950	$57,330,972	$70,377,100	$56,494,100

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

Table 9.5:                                       FHFA MBS Limits

	December 31, 2018		December 31, 2017
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	216%	300%	207%	300%

Table 9.6:                                       Core Mission Achievement

The Finance Agency has established a ratio by which the Finance Agency will assess each FHLBank’s core mission achievement.  Core mission achievement is determined using a ratio of primary mission assets, which include advances and acquired member assets (mortgage loans acquired from members), to Consolidated obligations.  The ratio will be determined at each year-end and will be calculated using annual average par values.

	December 31, 2018	December 31, 2017
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$108,523,572	$109,222,746
Mortgage Loans	2,853,891	2,791,156
Total Primary Mission Assets	$111,377,463	$112,013,902
Total Consolidated Obligations	$144,953,712	$138,827,114

Core Mission Achievement Ratio	77%	81%
Target Ratio	70%	70%

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

Information Security and Business Continuity.  The Bank has an Information Security Department that is responsible for the policy, procedures, reviews, education and management of the information security program.  The Bank also has a department that is responsible for the overall business continuity program, which includes training, testing, coordination and continual updates.  Information security and the protection of confidential customer data, and business continuity are priorities for the FHLBNY, and we have implemented processes that will help secure confidential data and continuity of operations.  The information security program is reviewed and enhanced periodically to address emerging threats to data integrity and cyber attacks.  The business continuity program includes annual testing of our capabilities.  Results of business continuity testing and information security are routinely presented to senior management of the FHLBNY and its Board of Directors.

The FHLBNY’s Information Technology group maintains and regularly reviews controls to ensure that technology assets are well managed and secure from unauthorized access and in accordance with approved policies and procedures.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2018, 2017 and 2016.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment debt securities, trading securities, mortgage loans in the MPF portfolio, securities purchased under agreements to resell and federal funds sold.  The primary expense is interest paid on Consolidated obligation debt.  Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2018	2017	2016

Total interest income	$3,586,484	$2,242,303	$1,360,847
Total interest expense	2,789,459	1,520,779	804,437
Net interest income before provision for credit losses	797,025	721,524	556,410
Provision (Reversal) for credit losses on mortgage loans	(371)	(287)	1,966
Net interest income after provision for credit losses	797,396	721,811	554,444
Total other income (loss)	(23,871)	(58,003)	6,853
Total other expenses	150,665	130,922	115,393
Income before assessments	622,860	532,886	445,904
Affordable Housing Program Assessments	62,382	53,417	44,752
Net income	$560,478	$479,469	$401,152

2018 Net Income Compared to 2017

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

2018 Net income was $560.5 million, an increase of $81.0 million, or 16.9%, compared to 2017.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (NII) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Other significant drivers would be prepayment fees earned when advances are early terminated by our borrowing members, and the impact on interest income and expense accruals by the execution of swaps that hedge our assets and liabilities.

2018 Net interest income was $797.0 million, an increase of $75.5 million, or 10.5%, from 2017.  In 2018, yields earned on LIBOR-indexed assets, primarily ARC advances and floating-rate mortgage-backed securities, benefited from the rising LIBOR.  Overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  Prepayment fees were $7.5 million in 2018, compared to $23.8 million in 2017, and were recorded in Net interest income.  Although funding costs were also higher in the rising rate environment for LIBOR-indexed CO floaters and discount notes, the price/yield relationship to the FHLBNY for the issuance of shorter-term floating-rate CO bonds continued to be at advantageous spreads.  Net interest spread declined a little, 42 basis points in 2018, compared to 43 basis points in 2017, primarily due to the increase in the liquidity portfolio of federal funds sold and treasury securities.

Other income (loss) — In 2018, Other income (loss) reported a loss of $23.9 million, compared to a loss of $58.0 million in 2017.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $18.4 million in the current year, compared to $15.8 million in 2017.

•                  Financial instruments carried at fair values reported a net valuation gain of $0.2 million in the current year, compared to a net loss of $4.5 million in 2017.  For more information, see financial statements, Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Also see Table 10.10 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net loss of $40.8 million in the current year, compared to a net gain of $1.9 million in 2017.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 17.  Derivatives and Hedging Activities.  Also see Table 10.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and accompanying discussions in this MD&A.

•                  In 2017, the Bank paid $70.0 million to settle the Lehman litigation, which contributed to the aggregate loss reported in Other income (loss).

Other expenses were $150.7 million in the current year, compared to $130.9 million in 2017.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $47.9 million in the current year, up from $40.7 million in 2017.  Expense increases were primarily due to new long-term lease agreements executed in the second half of 2017.

•                  Compensation and benefits expenses were $79.0 million in the current year, up from $71.1 million in 2017.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $15.9 million in the current year, compared to $14.7 million in 2017.

•                  Other expenses were $8.0 million in the current year, up from $4.5 million in 2017.  Expense increase was primarily due to contributions towards disaster relief programs and the non-service costs of employer sponsored pension programs.

AHP assessments allocated from Net income were $62.4 million in the current year, compared to $53.4 million in 2017.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

2017 Net Income Compared to 2016

2017 Net income was $479.5 million, an increase of $78.3 million, or 19.5% compared to 2016.  Summarized below are the primary components of our Net income:

2017 Net interest income was $721.5 million, an increase of $165.1 million, or 29.7%, from 2016.  Net interest income benefited from higher average earning assets, which grew to $148.8 billion in 2017, up from $128.4 billion in 2016.  Average advance balances were $109.2 billion in 2017, compared to $96.2 billion in 2016.

Net interest spread was 43 basis points in 2017, compared to 40 basis points in 2016.

Other income (loss) — In 2017, Other income (loss) reported a loss of $58.0 million, compared to a gain of $6.9 million in 2016.  In 2017, a $70.0 million legal charge was recorded on the Lehman settlement matter.

•                  Service fees and other were $15.8 million in 2017, compared to $13.8 million in 2016.

•                  Financial instruments carried at fair values reported a net valuation loss of $4.5 million in 2017, compared to a net loss of $1.9 million in 2016.

•                  Derivative and hedging activities reported a net gain of $1.9 million in 2017, compared to a net loss of $1.7 million in 2016.

Other expenses were $130.9 million in 2017, compared to $115.4 million in 2016.

•                  Operating expenses were $40.7 million in 2017, up from $33.4 million in 2016.

•                  Compensation and benefits expenses were $71.1 million in 2017, up from $65.6 million in 2016.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $14.7 million in 2017, compared to $12.9 million in 2016.

AHP assessments allocated from Net income were $53.4 million in 2017, compared to $44.8 million in 2016.

Net Interest Income, Margin and Interest Rate Spreads — 2018, 2017 and 2016

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact period-over-period changes.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.  In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 10.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto.  Also, see Table 10.4 Spread and Yield Analysis, and Table 10.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 10.2:                                Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2018	2017	2016	2018	2017
Total interest income (a)	$3,586,484	$2,242,303	$1,360,847	59.95%	64.77%
Total interest expense (a)	2,789,459	1,520,779	804,437	(83.42)	(89.05)
Net interest income before provision for credit losses (b)(c)	$797,025	$721,524	$556,410	10.46%	29.67%

(a)         Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.8 and accompanying discussions

(b)         Attribution of the primary factors driving changes in Net interest income are summarized below:

2018 vs. 2017 — Net interest income improved by $75.5 million period-over-period.

Volume-related changes in assets and funding mix made a positive contribution of $79.6 million.  Yield related changes resulted in a decline of $4.1 million.  Average interest-earning assets totaled $154.1 billion in 2018, compared to $148.8 billion.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 42 basis points in 2018, compared to 43 basis points in 2017.  Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 52 basis points in 2018, compared to 48 basis points in 2017.

Funding costs continued to benefit from the increased utilization of favorably priced shorter-term LIBOR-indexed CO bond floaters.  CO  LIBOR floaters and discount notes have largely become the primary funding vehicles, in line with the growth of variable-rate ARC advances and LIBOR-indexed floating-rate mortgage-backed securities.

The rising LIBOR has driven up the LIBOR-indexed cash flows we received, such that the net cash flows we received on swaps hedging advances made a significant contribution to 2018 Net interest income.  Net interest income in 2018 benefited by $150.2 million in interest accruals on swaps in qualifying hedges, in contrast to an expense of $161.3 million in 2017.  While the rising LIBOR had an adverse impact on LIBOR-indexed cash flows paid on swaps hedging debt, the negative impact was not as significant.

2017 vs. 2016 — Net interest income increased by $165.1 million.

Volume-related changes in net interest income contributed $73.0 million; rate-related changes contributed $92.2 million.

Net interest spread was 43 basis points in 2017, compared to 40 basis points in 2016.  Net interest margin was 48 basis points in 2017, compared to 43 basis points in 2016.  Several factors contributed to the favorable increase in our interest margins. Business volume increased period-over-period by $20.4 billion, with $148.8 billion in average earning assets in 2017, compared to $128.4 billion in 2016.

(c)          Net interest income from investing member capital. — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.  Member capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was $7.8 billion in 2018, compared to $7.7 billion in 2017 and $7.0 billion in 2016.

Impact of Qualifying Hedges on Net Interest Income — 2018, 2017 and 2016

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3:                                Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Years ended December 31,
	2018	2017	2016

Interest Income	$3,396,087	$2,388,414	$1,753,320
Net interest adjustment from interest rate swaps	190,397	(146,111)	(392,473)
Reported interest income	3,586,484	2,242,303	1,360,847

Interest Expense	2,749,302	1,505,575	860,772
Net interest adjustment from interest rate swaps and basis amortization	40,157	15,204	(56,335)
Reported interest expense	2,789,459	1,520,779	804,437

Net interest income	$797,025	$721,524	$556,410

Net interest adjustment - interest rate swaps	$150,240	$(161,315)	$(336,138)

See Table 10.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type in this MD&A for discussions and analysis.

Spread and Yield Analysis — 2018, 2017 and 2016

Table 10.4:                                Spread and Yield Analysis

	Years ended December 31,
	2018			2017			2016
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$107,970,634	$2,522,040	2.34%	$109,187,643	$1,563,322	1.43%	$96,200,603	$919,890	0.96%
Interest bearing deposits and others	21,240	420	1.98	135,970	168	0.12	456,464	1,655	0.36
Federal funds sold and other overnight funds	21,125,197	390,619	1.85	18,705,074	188,920	1.01	13,702,951	53,323	0.39
Investments
Trading securities	3,585,110	74,412	2.08	231,458	3,085	1.33	6,255	56	0.90
Mortgage-backed securities
Fixed	8,700,768	260,608	3.00	7,961,719	237,729	2.99	7,116,150	215,183	3.02
Floating	8,616,252	209,447	2.43	8,627,485	136,331	1.58	7,465,096	74,596	1.00
State and local housing finance agency obligations	1,184,453	31,329	2.65	1,110,125	18,467	1.66	837,504	9,311	1.11
Mortgage loans held-for-portfolio	2,898,749	97,479	3.36	2,837,762	94,255	3.32	2,631,349	86,800	3.30
Loans to other FHLBanks	6,671	130	1.95	3,315	26	0.79	8,005	33	0.41

Total interest-earning assets	$154,109,074	$3,586,484	2.33%	$148,800,551	$2,242,303	1.51%	$128,424,377	$1,360,847	1.06%

Funded By:
Consolidated obligation bonds
Fixed	$26,650,358	$556,003	2.09%	$32,347,406	$463,181	1.43%	$41,444,068	$393,391	0.95%
Floating	66,878,818	1,252,229	1.87	61,004,233	609,189	1.00	31,729,864	188,509	0.59
Consolidated obligation discount notes	51,656,594	960,833	1.86	45,895,662	431,722	0.94	46,508,363	216,545	0.47
Interest-bearing deposits and other borrowings	1,035,303	19,430	1.88	1,768,332	15,402	0.87	1,428,394	4,375	0.31
Mandatorily redeemable capital stock	13,962	964	6.90	21,523	1,285	5.97	24,370	1,617	6.64

Total interest-bearing liabilities	146,235,035	2,789,459	1.91%	141,037,156	1,520,779	1.08%	121,135,059	804,437	0.66%

Other non-interest-bearing funds	100,509	—		62,928	—		262,920	—
Capital	7,773,530	—		7,700,467	—		7,026,398	—

Total Funding	$154,109,074	$2,789,459		$148,800,551	$1,520,779		$128,424,377	$804,437

Net Interest Income/Spread		$797,025	0.42%		$721,524	0.43%		$556,410	0.40%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.48%			0.43%

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

Rate and Volume Analysis — 2018, 2017 and 2016

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5:                                Rate and Volume Analysis

	For the years ended
	December 31, 2018 vs. December 31, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(17,616)	$976,334	$958,718
Interest bearing deposits and others	(254)	506	252
Federal funds sold and other overnight funds	27,179	174,520	201,699
Investments
Trading securities	68,690	2,637	71,327
Mortgage-backed securities
Fixed	22,134	745	22,879
Floating	(178)	73,294	73,116
State and local housing finance agency obligations	1,311	11,551	12,862
Mortgage loans held-for-portfolio	2,041	1,183	3,224
Loans to other FHLBanks	43	61	104

Total interest income	103,350	1,240,831	1,344,181

Interest Expense
Consolidated obligation bonds
Fixed	(90,476)	183,298	92,822
Floating	62,792	580,248	643,040
Consolidated obligation discount notes	60,219	468,892	529,111
Deposits and borrowings	(8,332)	12,360	4,028
Mandatorily redeemable capital stock	(500)	179	(321)

Total interest expense	23,703	1,244,977	1,268,680

Changes in Net Interest Income	$79,647	$(4,146)	$75,501

	For the years ended
	December 31, 2017 vs. December 31, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$137,370	$506,062	$643,432
Interest bearing deposits and others	(766)	(721)	(1,487)
Federal funds sold and other overnight funds	25,248	110,349	135,597
Investments
Trading securities	2,989	40	3,029
Mortgage-backed securities
Fixed	25,279	(2,733)	22,546
Floating	13,042	48,693	61,735
State and local housing finance agency obligations	3,627	5,529	9,156
Mortgage loans held-for-portfolio	6,852	603	7,455
Loans to other FHLBanks	(26)	19	(7)

Total interest income	213,615	667,841	881,456

Interest Expense
Consolidated obligation bonds
Fixed	(99,585)	169,375	69,790
Floating	242,055	178,625	420,680
Consolidated obligation discount notes	(2,890)	218,067	215,177
Deposits and borrowings	1,261	9,766	11,027
Mandatorily redeemable capital stock	(179)	(153)	(332)

Total interest expense	140,662	575,680	716,342

Changes in Net Interest Income	$72,953	$92,161	$165,114

Interest Income — 2018, 2017 and 2016

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6:                                Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2018	2017	2016	2018	2017
Interest Income
Advances (a)	$2,522,040	$1,563,322	$919,890	61.33%	69.95%
Interest-bearing deposits	420	168	1,655	150.00	(89.85)
Securities purchased under agreements to resell (b)	78,341	25,509	6,940	207.11	267.56
Federal funds sold (b)	312,278	163,411	46,383	91.10	252.31
Trading securities (c)	74,412	3,085	56	2,312.06	5,408.93
Mortgage-backed securities (d)
Fixed	260,608	237,729	215,183	9.62	10.48
Floating	209,447	136,331	74,596	53.63	82.76
State and local housing finance agency obligations	31,329	18,467	9,311	69.65	98.34
Mortgage loans held-for-portfolio (e)	97,479	94,255	86,800	3.42	8.59
Loans to other FHLBanks	130	26	33	400.00	(21.21)

Total interest income	$3,586,484	$2,242,303	$1,360,847	59.95%	64.77%

Interest income in 2018 grew to $3.6 billion, yielding 233 basis points, compared to $2.2 billion yielding 151 basis points in 2017 and $1.4 billion yielding 106 basis points in 2016.  Primary factors driving changes period-over-period in Interest income are summarized below:

(a)         Interest income from Advances

2018 vs. 2017 — Interest income from advances grew to $2.5 billion, yielding 234 basis points in 2018, compared to $1.6 billion, yielding 143 basis points in 2017.  Short-term yields in 2018 outpaced the rise in long-term yields, driving the flatness of the yield curve during much of the latter periods in 2018, favorably impacting the yields on our adjustable rate advances, overnight advances and short-term fixed-rate advances.

The average 3-month LIBOR (our benchmark rate) was 231 basis points in 2018, compared to 126 basis points in 2017.  Variable-rate advances, short-term fixed rate and overnight Advance borrowings by members have remained significant and yields benefited in the rising rate environment.  Variable-rate advances re-price typically at monthly intervals and yields increased over the term of the advance.  Short-term fixed-rate and overnight advances re-priced at their maturities at frequent intervals (when rolled over by borrowing members), and benefited from higher coupons along an upwardly sloping yield curve.

Rate-related increases were partly offset by a decline in advance transaction volume, as measured by average balances, which was $108.0 billion in 2018, compared to $109.2 billion in 2017.  Volume-related decline in interest income was $17.6 million, offset by $976.3 million in rate-related increases in interest income.  For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Hedging under ASC 815 benefited advance interest income accruals.  Interest accruals from ASC 815 qualifying interest rate swaps hedging advances were pay fixed-rate in exchange for receive floating-rate cash flows.  The rising LIBOR has driven up the LIBOR-indexed cash flows we received, such that the net cash flows we received on swaps hedging advances made a significant contribution to 2018 Net interest income, contributing $190.4 million in interest accruals, in contrast to an expense of $146.1 million in 2017.  Historically, the interest rate exchanges have resulted in a net accrual expense that has typically reduced interest income from hedged advances.  In the current rising rate environment for the 3-month LIBOR, the swap accruals made a positive contribution.  For more information, see Table 10.7 Impact of Interest Rate Swaps on Interest Income Earned from Advances.

Prepayment fees recorded in interest income were $7.5 million in 2018, compared to $23.8 million in 2017.  When members prepay advances ahead of their contractual maturities, we receive prepayment fees.

2017 vs. 2016 — Interest income from advances grew to $1.6 billion, yielding 143 basis points in 2017, compared to $919.9 million, at a yield of 96 basis points in 2016.  Net prepayment fees recorded as interest income from advances were $23.8 million in 2017 and $18.0 million in 2016. The higher interest rate environment in 2017, specifically LIBOR, was the primary driver for the significant increase in interest income.  Transaction volume grew to $109.2 billion in 2017 compared to $96.2 billion in 2016, and also made a favorable contribution.

(b)         Federal funds and Securities purchased under agreements to resell

2018 vs. 2017 — Interest income from federal funds and repurchase agreements increased in parallel with higher investment balances, which grew in line with our liquidity objectives.  In 2018, average invested balance was $21.1 billion, compared to $18.7 billion in 2017.  Income growth was also driven by higher yields in line with improved market yields.  Yields grew to 185 basis points in 2018, compared to 101 basis points in 2017.

2017 vs. 2016 — Interest income from federal funds and repurchase agreements grew in line with our liquidity objectives,  yielding 101 basis points in 2017, compared to 39 basis points in 2016.  Primary drivers were higher overnight and short-term rates for interbank money market lending and higher volume of investments, which averaged $18.7 billion in 2017, compared to $13.7 billion in 2016.

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

2018 vs. 2017 — Interest income grew primarily due to higher volume of acquisitions.

2017 vs. 2016 — Interest income grew as the portfolio had been established in late 2016.

(d)         Mortgage-backed securities — Investment yields and interest income

Interest income from investments in mortgage-backed securities (MBS) were generated by fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

2018 vs. 2017 — Interest income from MBS was $470.0 million in 2018, compared to $374.0 million in 2017.

•                  Fixed-rate MBS yielded 300 basis points, or $260.6 million in 2018, compared to a yield of 299 basis points, or $237.7 million in 2017.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  Interest income has increased, driven by higher investment balances, which averaged $8.7 billion in 2018, up from $8.0 billion in 2017.

•                  Floating-rate MBS yielded 243 basis points, or $209.4 million in 2018, compared to a yield of 158 basis points, or $136.3 million in 2017.  The portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1-month LIBOR was 202 basis points in 2018, compared to 111 basis points in 2017.  Investment volume averaged $8.6 billion in 2018, almost unchanged from 2017.

2017 vs. 2016 — Interest income was $374.0 million in 2017, compared to $289.8 million in 2016.

•                  Fixed-rate MBS yielded 299 basis points, or $237.7 million in 2017, compared to a yield of 302 basis points, or $215.2 million in 2016.  Yields declined a little as high-yielding vintage MBS continued to pay down.  Increase in interest income was driven by higher investment balances, which averaged $8.0 billion in 2017, up from $7.1 billion in 2016.

•                  Floating-rate MBS yielded 158 basis points, or $136.3 million in 2017, compared to a yield of 100 basis points, or $74.6 million in 2016.  Contributing factors were higher 1-month LIBOR and higher invested balances.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, the primary index on the floating-rate securities.  The average 1- month LIBOR was 111 basis points in 2017, compared to 50 basis points in 2016.  Investment volume averaged $8.6 billion in 2017, up from $7.5 billion in 2016.

(e)          Mortgage loans held-for-portfolio

2018 vs. 2017 — Interest income grew to $97.5 million in 2018, compared to $94.3 million in 2017.  Pricing has remained competitive, and the average portfolio stood at $2.9 billion, a small increase of $60.9 million net of paydowns.  The portfolio yielded 336 basis points in 2018, compared to 332 basis points in 2017.

2017 vs. 2016 — Interest income grew to $94.3 million in 2017, compared to $86.8 million in 2016.  Pricing was competitive, and the average portfolio stood at $2.8 billion, a small increase of $206.5 million net of paydowns.  The portfolio yielded 332 basis points in 2017, compared to 330 basis points in 2016.

Impact of hedging on Interest income from advances — 2018, 2017 and 2016

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.7:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2018	2017	2016
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$2,331,643	$1,709,433	$1,312,363
Net interest adjustment from interest rate swaps (a)	190,397	(146,111)	(392,473)
Total Advance interest income reported	$2,522,040	$1,563,322	$919,890

(a)   In a Fair value hedge under ASC 815, certain fixed-rate advances are hedged by the execution of interest rate swaps; the hedges create synthetic floaters.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The mismatch between the two cash exchanges determines the net interest adjustments under ASC 815.  Historically, the fixed-rate cash flows we pay to swap dealers on swaps hedging advances have been greater than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net cash outflow.  However, in 2018 our interest margin benefited in a rising LIBOR environment as the cash interest accruals received exceeded payments.  The higher LIBOR-indexed cash flows we have received in 2018 have reversed the typical unfavorable expense adjustments, so that a net benefit of $190.4 million to advance income was recorded in 2018, compared to net charges of $146.1 million in 2017 and $392.5 million in 2016.

Interest Expense — 2018, 2017 and 2016

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest expense is net of the impact of hedge strategies.  The primary hedging strategy is the Fair value hedge that creates LIBOR-indexed funding, the benchmark rate for the FHLBNY.  We also use the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed-rate coupons to floating-rate coupons indexed to the 3-month LIBOR.  The primary cash flow hedge strategy is designed to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), hedging long-term issuances of consolidated obligation discount notes and create long-term fixed-rate funding.

Certain floating-rate CO bonds were designated in economic hedges, primarily basis hedges that converted a contractual variable index to a preferred funding variable index, typically the 3-month LIBOR.  Interest rate swaps designated in an economic hedge do not qualify as an ASC 815 hedge, and interest accrual is not recorded as an adjustment to debt interest expense (as would a swap that qualified); swap accruals together with changes in the fair values of the swaps in economic hedges are reported in Other income (below net interest income) as an impact of derivative and hedging activities in the Statements of income.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.8:                                Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2018	2017	2016	2018	2017
Interest Expense
Consolidated obligations bonds (b)
Fixed	$556,003	$463,181	$393,391	(20.04)%	(17.74)%
Floating	1,252,229	609,189	188,509	(105.56)	(223.16)
Consolidated obligations discount notes (b)	960,833	431,722	216,545	(122.56)	(99.37)
Deposits	17,816	15,060	3,091	(18.30)	(387.22)
Mandatorily redeemable capital stock	964	1,285	1,617	24.98	20.53
Cash collateral held and other borrowings	1,614	342	1,284	(371.93)	73.36

Total interest expense (a)	$2,789,459	$1,520,779	$804,437	(83.42)%	(89.05)%

(a)         Total Interest expense in 2018 grew to $2.8 billion, at a costing yield of 191 basis points, compared to $1.5 billion at a costing yield of 108 basis points in 2017.  Short-term yields in 2018 outpaced the rise in long-term yields, driving the flatness of the yield curve during much of the latter periods in 2018, impacting costing yields on our CO floaters and shorter-term discount notes.

(b)         Interest expense on Consolidated obligation bonds and discount notes — While interest expense on CO floaters and CO discount notes has increased in a rising rate environment, shorter maturity CO floating-rate bonds indexed to LIBOR have continued to be in demand at relatively attractive pricing.  CO discount note issuances have also been in demand by investors and coupons have remained relatively attractive at tight spreads to similar maturity U.S. treasuries.

Our funding mix in 2018, between the use of floating-rate CO bonds and fixed-rate CO bonds, has continued to shift in the direction of greater utilization of floating-rate CO bonds.  Usage of CO discount notes in 2018 has also increased.  Utilization of fixed-rate CO bonds has declined.  The robust demand from the money market fund community for discount notes has kept discount note spreads to treasuries tight, benefiting funding costs for the FHLBNY.  Short-duration CO floaters have also been an attractive investment for money market funds, the demand largely a function of anticipated FOMC rate hikes, and that too has benefited FHLBNY funding costs.

Our hedging strategies under ASC 815 have remained unchanged.  Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level.  As of December 31, 2018, LIBOR was the benchmark hedging rate.

•                  2018 vs. 2017 — Fixed-rate Consolidated obligation bonds — Interest expense on fixed-rate CO bonds has increased, as short-maturity, fixed-rate CO bonds matured and were replaced by new issuance at higher costing yields.  As part of the tactical shift in the funding mix, usage of fixed-rate bonds has continued to decline.  Utilization volume, as measured by average balance was $26.7 billion in 2018, compared to $32.3 billion in 2017.  Interest expense was $556.0 million at a funding cost of 209 basis points in 2018, compared to $463.2 million at a funding cost of 143 basis points in 2017.  Interest expense includes the impact of hedging effects.

ASC 815 hedging effects on interest expense accruals reported a net expense of $34.4 million in 2018, in contrast to a favorable (reduction) of $11.4 million in 2017.  The rising LIBOR has driven up the LIBOR-indexed cash flows we pay in the hedging relationship, such that the net cash flows we paid on the swaps exceeded the fixed-rate interest we received.  The average 3-month LIBOR (our benchmark rate) was 231 basis points in 2018, compared to 126 basis points in 2017.  Interest accruals from ASC 815 qualifying interest rate swaps hedging fixed-rate CO bonds are pay LIBOR-indexed floating-rate cash flows in exchange for receive fixed-rate cash flows.  Historically, the swap interest rate exchanges have resulted in a favorable net reduction to fixed-rate CO bond interest expense to a sub-LIBOR level.  For more information, see Table 10.9 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

2017 vs. 2016 — Fixed-rate bonds — Interest expense was $463.2 million at a funding cost of 143 basis points in 2017, compared to $393.4 million at a funding cost of 95 basis points in 2016.  In a rising rate environment in 2017, interest expense on CO bonds also increased.  Utilization volume, as measured by average balance was $32.3 billion in 2017, compared to $41.4 billion in 2016.

Hedging effects on fixed-rate CO bond recorded a favorable reduction of $11.4 million and $88.2 million to interest expense in 2017 and 2016.  The steep rise of the 3-month LIBOR narrowed the historical favorable hedging cash flow differential between the fixed-rate cash flows we received in exchange for LIBOR-indexed payments made to swap dealers.  The 3-month LIBOR averaged 126 basis points in 2017, compared to 74 basis points in 2016.

2018 vs. 2017 — Floating-rate Consolidated obligation bonds — In 2018, interest expense on floating-rate CO bonds was $1.3 billion at a funding cost of 187 basis points, compared to $609.2 million at a funding cost of 100 basis points in 2017.  Utilization volume, as measured by average balance grew to $66.9 billion in 2018, up from $61.0 billion in 2017.  Floating-rate bonds were typically indexed to the 1-month LIBOR, and higher yields paid in 2018 were primarily in line with a rising LIBOR.  The average 1-month LIBOR was 202 basis points in 2018, compared to 111 basis points in 2017.  A significant volume of 1-month LIBOR indexed CO bonds were converted to 3-month LIBOR by the execution of basis swaps, which were designated as economic hedges of the 1-month LIBOR indexed CO bonds.  In compliance with hedge accounting rules for economic hedges, interest accruals on the basis swaps were not recorded as adjustments to the cost of funds, rather the accruals were recorded in Other income together with fair value gains and losses from derivatives and hedging activities.  For more information about the impact of economic hedging and accruals, see Table 10.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

2017 vs. 2016 — Floating-rate bonds — Interest expense on floating-rate CO bonds was $609.2 million at a funding cost of 100 basis points in 2017, compared to $188.5 million at a funding cost of 59 basis points in 2016.  The average volume grew to $61.0 billion in 2017, up from $31.7 billion in 2016.  Variable-rate balance sheet assets increased, driving up the need for variable-rate funding.  Floating-rate bonds were typically indexed to the 1-month LIBOR, and the higher cost was in line with a rising LIBOR.  While interest expense has increased in a rising rate environment, strong investor demand for shorter-term floating-rate CO bonds had a favorable impact on yields and pricing, making it attractive for us to fund our balance sheet assets with floaters.  The use of floating-rate CO bonds also allowed us to diversify as a funding alternative to the issuance of discount notes.

•                  2018 vs. 2017 — Consolidated obligation discount notes (CO discount notes or discount notes) — In a rising rate environment, costing yields on CO discount notes have also increased.

Interest expense on discount notes was $960.8 million at a funding cost of 186 basis points in 2018, compared to $431.7 million at a funding cost of 94 basis points in 2017.  Increase in interest expense was primarily rate related as discount notes are short-term and re-priced to higher coupons in a rising rate environment when new discount notes were issued to replace maturing debt.  Increase in interest expense was also in line with the increased utilization of discount notes (Volume effects) as measured by average balances.

Cash flow hedging programs under ASC 815 also impacted interest expense.  The hedges synthetically converted the 91-day variability of cash flows on $2.7 billion of discount notes ($2.3 billion at December 31, 2017) to long-term fixed-rate swap yields.  The hedging strategy increased interest expense by $11.5 million in 2018, compared to an increase of $30.9 million in 2017.  However, the hedging strategy assured us of long-term funding at predictable rates.

2017 vs. 2016 — Consolidated obligation discount notes (CO discount notes or discount notes) — In a rising rate environment, interest expense on CO discount notes increased.  Interest expense on discount notes, including the impact of cash flow hedging strategies, was $431.7 million at a funding cost of 94 basis points in 2017, compared to $216.5 million at a funding cost of 47 basis points in 2016.  Utilization of discount notes in 2017, as measured by average balances, declined period-over-period by $612.7 million.  The decline was more evident when measured in terms of percentage of average earning assets funded by discount notes, 30.8% in 2017, compared to 36.2% in 2016.

Cash flow hedging programs under ASC 815 synthetically converted the 91-day variability of cash flows and yields on $2.3 billion (par) of discount note at December 31, 2017 ($1.8 billion, par at December 31, 2016) to long-term fixed-rate swap yields, and resulted in swap accrual expense of $30.9 million in 2017, compared to $34.9 million in 2016.

Impact of Hedging on Interest Expense on Debt — 2018, 2017 and 2016

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

We have also created synthetic long-term fixed rate funding to fund long-term investments, utilizing a Cash Flow hedging strategy that converted forecasted long-term discount note variable-rate funding to fixed-rate funding by the use of long-term swaps.  For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons.  Cash Flow hedging strategies are also discussed under Table 10.13 Accumulated Other Comprehensive Income (loss) to Current Period Income from Cash Flow Hedges.

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.9:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2018	2017	2016
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$1,779,595	$1,088,084	$673,143
Discount notes-Interest expense before adjustment for swaps	949,313	400,804	181,637
Amortization of basis adjustments	(5,729)	(4,269)	(3,076)
Net interest adjustment for swaps hedging CO bonds (a)	34,366	(11,445)	(88,167)
Net interest adjustment for swaps hedging discount notes (a)	11,520	30,918	34,908
Total bonds and discount notes-Interest expense	$2,769,065	$1,504,092	$798,445

(a)               CO bond and discount note hedging — Fair value and cash flow hedges under ASC 815 have been executed to hedge certain fixed-rate CO bonds and discount notes.  The cash flows exchanged in the two hedging strategies resulted in Net interest adjustments (also referred to as interest accruals) as noted in the table above and discussed below:

A fair value hedge of Consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows, creating synthetic floating-rate cash flows.  The cash flows exchanged between the receive-leg and pay-leg of the cash determine the net interest adjustments.  Historically, in a fair value hedge of our debt, the fixed-rate cash flows received from swap dealers on swaps hedging CO bonds have been greater than the LIBOR indexed cash flows we pay to swap dealers, typically resulting in favorable sub-LIBOR cash flows.  In 2018, the higher LIBOR-indexed cash flows paid in 2018 have reversed the typical favorable expense adjustments, so that a net unfavorable adjustment of $34.4 million was recorded in 2018, in contrast to favorable adjustments of $11.4 million and $88.2 million in 2017 and 2016.

Cash flow hedges under ASC 815 have been executed to hedge future issuances of designated CO discount notes.  Long-term interest rate swaps have been executed that have created synthetic fixed-rate cash flows — we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The pay fixed-rate cash flows are typically based on long-term swap rates, which have remained significantly higher than the 3-month LIBOR that we receive in exchange.  Although the cash flow exchanged in the hedge results in a net interest expense, it achieves our hedging objective of a stable and predictable long-term funding expense.  The cash flows exchanged in the two hedging strategies resulted in net unfavorable interest expense accruals of $11.5 million, $30.9 million and $34.9 million in 2018, 2017 and 2016.  Unfavorable interest accruals have declined in line with the rising LIBOR, which is the index that references the cash flows received by the FHLBNY.

For further information, see Table 10.8 Interest Expenses and accompanying discussions.

Allowance for Credit Losses — 2018, 2017 and 2016

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net reversal of $0.4 million in the current year, compared to a net reversal of $0.3 million in 2017 and a provision of $2.0 million in 2016.

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

Analysis of Non-Interest Income (Loss) — 2018, 2017 and 2016

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.10:                         Other Income (Loss)

	Years ended December 31,
	2018	2017	2016

Other income (loss):
Service fees and other (a)	$18,442	$15,841	$13,824
Instruments held at fair value - Unrealized gains (losses) (b)	209	(4,540)	(1,854)
Total OTTI losses	(398)	—	(113)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	257	—	(118)
Net impairment losses recognized in earnings	(141)	—	(231)

Net realized and unrealized gains (losses) on derivatives and hedging activities (c)	(40,778)	1,939	(1,721)
Net gains (losses) on Trading securities	3,216	(1,106)	142
Fair value gains (losses) on Equity Investments	(4,819)	—	—
Net realized gains from sale of available-for-sale securities	—	—	250
Provision for litigation settlement on derivative contracts (d)	—	(70,000)	—
Losses from extinguishment of debt	—	(137)	(3,557)
Total other income (loss)	$(23,871)	$(58,003)	$6,853

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit were $15.3 million, $12.4 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016.  Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

(b)         Changes in fair values on advances and debt elected under the FVO were not material in the 2018 periods in parallel with the decline in new elections to replace run offs.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — Hedging activities reported a net loss of $40.8 million in 2018, compared to a net gain of $1.9 million in 2017 and a net loss of $1.7 million in 2016.  See Table 10.12 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type  for more information.

(d)         Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (Lehman) in a Chapter 11 bankruptcy proceeding.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio at December 31, 2018, 2017 and 2016 (in thousands):

Table 10.11:                         Net Gains (Losses) on Trading Securities (a)

	Years ended December 31,
	2018	2017	2016
Net unrealized gains (losses) on Trading securities held at period-end	$2,494	$(1,069)	$142
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	722	(37)	—
Net gains (losses) on Trading securities	$3,216	$(1,106)	$142

(a)         Securities classified as trading are held for liquidity objectives and carried at fair values.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Earnings Impact of Derivatives and Hedging Activities — 2018, 2017 and 2016

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  First, from mismatches between the changes in fair values of the derivative (the hedging instrument) and the changes in fair values of the hedged items on ASC 815 qualifying hedges (fair value effects of derivatives, net of the fair value effects of hedged items); and, second, from fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt and advances when elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives are considered as hedging gains or losses on standalone hedges, and are realized at the periodic accrual settlement dates.

Summarized below is the impact of hedging activities on earnings, and a description of where the primary components of expenses and income are reported in the Statements of income (in thousands):

Table 10.12:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2018
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$190,397	$—	$(275)	$(28,637)	$(11,520)	$—	$—	$—	$149,965
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,255	—	—	(1,758)	—	—	—	—	(503)
Gains (losses) on cash flow hedges	—	—	—	(278)	—	—	—	—	(278)
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	—	—	—	491	438	—	—	—	929
Net gains (losses) on swaps and caps in other economic hedges	196	(1,696)	(145)	(27,148)	—	(255)	304	—	(28,744)
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(12,182)	(12,182)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	1,451	(1,696)	(145)	(28,693)	438	(255)	304	(12,182)	(40,778)

Total earnings impact	$191,848	$(1,696)	$(420)	$(57,330)	$(11,082)	$(255)	$304	$(12,182)	$109,187

	December 31, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(146,111)	$—	$(242)	$15,714	$(30,918)	$—	$—	$—	$(161,557)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	984	—	—	11	—	—	—	—	995
Gains (losses) on cash flow hedges	—	—	—	388	—	—	—	—	388
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	10	—	—	(297)	(1,109)	—	—	—	(1,396)
Net gains (losses) on swaps and caps in other economic hedges	191	389	570	8,284	(63)	(4,310)	141	—	5,202
Price alignment interest paid on variation margin	—	—	—	—	—	—	—	(3,250)	(3,250)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	1,185	389	570	8,386	(1,172)	(4,310)	141	(3,250)	1,939

Total earnings impact	$(144,926)	$389	$328	$24,100	$(32,090)	$(4,310)	$141	$(3,250)	$(159,618)

	December 31, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(392,473)	$—	$(273)	$91,243	$(34,908)	$—	$—	$—	$(336,411)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,360	—	—	882	—	—	—	—	2,242
Gains (losses) on cash flow hedges	—	—	—	58	—	—	—	—	58
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	(3,039)	—	—	2,252	345	—	—	—	(442)
Net gains (losses) on swaps and caps in other economic hedges	261	34	(530)	(3,428)	(492)	281	295	—	(3,579)
Net realized and unrealized gains (losses) on derivatives and hedging activities (a)	(1,418)	34	(530)	(236)	(147)	281	295	—	(1,721)

Total earnings impact	$(393,891)	$34	$(803)	$91,007	$(35,055)	$281	$295	$—	$(338,132)

(a)         Net realized and unrealized gains and losses on derivatives and hedging activities recorded a net loss of $40.8 million in 2018, compared to a net gain of $1.9 million in 2017 and a net loss of $1.7 million in 2016.  The primary components were - Price alignment interest (PAI, the interest expense paid on variation margin) was $12.2 million in 2018, compared to $3.3 million in 2017; ASC 815 hedging effects recorded a net fair value loss of $0.5 million in 2018, compared to a net gains of $1.0 million and $2.2 million in 2017 and 2016; standalone derivatives in economic hedges recorded a net loss of $28.7 million in 2018, compared to a net gain of $5.2 million in 2017 and a net loss of $3.6 million in 2016.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income.

The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.13:                         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2018	2017	2016
Accumulated other comprehensive income (loss) from cash flow hedges
Beginning of period	$(19,877)	$(47,018)	$(91,037)
Net hedging transactions (a)	36,816	26,000	41,892
Reclassified into earnings	(180)	1,141	2,127
End of period (b)	$16,759	$(19,877)	$(47,018)

(a)         Net hedging transactions represented the effects of valuation changes of interest rate swaps in ASC 815 cash flow hedges.  Valuation gains were unrealized and were consistent with higher long-term swap rates at December 31, 2018, compared to long-term swap rates at the beginning of each previous period.

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

The two Cash Flow hedging strategies were:

Hedges of anticipated issuances of Consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to “lock-in” a spread between the earning asset that is expected to settle in a future period and the cost of funding.  The swaps are structured to pay fixed-rate, receive LIBOR indexed cash flows.  Open swap contracts are valued at the end of each reporting period and fair values are recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  In the periods in this report, the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  Upon adoption of ASU 2017-12 on January 1, 2019, all gains and losses on the swaps will be recorded in AOCI until reclassified to earnings.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows (for forecasted transactions to issue Consolidated obligation bonds) is between three and six months.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2018, 2017 and 2016

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.14:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2018	Percentage of Total	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$8,211	17.15%	$5,480	13.46%	$4,365	13.06%
Depreciation and leasehold amortization	5,492	11.47	4,432	10.89	3,462	10.36
All others (b)	34,179	71.38	30,799	75.65	25,602	76.58
Total Operating Expenses	$47,882	100.00%	$40,711	100.00%	$33,429	100.00%

Total Compensation and Benefits	$78,950		$71,090		$65,577
Finance Agency and Office of Finance (c)	$15,874		$14,660		$12,859
Other expenses (d)	$7,959		$4,461		$3,528

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

Assessments — 2018, 2017 and 2016

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2018	2017	2016

Beginning balance	$131,654	$125,062	$113,352
Additions from current period’s assessments	62,382	53,417	44,752
Net disbursements for grants and programs	(32,318)	(46,825)	(33,042)
Ending balance	$161,718	$131,654	$125,062

AHP assessments allocated from net income totaled $62.4 million in 2018, compared to $53.4 million and $44.8 million in 2017 and 2016.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Item 7A.                                              Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management.  Market risk or interest rate risk (IRR) is the risk of change to market value or future earnings due to a change in the interest rate environment.  IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities.  As the maturity mismatch increases so does the level of IRR.  The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.  Accordingly, 90% of the balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest and rate volatility environment.

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps).  All the LIBOR-based advances and long-term advances are swapped to 1- or 3-month LIBOR.  Advances with adjustable rates are tailored to reset to a LIBOR index while long-term consolidated obligations are swapped to 1- or 3-month LIBOR.  These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio.  These include: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, and liquidity and funding needs.  These varied risks are controlled by monitoring IRR measures including re-pricing gaps, duration of equity (DOE), value at risk (VaR), net interest income (NII) at risk, key rate durations (KRD) and forecasted dividend rates.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down 200bps measurement presented in the fourth quarter of 2017.  However, the Bank has presented a down 100bps measurement beginning in the fourth quarter of 2017 and a down 200bps in 2018):

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2018	-0.05	-0.76	-0.79	0.31
September 30, 2018	0.10	-1.58	-0.46	0.43
June 30, 2018	0.00	-1.99	-0.62	0.44
March 31, 2018	-0.15	-1.75	-0.75	0.40
December 31, 2017	-0.37	N/A	-0.95	0.36

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

One Year Re-pricing Gap
December 31, 2018	$6.418 Billion
September 30, 2018	$6.363 Billion
June 30, 2018	$6.527 Billion
March 31, 2018	$6.738 Billion
December 31, 2017	$7.592 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  Due to the ongoing low interest rate environment, the down 200bps measurement was not presented between the fourth quarter of 2017 to the fourth quarter of 2018; however, the Bank has presented a down 100bps measurement beginning in the fourth quarter of 2017.

With respect to the Bank’s Net Interest Income (NII) Sensitivity to a -200bps parallel yield shift, this Board limit contained in this model was originally constructed to measure income variability from mortgage prepayment risk.  However, the model’s measurement did not account for either outlier results in near zero interest rate environments or expected management actions.  An internal review was performed and, at the recommendation of management, this limit was suspended by the Board of Directors on September 20, 2018 for the remainder of the year.  The FHLBNY is refining the methodology and will also consider it for reporting in future filings.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
December 31, 2018	N/A	-5.86%	12.26%
September 30, 2018	N/A	-6.56%	13.14%
June 30, 2018	N/A	-3.16%	5.53%
March 31, 2018	N/A	-2.69%	3.98%
December 31, 2017	N/A	-3.14%	7.02%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down 200bps measurement was not presented in the fourth quarter of 2017; however, the Bank has presented a down 100bps measurement beginning the fourth quarter of 2017 and a down 200bps in 2018):

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
December 31, 2018	-1.63%	-0.41%	-0.50%
September 30, 2018	-1.12%	-0.20%	-0.58%
June 30, 2018	-1.13%	-0.24%	-0.57%
March 31, 2018	-1.69%	-0.52%	-0.40%
December 31, 2017	N/A	-0.81%	-0.20%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2018 and December 31, 2017 (in millions):

	Interest Rate Sensitivity
	December 31, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$12,881	$143	$514	$424	$1,952
MBS investments	7,900	536	2,546	1,343	4,431
Adjustable-rate loans and advances	23,395	—	—	—	—
Net unswapped	44,176	679	3,060	1,767	6,383

Liquidity trading portfolio	1,712	1,963	1,980	3	—
Swaps hedging investments	3,975	(1,975)	(2,000)	—	—
Net liquidity trading portfolio	5,687	(12)	(20)	3	—

Fixed-rate loans and advances	42,055	10,332	18,246	5,416	5,991
Swaps hedging advances	36,400	(9,276)	(16,931)	(4,255)	(5,938)
Net fixed-rate loans and advances	78,455	1,056	1,315	1,161	53
Loans to other FHLBanks	250	—	—	—	—

Total interest-earning assets	$128,568	$1,723	$4,355	$2,931	$6,436

Interest-bearing liabilities:
Deposits	$1,038	$5	$—	$—	$—

Discount notes	50,230	410	—	—	—
Swapped discount notes	(2,664)	—	971	85	1,608
Net discount notes	47,566	410	971	85	1,608

Consolidated Obligation Bonds
FHLBank bonds	50,615	16,007	9,579	3,296	4,406
Swaps hedging bonds	23,556	(15,324)	(6,490)	(992)	(750)
Net FHLBank bonds	74,171	683	3,089	2,304	3,656

Total interest-bearing liabilities	$122,775	$1,098	$4,060	$2,389	$5,264
Post hedge gaps (a):
Periodic gap	$5,793	$625	$295	$542	$1,172
Cumulative gaps	$5,793	$6,418	$6,713	$7,255	$8,427

	Interest Rate Sensitivity
	December 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$14,238	$159	$545	$442	$1,771
MBS investments	9,291	855	2,059	1,979	3,055
Adjustable-rate loans and advances	37,120	—	—	—	—
Net unswapped	60,649	1,014	2,604	2,421	4,826

Liquidity trading portfolio	239	1,256	147	—	—
Swaps hedging investments	1,408	(1,261)	(147)	—	—
Net liquidity trading portfolio	1,647	(5)	—	—	—

Fixed-rate loans and advances	43,147	11,835	21,227	7,438	1,940
Swaps hedging advances	39,629	(10,719)	(19,886)	(7,127)	(1,897)
Net fixed-rate loans and advances	82,776	1,116	1,341	311	43

Total interest-earning assets	$145,072	$2,125	$3,945	$2,732	$4,869

Interest-bearing liabilities:
Deposits	$1,166	$12	$—	$—	$—

Discount notes	49,424	189	—	—	—
Swapped discount notes	(2,349)	—	525	531	1,293
Net discount notes	47,075	189	525	531	1,293

Consolidated Obligation Bonds
FHLBank bonds	65,519	18,199	9,250	2,545	3,509
Swaps hedging bonds	24,199	(16,754)	(6,057)	(638)	(750)
Net FHLBank bonds	89,718	1,445	3,193	1,907	2,759

Total interest-bearing liabilities	$137,959	$1,646	$3,718	$2,438	$4,052
Post hedge gaps (a):
Periodic gap	$7,113	$479	$227	$294	$817
Cumulative gaps	$7,113	$7,592	$7,819	$8,113	$8,930

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2018, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the

Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “FHLBank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 21, 2019

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks (Note 3)	$85,406	$127,403
Securities purchased under agreements to resell (Note 4)	4,095,000	2,700,000
Federal funds sold (Note 4)	7,640,000	10,326,000
Trading securities (Note 5) (Includes $239,813 pledged as collateral at December 31, 2018 and $239,064 at December 31, 2017)	5,810,512	1,641,568
Equity Investments (Note 6)	48,179	—
Available-for-sale securities, net of unrealized gains of $4,034 at December 31, 2018 and $10,178 at December 31, 2017 (Note 7)	422,216	577,269
Held-to-maturity securities (Note 8) (Includes $4,548 pledged as collateral at December 31, 2018 and $5,728 at December 31, 2017)	17,474,826	17,824,533
Advances (Note 9) (Includes $0 at December 31, 2018 and $2,205,624 at December 31, 2017 at fair value under the fair value option)	105,178,833	122,447,805
Mortgage loans held-for-portfolio, net of allowance for credit losses of $814 at December 31, 2018 and $992 at December 31, 2017 (Note 10)	2,927,230	2,896,976
Loans to other FHLBanks (Note 20)	250,000	—
Accrued interest receivable	275,256	226,981
Premises, software, and equipment	51,572	29,697
Derivative assets (Note 17)	113,762	112,742
Other assets	8,602	7,398

Total assets	$144,381,394	$158,918,372

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,002,587	$1,142,056
Non-interest-bearing demand	20,050	17,999
Term	40,000	36,000

Total deposits	1,062,637	1,196,055

Consolidated obligations, net (Note 12)
Bonds (Includes $5,159,792 at December 31, 2018 and $1,131,074 at December 31, 2017 at fair value under the fair value option)	84,153,776	99,288,048
Discount notes (Includes $3,180,086 at December 31, 2018 and $2,312,621 at December 31, 2017 at fair value under the fair value option)	50,640,238	49,613,671

Total consolidated obligations	134,794,014	148,901,719

Mandatorily redeemable capital stock (Note 14)	5,845	19,945

Accrued interest payable	223,570	162,176
Affordable Housing Program (Note 13)	161,718	131,654
Derivative liabilities (Note 17)	31,147	61,607
Other liabilities	355,841	204,178

Total liabilities	136,634,772	150,677,334

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 60,658 at December 31, 2018 and 67,500 at December 31, 2017	6,065,799	6,750,005
Retained earnings
Unrestricted	1,102,801	1,067,097
Restricted (Note 14)	591,281	479,185
Total retained earnings	1,694,082	1,546,282
Total accumulated other comprehensive income (loss)	(13,259)	(55,249)

Total capital	7,746,622	8,241,038

Total liabilities and capital	$144,381,394	$158,918,372

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
Interest income
Advances, net (Note 9)	$2,522,040	$1,563,322	$919,890
Interest-bearing deposits	420	168	1,655
Securities purchased under agreements to resell (Note 4)	78,341	25,509	6,940
Federal funds sold (Note 4)	312,278	163,411	46,383
Trading securities (Note 5)	74,412	3,085	56
Available-for-sale securities (Note 7)	12,161	9,936	8,662
Held-to-maturity securities (Note 8)	489,223	382,591	290,428
Mortgage loans held-for-portfolio (Note 10)	97,479	94,255	86,800
Loans to other FHLBanks (Note 20)	130	26	33

Total interest income	3,586,484	2,242,303	1,360,847

Interest expense
Consolidated obligation bonds (Note 12)	1,808,232	1,072,370	581,900
Consolidated obligation discount notes (Note 12)	960,833	431,722	216,545
Deposits (Note 11)	17,816	15,060	3,091
Mandatorily redeemable capital stock (Note 14)	964	1,285	1,617
Cash collateral held and other borrowings	1,614	342	1,284

Total interest expense	2,789,459	1,520,779	804,437

Net interest income before provision for credit losses	797,025	721,524	556,410

Provision (Reversal) for credit losses on mortgage loans	(371)	(287)	1,966

Net interest income after provision for credit losses	797,396	721,811	554,444

Other income (loss)
Service fees and other	18,442	15,841	13,824
Instruments held at fair value - Unrealized gains (losses) (Note 18)	209	(4,540)	(1,854)

Total OTTI losses	(398)	—	(113)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	257	—	(118)
Net impairment losses recognized in earnings	(141)	—	(231)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 17)	(40,778)	1,939	(1,721)
Net gains (losses) on Trading securities	3,216	(1,106)	142
Fair value gains (losses) on Equity Investments (Note 6)	(4,819)	—	—
Net realized gains from sale of available-for-sale securities (Note 7)	—	—	250
Provision for litigation settlement on derivative contracts	—	(70,000)	—
Losses from extinguishment of debt	—	(137)	(3,557)

Total other income (loss)	(23,871)	(58,003)	6,853

Other expenses
Operating	47,882	40,711	33,429
Compensation and benefits	78,950	71,090	65,577
Finance Agency and Office of Finance	15,874	14,660	12,859
Other expenses	7,959	4,461	3,528
Total other expenses	150,665	130,922	115,393

Income before assessments	622,860	532,886	445,904

Affordable Housing Program Assessments (Note 13)	62,382	53,417	44,752

Net income	$560,478	$479,469	$401,152

Basic earnings per share (Note 15)	$9.09	$7.66	$7.02

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016

Net Income	$560,478	$479,469	$401,152
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(1,220)	5,954	(5,059)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	(257)	—	(105)
Reclassification of non-credit portion included in net income	—	—	223
Accretion of non-credit portion of OTTI	3,999	15,431	6,461
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	3,742	15,431	6,579
Net change in unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	36,816	26,000	41,892
Reclassification of (gains) losses included in net income	(180)	1,141	2,127
Total net change in unrealized gains (losses) relating to hedging activities	36,636	27,141	44,019
Net change in pension and postretirement benefits	7,756	(8,125)	(5,502)
Total other comprehensive income (loss)	46,914	40,401	40,037
Total comprehensive income (loss)	$607,392	$519,870	$441,189

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2018, 2017 and 2016

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	47,779	4,777,938	—	—	—	—	4,777,938
Repurchase/redemption of capital stock	(40,023)	(4,002,300)	—	—	—	—	(4,002,300)
Shares reclassified to mandatorily redeemable capital stock	(529)	(52,902)	—	—	—	—	(52,902)
Cash dividends ($4.73 per share) on capital stock	—	—	(259,326)	—	(259,326)	—	(259,326)
Comprehensive income	—	—	320,922	80,230	401,152	40,037	441,189

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	64,508	6,450,844	—	—	—	—	6,450,844
Repurchase/redemption of capital stock	(60,055)	(6,005,596)	—	—	—	—	(6,005,596)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($5.54 per share) on capital stock	—	—	(345,152)	—	(345,152)	—	(345,152)
Comprehensive income	—	—	383,575	95,894	479,469	40,401	519,870

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	79,779	7,977,851	—	—	—	—	7,977,851
Repurchase/redemption of capital stock	(86,533)	(8,653,301)	—	—	—	—	(8,653,301)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,756)	—	—	—	—	(8,756)
Cash dividends ($6.66 per share) on capital stock	—	—	(417,602)	—	(417,602)	—	(417,602)
Comprehensive income	—	—	448,382	112,096	560,478	46,914	607,392

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

(a)     Putable stock.  Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock.  For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Earnings.

(b)     Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trusts from AFS to Equity Investments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
Operating activities

Net Income	$560,478	$479,469	$401,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	87,628	(13,886)	29,625
Concessions on consolidated obligations	2,586	4,110	6,112
Premises, software, and equipment	5,492	4,432	3,461
Provision (Reversal) for credit losses on mortgage loans	(371)	(287)	1,966
Net realized gains from sale of available-for-sale securities	—	—	(250)
Credit impairment losses on held-to-maturity securities	141	—	231
Change in net fair value adjustments on derivatives and hedging activities	33,840	144,391	5,523
Net realized and unrealized (gains) losses on trading securities	(3,216)	1,106	(142)
Change in fair value on Equity Investments	4,819	—	—
Change in fair value adjustments on financial instruments held at fair value	(209)	4,603	4,360
Losses from extinguishment of debt	—	137	3,557
Net change in:
Accrued interest receivable	(49,850)	(64,139)	(17,328)
Derivative assets due to accrued interest	(150,869)	(40,654)	(30,069)
Derivative liabilities due to accrued interest	93,482	50,354	5,526
Other assets	(1,429)	(1,809)	938
Affordable Housing Program liability	30,064	6,592	11,710
Accrued interest payable	61,394	31,998	21,603
Other liabilities	7,828	29,385	2,049
Total adjustments	121,330	156,333	48,872
Net cash provided by (used in) operating activities	681,808	635,802	450,024
Investing activities
Net change in:
Interest-bearing deposits	(53,440)	235,061	114,562
Securities purchased under agreements to resell	(1,395,000)	4,450,000	(3,150,000)
Federal funds sold	2,686,000	(3,643,000)	562,000
Deposits with other FHLBanks	255	(67)	(170)
Premises, software, and equipment	(27,366)	(21,508)	(6,618)
Trading securities:
Purchased (a)	(5,550,105)	(1,881,028)	(131,013)
Repayments	1,216,237	270,930	—
Proceeds from sales	349,383	100,164	—
Equity Investments (b):
Purchased	(3,846)	—	—
Proceeds from sales	1,825	—	—
Available-for-sale securities (b):
Purchased	—	(2,075)	(8,100)
Repayments	105,551	129,872	179,119
Proceeds from sales	—	1,788	118,308
Held-to-maturity securities (c):
Long-term securities
Purchased	(3,520,254)	(4,478,887)	(4,057,667)
Repayments	3,858,408	2,686,796	1,968,561
Advances:
Principal collected	1,107,754,440	1,060,666,397	771,152,466
Made	(1,090,480,856)	(1,074,132,845)	(786,856,049)
Mortgage loans held-for-portfolio:
Principal collected	264,643	268,375	330,666
Purchased	(301,694)	(425,106)	(564,083)
Proceeds from sales of REO	2,799	4,135	3,249
Net change in loans to other FHLBanks	(250,000)	255,000	(255,000)
Net cash provided by (used in) investing activities	14,656,980	(15,515,998)	(20,599,769)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
Financing activities
Net change in:
Deposits and other borrowings	$(123,357)	$(13,268)	$(64,763)
Derivative contracts with financing element	(8,457)	(18,464)	(49,357)
Consolidated obligation bonds:
Proceeds from issuance	111,130,060	93,274,082	59,498,806
Payments for maturing and early retirement	(126,220,249)	(78,726,129)	(42,363,772)
Consolidated obligation discount notes:
Proceeds from issuance	1,177,557,595	1,191,518,054	441,811,057
Payments for maturing	(1,176,600,469)	(1,191,264,042)	(439,333,285)
Capital stock:
Proceeds from issuance of capital stock	7,977,851	6,450,844	4,777,938
Payments for repurchase/redemption of capital stock	(8,653,301)	(6,005,596)	(4,002,300)
Redemption of mandatorily redeemable capital stock	(22,856)	(14,499)	(40,966)
Cash dividends paid (d)	(417,602)	(345,152)	(259,326)
Net cash provided by (used in) financing activities	(15,380,785)	14,855,830	19,974,032
Net increase (decrease) in cash and due from banks	(41,997)	(24,366)	(175,713)
Cash and due from banks at beginning of the period (e)	127,403	151,769	327,482
Cash and due from banks at end of the period (e)	$85,406	$127,403	$151,769

Supplemental disclosures:
Interest paid	$1,714,564	$1,064,684	$615,149
Interest paid for Discount Notes (f)	$878,103	$371,993	$155,808
Affordable Housing Program payments (g)	$32,318	$46,825	$33,042
Transfers of mortgage loans to real estate owned	$1,090	$1,071	$1,089
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$257	$—	$(118)
Capital stock subject to mandatory redemption reclassified from equity	$8,756	$3,009	$52,902
Securities traded but not settled	$149,874	$—	$—

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the twelve months ended December 31, 2018:

(a)              Ambac corporate notes at fair values of $3.6 million were received as non-cash considerations on mortgage-backed securities insured by the Ambac Corporation.  The notes were designated as Trading Securities.

(b)              Equity Investments at fair values of $48.6 million were recorded at January 1, 2018 as a non-cash transfer from the available-for-sale category to Equity Investments upon adoption of ASU 2016-01.  The ASU required the equity investments to be measured at fair value through earnings, thus eliminating eligibility for the available-for-sale category.  Upon implementation of the ASU, a $4.9 million cumulative catch-up adjustment, representing a net valuation gain at December 31, 2017, was reclassified from AOCI to retained earnings at January 1, 2018, the adoption date.

(c)               Includes $0.4 million non-cash principal pay-down on held-to-maturity MBS, and $3.3 million non-cash reduction of amortized cost basis of certain insured MBS.  The non-cash amounts were also part of the considerations received from Ambac Corporation.

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

(f)                 Interest paid disclosures have been supplemented for the twelve months ended December 31, 2018, 2017 and 2016 under the disclosure guidance provided by ASU 2016-15, Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

(g)              AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Notes to Financial Statements

Background

The Federal Home Loan Bank of New York (FHLBNY or the Bank) is a federally chartered corporation, and is one of 11 district Federal Home Loan Banks (FHLBanks).  The FHLBanks are U.S. government-sponsored enterprises (GSEs), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.

Tax Status.  The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments.  Affordable Housing Program (AHP) Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 11 FHLBanks must allocate the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program.

Note 1.                                                         Significant Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and with the instructions provided by the Securities and Exchange Commission (SEC).

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged.  Likewise, there may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or as a derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty.  Additional information regarding these agreements is provided in Note 17.  Derivatives and Hedging Activities.  For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held at the end of the periods presented.  Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell.

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

The FHLBNY has complied with the accounting standards under Fair Value Measurement that defines fair value, establishes a consistent framework for measuring fair value, and requires disclosure about fair value measurement on assets and liabilities recorded at fair value on the balance sheet.

For more information about the fair value hierarchy, and the hierarchy levels of the FHLBNY’s financial instruments, see Note 18. Fair Values of Financial Instruments.

On a recurring basis, fair values were measured and recorded in the Statements of Condition for derivatives, available-for-sale securities (AFS securities), securities designated as trading, equity investments, and financial instruments elected under the Fair Value Option (FVO).

On a non-recurring basis, credit impaired (OTTI) held-to-maturity securities were measured and recorded at their fair values in the Statements of Condition.  When credit impaired mortgage loans held-for-portfolio were partially charged off, the loans were written down to their collateral values on a non-recurring basis.

Fair values of derivative positions — The FHLBNY is an end-user of over-the-counter (OTC) derivatives to hedge assets, liabilities, and certain firm commitments to mitigate fair value risks.  Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk.  Derivative values also take into account the FHLBNY’s own credit standing.  The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The agreements include collateral thresholds that reflect the net credit differential between the FHLBNY and its derivative counterparties.  On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its derivative counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary.

Fair values of investments classified as AFS securities — The FHLBNY’s investments classified as AFS are primarily mortgage-backed securities (MBS), which are GSE-issued variable-rate collateralized mortgage obligations and are recorded at fair values.  The MBS fair values are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics.  The FHLBNY has established that the pricing vendors use methods that generally employ, but are not limited to,

Federal Home Loan Bank of New York

Notes to Financial Statements

benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

Fair values of Other assets and liabilities — For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2018 and 2017, see financial statements, Note 18.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies a debt security at the date of acquisition as trading, held-to-maturity or available-for-sale.  Investments designated as held-to-maturity and available-for-sale are primarily GSE-issued mortgage-backed securities.  Investments designated as trading are primarily U.S. Treasury securities.  Purchases and sales of securities are recorded on a trade date basis.  Prepayments are estimated for purposes of amortizing premiums and accreting discounts on investment securities in accordance with accounting standards for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, the effective yield is recalculated periodically to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

The Bank’s trading portfolio is to enhance the FHLBNY’s liquidity position, and is invested primarily in U.S. Treasury securities and GSE-issued bonds.  The securities are carried at fair value with changes in the fair value of these investments recorded in Other income.  The Bank does not participate in speculative trading practices and holds these investments indefinitely as the FHLBNY periodically evaluates its liquidity needs.

Held-to-Maturity Securities — The FHLBNY classifies debt securities for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash and, if hedged, the fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (OTTI), the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.  Interest earned on such securities is included in Interest income.

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

Available-for-Sale Securities — The FHLBNY classifies debt securities that it may sell before maturity as AFS and carries them at fair value.  Until AFS securities are sold, changes in fair values are recorded in AOCI as Net unrealized gain or (loss) on AFS securities.  The FHLBNY computes gains and losses on sales of debt securities using the specific identification method and includes these gains and losses in Other income (loss).

Trading Securities — Debt securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net realized and unrealized gains or losses on trading securities.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.  We periodically evaluate our liquidity needs and may dispose these investments as deemed prudent by liquidity and market conditions.

Equity Securities — Adoption at January 1, 2018 of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as an amendment to Financial Instruments — Overall (Subtopic 825-10) provided

Federal Home Loan Bank of New York

Notes to Financial Statements

guidance on the measurement and classification of equity investments.  Effective January 1, 2018, the FHLBNY measures its equity investments at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category.  Prior to the adoption of the ASU, the FHLBNY classified its equity investments as AFS.  The FHLBNY’s equity investments comprise of mutual fund assets in grantor trusts owned by the FHLBNY.  The intent of the grantor trusts is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Prior period financial statements were not required to be restated under the transition provisions of this ASU.

Other-Than-Temporary Impairment (OTTI) — Accounting and Governance Policies, and Impairment Analysis

The Financial Accounting Standards Board (FASB) guidance on the recognition and presentation of OTTI is primarily intended to provide greater clarity to investors about the credit and non-credit component of an OTTI event and to more effectively communicate when an OTTI event has occurred.  The guidance is incorporated in the FHLBNY’s investment policies, and is summarized below.

The FHLBNY evaluates its investments for impairment quarterly, and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.

To assess whether the amortized cost basis of the FHLBNY’s private-label MBS (PLMBS) will be recovered in future periods, the FHLBNY performs OTTI analysis by cash flow testing its entire portfolio of private-label MBS (PLMBS), all of which were classified as held-to-maturity.  The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac, government agencies, or state and local housing agencies by considering the creditworthiness and performance of the debt securities and the strength of the guarantees underlying the securities.  Additional testing is performed on housing agency bonds by a review of fair values of bonds that are in unrealized loss position to assess whether fair values are in line with pricing curves with similar credit parameters.

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

If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases are accounted for as a prospective adjustment to the acceptable yield through interest income.  In subsequent periods, if the fair value of

Federal Home Loan Bank of New York

Notes to Financial Statements

the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the FHLBNY expects to collect, the FHLBNY will deem the security as OTTI.  Accretion to interest income will be discontinued and will resume if improvements in cash flows are subsequently observed.

OTTI FHLBank System Governance Committee — The OTTI Governance Committee (OTTI Committee) of the FHLBanks has the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLMBS, also referred to as the “Common platform”.  The goal is to promote consistency among all FHLBanks in the process for determining OTTI for PLMBS.  The OTTI Committee charter provides a formal process by which the FHLBanks can provide input on and approve the assumptions.  FHLBanks that hold the same PLMBS are required to consult with one another to make sure that any decision that a commonly held PLMBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to provide cash flows using the Common platform for certain of the FHLBNY’s PLMBS that had appropriate loan-level performance data that the Common platform could utilize to generate cash flows.  Cash flows generated in the Common platform is the primary source for OTTI assumption parameters for those securities.  The FHLBNY performs its own review of the cash flows generated by the Common platform.

For the remaining PLMBS securities, expected cash flows are generated by the FHLBNY using historical loan performance parameters and its own assumptions.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions are determined primarily using historical performance data.  These are then benchmarked by comparing to performance parameters from the “Market consensus” measures.

The FHLBNY calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considers other factors such as delinquencies and foreclosures, primarily based on performance statistics extracted from reports from trustees, loan servicers and other sources.  Many of the FHLBNY’s PLMBS are insured by monoline insurers, and the FHLBNY makes an assessment of the monoline’s ability to fulfill its guarantee obligations to cover future cash flow shortfalls.  The analysis also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates.  The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

GSE-Issued Securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or government agency, collectively GSE or Agency securities, by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on the FHLBNY’s analysis, GSE securities are performing in accordance with their contractual agreements.  The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac.  The U.S. Treasury and the Finance Agency have placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.  The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal Funds Sold.  Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.

Securities Purchased under Agreements to Resell.  As part of the FHLBNY’s banking activities with counterparties, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The FHLBNY does not have the right to repledge the securities received.  Securities purchased under agreements to resell generally do not constitute a transfer of the underlying securities.  The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.  Interest from such securities is included in Interest income.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

Impairment Analysis of Advances.  An advance will be considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the advance agreement.  The FHLBNY has established asset classification and reserve policies.  All adversely classified assets of the FHLBNY will have a reserve established for probable losses.  Following the requirements of the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses.  The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.

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

The FHLBNY offers a rebate, which is typically a portion of the prepayment fee.  The rebate is contingent upon the prepaying member borrowing new advances within a 30-day period following prepayment, also satisfying conditions to qualify for the rebate, and complying with the then prevailing terms and conditions for borrowing new advances. At the time a prepayment fee is received from the borrowing member, a portion of the fee, deemed to be potentially rebatable, is not recognized in earnings.  The rebatable amount is deferred as a liability as the FHLBNY considers the rebate opportunity for the member a contingency for the FHLBNY.  Until no likelihood exists, such that the member has a potential claim to a rebate within the 30-day rebate period, the potential rebatable amount will be considered to be contingently payable.  That amount will be deferred, based on the supposition that the rebatable portion of the prepayment fee may not be recognized as a revenue in its entirety because it may be subject to a claim payable to a third party, the borrowing member.  Amounts would be recorded once the contingency has been resolved, i.e. when any future potential claims to rebatable funds have expired (30-day rebate period has expired) or has been otherwise settled and resolved (member enters into new qualifying advances within the 30-day period).  Only after the member has no further claims on the funds, and the FHLBNY has no obligations to rebate funds, the deferred amounts may only then be released to earnings.  The actual rebate would depend on the amount and the maturity duration of the new advance.

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (FLA) for which the maximum exposure is estimated to be $35.8 million at December 31, 2018 and $33.3 million at December 31, 2017.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.  For most MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. For new loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk.  Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk.  The credit enhancement becomes an obligation of the PFI.

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

Mortgage loans are written down to their fair values either at foreclosure or to their collateral values when collectability is doubtful, typically when delinquent 180 days or greater and the loan is not well collateralized.  Mortgage loans are held-for-portfolio, and when a loan is partially charged off, the remaining loan balance is typically written down and recorded at its collateral value on a non-recurring basis (see Note 18. Fair Values of Financial Instruments).

The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.  Other non-origination fees, such as delivery commitment extension fees and pair-off fees, are considered as derivative income and recorded over the life of the commitment; all such fees were insignificant for all periods reported.

Non-Accrual Mortgage Loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.  If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan

Federal Home Loan Bank of New York

Notes to Financial Statements

returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $2.3 million at December 31, 2018 and $3.9 million at December 31, 2017.

Allowance for Credit Losses on Mortgage Loans.  The FHLBNY reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  A valuation allowance for credit loss is separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans that are either classified under regulatory criteria (Special Mention, Sub-standard, Doubtful, or Loss) or seriously delinquent.  The FHLBNY deems that foreclosure is probable when its mortgage loans become seriously delinquent.  For the purposes of impairment, the FHLBNY deems loans that are in bankruptcy as impaired, regardless of their delinquency status.  Loans discharged from bankruptcy are considered as Troubled Debt Restructurings (TDRs), and an impairment analysis is performed if the loan is seriously delinquent.

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

Credit losses calculated on a collective basis are aggregated with credit losses calculated on an individual basis.  The aggregate allowance for credit losses on mortgage loans was $0.8 million at December 31, 2018 and $1.0 million at December 31, 2017.

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

Charge-Off Policy — The FHLBNY complies with the guidance provided by the FHFA to perform a charge-off analysis when a loan is on non-accrual status for 180 days or more and the loan is not well collateralized.  The charge-off is calculated as the amount of the shortfall of the fair value of the underlying collateral, less estimated selling costs, compared to the recorded investment in the loan.

Real Estate Owned (REO) — REO includes assets that have been received in satisfaction of mortgage loans through foreclosure.  REO is recorded at the lower of cost or fair value less estimated selling costs of the REO.  At the date of transfer, from mortgage loan to REO, the FHLBNY recognizes a charge-off to allowance for credit losses if the fair value of the REO is less than the recorded investment in the loan.  Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-interest) in the Statements of Income.  REO is recorded in Other assets in the Statements of Condition.

Mandatorily Redeemable Capital Stock

Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions.  The FHLBNY’s capital stock is accounted for under the guidance for financial instruments with characteristics of both liabilities and equity.  Dividends paid on capital stock classified as mandatorily

Federal Home Loan Bank of New York

Notes to Financial Statements

redeemable stock are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.

Mandatorily redeemable capital stock at December 31, 2018 and 2017 represented capital stocks held by former members.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 13. Affordable Housing Program).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 13. Affordable Housing Program.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Derivatives

All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and posted to derivative counterparties. The FHLBNY has no foreign currency assets, liabilities or hedges.

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and measured.  The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation.  For hedges that are highly effective, changes in the fair values of the hedging instrument and the offsetting changes in the fair values of the hedged item are recorded in current earnings.  If a hedge relationship is found to be not highly effective, it will no longer qualify as an accounting hedge and hedge accounting would be prospectively withdrawn. When hedge accounting is discontinued, the offsetting changes of fair values of the hedged item are also discontinued.

Until ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, was adopted on January 1, 2019, realized gains or losses attributable to the derivatives and changes in the fair values of derivatives are recognized in Other Income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.   Upon adoption of ASU 2017-12, the entire hedging effects of the hedging instruments will be reported in the same income statement line item as the hedged item.  While this is a change in presentation from the legacy hedging standards, the impact for the FHLBNY will not be material.

FHLBNY’s derivative and hedging policies summarized below are based on legacy hedging standards prior to the adoption of ASU 2017-12.

Each derivative is designated as one of the following:

(1)              a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “Fair value” hedge);

(2)              a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “Cash flow” hedge);

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

•                  Cash flow hedging.  Changes in the fair value of a derivative that is designated and qualifies as a Cash flow hedge, to the extent that the hedge is highly effective, are reported in AOCI, a component of equity, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).

Measurement of the effects of hedging — For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged and reports changes through current earnings.  To the extent the changes in fair values of the derivatives do not offset the changes in the fair values of the hedged item, the mismatch impacts current period earnings.

Federal Home Loan Bank of New York

Notes to Financial Statements

For hedged items eligible for the short-cut method, the FHLBNY will assume that during the life of the hedge the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR in the periods in this report) equals the change in fair value of the derivative.  The short-cut method is employed only for highly effective hedging relationships that meet certain specific criteria under the accounting standards for derivatives and hedging that would qualify for an assumption of no ineffectiveness in a hedging relationship or a perfect hedge relationship.

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

Measurement of effectiveness on Fair value hedging.  For fair value hedges that are highly effective and qualify for hedge accounting treatment, changes in the fair values of the derivative and the offsetting changes in the fair value of the hedged item are recorded in current period’s earnings. The accruals of interest income and expense on derivatives designated as a qualifying fair value hedge are recognized as adjustments to the interest income or expense of the hedged item.

Measurement of effectiveness on Cash flow hedging.  For cash flow hedges that qualify for hedge accounting treatment and are highly effective, the gains and losses on the derivative instruments are recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are also presented in the same income statement line item as the earnings effect of the hedged item.  Gains and losses on the derivative instrument representing either hedges that are not highly effective or hedge components excluded (none for the FHLBNY) from the assessment of effectiveness are recognized currently in current earnings.

Derivatives in economic hedges.  Changes in the fair value of a derivative designated as economic hedges (also referred to as standalone hedges) and changes in the fair value of a derivative that no longer qualifies as an accounting hedge are recorded in current period earnings with no fair value adjustment to the asset or liability that is being hedged on an economic basis.  The net interest associated with a standalone derivative is recorded together with changes in its fair value in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  When derivatives are executed as intermediated derivatives for members, the derivatives are treated as standalone derivatives.

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

The FHLBNY considers hedges of committed advances and Consolidated obligation bonds eligible for the “short cut” provisions (assumption of no-ineffectiveness), as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument.  A short-cut hedge is a perfectly effective hedging relationship that uses an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meets the criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness.  To meet the short-cut provisions, which assume perfect effectiveness, hedge accounting standards also require the fair value of the swap to approximate zero on the date the FHLBNY designates the hedge.

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

Hedges of Similar Assets.  It is not our practice to engage in portfolio hedging.  However, from time to time, we may execute interest rate swaps in a portfolio hedge of advances if the hedge meets the specific provisions under hedge accounting.  The FHLBNY has insignificant amounts of similar advances that were hedged in aggregate as a portfolio.  For such hedges, the FHLBNY performs a similar asset test for homogeneity to ensure the hedged advances share the risk exposure for which they are designated as being hedged.  Other than the very limited number of portfolio hedges, our other hedged items and derivatives are hedged as separately identifiable instruments.

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

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from four to five years.  Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the asset or the remaining term of the lease.  The FHLBNY capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred, and would include gains and losses on disposal of premises and equipment in Other income (loss).

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of certain Consolidated obligation bonds.  The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY.  Concessions paid on Consolidated obligation bonds elected under the FVO are expensed as incurred.  Concessions paid on Consolidated obligation bonds not designated under the FVO are deferred and amortized, using the contractual level-yield method, over the term to maturity of the Consolidated obligation bond.  Unamortized debt issuance costs are recorded in Consolidated obligation bond liabilities in the Statements of Condition.  The FHLBNY charges to expense, as incurred, the concessions applicable to the sale of Consolidated obligation discount notes because of their short maturities; amounts are recorded in Consolidated obligations interest expense.

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

Recently Adopted Significant Accounting Policies

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as an amendment to Financial Instruments — Overall (Subtopic 825-10).  The amendments provide guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  We adopted the guidance effective January 1, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

This ASU required entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  We evaluated this provision by analyzing the FHLBank issued Consolidated obligation debt (CO debt) for which the fair value option was elected and estimated the instrument-specific credit risk of CO debt as de minimis, if any, and accordingly no cumulative catch-up reclassification was necessary upon adoption.

The ASU also required certain equity investments to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category under pre-ASU legacy standards.  Our analysis of this provision in the ASU identified certain mutual fund assets in grantor trusts that had been designated as available-for-sale and subject to this provision of the ASU.  The adoption of the guidance on January 1, 2018, resulted in an immaterial cumulative catch-up reclassification of the fair values of the trust assets from AOCI to retained earnings.  Prior period financial statements were not required to be restated under the transition provisions of this ASU.

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.   The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provided entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The FHLBNY elected to use the modified retrospective method to adopt the guidance as of January 1, 2018, and adoption resulted in an immaterial impact on our financial condition, results of operations, and cash flows.

Our net income is derived principally from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance.  Certain other streams of non-interest revenues, which relate to fee revenues from commitments and financial letters of credit, were evaluated and we have concluded that such fees and associated expenses are out of scope of the standard and therefore will not be impacted by the adoption of this guidance.  We have also analyzed the recognition of gains and losses when mortgage loans are foreclosed and transferred to real estate owned status, and concluded that while such line items are in-scope of the standard, they are not material for the FHLBNY.

Note 2.                                                         Recently Issued Accounting Standards and Interpretations

Derivatives and Hedging.  In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815).  The FHLBNY adopted the ASU on January 1, 2019.  Other than changes in disclosures required under the ASU, adoption did not have a material effect on its financial condition, results of operations, and cash flows.

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

We expect to realize operational benefits beginning January 1, 2019, and potentially to also benefit from expanded hedging opportunities permitted under the ASU.  The ASU allows a one-time transfer of fixed-rate, pre-payable debt securities from HTM to AFS.  The FHLBNY transferred approximately $1.6 billion of HTM securities into AFS classification effective January 1, 2019 as a one-time transfer permitted under the standard.

On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for hedge Accounting Purposes (Topic 815). The

Federal Home Loan Bank of New York

Notes to Financial Statements

new ASU adds the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The amendments in the ASU became effective for the FHLBNY concurrently with the adoption of ASU 2017-12 on January 1, 2019.

Accounting for Financial Instruments — Credit Losses.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  We have concluded our preliminary assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets.  While the CECL model represents a significant departure from existing GAAP, based on our preliminary assessments, we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.  This guidance is effective for interim and annual periods beginning on January 1, 2020.  The FHLBNY will adopt the ASU effective January 1, 2020.

Lease Accounting.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU requires the FHLBNY to recognize all leases on the balance sheet as lease assets and lease liabilities and disclose material information about its leasing arrangements.  We adopted the ASU effective January 1, 2019, and recognized lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the $106 million of future minimum payments required under operating leases as disclosed in Note 19. Commitments and Contingencies at December 31, 2018.  Other than the recognition of leases on the balance sheet, adoption on January 1, 2019 did not result in material changes to the recognition of operating lease expense in the FHLBNY’s Statements of income.

Note 3.                                                                     Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There were no compensating balance at December 31, 2018; the compensating balance at Citibank included in Cash and due from banks was $41.1 million at December 31, 2017.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $86.1 million at December 31, 2018 and $84.2 million at December 31, 2017.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At December 31, 2018 and 2017, the outstanding balances of Securities purchased under agreements to resell were $4.1 billion and $2.7 billion; the investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY).  BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities, market values $4.2 billion and $2.8 billion, were received at BONY to collateralize the overnight investments at December 31, 2018 and 2017.  Securities purchased under agreements to resell averaged $4.1 billion and $2.7 billion in the twelve months ended December 31, 2018 and 2017.  Interest income from securities purchased under agreements to resell were $78.3 million, $25.5 million and $6.9 million for the years ended December 31, 2018, 2017 and 2016.  No overnight investments had been executed bilaterally with counterparties at December 31, 2018 and 2017.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                                     Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at December 31, 2018 and December 31, 2017 (in thousands):

Fair value	December 31, 2018	December 31, 2017
GSE securities	$502,849	$356,899
Corporate notes	3,334	—
U.S. Treasury notes	5,304,329	1,045,605
U.S. Treasury bills	—	239,064
Total Trading securities	$5,810,512	$1,641,568

The FHLBNY received Ambac corporate notes from the Ambac Corporation as consideration for insurance claims on certain Ambac insured private-label mortgage-backed securities owned by the FHLBNY.  The Ambac notes were designated as trading securities.  The carrying values of trading securities included net unrealized fair value gains of $2.6 million at December 31, 2018, and unrealized fair value losses of $1.1 million at December 31, 2017.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $239.8 million at December 31, 2018 and $239.1 million at December 31, 2017 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (CFTC).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

The remaining maturities and estimated fair values of investments classified as trading (a) were as follows (dollars in thousands):

	December 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$502,849	$—	$502,849
Corporate notes	—	3,334	3,334
U.S. Treasury notes	3,171,130	2,133,199	5,304,329
Total Trading securities	$3,673,979	$2,136,533	$5,810,512
Yield on Trading securities	2.05%	2.14%

	December 31, 2017
	Due in one year or less		Due after one year through five years		Total Fair Value
GSE securities	$210,390		$146,509		$356,899
U.S. Treasury notes	1,045,605		—		1,045,605
U.S. Treasury bills	239,064		—		239,064
Total Trading securities	$1,495,059	(b)	$146,509	(b)	$1,641,568
Yield on Trading securities	1.34%		1.28%

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

Note 6.                                                                     Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments.  The carrying value of equity investments in the Statement of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,250	$—	$—	$1,250
Equity funds	25,788	2,481	(1,674)	26,595
Fixed income funds	21,036	7	(709)	20,334
Total Equity Investments (a)	$48,074	$2,488	$(2,383)	$48,179

(a)        ASU 2016-01 was adopted on January 1, 2018 and the FHLBNY made a non-cash transfer of grantor trusts to the Equity Investments category.  Prior to January 1, 2018, these investments were classified as available-for-sale.  The intent of the grantor trusts is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.

(b)       Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.

(c)        The grantor trusts invest in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trusts.  The grantor trusts are owned by the FHLBNY.

In the Statement of Income unrealized gains and losses related to outstanding Equity Investments were as follows (in thousands):

December 31, 2018
Net gains (losses) recognized during the period	$(4,540)
Less: Net (gains) losses recognized during the period on equity investments sold during the period	(279)
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(4,819)

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.                                                                     Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At December 31, 2018 and December 31, 2017, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$402,540	$4,011	$—	$406,551
CMBS-Floating	15,642	23	—	15,665
Total Available-for-sale securities	$418,182	$4,034	$—	$422,216

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$893	$—	$—	$893
Equity funds (a)	24,869	5,126	(3)	29,992
Fixed income funds (a)	17,957	43	(243)	17,757
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	490,249	5,163	—	495,412
CMBS-Floating	33,123	92	—	33,215
Total Available-for-sale securities	$567,091	$10,424	$(246)	$577,269

(a)         At December 31, 2017, funds in the FHLBNY’s grantor trusts were designated as available-for-sale.  Upon adoption of ASU 2016-01 effective January 1, 2018, the funds were designated as Equity Investments.  For more information, see Note 6. Equity Investments.

(b)         Recorded in AOCI — Net unrealized fair value gains were $4.0 million at December 31, 2018 and $10.2 million at December 31, 2017.

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations and floating rate CMBS, and U.S. Agency issued MBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at December 31, 2018, and no security was in a loss position for 12 months or longer in 2018.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

There were no available-for-sale debt securities with estimated fair values below their amortized cost basis at December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$15,642	$15,665	$33,123	$33,215
Due after ten years	402,540	406,551	490,249	495,412
Fixed income/bond funds, equity funds and cash equivalents (b)	—	—	43,719	48,642

Total Available-for-sale securities	$418,182	$422,216	$567,091	$577,269

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trusts are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $1.5 million and $1.9 million at December 31, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$402,540	$406,551	$490,249	$495,412
CMBS floating - LIBOR	15,642	15,665	33,123	33,215

Total Mortgage-backed securities (a)	$418,182	$422,216	$523,372	$528,627

(a)               Total will not agree to total AFS portfolio because the grantor trusts, which primarily comprise of mutual funds, have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$74,301	$—	$74,301	$4,355	$—	$78,656
Freddie Mac	13,673	—	13,673	953	—	14,626
Total pools of mortgages	87,974	—	87,974	5,308	—	93,282

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,752,909	—	1,752,909	5,057	(6,642)	1,751,324
Freddie Mac	1,079,824	—	1,079,824	4,971	(3,069)	1,081,726
Ginnie Mae	11,610	—	11,610	181	—	11,791
Total CMOs/REMICs	2,844,343	—	2,844,343	10,209	(9,711)	2,844,841

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,596,388	—	2,596,388	888	(37,525)	2,559,751
Freddie Mac	10,635,137	—	10,635,137	59,025	(65,374)	10,628,788
Total commercial mortgage-backed securities	13,231,525	—	13,231,525	59,913	(102,899)	13,188,539

Non-GSE MBS (c)
CMOs/REMICs	6,158	(380)	5,778	327	(42)	6,063

Asset-Backed Securities (c)
Manufactured housing (insured)	35,528	—	35,528	1,490	—	37,018
Home equity loans (insured)	69,583	(6,214)	63,369	24,940	(14)	88,295
Home equity loans (uninsured)	42,426	(4,467)	37,959	5,886	(472)	43,373
Total asset-backed securities	147,537	(10,681)	136,856	32,316	(486)	168,686

Total MBS	16,317,537	(11,061)	16,306,476	108,073	(113,138)	16,301,411

Other
State and local housing finance agency obligations	1,168,350	—	1,168,350	202	(24,207)	1,144,345

Total Held-to-maturity securities	$17,485,887	$(11,061)	$17,474,826	$108,275	$(137,345)	$17,445,756

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$97,579	$—	$97,579	$7,978	$—	$105,557
Freddie Mac	20,160	—	20,160	1,512	—	21,672
Total pools of mortgages	117,739	—	117,739	9,490	—	127,229

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,612,543	—	1,612,543	10,716	(662)	1,622,597
Freddie Mac	960,374	—	960,374	7,485	(404)	967,455
Ginnie Mae	14,513	—	14,513	175	—	14,688
Total CMOs/REMICs	2,587,430	—	2,587,430	18,376	(1,066)	2,604,740

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,955,640	—	2,955,640	8,497	(15,639)	2,948,498
Freddie Mac	10,834,852	—	10,834,852	76,196	(16,272)	10,894,776
Total commercial mortgage-backed securities	13,790,492	—	13,790,492	84,693	(31,911)	13,843,274

Non-GSE MBS (c)
CMOs/REMICs	9,159	(172)	8,987	85	(385)	8,687

Asset-Backed Securities (c)
Manufactured housing (insured)	47,660	—	47,660	2,439	(40)	50,059
Home equity loans (insured)	86,606	(8,746)	77,860	26,479	(21)	104,318
Home equity loans (uninsured)	52,740	(5,885)	46,855	7,847	(973)	53,729
Total asset-backed securities	187,006	(14,631)	172,375	36,765	(1,034)	208,106

Total MBS	16,691,826	(14,803)	16,677,023	149,409	(34,396)	16,792,036

Other
State and local housing finance agency obligations	1,147,510	—	1,147,510	204	(32,977)	1,114,737

Total Held-to-maturity securities	$17,839,336	$(14,803)	$17,824,533	$149,613	$(67,373)	$17,906,773

(a)         Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)         Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

(c)          The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)         Amortized cost — For securities that were deemed to be OTTI, amortized cost represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (Ambac), MBIA Insurance Corp (MBIA) and Assured Guarantee Municipal Corp., (AGM).  Assumptions on the extent of expected reliance by the FHLBNY on insurance support by Ambac, AGM and MBIA to make whole expected cash shortfalls are noted under “Monoline insurance” within this Note 8.  Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.5 million at December 31, 2018 and $5.7 million at December 31, 2017, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$304,671	$(29)	$231,022	$(24,178)	$535,693	$(24,207)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,212,164	(1,787)	2,134,166	(42,380)	3,346,330	(44,167)
Freddie Mac	3,999,726	(14,431)	3,157,646	(54,012)	7,157,372	(68,443)
Total MBS-GSE	5,211,890	(16,218)	5,291,812	(96,392)	10,503,702	(112,610)
MBS-Private-Label	4,635	(24)	23,138	(600)	27,773	(624)
Total MBS	5,216,525	(16,242)	5,314,950	(96,992)	10,531,475	(113,234)
Total	$5,521,196	$(16,271)	$5,545,972	$(121,170)	$11,067,168	$(137,441)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$191,872	$(73)	$343,791	$(32,904)	$535,663	$(32,977)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,181,936	(7,047)	331,845	(9,254)	1,513,781	(16,301)
Freddie Mac	2,051,154	(8,968)	781,211	(7,708)	2,832,365	(16,676)
Total MBS-GSE	3,233,090	(16,015)	1,113,056	(16,962)	4,346,146	(32,977)
MBS-Private-Label	10,674	(41)	31,527	(1,545)	42,201	(1,586)
Total MBS	3,243,764	(16,056)	1,144,583	(18,507)	4,388,347	(34,563)
Total	$3,435,636	$(16,129)	$1,488,374	$(51,411)	$4,924,010	$(67,540)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $24.2 million at December 31, 2018 and $33.0 million at December 31, 2017.  Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds to the “AA municipal sector”.  The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$11,400	$11,388
Due after one year through five years	20,300	20,194	5,785	5,855
Due after five years through ten years	27,670	27,228	47,830	45,602
Due after ten years	1,120,380	1,096,923	1,082,495	1,051,892
State and local housing finance agency obligations	1,168,350	1,144,345	1,147,510	1,114,737

Mortgage-backed securities
Due in one year or less	369,989	367,636	880,774	880,780
Due after one year through five years	4,587,009	4,590,849	4,617,456	4,670,742
Due after five years through ten years	8,201,200	8,157,858	8,225,685	8,225,011
Due after ten years	3,159,339	3,185,068	2,967,911	3,015,503
Mortgage-backed securities	16,317,537	16,301,411	16,691,826	16,792,036

Total Held-to-maturity securities	$17,485,887	$17,445,756	$17,839,336	$17,906,773

(a)         Amortized cost is after adjusting for net unamortized premiums of $63.7 million and $51.8 million (net of unamortized discounts) at December 31, 2018 and December 31, 2017.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2018		December 31, 2017
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$680,247	$679,867	$880,842	$880,671
Floating	2,169,384	2,169,384	1,714,068	1,714,068
Total CMO	2,849,631	2,849,251	2,594,910	2,594,739
CMBS
Fixed	8,348,709	8,348,709	7,310,487	7,310,487
Floating	4,882,816	4,882,816	6,480,005	6,480,005
Total CMBS	13,231,525	13,231,525	13,790,492	13,790,492
Pass Thru (a)
Fixed	204,281	193,601	262,569	248,499
Floating	32,100	32,099	43,855	43,293
Total Pass Thru	236,381	225,700	306,424	291,792
Total MBS	16,317,537	16,306,476	16,691,826	16,677,023
State and local housing finance agency obligations
Fixed	6,770	6,770	8,010	8,010
Floating	1,161,580	1,161,580	1,139,500	1,139,500
Total State and local housing finance agency obligations	1,168,350	1,168,350	1,147,510	1,147,510
Total Held-to-maturity securities	$17,485,887	$17,474,826	$17,839,336	$17,824,533

(a)         Includes MBS supported by pools of mortgages.

Federal Home Loan Bank of New York

Notes to Financial Statements

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management evaluates its investments in private-label MBS (PLMBS) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.

OTTI — No mortgage-backed security was impaired at December 31, 2018.  De minimis amounts of credit-related impairment (OTTI) were recorded in the second quarter of 2018.  No impairment was recorded in the prior year periods.  Based on cash flow testing, the Bank believes no material OTTI exists for the remaining investments.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2018, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Years ended December 31,
	2018	2017	2016
Beginning balance	$22,731	$29,117	$31,892
Additional credit losses for which an OTTI charge was previously recognized	141	—	231
Realized credit losses	(49)	(269)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(6,239)	(6,117)	(3,006)
Ending balance	$16,584	$22,731	$29,117

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (monoline insurers).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer Assured Guaranty Municipal (AGM), insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees are assumed in 2018 and 2019.  For bond insurer Ambac, our analysis has determined improvements in the insurer’s financial position, and we have expanded the reliance basis from 45% at December 31, 2017 to 100% at December 31, 2018 through 2024.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 9.                                                               Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$4,282	3.35%	—%	$—	—%	—%
Due in one year or less	68,305,214	2.52	64.79	85,291,491	1.62	69.51
Due after one year through two years	18,019,447	2.46	17.09	16,866,935	1.78	13.74
Due after two years through three years	6,471,750	2.38	6.14	9,513,504	1.97	7.75
Due after three years through four years	3,505,420	2.61	3.32	5,173,778	2.18	4.22
Due after four years through five years	2,078,462	2.97	1.97	2,757,648	2.42	2.25
Thereafter	7,049,282	2.51	6.69	3,104,085	2.27	2.53

Total par value	105,433,857	2.51%	100.00%	122,707,441	1.72%	100.00%

Hedge valuation basis adjustments (b)	(255,024)			(265,260)
Fair value option valuation adjustments and accrued interest (c)	—			5,624

Total	$105,178,833			$122,447,805

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

(c)          No advances elected under the FVO were outstanding at December 31, 2018.  Valuation adjustments at December 31, 2017 represent changes in the entire fair values of advances elected under the FVO.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 21.1% and 17.1% of total advances at December 31, 2018 and December 31, 2017.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of December 31, 2018 and 2017, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Note 10.                                                        Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance® program loans, or (MPF®), are the mortgage loans held-for-portfolio.  The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (PFI).  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$196,551	6.82%	$238,057	8.35%
Fixed long-term single-family mortgages	2,686,866	93.18	2,612,315	91.65
Total par value	2,883,417	100.00%	2,850,372	100.00%
Unamortized premiums	45,451		48,011
Unamortized discounts	(1,761)		(1,833)
Basis adjustment (b)	937		1,418
Total mortgage loans held-for-portfolio	2,928,044		2,897,968
Allowance for credit losses	(814)		(992)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,927,230		$2,896,976

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (FLA), was estimated at $35.8 million and $33.3 million at December 31, 2018 and 2017.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $2.5 million, $2.4 million, and $2.3 million in 2018, 2017, and 2016.  These fees were reported as a reduction to mortgage loan interest income.

In terms of the credit enhancement waterfall, the MPF program structures potential credit losses on conventional MPF loans into layers on each loan pool as follows:

(1)         The first layer of protection against loss is the liquidation value of the real property securing the loan.

(2)         The next layer of protection comes from the primary mortgage insurance (PMI) that is required for loans with a loan-to-value ratio greater than 80% at origination.

(3)         Losses that exceed the liquidation value of the real property and any PMI will be absorbed by the FHLBNY, limited to the amount of the FLA available under the Master Commitment.  For certain MPF products, the FHLBNY could recover previously absorbed losses by withholding future credit enhancement fees (CE Fees) otherwise payable to the PFI, and applying the amounts to recover losses previously absorbed.  In effect, the FHLBNY may recover losses allocated to the FLA from CE Fees.  The amount of CE Fees depends on the MPF product and the outstanding balances of loans funded in the Master Commitment.  CE Fees payable (potentially available for loss recovery) will decline as the outstanding loan balances in the Master Commitment declines.

(4)         The second layer or portion of credit losses is incurred by the PFI and/or the Supplemental Mortgage Insurance (SMI) provider as follows:  The PFI absorbs losses in excess of any FLA up to the amount of the PFI’s credit obligation amount and/or to the SMI provider for MPF 125 Plus products if the PFI has selected SMI coverage.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed other than the methodology discussed above.

Credit Enhancement Fees

The credit enhancement fee (CE fees) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding.  For certain MPF products, the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.  If losses were incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant in all periods in this report.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2018	2017	2016
Allowance for credit losses:
Beginning balance	$992	$1,554	$326
Charge-offs	(172)	(580)	(738)
Recoveries	365	305	—
Provision (Reversal) for credit losses on mortgage loans	(371)	(287)	1,966
Ending balance	$814	$992	$1,554

	December 31,
	2018	2017	2016
Ending balance, individually evaluated for impairment	$238	$210	$600
Ending balance, collectively evaluated for impairment	576	782	954
Total Allowance for credit losses	$814	$992	$1,554

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2018	December 31, 2017
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$2,927,230	$2,896,976
Non-performing mortgage loans - Conventional (a)(b)	$8,453	$13,272
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,501	$5,582

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,507	$10,443	$—	$12,681
With a related allowance	993	974	238	1,161
Total individually measured for impairment	$11,500	$11,417	$238	$13,842

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,343	$14,222	$—	$14,386
With a related allowance	1,509	1,494	210	1,393
Total individually measured for impairment	$15,852	$15,716	$210	$15,779

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

(d)         Represents the average recorded investment for the twelve months ended December 31, 2018 and 2017.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$233,064	$227,268	$—	$237,144
Uninsured loans	2,697,827	2,644,732	576	2,660,060
Total loans collectively measured for impairment	$2,930,891	$2,872,000	$576	$2,897,204

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$241,575	$235,232	$—	$238,661
Uninsured loans	2,654,882	2,599,424	782	2,602,298
Total loans collectively measured for impairment	$2,896,457	$2,834,656	$782	$2,840,959

(a)         Average recorded investment is for the twelve months ended December 31, 2018 and 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2018		December 31, 2017
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,635	$12,724	$18,216	$12,561
Past due 60 - 89 days	2,683	3,025	3,914	2,712
Past due 90 - 179 days	1,169	1,663	3,860	2,545
Past due 180 days or more	7,316	4,216	9,464	3,378
Total past due	28,803	21,628	35,454	21,196
Total current loans	2,680,524	211,436	2,635,280	220,379
Total mortgage loans	$2,709,327	$233,064	$2,670,734	$241,575
Other delinquency statistics:
Loans in process of foreclosure, included above	$5,149	$3,343	$6,191	$2,524
Number of foreclosures outstanding at period end	37	27	48	23
Serious delinquency rate (a)	0.31%	2.52%	0.50%	2.45%
Serious delinquent loans total used in calculation of serious delinquency rate	$8,525	$5,879	$13,324	$5,923
Past due 90 days or more and still accruing interest	$—	$5,879	$—	$5,923
Loans on non-accrual status	$8,485	$—	$13,324	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,398	$823	$8,772	$648
Modified loans under MPF® program	$1,423	$—	$1,144	$—
Real estate owned	$767		$682

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

Note 11.                                                        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31, 2018	December 31, 2017
Interest-bearing deposits
Interest-bearing demand	$1,002,587	$1,142,056
Term (a)	40,000	36,000
Total interest-bearing deposits	1,042,587	1,178,056
Non-interest-bearing demand	20,050	17,999
Total deposits (b)	$1,062,637	$1,196,055

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,042,587	1.73%	$1,178,056	0.85%
Non-interest-bearing deposits	20,050		17,999
Total deposits	$1,062,637		$1,196,055

(a)         Primarily adjustable rate.

(b)         The weighted average interest rate is calculated based on the average balance.

Note 12.                                                  Consolidated Obligations.

The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf (for more information, see Note 19.  Commitments and Contingencies).  Consolidated obligations consist of bonds and discount notes.  The FHLBanks issue Consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank.  Each FHLBank separately tracks and records as a liability for its specific portion of Consolidated obligations for which it is the primary obligor.  Consolidated obligation bonds (CO bonds or Consolidated bonds) are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.

Consolidated obligation discount notes (CO discount notes, Discount notes, or Consolidated discount notes) are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The following table summarizes Consolidated obligations issued by the FHLBNY and outstanding at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Consolidated obligation bonds-amortized cost	$83,764,337	$98,878,469
Hedge valuation basis adjustments (a)	238,150	273,585
Hedge basis adjustments on terminated hedges (b)	131,497	134,920
FVO (c) - valuation adjustments and accrued interest	19,792	1,074

Total Consolidated obligation bonds	$84,153,776	$99,288,048
Discount notes-amortized cost	$50,631,066	$49,610,668
FVO (c) - valuation adjustments and remaining accretion	9,172	3,003

Total Consolidated obligation discount notes	$50,640,238	$49,613,671

(a)         Hedge valuation basis adjustments represent changes in the fair values due to changes in the LIBOR benchmark rate on fixed-rate bonds in a Fair value hedge.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2018			December 31, 2017
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$64,893,475	2.29%	77.48%	$82,118,565	1.30%	83.07%
Over one year through two years	7,555,545	2.38	9.02	7,363,255	1.43	7.45
Over two years through three years	2,586,325	2.48	3.09	2,462,400	1.91	2.49
Over three years through four years	2,181,750	2.39	2.60	1,158,595	2.18	1.17
Over four years through five years	1,435,235	2.73	1.71	1,640,835	2.13	1.66
Thereafter	5,105,650	3.45	6.10	4,107,500	3.35	4.16

Total par value	83,757,980	2.39%	100.00%	98,851,150	1.44%	100.00%

Bond premiums (b)	42,647			54,654
Bond discounts (b)	(36,290)			(27,335)
Hedge valuation basis adjustments (c)	238,150			273,585
Hedge basis adjustments on terminated hedges (d)	131,497			134,920
FVO (e) - valuation adjustments and accrued interest	19,792			1,074

Total Consolidated obligation-bonds	$84,153,776			$99,288,048

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

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2018		December 31, 2017
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$22,745,980	27.16%	$24,080,150	24.36%
Fixed-rate, callable	4,966,000	5.93	3,658,000	3.70
Step Up, callable	880,000	1.05	253,000	0.26
Single-index floating rate	55,166,000	65.86	70,860,000	71.68

Total par value	83,757,980	100.00%	98,851,150	100.00%

Bond premiums	42,647		54,654
Bond discounts	(36,290)		(27,335)
Hedge valuation basis adjustments (a)	238,150		273,585
Hedge basis adjustments on terminated hedges (b)	131,497		134,920
FVO (c) - valuation adjustments and accrued interest	19,792		1,074

Total Consolidated obligation-bonds	$84,153,776		$99,288,048

(a)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate CO bonds in a Fair value hedge due to changes in the LIBOR benchmark rate.

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

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2018	December 31, 2017

Par value	$50,805,481	$49,685,334
Amortized cost	$50,631,066	$49,610,668
FVO (a) - valuation adjustments and remaining accretion	9,172	3,003
Total discount notes	$50,640,238	$49,613,671
Weighted average interest rate	2.34%	1.23%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 13.                                                  Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2018	2017	2016

Beginning balance	$131,654	$125,062	$113,352
Additions from current period’s assessments	62,382	53,417	44,752
Net disbursements for grants and programs	(32,318)	(46,825)	(33,042)
Ending balance	$161,718	$131,654	$125,062

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY’s Class B capital stock issued and outstanding was $6.1 billion at December 31, 2018 and $6.8 billion at December 31, 2017 (See Statements of Capital):

•                  Membership stock is issued to meet membership stock purchase requirements.  The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  Effective August 1, 2017, the FHLBNY reduced the capital stock purchase requirement for membership from 15.0 basis points to 12.5 basis points.  In addition in 2018, notwithstanding the membership purchase requirements noted, the FHLBNY added a provision to its Capital Plan effective January 1, 2019, to permit (but not require) a member to purchase membership stock of no more than $100 million.

•                  Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.  The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount.  Excess activity-based capital stock is repurchased daily.

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  Second, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio; and third, the FHLBNY will maintain at least a 5.0% leverage ratio at all times.  The FHFA’s regulatory leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2018		December 31, 2017
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$797,783	$7,765,726	$912,620	$8,316,231
Total capital-to-asset ratio	4.00%	5.38%	4.00%	5.23%
Total capital (b)	$5,775,256	$7,765,726	$6,356,735	$8,316,231
Leverage ratio	5.00%	8.07%	5.00%	7.85%
Leverage capital (c )	$7,219,070	$11,648,589	$7,945,919	$12,474,347

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

Estimated redemption periods were as follows (in thousands):

	December 31, 2018	December 31, 2017

Redemption less than one year	$229	$13,672
Redemption from one year to less than three years	1,068	1,145
Redemption from three years to less than five years	425	445
Redemption from five years or greater	4,123	4,683

Total	$5,845	$19,945

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2018	2017	2016

Beginning balance	$19,945	$31,435	$19,499
Capital stock subject to mandatory redemption reclassified from equity	8,756	3,009	52,902
Redemption of mandatorily redeemable capital stock (a)	(22,856)	(14,499)	(40,966)
Ending balance	$5,845	$19,945	$31,435
Accrued interest payable (b)	$112	$305	$606

(a)               Redemption includes repayment of excess stock.

(b)              The annualized accrual rates at the period end dates were 6.90%, 6.00% and 5.00% at December 31, 2018, 2017 and 2016.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $591.3 million and $479.2 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2018 and December 31, 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 15.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2018	2017	2016

Net income	$560,478	$479,469	$401,152

Net income available to stockholders	$560,478	$479,469	$401,152

Weighted average shares of capital	61,798	62,800	57,360
Less: Mandatorily redeemable capital stock	(140)	(215)	(244)
Average number of shares of capital used to calculate earnings per share	61,658	62,585	57,116

Basic earnings per share	$9.09	$7.66	$7.02

The FHLBNY has a single class of capital stock, and earnings per share computation is for the Class B capital stock.  For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Earnings.

Note 16.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The FHLBNY also offers two non-qualified Benefit Equalization Plans, which are retirement plans.  The two plans restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The non-qualified BEP that restores benefits to participant’s Defined Contribution Plan was introduced and became effective at January 1, 2017.  The two non-qualified Benefit Equalization Plans (BEP) are unfunded.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2018	2017		2016
Defined Benefit Plan	$10,066	$7,455		$7,947
Benefit Equalization Plans (defined benefit and defined contribution)	6,838	5,705		4,566
Defined Contribution Plans	2,329	2,122		2,003
Postretirement Health Benefit Plan	(1,145)	(86	)(a)	(176)

Total retirement plan expenses	$18,088	$15,196		$14,340

(a)         Prior period number has been adjusted by immaterial amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2018	2017	2016

Net pension cost charged to compensation and benefit expense for the year ended December 31	$10,066	$7,455	$7,947
Contributions allocated to plan year ended June 30	$10,158	$7,409 (a)	$8,344
Pentegra DB Plan funded status as of July 1 (b)	109.86%	111.30%	104.12%
FHLBNY’s funded status as of July 1 (c)	114.77%	115.79%	114.86%

(a)         Contributions by the FHLBNY were not more than 5% of the total contribution made to the multi-employer plan by all participants.  The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2017.

(b)         Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2019 for the plan year ended June 30, 2018.  For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary.  Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.

(c)          Based on cash contributions made through December 31, 2018 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

expected plan benefits.  These projected benefits are then discounted to the measurement date.  Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost).  There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2018	2017

Accumulated benefit obligation	$52,288	$51,065
Effect of future salary increases	10,819	12,067
Projected benefit obligation	63,107	63,132
Unrecognized net (loss)/gain	(22,980)	(27,976)

Accrued pension cost	$40,127	$35,156

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2018	2017

Projected benefit obligation at the beginning of the year (a)	$63,089	$53,741
Service cost	1,095	888
Interest cost	2,155	2,093
Benefits paid	(1,824)	(1,788)
Actuarial (gain)/loss (b)	(1,408)	8,198

Projected benefit obligation at the end of the year	$63,107	$63,132

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)         Prior year ending balance was not adjusted.  The amounts were de minimis.

(b)         Actuarial loss of $8.2 million in 2017 was primarily due to unfavorable changes in demographic experience, and decrease in the discount rate.  Unfavorable changes were partly offset by gain due to change in mortality assumptions.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2018	2017

Net loss/(gain)	$22,980	$27,976
Accumulated other comprehensive loss/(gain)	$22,980	$27,976

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2018	2017

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	1,824	1,788
Benefits paid	(1,824)	(1,788)
Fair value of the plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Service cost	$1,095	$888	$743
Interest cost	2,155	2,093	1,904
Amortization of unrecognized net loss	3,545	2,554	1,966
Amortization of unrecognized past service (credit)/cost	—	—	(47)

Net periodic benefit cost -Defined Benefit BEP	6,795	5,535	4,566

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	43	170	—
Total	$6,838	$5,705	$4,566

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2018	2017

Net (gain)/loss	$(1,408)	$8,198
Amortization of net (loss)/gain	(3,545)	(2,554)

Total recognized in other comprehensive loss/(income)	$(4,953)	$5,644

Total recognized in net periodic benefit cost and other comprehensive income	$1,842	$11,179

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2019

Expected amortization of net loss/(gain)	$2,879

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016

Discount rate (a)	4.10%	3.47%	3.96%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	6	6	7
Benefits paid during the period	$(1,824)	$(1,788)	$(1,704)

(a)         The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2019	$2,117
2020	2,335
2021	2,652
2022	2,925
2023	3,217
2024-2028	19,335

Total	$32,581

The net periodic benefit cost for 2019 is expected to be $6.7 million ($6.8 million in 2018).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

The net periodic benefit costs were immaterial in the periods in this report, benefiting from amortization of gains from plan amendments in 2014 that resulted in a reduction of $8.8 million in plan obligations.  The gains from the amendments are amortized over an actuarially determined period, effectively reducing net periodic benefit cost in each period in this report.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 4.09%.

A percentage point increase in the assumed healthcare trend rates would have resulted in an increase in postretirement benefit expense by $36.0 thousand in 2018 and $50.1 thousand in 2017; it would also have resulted in an increase in Benefit obligations by $1.0 million at December 31, 2018 and $1.5 million at December 31, 2017.  A percentage point decrease in the assumed healthcare trend rates would have resulted in a decrease in postretirement benefit expense by $31.4 thousand in 2018 and $43.3 thousand in 2017, and a decrease in Benefit obligations by $0.9 million at December 31, 2018 and $1.3 million at December 31, 2017.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017

Accumulated postretirement benefit obligation at the beginning of the year	$17,120	$15,238
Service cost	87	100
Interest cost	465	629
Actuarial (gain)/loss	(4,457)	1,665
Plan participant contributions	191	203
Actual benefits paid	(636)	(776)
Retiree drug subsidy reimbursement	56	61
Accumulated postretirement benefit obligation at the end of the year	$12,826	$17,120

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2018	2017

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	445	573
Plan participant contributions	191	203
Actual benefits paid	(636)	(776)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2018	2017

Prior service (credit)/cost	$(258)	$(2,019)
Net loss/(gain)	269	4,790
Accumulated other comprehensive loss/(gain)	$11	$2,771

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2019
Expected amortization of net loss/(gain)	$—
Expected amortization of prior service (credit)/cost	$(258)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2018	2017	2016

Service cost (benefits attributed to service during the period)	$87	$100	$119
Interest cost on accumulated postretirement health benefit obligation	465	629	598
Amortization of loss/(gain)	64	946	868
Amortization of prior service (credit)/cost	(1,761)	(1,761)	(1,761)

Net periodic postretirement health benefit (income) (a)	$(1,145)	$(86)	$(176)

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Federal Home Loan Bank of New York

Notes to Financial Statements

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2018	2017

Net (gain)/loss	$(4,457)	$1,665
Amortization of net (loss)/gain	(64)	(946)
Amortization of prior service credit/(cost)	1,761	1,761

Total recognized in other comprehensive income	$(2,760)	$2,480

Total recognized in net periodic benefit cost and other comprehensive income	$(3,905)	$2,394

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2018	2017	2016

Weighted average discount rate (a)	4.09%	3.42%	3.88%

Health care cost trend rates:
Assumed for next year
Pre 65	6.75%	7.10%	6.65%
Post 65	4.90%	4.95%	6.00%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2025/2026	2026	2023
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2025/2026	2026	2023
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)         The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2019	$779
2020	813
2021	840
2022	878
2023	902
2024-2028	4,471
Total	$8,683

The postretirement health benefit plan accrual for 2019 is expected to be a cost of $0.3 million (a credit of $1.1 million in 2018).

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

In 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815), with the primary objective of simplifying and improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition, the new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.  Additionally, in 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which adds the OIS rate based on SOFR as an approved U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The other interest rates in the United States that are eligible benchmark under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  For all periods through December 31, 2018, the FHLBNY’s benchmark interest rate for the purposes of ASC 815 was LIBOR.

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

For fair value hedges, in which derivatives hedge the fair values of assets and liabilities, changes in the fair value of derivatives are recorded in Other income in the Statements of Income, together with fair values of the hedged item related to the hedged risk.  These amounts are expected to, and generally do, offset each other.  Upon adoption of ASU 2017-12 on January 1, 2019, the entire hedging effects of the hedging instruments will be reported in the same income statement line item as the hedged item.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge.  To the extent these derivatives are effective in offsetting the variability of hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in AOCI.  These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings.  To the extent these cash flow hedges are not effective, changes in their fair values are immediately recorded in Other income in the Statements of Income.  Upon adoption of ASU 2017-12 on January 1, 2019, the entire hedging effects of the hedging instruments will remain in AOCI and reclassified to earnings when the cash flows of hedged item impact earnings.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

When such a transaction qualifies for hedge accounting, the hedge is accounted for under the provisions of a “Cash flow hedge”.  The interest-rate swaps are recorded at fair values on the balance sheet as a derivative asset or liability, with the offset in AOCI.  Changes in fair values of the hedging derivatives are reflected in AOCI to the extent the hedges are effective.  Hedge ineffectiveness, if any, is recorded in current earnings.  Fair values of swaps in the cash flow hedge programs are reclassified from AOCI to earnings as an interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest expense.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount deemed to be ineffective has not been significant.

As previously noted, adoption of ASU 2017-12 on January 1, 2019 will amend certain cash flow hedge provisions, including the timing of the recognition in earnings of amounts reclassified from AOCI that would be deemed as not effective.

The two Cash flow strategies are described below:

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

Cash flow hedges of “Rolling Issuance of Discount Notes” — The FHLBNY executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, we issue a series of discount notes with 91-day terms over periods typically up to 13 years.  We will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The fair values of the interest rate swaps are recorded in AOCI and amounts that fail the highly effective assessment, if any, are recorded immediately in earnings; amounts remaining in AOCI are reclassified to earnings in the same periods in which

Federal Home Loan Bank of New York

Notes to Financial Statements

interest expenses are affected by the variability of the cash flows of the discount notes.  Upon adoption of ASU 2017-12 effective January 1, 2019, the entire gain or loss of a highly effective hedging swap will remain in AOCI and amounts that are deemed to be effective will be reclassified to earnings in future periods in which earnings are affected by the variability of cash flows of the debt that was issued.

Economic hedges of Consolidated obligation debt — When we issue variable-rate Consolidated obligation bonds indexed to 1-month LIBOR, the U.S. Prime rate, or the Federal funds rate, we will generally execute interest-rate swaps (basis swaps) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds.  The choice of an economic hedge is made because the FHLBNY has determined that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.  In this economic hedge, only the interest rate swap is carried at fair value, with changes in fair values recorded though earnings.

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting, which permits the debt to be carried at the benchmark (LIBOR) fair value, is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the entire change in fair value of the debt is reported in earnings.  We have elected to carry certain fixed-rate Consolidated bonds and certain discount notes under the FVO.  For more information, see Fair Value Option Disclosures in Note 18.  Fair Values of Financial Instruments.  Typically, we would also execute interest rate swaps (to convert the fixed-rate cash flows of the FVO debt to variable-rate cash flows), and changes in the fair values of the swaps would also be recorded in earnings, creating a natural offset to the debt’s fair value changes through earnings.  The interest rate swap would be designated as an economic hedge of the debt.

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

When a fixed-rate advance is hedged, the combination of the fixed rate advance and the derivative transaction effectively creates a variable rate asset, indexed to LIBOR, which is the benchmark rate for the FHLBNY in the periods in this report.  With a putable advance borrowed by a member, we would purchase from the member a put option that is embedded in the advance.  We may hedge a putable advance by entering into a cancellable interest rate swap in which we pay to the swap counterparty fixed-rate cash flows, and in return the swap counterparty pays us variable-rate cash flows.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and we can terminate the advance and extend additional credit to the member on new terms.  We also offer callable advances to members, which is a fixed-rate advance borrowed by a member.  Within the structure of the advance, the FHLBNY sells to the member an embedded call option that enables the member to terminate the advance at pre-determined exercise dates.  The call option is embedded in the advance.  We hedge such advances by executing interest rate swaps with cancellable option features that would allow us to terminate the swaps also at pre-determined option exercise dates.

Advances elected under the Fair Value Option — From time to time, we have elected the FVO on an instrument-by-instrument basis on certain advances.  Once the irrevocable election is made upon issuance of the advance, the entire change in fair value of the advance is reported in earnings, and provides a natural economic offset when a Consolidated obligation debt is elected under the FVO.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps executed as intermediary activity were $333.0 million and $193.0 million at December 31, 2018 and 2017.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges are considered freestanding and changes in the fair values of the swaps are recorded through income.  In general, economic hedges comprised of (1) interest rate caps to hedge balance sheet risk, specifically interest rate risk arising from certain capped floating rate investment securities, (2) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges, (3) interest rate swaps in economic hedges of advances and debt when elected under the FVO, and (4) interest rate swaps in economic hedges of securities in the trading/liquidity portfolio.

Credit Risk Due to Non-performance by Counterparties

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serves as a basis for calculating periodic interest payments or cash flows.  Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (derivatives) in a gain position if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (OTC) derivatives.

The majority of OTC derivative contracts at December 31, 2018 and 2017 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (DCOs) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (FCM) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.

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

Credit risk on OTC cleared derivative transactions — The FHLBNY’s derivative transactions that are eligible for clearing are subject to mandatory clearing rules under the Commodity Futures Trading Commission (CFTC) as provided under the Dodd-Frank Act.  If a derivative transaction is listed as eligible for clearing, the FHLBNY must abide by the CFTC rules to clear the transaction through a DCO.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap dealer (the executing swap counterparty) in the OTC market.  The clearing process requires all parties to the derivative transaction to novate the contracts to a DCO, which then becomes the counterparty to all parties, including the FHLBNY, to the transaction.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO.  At December 31, 2018 and 2017, our analysis concluded that variation margin exchanged with the DCOs - Chicago Mercantile Exchange (CME) and London Clearing House (LCH) were the daily settlement values of the derivative contracts, and not as collateral, and variation margin is a direct reduction of the fair values of the open contracts.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (Derivative instruments — Nettable) (in thousands).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments — Not Nettable.

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (Derivative instruments — Nettable) (in thousands).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments — Not Nettable.  The table also presents security collateral, which are not permitted to be offset, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.  See footnote (c) to the table.

	December 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$246,765	$162,650	$207,922	$103,901
Cleared derivatives	296,677	305,918	672,494	221,976
Total derivatives fair values	543,442	468,568	880,416	325,877
Variation margin (Note 1)	—	—	(465,803)	—
Total gross recognized amount	543,442	468,568	414,613	325,877
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(134,413)	(142,097)	(95,190)	(57,594)
Cleared derivatives	(295,324)	(295,324)	(206,691)	(206,691)
Total gross amounts of netting adjustments and cash collateral	(429,737)	(437,421)	(301,881)	(264,285)
Net amounts after offsetting adjustments and cash collateral	$113,705	$31,147	$112,732	$61,592

Uncleared derivatives	$112,352	$20,553	$112,732	$46,307
Cleared derivatives	1,353	10,594	—	15,285
Total net amounts after offsetting adjustments and cash collateral	$113,705	$31,147	$112,732	$61,592
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$57	$—	$10	$15
Total derivative assets and total derivative liabilities
Uncleared derivatives	112,409	20,553	112,742	46,322
Cleared derivatives	1,353	10,594	—	15,285
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$113,762	$31,147	$112,742	$61,607
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$239,813	$—	$239,064	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(102,682)	—	(103,036)	—

Total net amount of non-cash collateral received or repledged	$137,131	$—	$136,028	$—
Total net exposure cash and non-cash (e)	$250,893	$31,147	$248,770	$61,607
Net unsecured amount - Represented by:
Uncleared derivatives	$9,727	$20,553	$9,706	$46,322
Cleared derivatives	241,166	10,594	239,064	15,285
Total net exposure cash and non-cash (e)	$250,893	$31,147	$248,770	$61,607

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

(c)          Non-cash collateral received or pledged — For bilateral derivatives, certain counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral.  Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary.  For cleared derivatives, we are required to pledge “Initial margin” as collateral under CFTC rules.  The FHLBNY may pledge marketable securities to satisfy the CFTC rules.

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

Note 1

As discussed previously in this Note 17, variation margin is exchanged daily between the DCOs and the FHLBNY for cleared derivatives, and generally represented daily settlement of mark-to-market gains and losses on the derivative contracts.  In the 2018 periods, variation margin was netted as settlements of gross derivative fair values on a category-by-category basis in the table above.  At December 31, 2017, $465.8 million in variation margin received by the FHLBNY was netted and reported in aggregate as a reduction of the gross derivative fair values and was not considered collateral, rather the settlement of the derivative itself.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$60,701,776	$390,670	$314,448
Total derivatives in hedging relationships	60,701,776	390,670	314,448

Derivatives not designated as hedging instruments
Interest rate swaps	43,913,045	145,726	144,190
Interest rate caps or floors	803,000	644	—
Mortgage delivery commitments	12,682	57	—
Other (b)	666,000	6,402	9,930
Total derivatives not designated as hedging instruments	45,394,727	152,829	154,120

Total derivatives before netting and collateral adjustments	$106,096,503	543,499	468,568
Netting adjustments		(372,917)	(372,917)
Cash Collateral and related accrued interest		(56,820)	(64,504)
Total netting adjustments and cash collateral		(429,737)	(437,421)
Total derivative assets and total derivative liabilities		$113,762	$31,147
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,813
Security collateral received from counterparty (d)		(102,682)
Net security		137,131
Net exposure		$250,893

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments
Interest rate swaps	$71,755,576	$840,933	$267,888
Total derivatives in hedging relationships	71,755,576	840,933	267,888

Derivatives not designated as hedging instruments
Interest rate swaps	40,327,013	32,655	52,448
Interest rate caps or floors	2,695,000	893	—
Mortgage delivery commitments	12,952	10	15
Other (b)	386,000	5,935	5,541
Total derivatives not designated as hedging instruments	43,420,965	39,493	58,004

Total derivatives before netting, collateral adjustments and variation margin	$115,176,541	880,426	325,892
Variation margin (c)		(465,803)	—
Total derivatives before netting and collateral adjustments		414,623	325,892
Netting adjustments		(253,221)	(253,221)
Cash Collateral and related accrued interest		(48,660)	(11,064)
Total netting adjustments and cash collateral		(301,881)	(264,285)
Total derivative assets and total derivative liabilities		$112,742	$61,607
Security collateral pledged as initial margin to Derivative Clearing Organization (d)		$239,064
Security collateral received from counterparty (d)		(103,036)
Net security		136,028
Net exposure		$248,770

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

(c)          Variation margin — See Note 1 in the previous table.

(d)         Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2018 and 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements

Earnings Impact of Derivatives and Hedging Activities

The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.  If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities.  The net differential between fair value changes of the derivatives and the hedged items represents hedge ineffectiveness.  The net ineffectiveness from hedges that qualify under hedge accounting rules is recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.  If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY-approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.  The FHLBNY has elected to measure certain debt under the accounting designation for the fair value option (FVO), and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are both recorded in earnings within Other income (loss), they are recorded as separate line items: Changes in the fair value of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities; changes in the fair value of debt and advances when elected under the FVO are recorded as an Unrealized (losses) or gains from Instruments held at fair value.

Components of net gains (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2018
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(8,778)	$10,033	$1,255	$190,397
Consolidated obligation bonds	(35,067)	33,309	(1,758)	(28,637)
Net gains (losses) related to fair value hedges	(43,845)	43,342	(503)	$161,760
Cash flow hedges	(278)		(278)	$(11,520)

Derivatives not designated as hedging instruments
Interest rate swaps	(9,863)		(9,863)
Caps or floors	(268)		(268)
Mortgage delivery commitments	(145)		(145)
Swaps economically hedging instruments designated under FVO	(414)		(414)
Accrued interest on swaps in economic hedging relationships	(17,125)		(17,125)
Net gains (losses) related to derivatives not designated as hedging instruments	(27,815)		(27,815)
Price alignment interest paid on variation margin	(12,182)		(12,182)
Net gains (losses) on derivatives and hedging activities	$(84,120)	$43,342	$(40,778)

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$229,452	$(228,468)	$984	$(146,111)
Consolidated obligation bonds	(16,422)	16,433	11	15,714
Net gains (losses) related to fair value hedges	213,030	(212,035)	995	$(130,397)
Cash flow hedges	388		388	$(30,918)

Derivatives not designated as hedging instruments
Interest rate swaps	5,742		5,742
Caps or floors	(4,331)		(4,331)
Mortgage delivery commitments	570		570
Swaps economically hedging instruments designated under FVO	4,295		4,295
Accrued interest on swaps in economic hedging relationships	(2,470)		(2,470)
Net gains (losses) related to derivatives not designated as hedging instruments	3,806		3,806
Price alignment interest paid on variation margin	(3,250)		(3,250)
Net gains (losses) on derivatives and hedging activities	$213,974	$(212,035)	$1,939

	December 31, 2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$295,080	$(293,720)	$1,360	$(392,473)
Consolidated obligation bonds	(55,503)	56,385	882	91,243
Net gains (losses) related to fair value hedges	239,577	(237,335)	2,242	$(301,230)
Cash flow hedges	58		58	$(34,908)

Derivatives not designated as hedging instruments
Interest rate swaps	1,889		1,889
Caps or floors	253		253
Mortgage delivery commitments	(530)		(530)
Swaps economically hedging instruments designated under FVO	6,231		6,231
Accrued interest on swaps in economic hedging relationships	(11,864)		(11,864)
Net gains (losses) related to derivatives not designated as hedging instruments	(4,021)		(4,021)
Net gains (losses) on derivatives and hedging activities	$235,614	$(237,335)	$(1,721)

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2018
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(3,938)	Interest Expense	$180	$(278)
Consolidated obligation discount notes (b)	40,754	Interest Expense	—	—
	$36,816		$180	$(278)

	December 31, 2017
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$30	Interest Expense	$(1,141)	$388
Consolidated obligation discount notes (b)	25,970	Interest Expense	—	—
	$26,000		$(1,141)	$388

	December 31, 2016
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$5,982	Interest Expense	$(2,127)	$58
Consolidated obligation discount notes (b)	35,910	Interest Expense	—	—
	$41,892		$(2,127)	$58

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

(b)               Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in this CO discount note cash flow hedging strategy (Rolling issuances of discount notes).  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 13 years.

(c)              Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges — Fair Value changes in AOCI Rollforward Analysis (in thousands):

	December 31, 2018		December 31, 2017
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(23,342)	$3,465	$(49,312)	$2,294
Changes in fair values (a)	40,754	(4,377)	25,970	(1,772)
Amount reclassified	—	(180)	—	1,141
Fair Value - closed contract	—	439	—	1,802
Ending balance	$17,412	$(653)	$(23,342)	$3,465

Notional amount of swaps outstanding	$2,664,000	$461,000	$2,349,000	$30,000

(a)             Changes in fair value of contracts that were outstanding at the beginning and at the end of the twelve-month periods in the Rollforward table above.

There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges.  Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.4 million of the unrecognized gain in AOCI will be recognized as a yield adjustment to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.                                    Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2018
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$85,406	$85,406	$85,406	$—	$—	$—
Securities purchased under agreements to resell	4,095,000	4,095,150	—	4,095,150	—	—
Federal funds sold	7,640,000	7,639,998	—	7,639,998	—	—
Trading securities	5,810,512	5,810,512	5,304,329	506,183	—	—
Equity Investments	48,179	48,179	48,179	—	—	—
Available-for-sale securities	422,216	422,216		422,216	—	—
Held-to-maturity securities	17,474,826	17,445,756	—	16,126,662	1,319,094	—
Advances	105,178,833	105,137,214	—	105,137,214	—	—
Mortgage loans held-for-portfolio, net	2,927,230	2,852,611	—	2,852,611	—	—
Loans to other FHLBanks	250,000	250,000	—	250,000	—	—
Accrued interest receivable	275,256	275,256	—	275,256	—	—
Derivative assets	113,762	113,762	—	543,499	—	(429,737)
Other financial assets	767	767	—	—	767	—

Liabilities
Deposits	1,062,637	1,062,625	—	1,062,625	—	—
Consolidated obligations
Bonds	84,153,776	83,912,990	—	83,912,990	—	—
Discount notes	50,640,238	50,638,448	—	50,638,448	—	—
Mandatorily redeemable capital stock	5,845	5,845	5,845	—	—	—
Accrued interest payable	223,570	223,570	—	223,570	—	—
Derivative liabilities	31,147	31,147	—	468,568	—	(437,421)
Other financial liabilities	86,095	86,095	86,095	—	—	—

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

The fair value amounts recorded on the Statements of Condition or presented in the table above have been determined by the FHLBNY using available market information and our reasonable judgment of appropriate valuation methods.

(a)         Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity; the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records trading securities, equity investments, available-for-sale securities, derivative instruments, and Consolidated obligations and advances elected under the FVO at fair values on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down, they are recorded at their fair values, and when mortgage loans held-for-portfolio are written down or are foreclosed as Other real estate owned (REO or OREO), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

Debt securities classified as available-for-sale — The fair value of investment debt securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2018 and 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all

Federal Home Loan Bank of New York

Notes to Financial Statements

relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities classified as available-for-sale are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

When a PLMBS is deemed to be OTTI, it is recorded at fair value.  The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At December 31, 2018, no held-to-maturity private-label MBS was deemed OTTI; a de minimis OTTI was recorded in the 2018 second quarter.  In 2017, no held-to-maturity private-label MBS was deemed OTTI.

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

Advances — When the FHLBNY elects the FVO designation for certain advances, the advances are recorded at their fair values in the Statements of Condition.  The fair values are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) Consolidated obligation debt curve (CO Curve), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2018 and 2017.

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

•                              Prepayment assumption (if applicable).

•                              Federal funds curve (OIS curve).

Mortgage delivery commitments (considered a derivative) — TBA security prices are adjusted for differences in coupon, average loan rate and seasoning. OIS — The FHLBNY incorporates the overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (federal funds rate curve) is an input to the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2018 and 2017.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2018 and 2017, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$502,849	$—	$502,849	$—	$—
Corporate notes	3,334	—	3,334	—	—
U.S. Treasury securities	5,304,329	5,304,329	—	—	—
Equity Investments	48,179	48,179	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	422,216	—	422,216	—	—
Derivative assets (a)
Interest-rate derivatives	113,705	—	543,442	—	(429,737)
Mortgage delivery commitments	57	—	57	—	—

Total recurring fair value measurement - assets	$6,394,669	$5,352,508	$1,471,898	$—	$(429,737)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(3,180,086)	$—	$(3,180,086)	$—	$—
Bonds (to the extent FVO is elected) (b)	(5,159,792)	—	(5,159,792)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(31,147)	—	(468,568)	—	437,421

Total recurring fair value measurement - liabilities	$(8,371,025)	$—	$(8,808,446)	$—	$437,421

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$356,899	$—	$356,899	$—	$—
U.S. Treasury securities	1,284,669	1,284,669	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	528,627	—	528,627	—	—
Equity and bond funds	48,642	48,642	—	—	—
Advances (to the extent FVO is elected)	2,205,624	—	2,205,624	—	—
Derivative assets (a)
Interest-rate derivatives	112,732	—	414,613	—	(301,881)
Mortgage delivery commitments	10	—	10	—	—

Total recurring fair value measurement - assets	$4,537,203	$1,333,311	$3,505,773	$—	$(301,881)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(2,312,621)	$—	$(2,312,621)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,131,074)	—	(1,131,074)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(61,592)	—	(325,877)	—	264,285
Mortgage delivery commitments	(15)	—	(15)	—	—

Total recurring fair value measurement - liabilities	$(3,505,302)	$—	$(3,769,587)	$—	$264,285

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2018
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$741	$—	$741	$—
Real estate owned	795	—	—	795
Total non-recurring assets at fair value	$1,536	$—	$741	$795

	During the period ended December 31, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,519	$—	$2,519	$—
Real estate owned	1,071	—	—	1,071
Total non-recurring assets at fair value	$3,590	$—	$2,519	$1,071

Mortgage loans and real estate owned (OREO or REO) — The FHLBNY measured and recorded certain impaired mortgage loans and Real estate owned (foreclosed properties) on a non-recurring basis.  These assets were subject to fair value adjustments in certain circumstances at the occurrence of the events during the periods in this report.  Impaired loans were primarily loans that were delinquent for 180 days or more, partially charged-off, with the remaining loans recorded at their collateral values at the dates the loans were charged off.  Fair value adjustments on the impaired loans and real estate owned assets were based primarily on broker price opinions.

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the years ended December 31, 2018 and 2017, and reported fair values were not as of the period end dates.

Fair Value Option Disclosures

The fair value option (FVO) provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.  It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition.  Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income.  Interest income and interest expense on advances and Consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid.  Any transaction fees or costs are immediately recognized into non-interest income or non-interest expense.

The FHLBNY typically elects the FVO for certain advances and certain Consolidated obligations that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements; the objective is primarily to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  We may also elect advances under the FVO when analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.  The FVO election is made at inception of the contracts for advances and debt obligations.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2018 and 2017.

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY elects the FVO on an instrument-by-instrument basis for certain short-term advances with tenors that were generally less than 24 months.  As with all advances, the FVO advances were fully collateralized through their terms to maturity.  Certain consolidated obligation bonds and discount notes are also elected under the FVO on an instrument-by-instrument basis.  We consider our Consolidated obligation debt as high credit-quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months, and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Years ended December 31, 2018
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	—	(5,225,000)	(4,735,290)
Maturities and terminations	(2,200,000)	1,215,000	3,873,993
Net gains (losses) on financial instruments held under fair value option	(590)	681	118
Change in accrued interest/unaccreted balance	(5,034)	(19,399)	(6,286)

Balance, end of the period	$—	$(5,159,792)	$(3,180,086)

	Years ended December 31, 2017
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	(1,100,000)	(5,980,042)
Maturities and terminations	(12,659,567)	2,019,550	15,875,322
Net gains (losses) on financial instruments held under fair value option	(5,142)	224	378
Change in accrued interest/unaccreted balance	(2,824)	1,665	20,133

Balance, end of the period	$2,205,624	$(1,131,074)	$(2,312,621)

	Years ended December 31, 2016
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	8,304,504	(2,295,300)	(23,022,995)
Maturities and terminations	(7,979,746)	13,568,410	23,277,806
Net gains (losses) on financial instruments held under fair value option	12,744	(10,234)	(4,364)
Change in accrued interest/unaccreted balance	3,102	5,520	(6,991)

Balance, end of the period	$9,873,157	$(2,052,513)	$(12,228,412)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$10,085	$(590)	$9,495

	December 31, 2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$54,023	$(5,142)	$48,881

	December 31, 2016
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$78,787	$12,744	$91,531

	December 31, 2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(25,077)	$681	$(24,396)
Consolidated obligation discount notes	(21,617)	118	(21,499)

	$(46,694)	$799	$(45,895)

	December 31, 2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(6,436)	$224	$(6,212)
Consolidated obligation discount notes	(27,519)	378	(27,141)

	$(33,955)	$602	$(33,353)

	December 31, 2016
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(22,339)	$(10,234)	$(32,573)
Consolidated obligation discount notes	(54,557)	(4,364)	(58,921)

	$(76,896)	$(14,598)	$(91,494)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$—	$—	$—

Consolidated obligation bonds (b)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (c)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

	December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$2,200,000	$2,205,624	$5,624

Consolidated obligation bonds (b)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	2,309,618	2,312,621	3,003
	$3,439,618	$3,443,695	$4,077

	December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	12,204,898	12,228,412	23,514
	$14,254,448	$14,280,925	$26,477

(a)         Advances — No advances elected under the FVO were outstanding at December 31, 2018.  From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis on advances that were primarily short- and intermediate-term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of December 31, 2018 and 2017.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $12.7 million and $13.0 million of mortgage loans at December 31, 2018 and 2017.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

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

The FHLBNY had posted $64.5 million and $11.1 million in cash to derivative counterparties at December 31, 2018 and 2017.  In addition, the FHLBNY had pledged $239.8 million and $239.1 million of marketable securities to derivative counterparties at December 31, 2018 and 2017.  Further information is provided in Note 17.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged $4.5 million and $5.7 million of mortgage-backed securities to the FDIC to collateralize deposit placed by the FDIC at December 31, 2018 and 2017.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $7.1 million, $4.6 million and $3.3 million for each of the years ended December 31, 2018, 2017 and 2016.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at a cost estimated to be $1.8 million.  Components of the offsite agreement are generally renewable up to three years.

Affordable Housing Program — The 11 FHLBanks are expected to contribute $100 million in aggregate annually to the AHP. If the aggregate assessment is less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There have been no shortfalls in any periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies as of December 31, 2018 (in thousands):

	December 31, 2018
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$64,893,475	$10,141,870	$3,616,985	$5,105,650	$83,757,980
Consolidated obligation discount notes at par	50,805,481	—	—	—	50,805,481
Mandatorily redeemable capital stock (a)	229	1,068	425	4,123	5,845
Premises (lease obligations) (b)	5,623	13,746	14,303	72,396	106,068
Remote backup site	1,503	267	—	—	1,770
Other liabilities (c)	279,631	9,812	7,922	58,476	355,841

Total contractual obligations	115,985,942	10,166,763	3,639,635	5,240,645	135,032,985

Other commitments
Standby letters of credit (d)	19,939,508	12,847	6,598	—	19,958,953
Consolidated obligation bonds/discount notes traded not settled	54,690	—	—	—	54,690
Commitments to fund additional advances	200,000	—	—	—	200,000
Commitments to fund pension	9,321	—	—	—	9,321
Open delivery commitments (MPF)	12,682	—	—	—	12,682

Total other commitments	20,216,201	12,847	6,598	—	20,235,646

Total obligations and commitments	$136,202,143	$10,179,610	$3,646,233	$5,240,645	$155,268,631

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

(b)         We renewed the lease for the New York City office in 2017.  In addition, our existing office lease in New Jersey expired in the fourth quarter of 2018 and a new long-term lease was executed for our New Jersey operating space.  The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  Upon adoption, the lease obligations were recorded in the Statements of Condition.  Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments.  Immaterial amounts of equipment and other leases have been excluded in the table above.

(c)          Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.  Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material.  For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.

(d)         Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Debt assumptions — No debt was assumed from another FHLBank in the twelve months ended December 31, 2018 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the twelve months ended December 31, 2018 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $8.6 million and $11.5 million at December 31, 2018 and 2017.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $2.6 million, $2.3 million, and $2.1 million for the twelve months ended December 31, 2018, 2017 and 2016.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At December 31, 2018 and 2017, outstanding notional amounts were $333.0 million and $193.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2018 and 2017 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2018 and 2017, overnight loans extended to other FHLBanks averaged $6.7 million and $3.3 million.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There were no borrowings from other FHLBanks in the twelve months ended December 31, 2018.  In the twelve months ended December 31, 2017, the FHLBNY borrowed a total of $0.8 billion in overnight loans from other FHLBanks.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash and Due from Banks

During the twelve months ended December 31, 2018, there was no compensating cash balances held at Citibank.  The balance was $41.1 million at December 31, 2017.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at December 31, 2018 and December 31, 2017 and transactions for each of the years ended December 31, 2018, 2017 and 2016 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	December 31, 2018	December 31, 2017
	Related	Related
Assets
Advances	$105,178,833	$122,447,805
Loans to other FHLBanks	250,000	—
Accrued interest receivable	202,404	175,926

Liabilities and capital
Deposits	$1,062,637	$1,196,055
Mandatorily redeemable capital stock	5,845	19,945
Accrued interest payable	373	443
Affordable Housing Program (a)	161,718	131,654
Other liabilities (b)	86,095	84,194

Capital	$7,746,622	$8,241,038

(a)         Represents funds not yet allocated or disbursed to AHP programs.

(b)         Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Years ended December 31,
	2018	2017	2016
	Related	Related	Related
Interest income
Advances	$2,522,040	$1,563,322	$919,890
Interest-bearing deposits	5	2	—
Mortgage loans held-for-portfolio	—	—	1
Loans to other FHLBanks	130	26	33

Interest expense
Deposits	$17,816	$15,060	$3,091
Mandatorily redeemable capital stock	964	1,285	1,617
Cash collateral held and other borrowings	—	26	—

Service fees and other	$14,439	$12,251	$10,984

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

The top ten advance holders at December 31, 2018, December 31, 2017 and December 31, 2016 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2018
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$19,995,000	18.96%	$644,926	37.66%
Metropolitan Life Insurance Company	New York	NY	14,245,000	13.51	301,318	17.60
New York Community Bank (b) (c)	Westbury	NY	13,053,661	12.38	247,973	14.48
Signature Bank	New York	NY	4,970,000	4.71	92,592	5.41
Investors Bank (b)	Short Hills	NJ	4,925,681	4.67	95,921	5.60
Sterling National Bank	Montebello	NY	4,837,000	4.59	92,835	5.42
Manufacturers and Traders Trust Company	Buffalo	NY	4,774,712	4.53	13,256	0.77
AXA Equitable Life Insurance Company	New York	NY	3,990,415	3.78	72,582	4.24
New York Life Insurance Company	New York	NY	3,575,000	3.39	67,793	3.96
Valley National Bank (b)	Wayne	NJ	3,027,000	2.87	83,172	4.86
Total			$77,393,469	73.39%	$1,712,368	100.00%

(a)         Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)         At December 31, 2018, an officer of this member bank also served on the Board of Directors of the FHLBNY.

(c)          New York Commercial Bank merged into New York Community Bank in the fourth quarter 2018.  Par advances are for New York Community Bank.  Interest income reported in the table represent interest income received from New York Commercial Bank and New York Community Bank in 2018.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2019 and December 31, 2018 (shares in thousands):

		Number	Percent
	February 28, 2019	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,548	17.18%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,237	13.02
New York Community Bank	615 Merrick Avenue, Westbury, NY, 11590	5,894	10.61
		22,679	40.81%

		Number	Percent
	December 31, 2018	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	11,145	18.36%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,237	11.92
New York Community Bank (a)	615 Merrick Avenue, Westbury, NY, 11590	6,446	10.62
		24,828	40.90%

(a)         New York Commercial Bank merged into New York Community Bank in the fourth quarter 2018.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2018.  Based on this evaluation, they concluded that as of December 31, 2018, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PwC has advised the Bank that as of December 31, 2018, it has borrowing relationships with two Bank members and certain covered persons in the firm also have borrowing relationships with two members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank.  The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2018, please see Note 21.  Segment Information and Concentration to the financial statements in this Form 10-K.  For a discussion of the voting rights of our members, please see Item 10 — Directors, Executive Officers, and Corporate Governance — 2018 and 2019 Board of Directors in this Form 10-K.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

2018 and 2019 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate.  For both 2018 and 2019, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

Member Directors are, generally speaking, elected by our stockholders in, respectively, New York, New Jersey, Puerto Rico and the U.S. Virgin Islands.  Our Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process.  In the event that only one nomination is received from members for an open Member Directorship, that nominee will automatically be declared elected by the Bank.  (The Board may also take action to fill Member Directorship vacancies that arise for other reasons.) Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships. The Finance Agency’s election regulation provides that none of our directors, officers, employees, attorneys or agents, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2018 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (i) four Directors whose terms expired at the end of 2018 and who were elected by the Bank’s membership to serve again on the Board; (ii) a Director whose term expired at the end of 2018 and who did not run again; (iii) a Director who did not serve on the Board in 2018 but who was elected by the Bank’s membership to serve on the Board commencing on January 1, 2019; (iv) two Directors who resigned from the Board during 2018; (v) two Directors who were selected by the Board to fill the vacancies resulting from the foregoing resignations commencing on January 1, 2019; and (vi) four Independent Directors who also served or who are currently serving as public interest directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/21/2019	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
John R. Buran (Chair)	69	12/2010	1/1/16	12/31/19	NY	Member
Larry E. Thompson (Vice Chair)	68	1/2014	1/1/18	12/31/21	Districtwide	Independent
Kevin Cummings(a)	64	1/2014	1/1/19	12/31/22	NJ	Member
Anne Evans Estabrook(b)	74	2/2004	1/1/15	12/31/18	Districtwide	Independent*
Joseph R. Ficalora	72	1/2018	1/1/18	12/31/21	NY	Member
Jay M. Ford	69	6/2008	1/1/17	12/31/20	NJ	Member
Michael M. Horn	79	4/2007	1/1/18	12/31/21	Districtwide	Independent
Thomas L. Hoy	70	1/2012	1/1/16	12/31/19	NY	Member
David R. Huber(c)	55	1/2019	1/1/19	12/31/22	Districtwide	Independent
Charles E. Kilbourne, III(d)	46	1/2019	1/1/19	12/31/20	Districtwide	Independent*
Gerald H. Lipkin	78	1/2014	1/1/18	12/31/21	NJ	Member
Kenneth J. Mahon	68	1/2017	1/1/17	12/31/20	NY	Member
Christopher P. Martin(a)	62	1/2015	1/1/19	12/31/22	NJ	Member
Richard S. Mroz(e)	57	3/2002	1/1/19	12/31/22	Districtwide	Independent
David J. Nasca(f)	61	1/2015	1/1/19	12/31/22	NY	Member
C. Cathleen Raffaeli	62	4/2007	1/1/17	12/31/20	Districtwide	Independent
Monte N. Redman(g)	68	1/2014	1/1/17	5/22/18	NY	Member
Edwin C. Reed(h)	65	4/2007	1/1/17	9/14/18	Districtwide	Independent*
Stephen S. Romaine(i)	54	1/2019	1/1/19	12/31/20	NY	Member
DeForest B. Soaries, Jr.	67	1/2009	1/1/16	12/31/19	Districtwide	Independent*
Carlos J. Vázquez	60	11/2013	1/1/18	12/31/21	PR & USVI	Member
Ángela Weyne	75	9/2017	9/7/17	12/31/19	Districtwide	Independent

(a)         Directors Cummings and Martin served on the Board as New Jersey Member Directors throughout 2018, and their terms both expired on December 31, 2018. On November 6, 2018, they were both elected by the Bank’s New Jersey membership to serve as New Jersey Member Directors for new four year terms each commencing on January 1, 2019.

(b)         Director Estabrook served on the Board as an Independent Director throughout 2018, and her term expired on December 31, 2018; she did not run again for another term.

(c)          Director Huber was elected on November 6, 2018 by the Bank’s membership to serve as an Independent Director for a four year term commencing on January 1, 2019.

(d)         Director Kilbourne was elected by the Board on November 15, 2018 (and a non-objection notice was received from the Federal Housing Finance Agency on November 29, 2018) to fill the Independent Director vacancy that resulted from the departure of Director Reed; his term as an Independent Director commenced on January 1, 2019 and will end on December 31, 2020 (what would have been the end of Director Reed’s term had he stayed on the Board).

(e)          Director Mroz served on the Board as an Independent Director throughout 2018, and his term expired on December 31, 2018. He was elected on November 6, 2018 by the Bank’s membership to serve as an Independent Director for a new four year term commencing on January 1, 2019.

(f)            Director Nasca served on the Board as a New York Member Director throughout 2018, and his term expired on December 31, 2018.  He was elected on November 6, 2018 by the Bank’s New York membership to serve as a New York Member Director for a new four year term commencing on January 1, 2019.

(g)         Director Redman, a New York Member Director, resigned from the Board effective May 22, 2018.

(h)         Director Reed, an Independent Director, resigned from the Board effective September 14, 2018.

(i)            Director Romaine was elected by the Board on November 15, 2018 to fill the New York Member Director vacancy that resulted from the departure of Director Redman; his term commenced on January 1, 2019 and will end on December 31, 2020 (what would have been the end of Director Redman’s term had he stayed on the Board).

*                 Independent Directors so indicated also served or are serving as public interest directors throughout the entire course of their service covered by this table, with the exception of Director Soaries, whose service as a public interest director commenced effective October 3, 2018.

Mr. Buran (Chair) is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  Since 2012 he has been a member of the Nassau County Interim Finance Authority.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  Mr. Buran also serves on the Board of the Long Island Conservatory.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Thompson (Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously, served as the Chief Legal Officer/General Counsel of the firm since 2005.  He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs.  In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaced with government and regulatory agencies on issues impacting the company.  Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee.  He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in

1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Cummings was appointed Chairman of the Board of Directors and Chief Executive Officer of Investors Bancorp and FHLBNY member Investors Bank effective May 22, 2018. He previously served as President and Chief Executive Officer of these companies since January 1, 2008 and was appointed to serve on the boards of these companies on the same date.  Prior to 2008, he served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation.  He is a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, and the former Chairman of the Board of the New Jersey Bankers Association.  He is also a board member of the Independent College Fund of New Jersey and The Community Foundation of New Jersey.  He also serves as a member of the Development Leadership Council of Morris Habitat for Humanity.  Mr. Cummings is a certified public accountant.

Ms. Estabrook is Chairman of Elberon Development Group in Elizabeth, New Jersey and was the chief executive officer from 1984 through 2014.  It, together with its affiliated companies, owns and manages approximately 2.1 million square feet of rental property.  Most of the property is industrial with the remainder serving commercial tenants.  Elberon Development Group also engages in redevelopment projects.  Ms. Estabrook was appointed by Governor Christine Todd Whitman to the NJ Economic Development Authority Board in 1995 until 2000. Ms. Estabrook also served as a director on the board of New Brunswick Savings Bank, Constellation Bancorp and Summit Bank, all in New Jersey.  Since 2005 and currently Ms. Estabrook serves as a Director of New Jersey American Water Company.  Ms. Estabrook is a past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  In 2003-2004, she was the first woman to serve in that capacity in the Chamber’s 90 plus years of existence.  She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School.  She is a Trustee of RWJ Barnabas Health and serves on its Nominating/Governance, Compensation and Strategic Planning Committees. She also chairs its Sub-committee on Diversity and Inclusion. She previously served on its Audit Committee for six years.  She serves on the Board of Trustees at Monmouth Medical Center where she is on its Executive and Nominating Committees.  She also serves on the Strategic Planning Committee with regard to the hospital’s real estate needs.  Ms. Estabrook serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC) and serves on its Executive and Operations and Finance Committees and its Business Partners Committee.  In September 2011, she became a member of the Board of Managers of the Theatre Square Development Company LLC in Newark, NJ. She currently serves as its Co-Chair. It has recently completed a 245 residential unit housing project which includes retail space and affordable housing units. It has purchased additional land on which it will develop hi-rise and low-rise housing accompanied by community amenities such as shops and restaurants.  In 2015 she was named as a Director of Y Homes, Inc., an affiliate of the Gateway family YMCA.  Ms. Estabrook’s experience in, among other areas, representing community interests in housing as indicated by her background described above, supported her qualifications to serve on our Board as an Independent Director and public interest director.

Mr. Ficalora has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of NYCB primary subsidiary New York Community Bank (“New York Community”) which has been a FHLBNY member since January 1, 1994.  On January 1, 2007, he was appointed Chairman of NYCB and New York Community (a position he previously held at NYCB from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these two entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.  Additionally, he is a member of the Government Relations Administrative Committee and the American Bankers Council of the American Bankers Association as well as a former member of their Board of Directors.  Mr. Ficalora serves on the Board of Trustees of Pace University as well as their Investment/Pension Committee, Boards of Directors of the New York Community Bank Foundation and the Richmond County Savings Foundation.  He also serves on the Pentegra Boards, which provide retirement services principally to the banking industry, and Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  In addition, Mr. Ficalora is on the Board of the Foreign Policy Association.  Previously, Mr. Ficalora served as a Member Director of the FHLBNY for ten years, ultimately timing out as the Vice Chairman.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc.  With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and has previously served as a member of its Executive Committee.  He serves on the Board of Directors of the Partnership for NYC, the Board of Trustees of the Flushing Cemetery, the Board of Directors and the Finance and Audit Committee of the New York Hall of Science, the Board of Directors, the Executive Committee and the Development Committee of the New York-Presbyterian/Queens and on the Advisory Council of the Queens Museum of Art.  Mr. Ficalora previously served on the Board of Trustees and the Audit Committee of the Museum of the Moving Image.  In addition, Mr. Ficalora was the former President of the Queens Library Foundation and was the Chairman of the Board and of the Administrative Committee of the Queens Borough Public Library, having served as its President.

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

Mr. Horn has been a partner in the law firm of McCarter & English, LLP since 1990.  He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer.  He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee.  In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council,

and was a member of the Municipal Securities Rulemaking Board.  He is counsel to the New Jersey Bankers Association, was chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and is a Fellow of the American Bar Foundation.  Mr. Horn’s legal and regulatory experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

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

Mr. Huber, president of Huber Advisory Services in Red Bank, New Jersey, served through the end of 2018 as Senior Vice President and Chief Financial Officer of Horizon Blue Cross Blue Shield of New Jersey (Horizon), which is New Jersey’s largest health insurer.  He had been with Horizon since 2002 and served as Vice President of Finance before being promoted to CFO in 2012.  Mr. Huber was formerly a Partner with the independent public accounting firm of Arthur Andersen LLP.  Immediately prior to joining Horizon, he was an audit partner in Arthur Andersen’s Financial Services practice in Metro New York, where he lead the insurance industry practice and served clients in the insurance and banking industries.  Mr. Huber has a Bachelor’s degree in Accounting from Lehigh University and is a CPA.  Mr. Huber serves as Co-Chair of the Board of Trustees of the New Jersey Symphony Orchestra.  He served on the board of the New Jersey Economic Development Authority and was Chair of the Loan Committee and the Audit Committee.  Mr. Huber’s auditing and accounting and financial management experience supports his qualifications to serve on our Board as an Independent Director.

Mr. Kilbourne is a Managing Director of the Financial Services Volunteer Corps (FSVC), a not-for-profit, private-public partnership that helps to build sound financial systems in transition and emerging market countries.  As a member of FSVC’s executive management team, he has extensive experience working to strengthen central banking capabilities, and to develop commercial banking systems and securities markets.  Mr. Kilbourne is an officer of FSVC serving as Secretary of the Corporation.  Mr. Kilbourne previously served as Senior Advisor to the Commissioner of New York State Homes and Community Renewal, and later as Vice President of the Financial Services Forum, a public-policy organization composed of CEOs from the largest, most diversified financial services institutions based in the United States.  Mr. Kilbourne is a Trustee of the Wright Family Foundation in Schenectady, New York, and serves on the Board of Directors of the Boys and Girls Clubs of Schenectady.  Mr. Kilbourne holds a Bachelor’s degree in Political Science from Tufts University, and a Master’s degree in International Affairs from Georgetown University. Mr. Kilbourne’s project development and financial management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Lipkin is the Chairman of FHLBNY member Valley National Bank as well as holding company Valley National Bancorp.  He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986.  He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989.  The title of President was added in 1996; he held this title through January of 2017.  In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York.  Mr. Lipkin’s career in the banking industry spans 54 years.  He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970.  Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged.  He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years.  He has been honored to receive the Corporate Achievement Award from B’nai B’rith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban League of Bergen County.  Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS.  He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994.  Mr. Lipkin has been a staunch supporter of Rutgers through the years as well.  He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a past member of the University’s Board of Overseers. Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni.  Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University.  He is a graduate of the Stonier Graduate School of Banking as well.

Mr. Mahon is President and Chief Executive Officer, and a Director, of Dime Community Bancshares, Inc., and its subsidiary, FHLBNY member Dime Community Bank, Brooklyn, New York.  Prior to serving as Chief Executive Officer, Mr. Mahon served as Senior Executive Vice President and Chief Operating Officer, and before that as the company’s Chief Financial Officer.  Mr. Mahon is currently a board member for The Committee for Hispanic Children and Families. Mr. Mahon was also formerly a board member of Brooklyn Legal Services Corporation A, a nonprofit which provides legal services for low income families in Brooklyn, and of Southside United /Los Sures, which mission is maintaining and improving housing in the Williamsburg community for those of low and moderate income.  Mr. Mahon is a member of the National Association of Corporate Directors.  Prior to joining the Bank in 1980, Mr. Mahon served in similar capacity at two New York metropolitan area savings banks.  He is a graduate of Saint Peter’s University, and has an M.B.A. in finance from Rutgers University.

Mr. Martin is chairman, president and chief executive officer of Provident Financial Services, Inc. and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank.  He has been in the banking industry for over 35 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Beginning with First Sentinel in 1984 as controller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst.  Mr. Martin serves on the board of directors of the New Jersey Bankers Association.  In addition, he serves on the Federal Reserve Community Depository Institutions Advisory Council and the ICBA’s Large Community Bank Council.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials.  He serves on the board of trustees and the executive committee of Elon University, and is a past president of the alumni board.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $23 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania.  Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz has a long career in law, government, and public service.  His experiences are as a regulator, lawyer, lobbyist and consultant.  He is Managing Director, and Founding Member, of Resolute Strategies, LLC, a regulatory and public affairs consulting business based in New Jersey.  He provides strategic advice to clients on issues including energy markets and energy technologies, cybersecurity, water & wastewater policy, and infrastructure development and financing.  He continues to provide public service having been appointed in July 2018, by Energy

Secretary Rick Perry as a member of the U.S. Department of Energy Electric Advisory Committee, which provides advice to the Department regarding modernizing the nation’s electricity delivery infrastructure.  He is the immediate past President of the New Jersey Board of Public Utilities (NJBPU), serving as chairman and chief administrative officer of the agency and functioning as the chief energy officer for New Jersey.  He was President of the NJBPU from October 2014 until January 2018, and remained as a Commissioner until April 2018.  Prior to becoming President of the NJBPU, he worked in private practice as a lawyer and lobbyist as Managing Director of Archer Public Affairs LLC in Trenton, New Jersey and as Of Counsel to Archer & Greiner P.C., in Haddonfield, New Jersey.  Previous New Jersey-related government service includes serving as the full time Solicitor for Camden County, New Jersey and as a Commissioner of the Delaware River & Bay Authority and, notably, he served as Chief Counsel to Governor Christine Todd Whitman after serving in various capacities in her Administration.  He is a graduate of the University of Delaware, and holds a J.D. from the Villanova School of Law.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp.  He joined Evans Bank as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York.  Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Independent Bankers Association of New York State, having previously served as a member of the Board of Directors and President (2012 - 2013), and is a member of the New York Bankers Association, serving as Chair (2011 - 2012) and Vice-Chair (2010 - 2011) of the New York Bankers Association Service Corporation.  Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to January 2015.  Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies; Univera Healthcare Advisory Board; and Buffalo Urban Development Corporation, also serving as a member of its Finance and Audit Committee.  He served as a member of the Catholic Charities Board of Trustees for 10 years, also serving as Treasurer, and was Chair of the Catholic Charities Annual Diocesan Appeal in 2011 and Corporate Campaign Chair from 2008 to 2010.  Additionally, Mr. Nasca is a member of the Board of Trustees of Canisius College and the Richard J. Wehle School of Business Advisory Board.

Ms. Raffaeli serves as CEO and Managing Director of the Hamilton White Group, LLC, and Soho Venture Partners Inc. and affiliates, an investment and advisory firm with New York State and Arizona affiliates dedicated to assisting companies to grow their businesses, pursue new markets and acquire capital.  Focusing on the financial, education and technology services marketplaces, Ms. Raffaeli brings over 30 years of experience in financial management, strategic planning, marketing, revenue-enhancement and asset redeployment to global businesses.  In addition she has substantial experience assisting businesses with operations, technology, human resources and risk management challenges.  She has worked with a variety of firms from start-ups to billion-dollar businesses, leading or assisting in maximizing the opportunities of their marketplace.  While at Hamilton White, from 2004 to 2006, she was also the President and Chief Executive Officer of UNext and the Cardean Learning Group.  From 1998 to 2002 she served as the President and Chief Executive Officer of Proact Technologies, Inc. and its predecessor Consumer Financial Network.  During the first half of her career, Ms. Raffaeli served in a variety of traditional, large-corporate positions including the Executive Director of the Commercial Card Division of Citicorp a global, fully integrated business serving business customers with innovative payment products.  She also held key executive positions in Citicorp’s Global Transaction Services and was a Senior Vice President in the Mortgage Banking Division.  Ms. Raffaeli was a former Senior Vice President of Chemical Bank, now JPMorgan Chase, where she was responsible for New York retail mortgage and national telemarketing lending.  Prior to that she was with Merrill Lynch, Emery Worldwide and Continental Group.  Ms. Raffaeli serves on the Board of Standard Life Aberdeen PLC, a global investment and asset management company, where she serves on the Renumeration and Risk and Capital Committee.  She also currently serves on two university and college boards and is Chairman of the Education

Foundation. She previously served on the Board of Directors of E*Trade holding the leadership positions of Lead Director and Chairman of the Compensation Committee.  She also served on the Board of American Home Financial Corporation from 1998 through 2010.  Ms. Raffaeli graduated, with honors, from NYU with an MBA.  Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Mr. Redman joined FHLBNY member Astoria Bank (formerly Astoria Federal Savings and Loan Association) in 1977 and during his tenure served in various accounting, investment and treasury positions, including Executive Vice President and Chief Financial Officer and Chief Operating Officer, ultimately serving, beginning in July 2011, as President and Chief Executive Officer and a Director of Astoria Bank and its holding company, Astoria Financial Corporation. On October 2, 2017, Astoria Financial Corporation merged into Sterling National Bancorp and Astoria Bank merged into FHLBNY member Sterling National Bank, and Mr. Redman joined both Sterling Bancorp and Sterling National Bank’s Board of Directors until he retired from their Boards in May 2018. A Magna Cum Laude graduate of New York Institute of Technology (NYIT) with a degree in accounting, Mr. Redman also serves as a member of NYIT’s Board of Trustees. Mr. Redman has provided leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education, a prior member of the Accounting and Tax Committee of the Community Bankers Association of New York State and a former Director of the New York State Bankers Association.  Mr. Redman is also a Director and former Chairman of the Board of the Tourette Association of America which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, Variety Child Learning Center, Quality Services for the Autism Community, Queens Botanical Garden, Queens Council Boy Scouts of America, Queens Theatre in the Park, Queens Chamber of Commerce, The Safe Center LI, SCO Family of Services and the American Heart Association.

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009.  The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities.  Additionally, he pastors a church which has a feeding program of more than ten thousand monthly.  He has been involved in development projects totaling more than $125 million.  He also is co-owner of Safonique, a natural laundry detergent, that is sold on the east coast in Wal-Mart, Shoprite and on Amazon.com.  As a community developer, he is engaged primarily in uplifting communities by serving the elderly, community revitalization and accessing programs that will provide a foundation for growth.  He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009, and previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007.  From 1996 to 2009, Rev. Reed was responsible for building and securing financing for over $60 million of affordable, senior, and commercial development projects.  At GGT Development LLC, Rev. Reed continues a focus on broad based neighborhood revitalization affordable housing projects, mixed use commercial/residential projects, and other development opportunities.  In 1986, Rev. Reed served as the campaign manager for Rev. Floyd H. Flake.  From 1987 to 1996, Rev. Reed served as the Congressional Chief of Staff for Congressman Flake and was involved in the legislative process and debate during the formation of FIRREA.  Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada.  Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee.  Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University.  He served on the following organizations in the following positions: Board of Trustees, Hofstra University; Secretary/Treasurer, Outreach Project; and Board Member, Wheelchair Charities.  Rev. Reed pastors Morris Brown AME Church in Queens New York. Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director and public interest director.

Mr. Romaine has served as Chairman of FHLBNY member Tompkins Trust Company (“TTC”) since May 2014 and as a Director, President and Chief Executive Officer of TTC’s holding company, Tompkins Financial Corporation (“TFC”), since January 1, 2007.  He had previously served as President and Chief Executive Officer of Bank member Tompkins Mahopac Bank (“TMB”) from January 1, 2003 through December 31, 2006. Prior to that appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac National Bank. In

addition to his service with TTC and TFC, Mr. Romaine serves as a director on the boards of TTC affiliates and Bank members TMB and The Bank of Castile.  Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His civic involvement includes service as a member of the Board of Directors of the Ithaca Aviation Heritage Foundation and the TC3 Foundation.  In taking action to place Mr. Romaine on the Board to fill a vacant Member Directorship, the Board took into account, besides the regulatory qualification requirements for the Directorship, the nature of his experience in the financial industry and at FHLBNY member institutions.

Dr. Soaries has served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey since November 1990.  His pastoral ministry focuses on spiritual growth, educational excellence, economic empowerment, and faith-based community development.  As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community has been tremendous.  In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods.  In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc.  This organization seeks to develop permanent solutions for foster children and parents.  From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do so.  He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002.  In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement.  The dfree® strategy teaches people how to break free from debt.  In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which highlights his top 12 keys to debt-free living.  Dr. Soaries currently serves as an Independent Director at Independence Realty Trust, a position he has held since February 2011.  In January 2015, he became a Director of Ocwen Financial Corporation.  He is chair of the Compensation Committees at both public companies.  Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary.  Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons.  Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Vázquez was named in 2013 as Chief Financial Officer of Popular Inc., a financial holding company composed of two principal subsidiaries: Puerto Rico’s largest bank, FHLBNY member Banco Popular de Puerto Rico (BPPR), and a US-mainland operation, Banco Popular North America (BPNA).  Popular Inc. is a NASDAC listed and SEC registered company (ticker: BPOP), presently the 41st largest financial holding company in the United States with assets over $45 billion, principally supervised by the Federal Reserve Bank of NY.  From 2010 to 2014, Mr. Vázquez served as President of BPNA. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s first-ever Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and Risk Management MIS Divisions.  From 2004 through 2010 he headed Popular’s Consumer Lending Group for Puerto Rico, responsible: for personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto.  Before joining Popular, Inc., Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc.  During the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean.  Mr. Vázquez is an Executive Vice President of Popular Inc.; a member of Popular Inc.’s Senior Management Council; as well as a member of its Credit Strategy Committee and the head of its Asset & Liability Management Committee.  In addition, he is a member of the Board of Directors of Banco Popular de Puerto Rico, Banco Popular North America, Popular Securities Inc. and Vice Chairman of the Banco Popular Foundation.  He also serves on the national Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy.  Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute.  Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees.  He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera.  He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola.  Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society.  He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla.  While Commissioner, Ms. Weyne served as board member of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration.  She was also a member of various committees of the National Association of Insurance Commissioners.  Ms. Weyne’s accomplishments during her 40 years of experience in the insurance sector have included management of a premium finance company, management of a claims adjusting firm, presidencies of life and of property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations.  Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico.  Among the entities where she has served as board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe and the Trust of the Supreme Court of Puerto Rico.  Presently, Ms. Weyne serves as a member of the advisory board of Rafael J. Nido, Inc, and as a member of the board of directors of Friends of El Yunque Foundation.  Ms. Weyne’s organizational and financial management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2018 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/21/19	3/21/2019	Bank Since	Member Since
José R. González	President & Chief Executive Officer	64	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Head of Bank Relations	60	02/01/93	01/01/09
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	51	09/22/08	07/12/16
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of Diversity and Inclusion	57	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President & Chief Risk Officer	56	10/17/11	01/01/15
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	60	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Chief Business Officer	45	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Chief Banking Operations Officer	60	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	61	04/30/01	03/31/04
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	60	08/28/06	09/03/14
Jonathan R. West	Senior Vice President & Chief Legal Officer	62	05/01/15	05/01/15

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

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017.  Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016.  In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice.  This role encompasses Financial Risk Management and Credit Risk Analytics; Credit Policy and Review; Model Risk Management; Technology Risk; and Compliance.  Ms. Feinberg joined the Bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc.  Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New

Jersey, both Magna Cum Laude.  She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification.  She is a member of the NYSCPA and AICPA.

Mr. Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  Mr. Fusco directs and oversees all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity.  He is also Chairman of the Bank’s internal Operational Risk Committee.  Mr. Fusco has been with the Bank since March 1987.  During his 31-year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Mr. Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the Sales, Marketing and Research activities for all business lines.  In addition, he manages the FHLBNY’s Mortgage Partnership Finance® Program and Member Service Desk.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our business areas.  He has been a member of the FHLBNY’s Management Committee since 2008.  He serves on many of the FHLBNY’s internal Committees and chairs the Products, Services and Membership Committee.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.  He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Audit Committee.

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

Mr. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department, managing debt issuance and advance positions.  He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, funding, and debt issuance.  He has served as the FHLBank representative to the Federal Reserve-sponsored committee on Libor replacement, the Alternative Reference Rates Committee, also known as “ARRC”, since 2017.  Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager for interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais.  He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

Mr. West assumed the role of Senior Vice President, Chief Legal Officer for the Bank on May 1, 2015.  Mr. West left the Federal Home Loan Bank of Indianapolis (FHLBI) on December 31, 2014 having served as its Executive Vice President - Chief Operating Officer - Business Operations since July 30, 2010.  He was appointed by the FHLBI’s Board to serve as Acting Co-President - CEO from April through July 2013.  From 1994 to 2010, Mr. West served as Senior Vice President - Administration, General Counsel, Corporate Secretary & Ethics Officer, having started with the FHLBI in July 1985 as Associate Legal Counsel.  From 1983 to 1985, Mr. West was an Associate with the Indianapolis, Indiana law firm of White & Raub and practiced in the areas of insurance and corporate law.  Mr. West is a Phi Beta Kappa, B.A. with Distinction graduate in political science and psychology from Indiana University’s College of Arts and Sciences, and earned an M.B.A from Indiana University Kelley School of Business and a J.D. from Indiana University School of Law - Indianapolis.  Mr. West is licensed to practice law in the state of Indiana and is registered to serve as In-House Counsel in the state of New York.  Mr. West is a Member of the American Bar Association, and serves on its business law committee and its derivatives, futures and securitizations section.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2018 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Kevin Cummings (Vice Chair), Joseph R. Ficalora, Thomas L. Hoy, David R. Huber (commencing January 1, 2019), Christopher P. Martin, and Ángela Weyne.

Audit Committee Financial Expert

Our Board of Directors has determined that Kevin Cummings of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served.  To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics.  In this regard, the Board has adopted a Code of Business Conduct and Ethics (Code) that applies to all employees as well as the Board.  The Code is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.  We intend to disclose changes to or waivers from the Code by filing a Form 8-K and/or by posting such information on our website.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented diverse employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2018 we employed 314 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $144.4 billion in assets.  Exempt employees constituted 95% of all employees as of year-end 2018.

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

Regulatory Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this statutory responsibility, the Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231.

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

How We Stay Competitive in the Labor Market

The Board-approved Compensation Policy acknowledges and takes into account our business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which was in effect as of January 2018 include the following:

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

•                  Use publicly available data from Regional/Commercial Banks $5-$20B in assets for the five NEOs at the 50th percentile of market total compensation (base pay + incentive compensation) for establishing competitive pay levels.

•                  For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. large and global financial firms) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.

•                  Bank Management Committee members will be matched one position level down versus Commercial/Regional Banks, and Officers and below will be matched against ‘level-for-level’ jobs versus other Federal Home Loan Banks and the publically available proxy data.

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

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

a)             Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;

b)             Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and

c)              Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan, hereinafter referred as  the (“IC Plan”)); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Nonqualified Defined Benefit Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DB BEP”), the Nonqualified Defined Contribution Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DC BEP”), and the Nonqualified Deferred Incentive Compensation Plan (“NDICP”); and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised the elements of our total compensation program and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2018 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees, as explained throughout the CD&A.

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the IC Plan; 2) the DB BEP; 3) the DC BEP; 4) the NDICP; and 5) Non-qualified Profit Sharing Plan.

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

We are prohibited by regulations from offering equity-based compensation and the Bank cannot make incentive compensation payments (i.e., Total Communicated Award) which are greater than 100% of the employee’s base salary for that plan year. However, many of the firms in our peer groups do offer equity-based compensation or incentive compensation that exceeds 100% of base salary. Our total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for talent. Senior and mid-level employees are generally long-tenured and would not want to endanger their pension benefits by inappropriately increasing risk to the Bank to achieve a short-term financial gain.

We do not structure any of our compensation plans in a way that inappropriately encourages risk taking. As described in Section IV.A.2. below, the rationale for having the equally-weighted Bank wide goals of Return and Risk within the Incentive Plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission.  In addition, Incentive Plan participants employed in the Risk Management Group have a higher weighting on the “Risk” component of the Business Effectiveness goal category than Incentive Plan participants that are not employed in the Risk Management Group.  Risk Management Group participants have a 40% weighting on the “Risk” Goal portion and the remaining at 30% for a total Business Effectiveness weighting of 70%.

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

In certain cases, the Bank discovered that our current pay scales for a position were not allowing us to recruit the talent that we needed.  As a result, McLagan, a compensation benchmarking consultant was engaged to explore options that would help with the retention and recruitment of employees in high demand areas and to help ensure that our compensation structure is not negatively affected by these atypical hiring pay packages.

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

Compensation Benchmarking

Please refer to the introduction section under the heading “Regulatory Oversight of Executive Compensation” for an explanation of how the Finance Agency provides oversight of executive compensation.

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

In November of 2017, the C&HR Committee determined that merit-related officer base pay increases for 2018 would be 2.50% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2018.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2019 performance for the NEOs in November of 2018.  In addition, to help support the proposed merit increases, the Finance Agency requires that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan and indicated that the salary increases for the NEOs were consistent with the factors included within the Board-approved Compensation Policy described above in the “Introduction” section under the heading “How We Stay Competitive in the Labor Market”.

The peer groups in establishing competitive market pay for 2018 were: 1) Commercial Banks including former “bulge bracket” investment banks (global investment banks were specifically excluded); 2) Federal Home Loan Banks; and 3) Publicly-available proxy data for banks with assets between $10B and $20B. Please refer to the Introduction Section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the components that make up our Compensation Policy.

McLagan also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s Compensation Policy, McLagan used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit pension plans were not represented in this analysis and was addressed in the total compensation review, as discussed in the Introduction Section under the heading “How We Stay Competitive in the Labor Market”.

For the year 2018, McLagan used for compensation benchmarking analysis purposes the Compensation Policy that was approved by the Board in September 2015 (details of which are provided above). Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

We received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2018) for the NEOs, which letter was based upon the results of compensation benchmarking analysis of McLagan.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

Market Data Participants — Commercial Banks and FHLBanks used for 2018 market pay analysis:

ABN AMRO	DZ Bank	MUFG Securities
Agricultural Bank Of China	Fannie Mae	National Australia Bank
AIB	Federal Reserve Bank of Atlanta	Natixis
Ally Financial Inc.	Federal Reserve Bank of Boston	New York Community Bank
Australia & New Zealand Banking	Federal Reserve Bank of Chicago	Nord/LB Group
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Cleveland	Nordea Bank
Banco Itaú Unibanco	Federal Reserve Bank of Kansas City	Norinchukin Bank, New York Branch
Bank Hapoalim	Federal Reserve Bank of Minneapolis	Northern Trust Corporation
Bank of America Merrill Lynch	Federal Reserve Bank of New York	People’s United Bank, National Assoc.
Bank of New York Mellon	Federal Reserve Bank of Richmond	PNC Bank
Bank of Nova Scotia	Federal Reserve Bank of San Francisco	Rabobank
Bank of the West	Federal Reserve Bank of St Louis	Regions Financial Corporation
Bank of Tokyo - Mitsubishi UFJ	Fifth Third Bank	Royal Bank of Canada
Bayerische Landesbank	First Citizens Bank	Santander Bank, NA
BBVA Compass	First Republic Bank	Societe Generale
BMO Financial Group	FNB Omaha	Standard Chartered Bank
BNP Paribas	Freddie Mac	State Street Corporation
BOK Financial Corporation	GE Capital	Sumitomo Mitsui Banking Corporation
Branch Banking & Trust Co.	Hancock Bank	Sumitomo Mitsui Trust Bank
Brown Brothers Harriman	HSBC	SunTrust Banks
Capital One	Huntington Bancshares, Inc.	SVB Financial Group
Charles Schwab & Co.	Industrial and Commercial Bank of China	Synchrony Financial
China Construction Bank	ING	Synovus
CIBC World Markets	Intesa Sanpaolo	TCF National Bank
CIT Group	Investors Bancorp, Inc.	TD Ameritrade
Citi Global Consumer Group	JP Morgan Commercial Bank	TD Securities
Citigroup	JP Morgan Corporate Sector	Texas Capital Bank
Citizens Financial Group	JPMC Consumer & Community Banking	The PrivateBank
City National Bank	KBC Bank	UMB Financial Corporation
Comerica	KeyCorp	Umpqua Holding Corporation
Commerzbank	Landesbank Baden-Wuerttemberg	UniCredit Bank AG
Commonwealth Bank of Australia	Lloyds Banking Group	U.S. Bancorp
Crédit Agricole CIB	M&T Bank Corporation	Valley National Bank
Credit Industriel et Commercial — N.Y.	Macquarie Bank	Webster Bank
Cullen Frost Bankers, Inc.	Mizuho Bank	Wells Fargo Bank
DBS Bank	Mizuho Capital Markets	Westpac Banking Corporation
DnB Bank	Mizuho Trust & Banking Co. (USA)	Zions Bancorporation

2018 Total Rewards Study

In July 2018, the C&HR Committee engaged a benefits and compensation consultant, Willis Towers Watson (“Towers”), to perform a broad and comprehensive review of the Bank’s Compensation Policy and Total Rewards program for all employees including NEOs, and present recommendations to the C&HR Committee.  The Bank conducted a competitive bid process with top compensation and benefits consulting firms that resulted in the C&HR Committee engaging the compensation and benefits consultant to perform the review.

The compensation and benefits consultant was instructed by the C&HR Committee to: (i) determine how the compensation and benefit programs and level of rewards were compared to and aligned with the market; (ii) determine the optimal mix of compensation and benefits; and (iii) determine if there were alternative benefit structures that should be considered. The compensation and benefits consultant was informed of our continued desire to attract, motivate and retain talented employees.

During the review process the compensation and benefits consultant was asked to identify peer groups for “benchmarking” purposes to conduct the Total Rewards study (that is, for purposes of comparing levels of benefits and compensation). Representatives from the compensation and benefits consulting firm met with the Chair and Co-Chair of the C& HR Committee to solicit feedback on the Bank’s Compensation Policy.  The compensation and benefits consultant weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through the compensation and benefits consultant’s experience working with other Federal Home Loan Banks and through direct interviews with the senior management, the compensation and benefits consultant identified the current and future skill sets needed to meet the business objectives and also noted the firms that we tend to hire employees from and lose employees to.

For the compensation component, the compensation and benefits consultant used job-level market data from proprietary Financial Services surveys and jobs from five designated tiers, including NEOs and Management Committee members.  Specific Bank peer groups were included in the Total Rewards Study based on their available data and alignment with the September 2018 Board-approved Compensation Policy, as described below.

2018 Total Rewards Study Results

The compensation and benefits consultant’s review of the Bank’s Compensation Policy was presented to the Board in September 2018. The results of the review indicated:

•                  Using total cash compensation (base + short-term incentives) as the primary comparison for the Bank’s level of compensation is appropriate for establishing compensation levels;

•                  Including larger financial services/banks in FHLBNY’s comparator groups would provide a more realistic view of the Bank’s talent market;

•                  The current approach to comparator organizations may not fully reflect the Bank’s talent market; and

•                  Lack of ability to provide equity incentives, as competitors in the market do, should be a consideration in defining the total rewards package for the Bank, including certain benefits

•                  Targeting the 75th percentile (or even higher) is a reasonable approach in the context of NEOs and Management Committee

As a result, the Board approved changes to the Bank’s Compensation Policy effective September 2018.  Changes to the Compensation Policy include: 1) benchmarking against “level-to-level” position , rather than the position one company level lower, at a Primary Peer Group of Regional/Commercial Banks of $20-$65B in assets for NEOs and Management Committee; 2) include other Federal Home Loan Banks and large global financial firms (e.g., Morgan Stanley, Bank of America, JPMorgan, Citigroup, etc.) as a secondary comparator group; 3) “Secondary Peer

Groups”  benchmarked at the 75th percentile or higher; and 4) custom analysis for specialty areas.  The methodology will be applied when benchmarking positions in 2019 for proposed adjustments to salaries effective January 1, 2020.

A representative list of the primary peer group that was used in Towers’ healthcare and welfare benefits study in 2018 is set forth in the table below. Please see Section IV.A.1 below for a list of the peer group used for compensation other than with respect to healthcare and welfare benefits.  For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

American Express	Capital One	M&T Bank Corporation
Banco Santander New York	CIBC	PNC Financial Services Group, Inc.
Bank of America Corporation	Cisco Systems, Inc.	RBC Bank- US
BMO Financial Group	Citigroup Inc.	State Street Corporation
BNY Mellon	ING	TD Bank
Intuit Inc.

Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultant Willis Towers Watson (“Towers”) during 2018 was $345,998.  Regarding compensation consulting, payments made regarding the 2018 Total Rewards Study performed by Towers were in the amount of $211,874. Payments made regarding separate officer compensation benchmarking performed by Towers were in the amount of $12,177.  The Bank also engaged Towers for insurance placement services and, through insurance commissions, compensated Towers for these additional services unrelated to compensation consulting in the amount of $121,947 in 2018. Bank management reported Towers’ compensation and benchmarking data and recommendations to the Board during the course of 2018. While the C& HR Committee has concluded that no conflict of interest was created by management’s engagement of Towers for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s management, operations, budget, compensation arrangements and amounts; comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

2. IC Plan

a) Overview of the 2018 IC Plan

The objective of the Bank’s 2018 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2018 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2018 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2018 IC Plan. Awards under the 2018 IC Plan were calculated based upon performance during 2018 and paid to participants on March 8, 2019.  We received a “non-objection” from the Finance Agency to pay the Plan awards to NEOs, subject to the deferral feature for Management Committee participants discussed below.  The 2018 IC Plan was developed in accordance with regulations issued by and other guidance received from the Finance Agency.

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

We believe that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component.  For the Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There may be differences among the NEOs with regard to their individual performance goals.

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

The 2018 Bankwide goals are organized into three broad categories and are presented in the charts below. These charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

(i) Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		70% of Bankwide Goal

Return Component- Dividend Capacity as forecasted in the 2018 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35.00%	5.21%	6.13%	7.36%	7.21%

Risk Component -The 2018 Bankwide Risk goal consists of two components, each with five complementary factors or metrics. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.

	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.

Risk Component —Market, Capital and Earnings (“MCE”) Risk Exposure. The five metrics for the MCE Component are: 1) Conditional Value at Risk (CVaR); 2) Equity Sensitivity (Downside); 3) Dividend Sensitivity; 4) Capital Stock Protection; and 5) Retained Earnings Sufficiency. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a	Attempts to broadly cover financial risks within the Bank’s book of business.	24.50%	3	4	5	5

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
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

(1)         The Risk Goals are intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to appropriately manage risk levels in the business. Preserving the value of member paid-in capital and providing a predictable dividend are important ways that the Bank helps to provide value to stockholders.

(ii) Growth Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

GROWTH EFFECTIVENESS (2)		15% of Bankwide Goal

Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	5	9	14	13

Number of New/Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	14	28	38	28

Advance Volume-Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.75%	$95.56B	$106.17B	$116.79B	$108.52B

Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	3.75%	48.00%	52.00%	54.00%	55.08%

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

(iii) Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

COMMUNITY INVESTMENT EFFECTIVENESS (3)		15% of Bankwide Goal

Dollar Amount of Approved Community Lending Program Applications	Supports the provision of liquidity to members for housing and community development activities	3.75%	$1.7B	$1.9B	$2.2B	$2.0B

Year-to-date Average Balance of Outstanding Letters of Credit	Supports the provision of liquidity for housing and community development activities	3.00%	$13B	$14B	$16B	$16.8B

Community Investment and Affordable Housing Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs	4.50%	130	140	160	191

(3)         The Community Effectiveness Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall, the weighted average result for Bankwide goals was 85.3% above target. The weighted average result for the Risk Management Group was 85.9% above target. Payments are interpolated between the target and maximum amounts.

c) Clawback Provision of the Incentive Compensation Plan

A clawback provision in the Incentive Plan provides as follows:

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

The first deferred payment affected by this change was under the 2015 IC Plan and the first deferred installment in 2017.

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

“Current Communicated Incentive Award” means 50 percent of the Total Communicated Award and shall not exceed 100 percent of the participant’s base salary; and

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

B. Retirement Benefits

Introduction

There were elements of the Bank’s total compensation program in 2018 intended to help encourage the accumulation of wealth by consistent and superior results from qualified employees, including NEOs, over a long period of time.

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

Participants who, as of July 1, 2008, had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentive compensation opportunities available under the Bank’s IC Plan, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award.  The Normal Form of Payment is a life annuity with a guaranteed 12-year payout.  A 1% simple interest cost of living adjustment (“COLA”) is provided annually to participants beginning at age 66.  These participants are identified herein as “Grandfathered”.

For participants who, as of July 1, 2008, did not have five years of DB Plan service and attained age 50 years or older, identified herein as “Non-Grandfathered”, the DB Plan provides a benefit of 2.0% of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment for participants hired on or after July 1, 2008 is a life annuity (i.e., an annuity paid until the death of the participant).  The guaranteed 12-year payout option under a life annuity, as previously provided to Grandfathered participants, was terminated effective July 1, 2008. In addition, for the Non-Grandfathered participants, COLAs are no longer provided on future accruals.

For participants who were hired on or after July 1, 2014, the DB Plan provides a benefit of 1.50% of a participant’s highest consecutive 5-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years.  Earnings for participants who were hired on or after July 1, 2014 are defined as base salary only, excluding short-term incentive compensation opportunities available under the Bank’s IC Plan and overtime, subject to the annual Internal Revenue Code limit.

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN PROVISIONS	GRANDFATHERED EMPLOYEES	NON-GRANDFATHERED EMPLOYEES	PARTICIPANTS HIRED ON OR AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

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

Final Average Pay Period —The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For non-grandfathered employees benefits accrued after July 1, 2008, a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.  For non-grandfathered employees, benefits accrued after July 1, 2014, a Benefits Multiplier of 1.50% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary, excluding short-term incentive compensation opportunities available under the Bank’s IC Plan and overtime .

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

Earnings under the DB Plan for Grandfathered and Non-Grandfathered Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2018 was $275,000.

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

The DB BEP is an unfunded arrangement.  However, the Bank has established a grantor trust to assist in financing the payment of benefits under this plan. The Bank’s policy is to maintain assets in the grantor trust at a level up to the Accumulated Benefit Obligation for the DB BEP.  The financing level for the DB BEP is reviewed annually.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2018 was $18,500 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

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

Employees at the rank of Vice President and above who exceed income limitations established by the IRC, and who contribute to their qualified DC Plan up to the IRC Limits, are eligible to participate in the DC BEP.  Effective January 1, 2017, qualified employees were allowed to defer up to 19% of the employee’s base salary (less the amount of salary deferrals allowed under the DC Plan pursuant to the IRS Limits).

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

Retiree Medical

We offer eligible employees medical coverage when they retire. Employees are eligible to participate in the Retiree Medical Benefits Plan if they are at least 55 years old with 10 years of service as of January 1, 2015 when they retire from active service.

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

Life Insurance

The Group Term Life insurance provides a death benefit of twice an employee’s base salary (including short-term incentive compensation) at no cost to the employee other than taxation of the imputed value of coverage in excess of $50,000. The maximum amount of life insurance coverage is $2,000,000 (with proof of good health), otherwise maximum life insurance coverage is $750,000.

Additional Life Insurance

Additional Life Insurance is provided to one NEO (the Chief Bank Operations Officer) who, in 2003, was a participant in the Split Dollar life insurance program, as consideration for his assigning to the Bank his portion of the Split Dollar life insurance policy. The Split Dollar life insurance program was terminated in 2003. The total insurance coverage for the participating NEO is $1,000,000 with an annual premium expense to the Bank of $3,910 in 2018.

This Additional Term Life Insurance policy is paid by the Bank; however, the NEO owns the policy. We purchased in 2003 and renewed our policy for an additional 15 years in 2018.

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

Defined Benefit BEP — ASDB

Upon the death of an active employee in the DB BEP, a death benefit shall be paid to the employee’s beneficiary in a lump sum pursuant to the BEPs.

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

Supplemental Long-Term Disability Coverage

We provide supplemental long-term disability coverage at no cost to the employee.  This coverage provides an additional monthly benefit of up to $15,000 with no additional underwriting and an additional $5,000 with underwriting for a maximum benefit of $20,000 to employees whose monthly base salary exceeds $30,769.

Flexible Spending Accounts

Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for certain medical expenses, dependent medical expenses and mass transit expenses and parking expenses associated with commuting. The administrative costs for these accounts are paid by the Bank.

Health Savings Accounts

Health savings accounts, in accordance with IRC rules, are provided to employees to allow tax benefits for certain medical expenses associated with a high-deductible health plan.  The administrative costs for these accounts are paid by the Bank.

Employee Assistance Program

Employee assistance counseling is available at no cost to employees. This is a Bank-provided benefit that allows employees to anonymously speak to a 3rd party provider regarding various issues such as stress, finance, smoking cessation, weight management and personal therapy.

Educational Development Assistance

Educational Development Assistance provides tuition reimbursement up to an annual dollar limit, subject to the satisfaction of certain conditions.

Voluntary Life Insurance

Employees are afforded the opportunity to purchase additional life insurance for themselves and their eligible dependents.

Fitness Center Reimbursement

Fitness center reimbursement is available to all employees subject to the satisfaction of certain criteria.

Service Award

We provide employees, including NEOs, who are employed at the Bank for 10 years or more with a service award.  This award is presented after 10 years in increments of 5 years.

Perquisites

Perquisites are expenditures valued at the actual amounts paid by the Bank for the year 2018 per NEO.

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

2. Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, and the Chief Audit Officer, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY. Previously, on December 10, 2015, the Federal Housing Finance Agency indicated to FHLBNY that it would have no objection to the FHLBNY entering into agreements containing the severance payment provisions that are included in the CIC Agreements.  The CIC Agreements were renewed in January 2019 for an additional three-year period.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2018.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

DeForest B. Soaries, Jr., Chair
C. Cathleen Raffaeli, Vice Chair Kevin Cummings Gerald H. Lipkin Christopher P. Martin David J. Nasca
Stephen S. Romaine

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

In addition, we are prohibited by regulations from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer group do offer these types of compensation. The total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and we believe that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs are reflective of the low risk culture.

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2018 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Anne Evans Estabrook, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, C. Cathleen Raffaeli, Monte N. Redman and Stephen S. Romaine. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2018, 2017, 2016 (in dollars):

Summary Compensation Table for Calendar Years 2018, 2017 and 2016

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus	Awards	Awards	Compensation (d)(1)	Compensation (e)(2)	Compensation (f)(3)(4)	Total (g)

José R. González	2018	$920,000	$—	$—	$—	$927,184	$69,000	$61,989	$1,978,173
President &	2017	$875,000	$—	$—	$—	$860,851	$91,000	$47,024	$1,873,875
Chief Executive Officer (PEO)	2016	$791,779	$—	$—	$—	$781,402	$72,000	$45,954	$1,691,135

Kevin M. Neylan	2018	$515,048	$—	$—	$—	$376,879	$528,000	$38,402	$1,458,329
Senior Vice President,	2017	$484,751	$—	$—	$—	$343,265	$1,081,000	$78,941	$1,987,957
Chief Financial Officer (PFO)	2016	$469,492	$—	$—	$—	$347,149	$627,000	$64,267	$1,507,908

Melody Feinberg	2018	$425,000	$—	$—	$—	$309,608	$152,000	$34,064	$920,672
Senior Vice President,	2017	$386,282	$—	$—	$—	$268,465	$228,000	$93,461	$976,208
Chief Risk Officer

G. Robert Fusco	2018	$411,601	$—	$—	$—	$301,229	$258,000	$86,565	$1,057,395
Senior Vice President,	2017	$398,645	$—	$—	$—	$281,650	$1,118,000	$104,949	$1,903,244
CIO & Head of Enterprise Services	2016	$386,097	$—	$—	$—	$284,905	$617,000	$84,665	$1,372,667

Paul B. Héroux	2018	$423,382	$—	$—	$—	$310,827	$89,000	$92,642	$915,851
Senior Vice President,	2017	$410,055	$—	$—	$—	$291,114	$1,040,000	$118,345	$1,859,514
Chief Banking Operations Officer	2016	$400,054	$—	$—	$—	$296,968	$574,000	$110,357	$1,381,379

Footnotes for Summary Compensation Table for the Year Ending December 31, 2018

(1)       The amounts in column (d) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2018, 2017, and 2016 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2018 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 13, 2018. The amounts in column (d) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2018: $49,908 for J. González, $20,492 for K. Neylan, $14,946 for M. Feinberg, $16,421  for G. Robert Fusco,  and $17,867 for P. Héroux.

(2)       The amounts in column (e) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan.  These plans are described in greater detail below under “Pension Benefits”.

(3)       For 2016 and 2017, the Bank included in “All Other Compensation” items that need not have been included in this chart as they involved benefits available to all  employees, including costs relating to health (including employee assistance), dental and vision insurance premiums.

(4)       The amounts in column (f) for 2018 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non- qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Total

José R. González	$11,983	$43,114	$6,892	$—	$61,989

Kevin M. Neylan	$5,873	$23,771	$8,758	$—	$38,402

Melody Feinberg	$16,500	$8,942	$8,622	$—	$34,064

G. Robert Fusco	$14,218	$10,448	$61,899	$—	$86,565

Paul B. Héroux	$16,500	$8,872	$67,106	$164	$92,642

(1)         For all NEOs, includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)         For all NEOs, includes payment for funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)         Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms.  The Bank paid premiums for each named executive officer for group term life and long term disability insurance. The Bank provided payment to G. Robert Fusco, P. Héroux and K. Neylan for executive medical benefits.  The Bank provided payment to P. Héroux for term life insurance premiums.  The Bank provided Mr. Fusco and Mr. Héroux with payments under the replacement plan for the Nonqualified Profit Sharing Plan.

(4)         The tax gross-up amount for Mr. Héroux’s reimbursement for fitness club membership.  This amount is included in column (f) of the Summary  Compensation Table.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2018 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2018

Grants of Plan-Based Awards for Fiscal Year 2018
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

José R. González	1/17/2018	$487,600	$736,000	$901,600	$—	$—	$—	—	—	$—	$—

Kevin M. Neylan	1/17/2018	$164,815	$257,524	$373,409	$—	$—	$—	—	—	$—	$—

Melody Feinberg	1/17/2018	$136,000	$212,500	$308,125	$—	$—	$—	—	—	$—	$—

G. Robert Fusco	1/17/2018	$131,712	$205,800	$298,411	$—	$—	$—	—	—	$—	$—

Paul B. Héroux	1/17/2018	$135,482	$211,691	$306,952	$—	$—	$—	—	—	$—	$—

(1)             On this date, the Board of Directors’ C&HR Committee approved the 2018 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)             Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)             Amounts represent potential awards under the 2018 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2018

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in dollars):

					Individual
		Bankwide Component (1)			Component (1)
		(90% of Opportunity)			(10% of
		Threshold	Target	Maximum	Opportunity)	Actual Result (2)
					Individual			Total	Current
	2018				Performance	Bankwide	Individual	Communicated	Communicated
	Annual Salary	Bank Performance			at Target	Component (3)	Component (4)	Award (5)	Incentive Award (6)
President		50%	80%	100%	10%
José R. González
President & Chief Executive Officer	$920,000	$414,000	$662,400	$828,000	$73,600	$803,676	$73,600	$877,276	$438,638
Other NEOs		30%	50%	75%	10%
Kevin M. Neylan
Senior Vice President, Chief Financial Officer	$515,048	$139,063	$231,772	$347,657	$25,752	$330,635	$25,752	$356,387	$178,194
Melody Feinberg
Senior Vice President, Chief Risk Officer	$425,000	$114,750	$191,250	$286,875	$21,250	$273,412	$21,250	$294,662	$147,331
G. Robert Fusco
Senior Vice President, CIO and Head of Enterprise Services	$411,601	$111,132	$185,220	$277,831	$20,580	$264,228	$20,580	$284,808	$142,404
Paul B. Héroux
Senior Vice President, Chief Banking Operations Officer	$423,382	$114,313	$190,522	$285,783	$21,169	$271,791	$21,169	$292,960	$146,480

(1)             Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

(2)             Overall weighted average result for Bankwide goals was 85.3% above target; for employees in the Risk Management Group the overall weighted average result was 85.9% above target. Payments are interpolated between the target and maximum amounts.

(3)             The Bankwide component is calculated as follows:

a.           The portion of the award for achieving target equals: Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage, plus

b.           The portion of the award for exceeding target equals: Annual Salary multiplied by Bankwide component Percentage multiplied by (Maximum minus Target) percentage multiplied by the above-target overall weighted average results as defined in note 2 above [i.e., 85.3% or 85.9%].

(4)             Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage (When participants receive an Individual Component award, the award amount is at Target, with exception to the CEO whose award amount is at Maximum for the Individual Component).

(5)             There may be small differences in the calculated payout amounts due to rounding.

(6)             The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2019 for performance in 2018. [Refer to Section IV.A.2 (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

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

An additional benefit offered to all officers who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2019	2018
José R. González	$993,600	$920,000
Kevin M. Neylan	$531,787	$515,048
Melody Feinberg	$438,813	$425,000
G. Robert Fusco	$424,978	$411,601
Paul B. Héroux	$437,142	$423,382

Note: Figures represent salaries approved by our Board of Directors for each year.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2018, the C&HR Committee determined that merit-related officer base pay increases for 2019 would be 2.50% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2018.

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

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	4.83	$342,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan		$—	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	17.33	$1,608,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	17.33	$3,206,000	$—

Melody Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	6.83	$367,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	6.83	$362,000	$—

G. Robert Fusco	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,336,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,982,000	$—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,344,000	$—

	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$3,588,000	$—

(1)         Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)         As of 12/31/18.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2018
	Executive	Registrant	Agrregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE

José R. González
DC BEP	$73,327	$43,114	$(5,655)	$—	$110,786
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$73,138	$23,771	$(11,893)	$—	$175,069
NDICP	$61,900	$—	$(9,084)	$—	$92,314

Melody Feinberg
DC BEP	$6,942	$8,942	$(1,602)	$—	$26,420
NDICP	$197,023	$—	$(7,229)	$—	$222,056

G. Robert Fusco
DC BEP	$14,388	$10,448	$(2,808)	$—	$46,400
NDICP	$—	$—	$—	$—	$—

Paul B. Héroux
DC BEP	$6,872	$8,872	$(2,006)	$—	$28,930
NDICP	$—	$—	$—	$—	$—

(1)    These amounts as they pertain to the DC BEP and NDICP are also included in the “Salary” and “Non-Equity Incentive Compensation”   columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our DC BEP and NDICP).

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2018 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2018 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*

José R. González	20	$920,000	$353,846
Kevin M. Neylan	36	$515,048	$356,572
Melody Feinberg	28	$425,000	$228,846
G. Robert Fusco	36	$411,601	$284,954
Paul B. Héroux	36	$423,382	$293,111

*  Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.  The CIC Agreements were renewed in January 2019 for an additional three-year period.

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” would have occurred on December 31, 2018 (amounts in whole dollars).  (Refer to section IV.D.2 of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Provision	José González	Kevin Neylan	Melody Feinberg	G. Robert Fusco	Paul Héroux
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$2,576,016	$733,775	$567,363	$597,104	$616,354
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$2,623,055	$534,582	$393,176	$427,211	$439,440
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$20,049	$29,168	$194	$19,462	$29,168
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“Nonqualified DB BEP”) of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$1,870,235	$748,636	$363,263	$398,574	$274,908
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Héroux, Fusco, and Ms. Feinberg	$165,600	$46,354	$38,250	$37,044	$38,104
Total value of contract	$7,284,955	$2,122,515	$1,392,246	$1,509,395	$1,427,974

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section IV.A.2 of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

CEO Pay Ratio

For the year ended December 31, 2018, the ratio of our CEO’s Total Compensation to the FHLBNYs median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 11.7:1. Total Compensation of the Median Employee for 2018 is calculated in the same manner “Total Compensation” for 2018 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2018, the Total Compensation of the Median Employee was $169,671 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $1,978,173.

We identified the Median Employee by comparing the amount of base salary and incentive awards as reflected in our payroll records for 2018 for each of the employees who were employed by the FHLBNY on October 1, 2018, and ranking the annual cash compensation for all such employees (a list of 341 employees) from lowest to highest, excluding the CEO. FHLBNY identified the Median Employee using base salary and incentive awards, which was applied consistently to all our employees included in the calculation, and we believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees. The FHLBNY included all full-time and part-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2018.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2018 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

John R. Buran	$127,500	$—	$—	$—	$—	$—	$127,500
Larry E. Thompson	112,500	—	—	—	—	—	112,500
Kevin Cummings	102,500	—	—	—	—	—	102,500
Anne Evans Estabrook (a)	106,250	—	—	—	—	—	106,250
Joseph R. Ficalora	102,500	—	—	—	—	—	102,500
Jay M. Ford	112,500	—	—	—	—	—	112,500
Michael M. Horn	112,500	—	—	—	—	—	112,500
Thomas L. Hoy	112,500	—	—	—	—	—	112,500
Gerald H. Lipkin	102,500	—	—	—	—	—	102,500
Kenneth J. Mahon	102,500	—	—	—	—	—	102,500
Christopher P. Martin	102,500	—	—	—	—	—	102,500
Richard S. Mroz (b)	76,880	—	—	—	—	—	76,880
David J. Nasca	102,500	—	—	—	—	—	102,500
C. Cathleen Raffaeli	102,500	—	—	—	—	—	102,500
Monte N. Redman (c)	38,430	—	—	—	—	—	38,430
Edwin C. Reed (d)	70,300	—	—	—	—	25,000	95,300
DeForest B. Soaries, Jr.	112,500	—	—	—	—	—	112,500
Carlos J. Vázquez	112,500	—	—	—	—	—	112,500
Ángela Weyne	102,500	—	—	—	—	—	102,500
Total Fees	$1,914,360	$—	$—	$—	$—	$25,000	$1,939,360

(a)                Director Estabrook began serving as a Committee Chair beginning with the August 2018 Board meeting.

(b)                Director Mroz began collecting Director fees starting with the May 2018 Board meeting.

(c)                 Director Redman resigned from the Board prior to the May 2018 Board meeting.

(d)                Director Reed served as a Committee Chair through and until the June 2018 Board meeting. He resigned from the Board prior to the September 2018 Board meeting.  He received in November 2018 an honorary award of $25,000 in recognition of his service.

Director Compensation Policy: Director Fee Opportunities

The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act (Bank Act) and related Federal Housing Finance Agency.  In sum, the applicable statutes and regulations allow each FHLBank to pay its Directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. The Director Compensation Policy provides that directors shall be paid a meeting fee for their attendance at meetings of the Board of Directors up to a maximum annual compensation amount as set forth in the Director Compensation Policy.

With respect to recent director compensation reviews, in September 2015 the Board reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by the McLagan firm.  The Board determined that an adjustment to Director compensation limits in 2016 in the amount of $15,000 per Director was appropriate given the FHLBNY’s performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate. In September 2016, the Board determined that the 2016 director compensation structure continued to remain appropriate and did not require adjustment for 2017. In June 2017, the Board once again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by McLagan.  The Board determined that an adjustment to Director compensation limits in 2018 in the amount of $7,500 per Director was appropriate given the FHLBNY’s continued financial performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate.  Finally, as a result of a review in 2018 of Director compensation opportunities at other FHLBanks, the Board determined to raise the compensation opportunity for each of the Board Chair, Board Vice Chair, and Audit Committee Chair effective January 1, 2019 to $133,000, $118,000 and $116,000, respectively.  No other changes were made.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2018.  Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2019.

Director Fee Opportunities — 2018 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (a)
Chairman	$15,930
Vice Chairman	$14,060
Committee Chair (b)	$14,060
All Other Directors	$12,810

Director Annual Compensation Limits — 2018 (in whole dollars)

Position	Annual Limit
Chairman	$127,500
Vice Chairman	$112,500
Committee Chair	$112,500
All Other Directors	$102,500

Director Fee Opportunities — 2019 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (c)
Chairman	$16,625
Vice Chairman	$14,750
Audit Committee Chair (b)	$14,500
All Other Committee Chairs (b)	$14,060
All Other Directors	$12,810

Director Annual Compensation Limits — 2019 (in whole dollars)

Position	Annual Limit
Chairman	$133,000
Vice Chairman	$118,000
Audit Committee Chair	$116,000
All Other Committee Chairs	$112,500
All Other Directors	$102,500

(a)               The numbers in this column represent payments for each of seven meetings attended.  If an eighth meeting is attended, the Chairman will receive $15,990 for that meeting; the Vice Chairman will receive $14,080 for that meeting; Committee Chairs will receive $14,080 for that meeting; and all other Directors will receive $12,830 for that meeting.

(b)               A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.  In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(c)                The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Audit Committee Chair.  The numbers in this column also represent payments for each of seven meetings attended by all other Committee Chairs and all other Directors.   If an eighth meeting is attended by the other Committee Chairs, they will receive $14,080 for that eighth meeting; all other Directors will receive $12,830 for that eighth meeting.

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

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2019 and December 31, 2018:

		Number	Percent
	February 28, 2019	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,548	17.18%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,237	13.02
New York Community Bank	615 Merrick Avenue, Westbury, NY, 11590	5,894	10.61
		22,679	40.81%

		Number	Percent
	December 31, 2018	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	11,145	18.36%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,237	11.92
New York Community Bank (a)	615 Merrick Avenue, Westbury, NY, 11590	6,446	10.62
		24,828	40.90%

(a)         New York Commercial Bank merged into New York Community Bank in the fourth quarter 2018.

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
New York Community Bank (a)	Joseph R. Ficalora	Westbury	NY	6,446	10.62%
Investors Bank	Kevin Cummings	Short Hills	NJ	2,602	4.28
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	1,552	2.56
Provident Bank	Christopher P. Martin	Iselin	NJ	685	1.13
Dime Community Bank	Kenneth J. Mahon	Brooklyn	NY	576	0.95
Flushing Bank	John R. Buran	Uniondale	NY	573	0.94
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	261	0.43
Popular Bank (b)	Carlos J. Vázquez	San Juan	PR	255	0.42
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	129	0.21
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	30	0.05
Evans Bank, N.A.	David J. Nasca	Hamburg	NY	15	0.02
				13,124	21.61%

(a)         New York Commercial Bank merged into New York Community Bank in the fourth quarter 2018.

(b)         Banco Popular North America changed its name to Popular Bank in the second quarter 2018.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

We have a cooperative structure and our customers own the entity’s capital stock.  Capital stock ownership is a prerequisite to the transaction by members of any business with us.  The majority of the members of our Board of Directors are Member Directors (i.e., directors elected by our members who are officers or directors of our members).  The remaining members of the Board are Independent Directors (i.e., directors elected by our members who are not officers or directors of our members).  We conduct our advances and mortgage loan business almost exclusively with members. Grants under the AHP and AHP advances are also made in partnership or in connection with our members. Therefore, in the normal course of business, we may extend credit to members whose officers or directors may serve as our directors.  In addition, we may also extend credit and offer services and AHP benefits to members who own more than 5% of our stock.  All products, services and AHP benefits extended by us to such members are provided at market terms and conditions that are no more favorable to them than the terms and conditions of comparable transactions with other members.  Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), our Board is required to administer our business with our members without discrimination in favor of or against any member.  For more information about transactions with stockholders, see Note 20. Related Party Transactions, in the audited financial statements in this Form 10-K.

The review and approval of transactions with related persons is governed by the Bank’s written Code of Ethics and Business Conduct (Code), which is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.  Under the Code, each director is required to disclose to the Board of Directors all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board of Directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board of Directors is empowered to determine whether an actual conflict exists.  In the event the Board of Directors determines the existence of a conflict with respect to any matter, the affected director must recuse himself or herself from all further considerations relating to that matter.  Issues under the Code regarding conflicts of interests involving directors are administered by the Board or, in the Board’s discretion, the Board’s Corporate Governance Committee.

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

Director Independence

In General

During the period from January 1, 2018 through and including the date of this annual report on Form 10-K, the Bank had a total of 22 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 10 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.  In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2018 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2018 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, David R. Huber, Charles E. Kilbourne, III, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Monte N. Redman, Stephen S. Romaine, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2018 through and including the date of this annual report on Form 10-K (Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Christopher P. Martin and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2018 through and including the date of this annual report on Form 10-K (David R. Huber, and Ángela Weyne) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee. Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2018 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC).  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2018 through and including the date of this annual report on Form 10-K (Kevin Cummings, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, Monte N. Redman and Stephen S. Romaine) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2018 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli and DeForest B. Soaries, Jr.) were independent under the NYSE independence standards for such committee members.

Item 14.                          Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years ended December 31,
	2018 (a)	2017 (a)	2016 (a)

Audit Fees and Expenses	$1,017	$828	$859
Audit-related Fees	134	60	261
Tax Fees	35	8	26
All Other Fees	4	4	10
Total	$1,190	$900	$1,156

(a)         The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $63 thousand, $62 thousand and $58 thousand for 2018, 2017 and 2016, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed

3.1	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.2	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.1	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018
10.1	Bank 2016 Incentive Compensation Plan(a)		10-K	3/21/2016
10.2	Bank 2017 Incentive Compensation Plan(a)		10-K	3/21/2017
10.3	Bank 2018 Incentive Compensation Plan(a)		10-K	3/22/2018
10.4	Bank 2019 Incentive Compensation Plan(a)		8-K	3/18/2019
10.5	2019 Director Compensation Policy(a)	X
10.6	Bank Amended and Restated Severance Pay Plan(a)	X
10.7	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)		10-K	3/22/2018
10.8	Nonqualified Deferred Incentive Compensation Plan(a)		8-K	12/9/2016
10.9	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Compensatory Arrangements for Named Executive Officers(a)	X
10.11	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.12	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)	X
31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed

99.1	Audit Committee Report	X
99.2	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

Notes:

*                 Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a)         This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ José R. González
José R. González
President and Chief Executive Officer
(Principal Executive Officer)

Date:  March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 21, 2019
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 21, 2019
Kevin M. Neylan
(Principal Financial Officer)

/s/ Backer Ali	Vice President, Chief Accounting Officer and Controller	March 21, 2019
Backer Ali
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 21, 2019
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of Directors	March 21, 2019
Larry E. Thompson

/s/ Kevin Cummings	Director	March 21, 2019
Kevin Cummings

/s/ Joseph R. Ficalora	Director	March 21, 2019
Joseph R. Ficalora

/s/ Jay M. Ford	Director	March 21, 2019
Jay M. Ford

/s/ Michael M. Horn	Director	March 21, 2019
Michael M. Horn

/s/ Thomas L. Hoy	Director	March 21, 2019
Thomas L. Hoy

/s/ David R. Huber	Director	March 21, 2019
David R. Huber

/s/ Charles E. Kilbourne, III	Director	March 21, 2019
Charles E. Kilbourne, III

/s/ Gerald H. Lipkin	Director	March 21, 2019
Gerald H. Lipkin

/s/ Kenneth J. Mahon	Director	March 21, 2019
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 21, 2019
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 21, 2019
Richard S. Mroz

/s/ David J. Nasca	Director	March 21, 2019
David J. Nasca

/s/ C. Cathleen Raffaeli	Director	March 21, 2019
C. Cathleen Raffaeli

/s/ Stephen S. Romaine	Director	March 21, 2019
Stephen S. Romaine

/s/ DeForest B. Soaries, Jr.	Director	March 21, 2019
DeForest B. Soaries, Jr.

/s/ Carlos J. Vázquez	Director	March 21, 2019
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 21, 2019
Ángela Weyne