Form 10-Q
period 2019-03-31
Federal Home Loan Bank of New York
filed 2019-05-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the issuer’s common stock as of April 30, 2019 was 59,477,689.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks (Note 3)	$82,894	$85,406
Securities purchased under agreements to resell (Note 4)	5,590,000	4,095,000
Federal funds sold (Note 4)	9,137,000	7,640,000
Trading securities (Note 5) (Includes $220,347 pledged as collateral at March 31, 2019 and $239,813 at December 31, 2018)	7,210,635	5,810,512
Equity Investments (Note 6)	53,982	48,179
Available-for-sale securities, net of unrealized gains of $36,142 at March 31, 2019 and $4,034 at December 31, 2018 (Note 7)	2,185,968	422,216
Held-to-maturity securities (Note 8) (Includes $4,376 pledged as collateral at March 31, 2019 and $4,548 at December 31, 2018)	15,628,971	17,474,826
Advances (Note 9) (Includes $0 at March 31, 2019 and December 31, 2018 at fair value under the fair value option)	99,132,395	105,178,833
Mortgage loans held-for-portfolio, net of allowance for credit losses of $797 at March 31, 2019 and $814 at December 31, 2018 (Note 10)	2,941,086	2,927,230
Loans to other FHLBanks (Note 20)	—	250,000
Accrued interest receivable	327,548	275,256
Premises, software, and equipment	52,640	51,572
Operating lease right-of-use assets (Note 19)	70,450	—
Derivative assets (Note 17)	154,840	113,762
Other assets	6,469	8,602

Total assets	$142,574,878	$144,381,394

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,302,893	$1,002,587
Non-interest-bearing demand	18,085	20,050
Term	35,500	40,000

Total deposits	1,356,478	1,062,637

Consolidated obligations, net (Note 12)
Bonds (Includes $7,367,064 at March 31, 2019 and $5,159,792 at December 31, 2018 at fair value under the fair value option)	80,149,864	84,153,776
Discount notes (Includes $994,773 at March 31, 2019 and $3,180,086 at December 31, 2018 at fair value under the fair value option)	53,035,777	50,640,238

Total consolidated obligations	133,185,641	134,794,014

Mandatorily redeemable capital stock (Note 14)	5,755	5,845

Accrued interest payable	213,581	223,570
Affordable Housing Program (Note 13)	161,129	161,718
Derivative liabilities (Note 17)	12,898	31,147
Other liabilities	181,764	355,841
Operating lease liabilities (Note 19)	83,094	—

Total liabilities	135,200,340	136,634,772

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 56,711 at March 31, 2019 and 60,658 at December 31, 2018	5,671,075	6,065,799
Retained earnings
Unrestricted	1,109,437	1,102,801
Restricted (Note 14)	618,248	591,281
Total retained earnings	1,727,685	1,694,082
Total accumulated other comprehensive income (loss)	(24,222)	(13,259)

Total capital	7,374,538	7,746,622

Total liabilities and capital	$142,574,878	$144,381,394

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
Interest income
Advances, net (Note 9)	$691,896	$546,460
Interest-bearing deposits	383	64
Securities purchased under agreements to resell (Note 4)	29,922	10,109
Federal funds sold (Note 4)	73,889	67,518
Trading securities (Note 5)	40,873	9,124
Available-for-sale securities (Note 7)	15,183	2,845
Held-to-maturity securities (Note 8)	120,158	110,315
Mortgage loans held-for-portfolio (Note 10)	25,180	24,203
Loans to other FHLBanks (Note 20)	50	7

Total interest income	997,534	770,645

Interest expense
Consolidated obligation bonds (Note 12)	498,595	366,174
Consolidated obligation discount notes (Note 12)	315,316	207,380
Deposits (Note 11)	5,965	3,505
Mandatorily redeemable capital stock (Note 14)	100	333
Cash collateral held and other borrowings	342	234

Total interest expense	820,318	577,626

Net interest income before provision for credit losses	177,216	193,019

Provision (Reversal) for credit losses on mortgage loans	(17)	(380)

Net interest income after provision for credit losses	177,233	193,399

Other income (loss)
Service fees and other	4,642	3,721
Instruments held under the fair value option gains (losses) (Note 18)	(464)	(53)
Derivative gains (losses) (Note 17)	(12,280)	(18,800)
Trading securities gains (losses) (Note 5)	17,070	(3,201)
Equity investments gains (losses) (Note 6)	4,210	(260)

Total other income (loss)	13,178	(18,593)

Other expenses
Operating	12,850	9,957
Compensation and benefits	21,438	18,768
Finance Agency and Office of Finance	3,942	4,259
Other expenses	2,350	1,535
Total other expenses	40,580	34,519

Income before assessments	149,831	140,287

Affordable Housing Program Assessments (Note 13)	14,993	14,062

Net income	$134,838	$126,225

Basic earnings per share (Note 15)	$2.41	$1.93

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018

Net Income	$134,838	$126,225
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	32,108	(125)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	857	875
Net change due to hedging activities
Cash flow hedges (a)	(42,691)	54,773
Fair value hedges (b)	(1,893)	—
Total net change due to hedging activities	(44,584)	54,773
Net change in pension and postretirement benefits	656	679
Total other comprehensive income (loss)	(10,963)	56,202
Total comprehensive income (loss)	$123,875	$182,427

(a)         Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and open contracts in cash flow hedges of anticipatory issuance of CO bonds.  Also includes losses related to closed cash flow hedges that will be reclassified in future periods to interest expense.  Losses reclassified from AOCI to interest expense on closed contracts were $23 thousand and $35 thousand in the three months ended March 31, 2019 and 2018.

(b)         Represents cumulative hedge valuation basis loss on fair value hedge of AFS securities under the last-of-layer hedging provisions of ASU 2017-12.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2019 and 2018

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	18,716	1,871,635	—	—	—	—	1,871,635
Repurchase/redemption of capital stock	(23,101)	(2,310,120)	—	—	—	—	(2,310,120)
Shares reclassified to mandatorily redeemable capital stock	(1)	(124)	—	—	—	—	(124)
Cash dividends ($1.64 per share) on capital stock	—	—	(102,154)	—	(102,154)	—	— (102,154)
Comprehensive income (loss)	—	—	100,980	25,245	126,225	56,202	182,427

Balance, March 31, 2018	63,114	$6,311,396	$1,070,847	$504,430	$1,575,277	$(3,971)	$7,882,702

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	16,495	1,649,529	—	—	—	—	1,649,529
Repurchase/redemption of capital stock	(20,441)	(2,044,141)	—	—	—	—	(2,044,141)
Shares reclassified to mandatorily redeemable capital stock	(1)	(112)	—	—	—	—	(112)
Cash dividends ($1.74 per share) on capital stock	—	—	(101,235)	—	(101,235)	—	(101,235)
Comprehensive income (loss)	—	—	107,871	26,967	134,838	(10,963)	123,875

Balance, March 31, 2019	56,711	$5,671,075	$1,109,437	$618,248	$1,727,685	$(24,222)	$7,374,538

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

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
Operating activities

Net Income	$134,838	$126,225

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(11,588)	63,213
Concessions on consolidated obligations	643	721
Premises, software, and equipment	1,961	1,286
Provision (Reversal) for credit losses on mortgage loans	(17)	(380)
Change in net fair value adjustments on derivatives and hedging activities	(114,995)	124,780
Net realized and unrealized (gains) losses on trading securities	(17,070)	3,201
Change in fair value on Equity Investments	(4,210)	260
Change in fair value adjustments on financial instruments held at fair value	464	53
Net change in:
Accrued interest receivable	(52,559)	(24,305)
Derivative assets due to accrued interest	(16,463)	(22,499)
Derivative liabilities due to accrued interest	6,846	31,886
Other assets	1,818	(770)
Affordable Housing Program liability	(589)	5,602
Accrued interest payable	(9,989)	(14,919)
Other liabilities (a)	(5,166)	5,145
Total adjustments	(220,914)	173,274
Net cash provided by (used in) operating activities	(86,076)	299,499
Investing activities
Net change in:
Interest-bearing deposits	(69,848)	(12,100)
Securities purchased under agreements to resell	(1,495,000)	(1,350,000)
Federal funds sold	(1,497,000)	(974,000)
Deposits with other FHLBanks	105	104
Premises, software, and equipment	(3,029)	(2,002)
Trading securities:
Purchased	(2,895,148)	(596,033)
Repayments	1,374,130	—
Equity Investments:
Purchased	(1,883)	(838)
Proceeds from sales	518	505
Available-for-sale securities:
Purchased	(154,498)	—
Repayments	19,156	24,197
Held-to-maturity securities:
Long-term securities
Purchased	(514,268)	(1,080,812)
Repayments	761,859	742,028
Advances:
Principal collected	280,540,641	249,613,786
Made	(274,269,147)	(239,644,909)
Mortgage loans held-for-portfolio:
Principal collected	54,273	65,246
Purchased	(69,466)	(49,152)
Proceeds from sales of REO	745	316
Net change in loans to other FHLBanks	250,000	—
Net cash provided by (used in) investing activities	2,032,140	6,736,336

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
Financing activities
Net change in:
Deposits and other borrowings	$265,765	$124,512
Derivative contracts with financing element	(4,905)	(2,727)
Consolidated obligation bonds:
Proceeds from issuance	22,084,971	26,598,486
Payments for maturing and early retirement	(26,172,547)	(40,136,378)
Consolidated obligation discount notes:
Proceeds from issuance	284,041,405	288,894,082
Payments for maturing	(281,667,216)	(282,012,702)
Capital stock:
Proceeds from issuance of capital stock	1,649,529	1,871,635
Payments for repurchase/redemption of capital stock	(2,044,141)	(2,310,120)
Redemption of mandatorily redeemable capital stock	(202)	(1,305)
Cash dividends paid (b)	(101,235)	(102,154)
Net cash provided by (used in) financing activities	(1,948,576)	(7,076,671)
Net increase (decrease) in cash and due from banks	(2,512)	(40,836)
Cash and due from banks at beginning of the period (c)	85,406	127,403
Cash and due from banks at end of the period (c)	$82,894	$86,567

Supplemental disclosures:
Interest paid	$510,824	$366,398
Interest paid for Discount Notes (d)	$290,942	$183,461
Affordable Housing Program payments (e)	$15,582	$8,460
Transfers of mortgage loans to real estate owned	$245	$49
Capital stock subject to mandatory redemption reclassified from equity	$112	$124
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (f)	$1,597,207	$—

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the three months ended March 31, 2019:

(a)              The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019. Cash payments on operating leases were $1.5 million in the three months ended March 31, 2019.

Other Notes

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

(d)              Interest paid disclosures have been supplemented for the three months ended March 31, 2019 and 2018 under the disclosure guidance provided by ASU 2016-15, Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item, Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

(e)               AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

(f)                 As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

Other than the recently adopted policies as discussed below, there have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 21, 2019, which contains a summary of the Bank’s significant accounting policies and estimates.

Recently Adopted Significant Accounting Policies

Derivatives and Hedging.  The FHLBNY adopted the new hedging standards effective January 1, 2019.  The FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815) in August 2017, with the objective of improving the financial reporting of hedging relationships and to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition to that main objective, the amendments in this ASU made certain targeted improvements to simplify the application of the hedge accounting guidance in pre-existing GAAP.   The new guidance also requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.  While this is a change in presentation from the legacy standards, the impact for the FHLBNY was not material. The amended presentation was applied prospectively in the Statements of income and prior period comparative financial information was not reclassified to conform to current presentation.

ASU 2017-12 allowed a one-time transfer of fixed-rate, pre-payable debt securities from HTM to AFS.  The FHLBNY transferred $1.6 billion of HTM securities into AFS classification effective January 1, 2019 as a one-time transfer permitted under the standard.  Other than changes in disclosures as required under the ASU and a one-time election to transfer the HTM securities to AFS, adoption did not have a material effect on the FHLBNY’s financial condition, results of operations, and cash flows.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new ASU added the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The amendments in the ASU became effective for the FHLBNY concurrently with the adoption of ASU 2017-12 on January 1, 2019.  The FHLBNY will begin to use OIS/SOFR as another ASC 815 hedging benchmark for its interest rate risk management objectives.  The FHLBNY’s primary benchmark for hedges under ASC 815 remains LIBOR.  Beginning in the current quarter, the FHLBNY has also executed hedges under ASC 815 designating the FED funds OIS index (FF/OIS) as a benchmark rate.  For further information, see Note 17 Derivatives and Hedging Activities.

Lease Accounting.  The FHLBNY adopted the leasing standards effective January 1, 2019.  The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. The ASU required the recognition of all leases on the balance sheet as lease assets and lease liabilities.  At January 1, 2019, we recognized lease liabilities of $83.9 million and right-of-use assets of $71.6 million, primarily related to operating premise leases.  Other than the recognition of leases on the balance sheet, adoption on January 1, 2019 did not result in material changes to the recognition of operating lease expense in the FHLBNY’s Statements of income.  For further information, see Note 19. Commitments and Contingencies.

Note 2.                                                         Recently Issued Accounting Standards and Interpretations.

Accounting for Financial Instruments — Credit Losses.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  We have concluded our preliminary assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets.  While the CECL model represents a significant departure from existing GAAP, we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.  This guidance is effective for interim and annual periods beginning on January 1, 2020.  The FHLBNY will adopt the ASU effective January 1, 2020.

Note 3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There were no compensating balance at March 31, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $80.3 million at March 31, 2019 and $86.1 million at December 31, 2018.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At March 31, 2019 and December 31, 2018, the outstanding balances of Securities purchased under agreements to resell were $5.6 billion and $4.1 billion; the investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY).  BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities at market values of $5.7 billion and $4.2 billion were received at BONY to collateralize the overnight investments at March 31, 2019 and December 31, 2018.  Securities purchased under agreements to resell averaged $4.9 billion and $2.8 billion for the three months ended March 31, 2019 and for the same period in the prior year.  Interest income from securities purchased under agreements to resell were $29.9 million and $10.1 million for the three months ended March 31, 2019 and the same period in the prior year.  No overnight investments had been executed bilaterally with counterparties at March 31, 2019 and December 31, 2018.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at March 31, 2019 and December 31, 2018 (in thousands):

Fair value	March 31, 2019	December 31, 2018
GSE securities	$89,941	$502,849
Corporate notes	3,394	3,334
U.S. Treasury notes	7,117,300	5,304,329
Total Trading securities	$7,210,635	$5,810,512

The carrying values of trading securities included net unrealized fair value gains of $19.7 million at March 31, 2019, and $2.6 million at December 31, 2018.  We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $220.3 million at March 31, 2019 and $239.8 million at December 31, 2018 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (CFTC).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	March 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$89,941	$—	$89,941
Corporate notes	—	3,394	3,394
U.S. Treasury notes	3,660,913	3,456,387	7,117,300
Total Trading securities	$3,750,854	$3,459,781	$7,210,635
Yield on Trading securities	2.53%	2.56%

	December 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$502,849	$—	$502,849
Corporate notes	—	3,334	3,334
U.S. Treasury notes	3,171,130	2,133,199	5,304,329
Total Trading securities	$3,673,979	$2,136,533	$5,810,512
Yield on Trading securities	2.05%	2.14%

Note 6.                                                         Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments.  The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,318	$—	$—	$1,318
Equity funds	26,912	4,996	(446)	31,462
Fixed income funds	21,437	30	(265)	21,202
Total Equity Investments (a)	$49,667	$5,026	$(711)	$53,982

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,250	$—	$—	$1,250
Equity funds	25,788	2,481	(1,674)	26,595
Fixed income funds	21,036	7	(709)	20,334
Total Equity Investments (a)	$48,074	$2,488	$(2,383)	$48,179

(a)        The intent of the grantor trusts is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income unrealized gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period	$4,210	$(260)
Less: Net (gains) losses recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$4,210	$(260)

Note 7.                                                         Available-for-Sale Securities.

As permitted by the new hedge accounting guidance (ASU 2017-12) adopted as of January 1, 2019, the FHLBNY made a one-time election and transferred $1.6 billion (amortized cost basis) of unimpaired fixed-rate GSE-issued commercial mortgage-backed securities from HTM to AFS effective January 1, 2019.  The securities were recorded as AFS with an unrealized fair value loss of $13.5 million at the date of the transfer.

The carrying value of an AFS security equals its fair value.  At March 31, 2019 and at December 31, 2018, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$386,741	$3,275	$(56)	$389,960
CMBS	12,354	15	—	12,369
Total Floating	399,095	3,290	(56)	402,329
Fixed
CMBS	1,750,731	43,616	(10,708)	1,783,639
Total Available-for-sale securities	$2,149,826	$46,906	$(10,764)	$2,185,968

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value

GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$402,540	$4,011	$—	$406,551
CMBS-Floating	15,642	23	—	15,665
Total Available-for-sale securities	$418,182	$4,034	$—	$422,216

(a)         Recorded in AOCI — Net unrealized fair value gains were $36.1 million at March 31, 2019 and $4.0 million at December 31, 2018.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At March 31, 2019 unrealized fair value losses have been aggregated by the length of time a security was in a continuous unrealized loss position.  At December 31, 2018, there was no available-for-sale debt security at a fair value below its amortized cost basis.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$13,624	$(55)	$—	$—	$13,624	$(55)
Fannie Mae-CMBS	—	—	313,926	(8,083)	313,926	(8,083)
Freddie Mac-CMO	1,137	(1)	—	—	1,137	(1)
Freddie Mac-CMBS	—	—	89,043	(2,625)	89,043	(2,625)
Total	$14,761	$(56)	$402,969	$(10,708)	$417,730	$(10,764)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due after one year through five years	$12,354	$12,369	$15,642	$15,665
Due after five year through ten years	1,750,731	1,783,639	—	—
Due after ten years	386,741	389,960	402,540	406,551
Total Available-for-sale securities	$2,149,826	$2,185,968	$418,182	$422,216

(a)         The carrying value of AFS securities equals fair value.

(b)         Amortized cost is after adjusting for net unamortized premiums of $19.4 million and net unamortized discounts of $1.5 million at March 31, 2019 and December 31, 2018.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$386,741	$389,960	$402,540	$406,551
CMBS - LIBOR	12,354	12,369	15,642	15,665
Total Floating	399,095	402,329	418,182	422,216
Fixed
CMBS	1,750,731	1,783,639	—	—

Total Mortgage-backed securities	$2,149,826	$2,185,968	$418,182	$422,216

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$71,552	$—	$71,552	$5,432	$—	$76,984
Freddie Mac	13,094	—	13,094	1,051	—	14,145
Total pools of mortgages	84,646	—	84,646	6,483	—	91,129

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,686,999	—	1,686,999	3,360	(5,694)	1,684,665
Freddie Mac	1,040,232	—	1,040,232	3,948	(2,782)	1,041,398
Ginnie Mae	10,985	—	10,985	167	—	11,152
Total CMOs/REMICs	2,738,216	—	2,738,216	7,475	(8,476)	2,737,215

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,971,448	—	1,971,448	2,866	(5,236)	1,969,078
Freddie Mac	9,540,431	—	9,540,431	102,739	(13,926)	9,629,244
Total commercial mortgage-backed securities	11,511,879	—	11,511,879	105,605	(19,162)	11,598,322

Non-GSE MBS (c)
CMOs/REMICs	5,785	(364)	5,421	268	(27)	5,662

Asset-Backed Securities (c)
Manufactured housing (insured)	32,939	—	32,939	1,405	—	34,344
Home equity loans (insured)	68,317	(5,712)	62,605	23,356	(15)	85,946
Home equity loans (uninsured)	29,393	(4,128)	25,265	5,485	(172)	30,578
Total asset-backed securities	130,649	(9,840)	120,809	30,246	(187)	150,868

Total MBS	14,471,175	(10,204)	14,460,971	150,077	(27,852)	14,583,196

Other
State and local housing finance agency obligations	1,168,000	—	1,168,000	392	(22,869)	1,145,523

Total Held-to-maturity securities	$15,639,175	$(10,204)	$15,628,971	$150,469	$(50,721)	$15,728,719

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$74,301	$—	$74,301	$4,355	$—	$78,656
Freddie Mac	13,673	—	13,673	953	—	14,626
Total pools of mortgages	87,974	—	87,974	5,308	—	93,282

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,752,909	—	1,752,909	5,057	(6,642)	1,751,324
Freddie Mac	1,079,824	—	1,079,824	4,971	(3,069)	1,081,726
Ginnie Mae	11,610	—	11,610	181	—	11,791
Total CMOs/REMICs	2,844,343	—	2,844,343	10,209	(9,711)	2,844,841

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,596,388	—	2,596,388	888	(37,525)	2,559,751
Freddie Mac	10,635,137	—	10,635,137	59,025	(65,374)	10,628,788
Total commercial mortgage-backed securities	13,231,525	—	13,231,525	59,913	(102,899)	13,188,539

Non-GSE MBS (c)
CMOs/REMICs	6,158	(380)	5,778	327	(42)	6,063

Asset-Backed Securities (c)
Manufactured housing (insured)	35,528	—	35,528	1,490	—	37,018
Home equity loans (insured)	69,583	(6,214)	63,369	24,940	(14)	88,295
Home equity loans (uninsured)	42,426	(4,467)	37,959	5,886	(472)	43,373
Total asset-backed securities	147,537	(10,681)	136,856	32,316	(486)	168,686

Total MBS	16,317,537	(11,061)	16,306,476	108,073	(113,138)	16,301,411

Other
State and local housing finance agency obligations	1,168,350	—	1,168,350	202	(24,207)	1,144,345

Total Held-to-maturity securities	$17,485,887	$(11,061)	$17,474,826	$108,275	$(137,345)	$17,445,756

(a)         Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)         Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.  As permitted by the new hedge accounting guidance, the FHLBNY elected to transfer fixed-rate GSE-issued CMBS at amortized cost basis of $1.6 billion from HTM to AFS effective as of January 1, 2019.

(c)          The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)         Amortized cost — For securities that were deemed to be OTTI, amortized cost represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.4 million at March 31, 2019 and $4.5 million at December 31, 2018, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$97,199	$(2)	$232,003	$(22,867)	$329,202	$(22,869)
MBS Investment Securities
MBS-GSE
Fannie Mae	949,274	(3,006)	1,536,615	(7,924)	2,485,889	(10,930)
Freddie Mac	2,766,937	(9,498)	1,522,234	(7,210)	4,289,171	(16,708)
Total MBS-GSE	3,716,211	(12,504)	3,058,849	(15,134)	6,775,060	(27,638)
MBS-Private-Label	2,701	(21)	11,249	(330)	13,950	(351)
Total MBS	3,718,912	(12,525)	3,070,098	(15,464)	6,789,010	(27,989)
Total	$3,816,111	$(12,527)	$3,302,101	$(38,331)	$7,118,212	$(50,858)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$304,671	$(29)	$231,022	$(24,178)	$535,693	$(24,207)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,212,164	(1,787)	2,134,166	(42,380)	3,346,330	(44,167)
Freddie Mac	3,999,726	(14,431)	3,157,646	(54,012)	7,157,372	(68,443)
Total MBS-GSE	5,211,890	(16,218)	5,291,812	(96,392)	10,503,702	(112,610)
MBS-Private-Label	4,635	(24)	23,138	(600)	27,773	(624)
Total MBS	5,216,525	(16,242)	5,314,950	(96,992)	10,531,475	(113,234)
Total	$5,521,196	$(16,271)	$5,545,972	$(121,170)	$11,067,168	$(137,441)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $22.9 million and $24.2 million at March 31, 2019 and December 31, 2018.  Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds to the “AA municipal sector”.  The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20,300	20,215	20,300	20,194
Due after five years through ten years	27,670	27,294	27,670	27,228
Due after ten years	1,120,030	1,098,014	1,120,380	1,096,923
State and local housing finance agency obligations	1,168,000	1,145,523	1,168,350	1,144,345

Mortgage-backed securities
Due in one year or less	318,755	318,707	369,989	367,636
Due after one year through five years	4,391,104	4,412,559	4,587,009	4,590,849
Due after five years through ten years	6,726,746	6,792,335	8,201,200	8,157,858
Due after ten years	3,034,570	3,059,595	3,159,339	3,185,068
Mortgage-backed securities	14,471,175	14,583,196	16,317,537	16,301,411

Total Held-to-maturity securities	$15,639,175	$15,728,719	$17,485,887	$17,445,756

(a)         Amortized cost is after adjusting for net unamortized premiums of $53.0 million and $63.7 million (net of unamortized discounts) at March 31, 2019 and December 31, 2018.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2019		December 31, 2018
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$646,245	$645,881	$680,247	$679,867
Floating	2,097,134	2,097,134	2,169,384	2,169,384
Total CMO	2,743,379	2,743,015	2,849,631	2,849,251
CMBS
Fixed	6,990,686	6,990,686	8,348,709	8,348,709
Floating	4,521,193	4,521,193	4,882,816	4,882,816
Total CMBS	11,511,879	11,511,879	13,231,525	13,231,525
Pass Thru (a)
Fixed	196,344	186,504	204,281	193,601
Floating	19,573	19,573	32,100	32,099
Total Pass Thru	215,917	206,077	236,381	225,700
Total MBS	14,471,175	14,460,971	16,317,537	16,306,476
State and local housing finance agency obligations
Fixed	6,750	6,750	6,770	6,770
Floating	1,161,250	1,161,250	1,161,580	1,161,580
Total State and local housing finance agency obligations	1,168,000	1,168,000	1,168,350	1,168,350
Total Held-to-maturity securities	$15,639,175	$15,628,971	$17,485,887	$17,474,826

(a)         Includes MBS supported by pools of mortgages.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management evaluates its investments in private-label MBS (PLMBS) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  No mortgage-backed security was impaired at March 31, 2019 or at December 31, 2018.  Based on cash flow testing, the Bank believes no material OTTI exists for the remaining investments.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at March 31, 2019, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Three months ended March 31,
	2019	2018
Beginning balance	$16,584	$22,731
Realized credit losses	—	(49)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1,142)	(1,590)
Ending balance	$15,442	$21,092

Note 9.                   Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$128	3.41%	—%	$4,282	3.35%	—%
Due in one year or less	69,910,023	2.57	70.50	68,305,214	2.52	64.79
Due after one year through two years	11,020,108	2.40	11.11	18,019,447	2.46	17.09
Due after two years through three years	6,021,224	2.46	6.07	6,471,750	2.38	6.14
Due after three years through four years	3,189,307	2.67	3.22	3,505,420	2.61	3.32
Due after four years through five years	1,855,828	2.97	1.87	2,078,462	2.97	1.97
Thereafter	7,165,745	2.55	7.23	7,049,282	2.51	6.69

Total par value	99,162,363	2.55%	100.00%	105,433,857	2.51%	100.00%
Hedge valuation basis adjustments (b)	(29,968)			(255,024)

Total	$99,132,395			$105,178,833

(a)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate advances due to changes in a designated benchmark rate.  The FHLBNY’s primary benchmark rate is LIBOR; beginning in the current year quarter, certain ASC 815 qualifying hedges were executed designating the FF/OIS index as a benchmark rate.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 23.1% and 21.1% of total advances at March 31, 2019 and December 31, 2018.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of March 31, 2019 and December 31, 2018, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$189,802	6.55%	$196,551	6.82%
Fixed long-term single-family mortgages	2,707,324	93.45	2,686,866	93.18

Total par value	2,897,126	100.00%	2,883,417	100.00%

Unamortized premiums	45,399		45,451
Unamortized discounts	(1,704)		(1,761)
Basis adjustment (b)	1,062		937

Total mortgage loans held-for-portfolio	2,941,883		2,928,044
Allowance for credit losses	(797)		(814)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,941,086		$2,927,230

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (FLA), was estimated at $35.9 million and $35.8 million at March 31, 2019 and December 31, 2018.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million for the three months ended March 31, 2019 and 2018.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which upon adoption on January 1, 2020, will require earlier recognition of credit losses.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses. This guidance is effective beginning on January 1, 2020.

The FHLBNY’s existing allowance methodology is based on current GAAP, which generally requires that a loss be incurred before it is recognized.  For more information about our allowance policies, processes and methodologies, see the most recent Form 10K filed on March 21, 2019.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2019	2018
Allowance for credit losses:
Beginning balance	$814	$992
Charge-offs	—	(64)
Recoveries	—	149
Provision (Reversal) for credit losses on mortgage loans	(17)	(380)
Ending balance	$797	$697

	March 31, 2019	December 31, 2018
Ending balance, individually evaluated for impairment	$331	$238
Ending balance, collectively evaluated for impairment	466	576
Total Allowance for credit losses	$797	$814

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	March 31, 2019	December 31, 2018
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$2,941,086	$2,927,230
Non-performing mortgage loans - Conventional (a)(b)	$8,195	$8,453
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$6,343	$5,501

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

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	March 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,055	$10,025	$—	$10,175
With a related allowance	1,424	1,403	331	1,123
Total individually measured for impairment	$11,479	$11,428	$331	$11,298

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,507	$10,443	$—	$12,681
With a related allowance	993	974	238	1,161
Total individually measured for impairment	$11,500	$11,417	$238	$13,842

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

(d)         Represents the average recorded investment for the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	March 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$229,693	$223,921	$—	$231,099
Uninsured loans	2,715,800	2,661,777	466	2,706,753
Total loans collectively measured for impairment	$2,945,493	$2,885,698	$466	$2,937,852

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$233,064	$227,268	$—	$237,144
Uninsured loans	2,697,827	2,644,732	576	2,660,060
Total loans collectively measured for impairment	$2,930,891	$2,872,000	$576	$2,897,204

(a)         Represents the average recorded investment for the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2019		December 31, 2018
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$19,981	$10,475	$17,635	$12,724
Past due 60 - 89 days	2,451	2,634	2,683	3,025
Past due 90 - 179 days	1,890	2,155	1,169	1,663
Past due 180 days or more	6,345	4,605	7,316	4,216
Total past due	30,667	19,869	28,803	21,628
Total current loans	2,696,612	209,824	2,680,524	211,436
Total mortgage loans	$2,727,279	$229,693	$2,709,327	$233,064
Other delinquency statistics:
Loans in process of foreclosure, included above	$4,736	$3,614	$5,149	$3,343
Number of foreclosures outstanding at period end	35	29	37	27
Serious delinquency rate (a)	0.31%	2.94%	0.31%	2.52%
Serious delinquent loans total used in calculation of serious delinquency rate	$8,464	$6,760	$8,525	$5,879
Past due 90 days or more and still accruing interest	$—	$6,760	$—	$5,879
Loans on non-accrual status	$8,235	$—	$8,485	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,061	$669	$7,398	$823
Modified loans under MPF® program	$1,585	$—	$1,423	$—
Real estate owned	$670		$767

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.                                                  Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	March 31, 2019	December 31, 2018
Interest-bearing deposits
Interest-bearing demand	$1,302,893	$1,002,587
Term (a)	35,500	40,000
Total interest-bearing deposits	1,338,393	1,042,587
Non-interest-bearing demand	18,085	20,050
Total deposits (b)	$1,356,478	$1,062,637

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,338,393	2.31%	$1,042,587	1.73%
Non-interest-bearing deposits	18,085		20,050
Total deposits	$1,356,478		$1,062,637

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Consolidated obligation bonds-amortized cost	$79,673,186	$83,764,337
Hedge valuation basis adjustments	304,540	238,150
Hedge basis adjustments on de-designated hedges	130,074	131,497
FVO - valuation adjustments and accrued interest	42,064	19,792

Total Consolidated obligation bonds	$80,149,864	$84,153,776

Discount notes-amortized cost	$53,028,359	$50,631,066
FVO - valuation adjustments and remaining accretion	7,418	9,172

Total Consolidated obligation discount notes	$53,035,777	$50,640,238

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2019			December 31, 2018
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$62,913,140	2.38%	78.98%	$64,893,475	2.29%	77.48%
Over one year through two years	5,403,935	2.35	6.78	7,555,545	2.38	9.02
Over two years through three years	2,232,955	2.54	2.80	2,586,325	2.48	3.09
Over three years through four years	2,123,335	2.37	2.67	2,181,750	2.39	2.60
Over four years through five years	1,547,035	2.81	1.94	1,435,235	2.73	1.71
Thereafter	5,439,700	3.44	6.83	5,105,650	3.45	6.10

Total par value	79,660,100	2.47%	100.00%	83,757,980	2.39%	100.00%

Bond premiums (b)	46,545			42,647
Bond discounts (b)	(33,459)			(36,290)
Hedge valuation basis adjustments (c)	304,540			238,150
Hedge basis adjustments on de-designated hedges (d)	130,074			131,497
FVO (e) - valuation adjustments and accrued interest	42,064			19,792

Total Consolidated obligation-bonds	$80,149,864			$84,153,776

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate (primarily LIBOR) in ASC 815 fair value hedges.

(d)         Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt, the unamortized basis is reversed to zero.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$22,777,100	28.59%	$22,745,980	27.16%
Fixed-rate, callable	5,705,000	7.16	4,966,000	5.93
Step Up, callable	275,000	0.35	880,000	1.05
Single-index floating rate	50,903,000	63.90	55,166,000	65.86

Total par value	$79,660,100	100.00%	$83,757,980	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are Consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Par value	$53,173,357	$50,805,481
Amortized cost	$53,028,359	$50,631,066
FVO (a) - valuation adjustments and remaining accretion	7,418	9,172
Total discount notes	$53,035,777	$50,640,238
Weighted average interest rate	2.41%	2.34%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 13.                                                  Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.  For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 21, 2019.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2019	2018
Beginning balance	$161,718	$131,654
Additions from current period’s assessments	14,993	14,062
Net disbursements for grants and programs	(15,582)	(8,460)
Ending balance	$161,129	$137,256

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.                                                  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure.  To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY.  A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan.  FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share.  It is not publicly traded.  An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.  The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice.  The FHLBNY’s Class B capital stock issued and outstanding was $5.7 billion at March 31, 2019 and $6.1 billion at December 31, 2018.

Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates.  (See Statements of Capital):

•                  Membership stock is issued to meet membership stock purchase requirements.  The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  Effective August 1, 2017, the FHLBNY reduced the capital stock purchase requirement for membership from 15.0 basis points to 12.5 basis points.  In addition, notwithstanding this requirement, the FHLBNY introduced a $100 million cap on membership stock per member effective January 1, 2019.

•                  Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.  The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount.  Excess activity-based capital stock is repurchased daily.

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The capital plan does not provide for the issuance of Class A capital stock.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  Second, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio; and third, the FHLBNY will maintain at least a 5.0% leverage ratio at all times.  The FHFA’s regulatory leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2019		December 31, 2018
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$812,500	$7,404,515	$797,783	$7,765,726
Total capital-to-asset ratio	4.00%	5.20%	4.00%	5.38%
Total capital (b)	$5,702,995	$7,404,515	$5,775,256	$7,765,726
Leverage ratio	5.00%	7.79%	5.00%	8.07%
Leverage capital (c )	$7,128,744	$11,106,774	$7,219,070	$11,648,589

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

	March 31, 2019	December 31, 2018
Redemption less than one year	$228	$229
Redemption from one year to less than three years	1,065	1,068
Redemption from three years to less than five years	422	425
Redemption from five years or greater	4,040	4,123

Total	$5,755	$5,845

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2019	2018
Beginning balance	$5,845	$19,945
Capital stock subject to mandatory redemption reclassified from equity	112	124
Redemption of mandatorily redeemable capital stock (a)	(202)	(1,305)
Ending balance	$5,755	$18,764
Accrued interest payable (b)	$99	$308

(a)               Redemption includes repayment of excess stock.

(b)              The annualized accrual rate was 6.90% for the three months ended March 31, 2019 and 6.50% for the three months ended March 31, 2018.  Accrual rates are based on estimated dividend rates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $618.2 million and $591.3 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2019 and December 31, 2018.

Note 15.                                                  Earnings Per Share of Capital.

The FHLBNY has a single class of capital stock, and earnings per share computation is for the Class B capital stock.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2019	2018
Net income	$134,838	$126,225
Net income available to stockholders	$134,838	$126,225
Weighted average shares of capital	55,951	65,718
Less: Mandatorily redeemable capital stock	(58)	(192)
Average number of shares of capital used to calculate earnings per share	55,893	65,526
Basic earnings per share	$2.41	$1.93

Note 16.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all FHLBNY officers and employees.  The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The FHLBNY offers two non-qualified Benefit Equalization Plans, which are retirement plans.  The two plans restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The non-qualified BEP that restores benefits to participant’s Defined Contribution Plan was introduced and became effective at January 1, 2017.  The two non-qualified Benefit Equalization Plans (BEP) are unfunded.  For more information about employee retirement plans, see Note 16. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 21, 2019.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2019	2018
Defined Benefit Plan	$2,494	$1,875
Benefit Equalization Plans (defined benefit and defined contribution)	1,932	1,684
Defined Contribution Plans	661	642
Postretirement Health Benefit Plan	83	(80)
Total retirement plan expenses	$5,170	$4,121

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Service cost	$316	$274
Interest cost	636	539
Amortization of unrecognized net loss	720	886
Net periodic benefit cost -Defined Benefit BEP	1,672	1,699
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	260	(15)
Total	$1,932	$1,684

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2019	2018

Service cost (benefits attributed to service during the period)	$21	$27
Interest cost on accumulated postretirement health benefit obligation	127	142
Amortization of loss/(gain)	—	191
Amortization of prior service (credit)/cost	(65)	(440)
Net periodic postretirement health benefit (income) (a)	$83	$(80)

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 17.                                                  Derivatives and Hedging Activities.

The FHLBNY, consistent with the Finance Agency’s regulations, may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its interest rate exposure inherent in otherwise unhedged assets and funding positions.  We are not a derivatives dealer and do not trade derivatives for short-term profit.

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serve as a basis for calculating periodic interest payments or cash flows.  Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (derivatives) in a gain position if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (OTC) derivatives.

The majority of OTC derivative contracts at March 31, 2019 and December 31, 2018 were cleared derivatives, which are contracts transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (DCOs) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (FCM) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

The FHLBNY also transacts derivative contracts that are executed and settled bilaterally with counterparties, rather than settling the transaction with a DCO.  Such bilateral derivative transactions are not clearable as the structures have not yet been mandated for clearing under the Dodd-Frank Act, typically because the transactions are complex and their ongoing pricing and settlement mechanisms have not yet been operationalized by the DCOs.

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments
	March 31, 2019	December 31, 2018
Interest rate contracts
Interest rate swaps	$104,853,705	$105,280,821
Interest rate caps	803,000	803,000
Mortgage delivery commitments	20,062	12,682
Total interest rate contracts notionals	$105,676,767	$106,096,503

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Risk Due to Non-performance by Counterparties

Derivative transactions are customarily documented by the FHLBNY under industry standard master netting agreements, which provide that following an event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party.  Obligations under master netting agreements are customarily secured by collateral posted under an industry standard credit support annex to the master netting agreements.  The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing.  Based on the analysis of the rules, and legal analysis obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Information pertaining to FHLBNY’s derivative activities, based on notional amounts, is presented in the table below.  Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of FHLBNY’s exposure to derivative transactions.  Rather, FHLBNY’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions.

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — Nettable.  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.   The table also presents security collateral, which are not permitted to be offset, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained (in thousands):

	March 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$223,913	$206,051	$246,765	$162,650
Cleared derivatives	357,567	333,409	296,677	305,918
Total gross recognized amount	581,480	539,460	543,442	468,568
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(99,758)	(193,158)	(134,413)	(142,097)
Cleared derivatives	(326,967)	(333,409)	(295,324)	(295,324)
Total gross amounts of netting adjustments and cash collateral	(426,725)	(526,567)	(429,737)	(437,421)
Net amounts after offsetting adjustments and cash collateral	$154,755	$12,893	$113,705	$31,147
Uncleared derivatives	$124,155	$12,893	$112,352	$20,553
Cleared derivatives	30,600	—	1,353	10,594
Total net amounts after offsetting adjustments and cash collateral	$154,755	$12,893	$113,705	$31,147
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$85	$5	$57	$—
Total derivative assets and total derivative liabilities
Uncleared derivatives	124,240	12,898	112,409	20,553
Cleared derivatives	30,600	—	1,353	10,594
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$154,840	$12,898	$113,762	$31,147

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$220,347	$—	$239,813	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(105,517)	—	(102,682)	—
Total net amount of non-cash collateral received or repledged	$114,830	$—	$137,131	$—
Total net exposure cash and non-cash (e)	$269,670	$12,898	$250,893	$31,147
Net unsecured amount - Represented by:
Uncleared derivatives	$18,723	$12,898	$9,727	$20,553
Cleared derivatives	250,947	—	241,166	10,594
Total net exposure cash and non-cash (e)	$269,670	$12,898	$250,893	$31,147

(a)         Not nettables derivative instruments are without legal right of offset, and primarily represented synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables; net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments.

(b)         Amounts represented Derivative assets and liabilities that were recorded in the Statements of Conditions.  Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

(c)          Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral.  Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary.  For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.

(d)         Amounts represented securities pledged to Derivative Clearing Organization to fulfill our initial margin obligations on cleared derivatives.  Securities pledged may be sold or repledged if the FHLBNY defaults on our obligations under rules established by the CFTC.

(e)          Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY.  Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$55,190,350	$411,677	$374,492
Total derivatives in hedging relationships under ASC 815	55,190,350	411,677	374,492

Derivatives not designated as hedging instruments
Interest rate swaps	48,897,355	156,688	154,165
Interest rate caps	803,000	297	—
Mortgage delivery commitments	20,062	85	5
Other (b)	766,000	12,818	10,803
Total derivatives not designated as hedging instruments	50,486,417	169,888	164,973

Total derivatives before netting and collateral adjustments	$105,676,767	581,565	539,465
Netting adjustments		(392,215)	(392,215)
Cash Collateral and related accrued interest		(34,510)	(134,352)
Total netting adjustments and cash collateral		(426,725)	(526,567)
Total derivative assets and total derivative liabilities		$154,840	$12,898
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$220,347
Security collateral received from counterparty (c)		(105,517)
Net security		114,830
Net exposure		$269,670

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$60,701,776	$390,670	$314,448
Total derivatives in hedging relationships under ASC 815	60,701,776	390,670	314,448

Derivatives not designated as hedging instruments
Interest rate swaps	43,913,045	145,726	144,190
Interest rate caps	803,000	644	—
Mortgage delivery commitments	12,682	57	—
Other (b)	666,000	6,402	9,930
Total derivatives not designated as hedging instruments	45,394,727	152,829	154,120

Total derivatives before netting and collateral adjustments	$106,096,503	543,499	468,568
Netting adjustments		(372,917)	(372,917)
Cash Collateral and related accrued interest		(56,820)	(64,504)
Total netting adjustments and cash collateral		(429,737)	(437,421)
Total derivative assets and total derivative liabilities		$113,762	$31,147
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$239,813
Security collateral received from counterparty (c)		(102,682)
Net security		137,131
Net exposure		$250,893

(a)         All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.

(b)         The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the member.

(c)          Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging.  As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.  Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.

In 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815), with the primary objective of simplifying and improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  We adopted the guidance effective January 1, 2019, and adoption primarily impacted the FHLBNY’s accounting for derivatives designated as cash flow hedges and fair value hedges.

We adopted the ASU and the reporting and disclosure requirements prospectively.  The new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item in the Statements of income.  Prior period comparative financial information was not reclassified to conform to current presentation.  Certain post-adoption quantitative tabular disclosures required under ASU 2017-12 have been expanded to include the comparative period (see tables below).  We believe that the use of post-adoption tabular disclosures to include comparative information is not akin to the adoption of the ASU on a retrospective basis, since it only affects the manner in which previously recorded amounts are disclosed.

The FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which adds the OIS rate based on SOFR as an approved U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The other interest rates in the United States that are eligible benchmarks under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  The FHLBNY’s primary benchmark is LIBOR, and the Fed funds indexed rate is an alternative benchmark.  The SOFR rate is expected to be implemented in the fourth quarter of 2019.

Typically, we execute derivatives under three hedging strategies — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”).  Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges.  To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge in which hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. The hedging relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge.  The effectiveness of these hedging relationships is evaluated at hedge inception and on an ongoing basis both on a retrospective and prospective basis.

Fair Value Hedges.

Hedging of Benchmark interest Rate Risk — The FHLBNY’s fair value hedges are primarily hedges of fixed-rate Consolidated obligation bonds and fixed-rate advances, and beginning in 2019 we have executed fair value hedges of available-for-sale securities.  For qualifying fair value hedges of interest rate risk, the changes in the fair value of the derivative and the changes in the fair value of the hedged item attributable to the hedged risk, either total cash flows or benchmark only cash flows, are presented within Interest income or Interest expense based on whether the hedged item is an asset or a liability.  Prior to the adoption of ASU 2017-12, changes to the fair value of the derivative and the qualifying hedged item were presented in Other income (loss), a line item below the Net interest income line in the Statements of income.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The two principal fair value hedging activities are summarized below:

•                  Consolidated Obligations — The FHLBNY may manage the risk arising from changing market prices and volatility of a Consolidated obligation debt by matching the cash inflows on the derivative with the cash outflow on the Consolidated obligation debt and may include early termination features or options.  In general, whenever we issue a longer-term fixed-rate debt, or a fixed-rate debt with call or put or other embedded options, we will simultaneously execute a derivative transaction, generally an interest rate swap, with terms that offset the terms of the fixed-rate debt, or terms of the debt with embedded put or call options or other options.  When a fixed-rate debt is hedged, the combination of the fixed-rate debt and the derivative transaction effectively creates a variable rate liability, indexed to a benchmark interest rate.

•                  Advances — We offer a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  We may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of its funding liabilities.  In general, whenever a member executes a longer term fixed-rate advance, or a fixed-rate advance with call or put or other embedded options, we will simultaneously execute a derivative transaction, generally an interest rate swap, with terms that offset the terms of the fixed-rate advance, or terms of the advance with embedded put or call options or other options.  When a fixed-rate advance is hedged, the combination of the fixed-rate advance and the derivative transaction effectively creates a variable rate asset, indexed to a benchmark interest rate.

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended March 31,
	2019		2018
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(161,584)	$—	$—	$188,176

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$160,272	$—	$—	$(186,568)

Gains/(losses) represent changes in fair values of derivatives and hedged items due to changes in the designated benchmark interest rates.  Gains and losses on ASC 815 hedges are recorded in the same line in the Statements of income as the hedged assets and hedged liabilities.  Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged items were recorded in Other income (loss).

Cumulative Basis Adjustment

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in the hedged risk.  The hedge basis adjustment, whether arising from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2019 and December 31, 2018, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges.  The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statement of condition (in thousands):

	March 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged Advances	$42,762,489	$(30,356)	$—
Hedged Debt securities - AFS	131,304	(1,893)	—
De-designated Advances (b)	—	—	388
	$42,893,793	$(32,249)	$388

Liabilities:
Hedged Consolidated obligation bonds	$9,484,315	$304,540	$—
De-designated Consolidated obligation bonds (b)	—	—	130,074
	$9,484,315	$304,540	$130,074

	December 31, 2018
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged Advances	$45,904,804	$(255,426)	$—
De-designated Advances (b)	—	—	402
	$45,904,804	$(255,426)	$402
Liabilities:
Hedged Consolidated obligation bonds	$11,664,558	$238,150	$—
De-designated Consolidated obligation bonds (b)	—	—	131,497
	$11,664,558	$238,150	$131,497

(a)   Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis.

(b)   Carrying amounts of de-designated advances were not material.  Carrying amount of CO bonds that were de-designated was $300 million.  The carrying amounts of de-designated hedged items were not included in the carrying amounts of hedged assets/liabilities as the items were no longer hedged.  Fair value hedging adjustments will remain until the items are derecognized from the balance sheet.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

FHLBNY hedges the variability of forecasted cash flows associated primarily with forecasted transactions.  Variable cash flows from forecasted liabilities are synthetically converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps.  Prior to the adoption of ASU 2017-12, ASC 815 required the risk being hedged as the risk of overall variability in the hedged cash flows due to changes in the benchmark rate.  With the adoption of ASU 2017-12, the FHLBNY may hedge the variability from changes in a contractually specified rate and recognizes the entire change in fair value of the cash flow hedging instruments in Accumulated other comprehensive income (loss) AOCI.  Prior to the adoption of ASU 2017-12, to the extent that these derivatives were not fully effective, changes in their fair values in excess of changes in the value of the hedged transactions were immediately included in Other income (loss). With the adoption of ASU 2017-12, such amounts are no longer required to be immediately recognized in income, but instead the full change in the value of the hedging instrument is required to be recorded in AOCI, and then recognized in earnings in the same period that the cash flows impact earnings.

For hedges of forecasted debt issuance, changes in fair value of interest rate swap will remain in AOCI and will be included in the earnings of future periods when the forecasted hedged cash flows impact earnings.  However, if it becomes probable that some or all of the hedged forecasted transactions will not occur, any amounts that remain in AOCI related to these transactions must be immediately reflected in Other income (loss).

The two principal cash flow hedging activities for the FHLBNY are summarized below:

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

•                  Cash flow hedges of “Rolling Issuance of Discount Notes” — The FHLBNY executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, we issue a series of discount notes with 91-day terms over periods typically up to 10-15 years.  We will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable-rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The fair values of the interest rate swaps are recorded in AOCI.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended March 31, 2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(23)	$—	$(42,714)	$(42,691)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended March 31, 2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(35)	$(95)	$(54,808)	$(54,773)

(a)         Primarily consists of benchmark interest rate swaps indexed to LIBOR.  Post January 1, 2019, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.

(b)         Amounts represent amortization of losses related to closed cash flow hedges that were reclassified during the period to interest expense as a yield adjustment.

(c)          Amount represents the ineffectiveness recorded in the prior year quarter.  Prior to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) was reclassified from AOCI to Other income (loss).

(d)         Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the three months ended March 31, 2019 and 2018, losses reclassified from AOCI to interest expense as yield adjustments were $23 thousand and $35 thousand.  Amounts represented amortization of unrecognized cumulative basis adjustments from previously closed contracts of anticipatory hedges of debt.  It is expected that over the next 12 months, $0.2 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.  There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges.  Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

Economic Hedges

FHLBNY often uses economic hedges when hedge accounting would be too complex or operationally burdensome. End-user derivatives that are economic hedges are carried at fair value, with changes in value included in Other income (loss), a line item, which is below Net interest income.  For hedges that either do not meet the ASC 815 hedging criteria or for which management decides not to apply ASC 815 hedge accounting, the derivative is recorded at fair value on the balance sheet with the associated changes in fair value recorded in earnings, while the “hedged” instrument continues to be carried at amortized cost.  Therefore, current earnings are affected by the interest rate shifts and other factors that cause a change in the swap’s value, but for which no offsetting change in value is recorded on the hedged instrument.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

The FHLBNY may alternatively elect to account for instruments at fair value under the fair value option.  Once the irrevocable election is made upon issuance of the debt or liability, the full change in fair value of the debt is reported in earnings.  If the instrument is in an economic hedge, changes in fair value of the related interest rate swap are also reflected in earnings, which provides a natural offset to the debt’s fair value change.  To the extent that the two amounts differ because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is automatically captured in current earnings.  Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one- to four-family mortgage loans.

Gains and losses on economic hedges are presented below (in thousands):

	Gains (losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended March 31,
	2019	2018
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges (a)	$(12,135)	$(21,437)
Caps	(342)	1,308
Mortgage delivery commitments	197	(184)
Total Gains (losses) on derivatives in economic hedges	$(12,280)	$(20,313)

(a)   Interest rate contracts primarily consisted of swaps hedging basis risk of floating-rate CO bonds that were indexed to other than the 3-month LIBOR benchmark, and interest rate swaps hedging the fair value volatility of U.S. Treasury fixed-rate securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.                                                  Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2019
		Estimated Fair Value				Netting
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Adjustment and Cash Collateral
Assets
Cash and due from banks	$82,894	$82,894	$82,894	$—	$—	$—
Securities purchased under agreements to resell	5,590,000	5,590,032	—	5,590,032	—	—
Federal funds sold	9,137,000	9,137,059	—	9,137,059	—	—
Trading securities	7,210,635	7,210,635	7,117,300	93,335	—	—
Equity Investments	53,982	53,982	53,982	—	—	—
Available-for-sale securities	2,185,968	2,185,968	—	2,185,968	—	—
Held-to-maturity securities	15,628,971	15,728,719	—	14,426,666	1,302,053	—
Advances	99,132,395	99,186,887	—	99,186,887	—	—
Mortgage loans held-for-portfolio, net	2,941,086	2,915,349	—	2,915,349	—	—
Accrued interest receivable	327,548	327,548	—	327,548	—	—
Derivative assets	154,840	154,840	—	581,565	—	(426,725)
Other financial assets	670	670	—	—	670	—

Liabilities
Deposits	1,356,478	1,356,486	—	1,356,486	—	—
Consolidated obligations
Bonds	80,149,864	80,087,738	—	80,087,738	—	—
Discount notes	53,035,777	53,035,474	—	53,035,474	—	—
Mandatorily redeemable capital stock	5,755	5,755	5,755	—	—	—
Accrued interest payable	213,581	213,581	—	213,581	—	—
Derivative liabilities	12,898	12,898	—	539,465	—	(526,567)
Other financial liabilities	80,330	80,330	80,330	—	—	—

	December 31, 2018
		Estimated Fair Value				Netting
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Adjustment and Cash Collateral
Assets
Cash and due from banks	$85,406	$85,406	$85,406	$—	$—	$—
Securities purchased under agreements to resell	4,095,000	4,095,150	—	4,095,150	—	—
Federal funds sold	7,640,000	7,639,998	—	7,639,998	—	—
Trading securities	5,810,512	5,810,512	5,304,329	506,183	—	—
Equity Investments	48,179	48,179	48,179	—	—	—
Available-for-sale securities	422,216	422,216	—	422,216	—	—
Held-to-maturity securities	17,474,826	17,445,756	—	16,126,662	1,319,094	—
Advances	105,178,833	105,137,214	—	105,137,214	—	—
Mortgage loans held-for-portfolio, net	2,927,230	2,852,611	—	2,852,611	—	—
Loans to other FHLBanks	250,000	250,000	—	250,000	—	—
Accrued interest receivable	275,256	275,256	—	275,256	—	—
Derivative assets	113,762	113,762	—	543,499	—	(429,737)
Other financial assets	767	767	—	—	767	—

Liabilities
Deposits	1,062,637	1,062,625	—	1,062,625	—	—
Consolidated obligations
Bonds	84,153,776	83,912,990	—	83,912,990	—	—
Discount notes	50,640,238	50,638,448	—	50,638,448	—	—
Mandatorily redeemable capital stock	5,845	5,845	5,845	—	—	—
Accrued interest payable	223,570	223,570	—	223,570	—	—
Derivative liabilities	31,147	31,147	—	468,568	—	(437,421)
Other financial liabilities	86,095	86,095	86,095	—	—	—

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Hierarchy

The FHLBNY records trading securities, equity investments, available-for-sale securities, derivative instruments, and Consolidated obligations and advances elected under the FVO at fair values on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down and recorded at their fair values; and, when mortgage loans held-for-portfolio are written down or are foreclosed as Other real estate owned (REO or OREO), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.  The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2019 and December 31, 2018.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the three pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, each price must fall within 7 points of the median price for residential PLMBS (when PLMBS is determined to be OTTI) and within 3 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

When a PLMBS is deemed to be OTTI, it is recorded at fair value.  The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At March 31, 2019 and December 31, 2018, no held-to-maturity private-label MBS was deemed OTTI.

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

Advances elected under the FVO — When the FHLBNY elects the FVO designation for certain advances, the advances are recorded at their fair values in the Statements of Condition.  The fair values are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) Consolidated obligation debt curve (CO Curve), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models.  Inputs are based on the cost of comparable term debt.  The FHLBNY’s internal valuation models use standard valuation techniques and estimate fair values based on the following inputs:

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2019 and December 31, 2018.

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

•                              Prepayment assumption (if applicable).

•                              Federal funds curve (FFF/OIS curve).

Mortgage delivery commitments (considered a derivative) — TBA security prices are adjusted for differences in coupon, average loan rate and seasoning.  The FHLBNY incorporates the overnight indexed swap (FF/OIS) curves as fair value measurement inputs for the valuation of its derivatives, as the FF/OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant FF/OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The FF/OIS curve is an input to the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Management considers the federal funds curve to be a Level 2 input.  The FHLBNY’s valuation model utilizes industry standard OIS methodology.  The model generates forecasted cash flows using the FF/OIS calibrated 3-month LIBOR curve.  The model then discounts the cash flows by the FF/OIS curve to generate fair values.

Credit risk and credit valuation adjustments

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2019 and December 31, 2018, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$89,941	$—	$89,941	$—	$—
Corporate notes	3,394	—	3,394	—	—
U.S. Treasury securities	7,117,300	7,117,300	—	—	—
Equity Investments	53,982	53,982	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	2,185,968	—	2,185,968	—	—
Derivative assets (a)
Interest-rate derivatives	154,755	—	581,480	—	(426,725)
Mortgage delivery commitments	85	—	85	—	—

Total recurring fair value measurement - assets	$9,605,425	$7,171,282	$2,860,868	$—	$(426,725)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	(994,773)	—	(994,773)	—	—
Bonds (to the extent FVO is elected) (b)	(7,367,064)	—	(7,367,064)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(12,893)	—	(539,460)	—	526,567
Mortgage delivery commitments	(5)	—	(5)	—	—

Total recurring fair value measurement - liabilities	$(8,374,735)	$—	$(8,901,302)	$—	$526,567

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$502,849	$—	$502,849	$—	$—
Corporate notes	3,334	—	3,334	—	—
U.S. Treasury securities	5,304,329	5,304,329	—	—	—
Equity Investments	48,179	48,179	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	422,216	—	422,216	—	—
Derivative assets (a)
Interest-rate derivatives	113,705	—	543,442	—	(429,737)
Mortgage delivery commitments	57	—	57	—	—

Total recurring fair value measurement - assets	$6,394,669	$5,352,508	$1,471,898	$—	$(429,737)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	(3,180,086)	—	(3,180,086)	—	—
Bonds (to the extent FVO is elected) (b)	(5,159,792)	—	(5,159,792)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(31,147)	—	(468,568)	—	437,421

Total recurring fair value measurement - liabilities	$(8,371,025)	$—	$(8,808,446)	$—	$437,421

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended March 31, 2019
	Fair Value	Level 1	Level 2	Level 3

Real estate owned	$173	$—	$—	$173

	During the period ended December 31, 2018
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$741	$—	$741	$—
Real estate owned	795	—	—	795
Total non-recurring assets at fair value	$1,536	$—	$741	$795

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended March 31, 2019 and December 31, 2018, and reported fair values were not as of the period end dates.

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

From time to time, the FHLBNY will elect the FVO for advances and Consolidated obligations on an instrument-by-instrument basis with changes in fair value reported in earnings.  Customarily, the election is made when either the instruments do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements; the objective is primarily to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  We may also elect advances under the FVO when analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.  The FVO election is made at inception of the contracts for advances and debt obligations.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

As with all advances, advances elected under the FVO are also fully collateralized through their terms to maturity.  We consider our Consolidated obligation debt as high credit-quality, highly-rated instruments, and changes in fair values are generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months, and no adverse changes have been observed in their credit characteristics.

No advances elected under the FVO were outstanding in the three months ended March 31, 2019.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(3,220,000)	—
Maturities and terminations	1,035,000	2,183,559
Net gains (losses) on financial instruments held under fair value option	(58)	(406)
Change in accrued interest/unaccreted balance	(22,214)	2,160

Balance, end of the period	$(7,367,064)	$(994,773)

	December 31, 2018
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	—	(5,225,000)	(4,735,290)
Maturities and terminations	(2,200,000)	1,215,000	3,873,993
Net gains (losses) on financial instruments held under fair value option	(590)	681	118
Change in accrued interest/unaccreted balance	(5,034)	(19,399)	(6,286)

Balance, end of the period	$—	$(5,159,792)	$(3,180,086)

	March 31, 2018
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	—	(115,000)	(1,564,375)
Maturities and terminations	(1,450,000)	1,115,000	2,309,618
Net gains (losses) on financial instruments held under fair value option	217	(1)	(269)
Change in accrued interest/unaccreted balance	(4,273)	1,354	1,619

Balance, end of the period	$751,568	$(129,721)	$(1,566,028)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$4,631	$217	$4,848

	Three months ended
	March 31, 2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(33,481)	$(58)	$(33,539)
Consolidated obligation discount notes	(17,281)	(406)	(17,687)

	$(50,762)	$(464)	$(51,226)

	Three months ended
	March 31, 2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(3,558)	$(1)	$(3,559)
Consolidated obligation discount notes	(6,587)	(269)	(6,856)

	$(10,145)	$(270)	$(10,415)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$7,325,000	$7,367,064	$42,064
Consolidated obligation discount notes (c)	987,355	994,773	7,418
	$8,312,355	$8,361,837	$49,482

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (c)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

	March 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$750,000	$751,568	$1,568

Consolidated obligation bonds (b)	$130,000	$129,721	$(279)
Consolidated obligation discount notes (c)	1,564,375	1,566,028	1,653
	$1,694,375	$1,695,749	$1,374

(a)         Advances — No advances elected under the FVO were outstanding at March 31, 2019 and December 31, 2018.  From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis on advances that were primarily short- and intermediate-term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of March 31, 2019 and December 31, 2018.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $20.1 million and $12.7 million of mortgage loans at March 31, 2019 and December 31, 2018.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

Derivative contracts

•                  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organizations or DCOs, would enter into margin agreements.  The fair values of open derivative contracts are settled on a daily basis by the exchange of variation margin, which is not considered as collateral, rather as the settlement value of the derivative contract.  The FHLBNY posts initial margin to DCOs and the initial margin is considered as collateral.

•                  When the FHLBNY executes derivatives that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.

On bilateral derivatives, the FHLBNY had posted $127.9 million and $64.5 million in cash to derivative counterparties at March 31, 2019 and December 31, 2018.  In addition, for cleared derivatives, the FHLBNY had pledged $220.3 million of marketable securities and posted $6.4 million in cash to fulfill our obligation to pledge initial margin as collateral.  At December 31, 2018, we had pledged $239.8 million of marketable securities to Derivative Clearing Organizations.  Further information is provided in Note 17.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged $4.4 million and $4.5 million of mortgage-backed securities to the FDIC to collateralize deposit placed by the FDIC at March 31, 2019 and December 31, 2018.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $1.7 million at March 31, 2019 and 2018.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at a cost estimated to be $1.4 million.  Components of the offsite agreement are generally renewable up to three years.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies as of March 31, 2019 (in thousands):

	March 31, 2019
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$62,913,140	$7,636,890	$3,670,370	$5,439,700	$79,660,100
Consolidated obligation discount notes at par	53,173,357	—	—	—	53,173,357
Mandatorily redeemable capital stock (a)	228	1,065	422	4,040	5,755
Premises (lease obligations) (b)	5,839	13,769	14,409	70,554	104,571
Remote backup site	1,264	130	—	—	1,394
Other liabilities (c)	105,160	9,819	7,922	58,863	181,764

Total contractual obligations	116,198,988	7,661,673	3,693,123	5,573,157	133,126,941
Other commitments
Standby letters of credit (d)	19,901,140	130,215	6,597	—	20,037,952
Consolidated obligation bonds/discount notes traded not settled	2,948,725	—	—	—	2,948,725
Commitments to fund additional advances	210,000	—	—	—	210,000
Commitments to fund pension	9,321	—	—	—	9,321
Open delivery commitments (MPF)	20,062	—	—	—	20,062

Total other commitments	23,089,248	130,215	6,597	—	23,226,060

Total obligations and commitments	$139,288,236	$7,791,888	$3,699,720	$5,573,157	$156,353,001

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

(b)         In the fourth quarter of 2018, a long-term lease was executed for our New Jersey operating space.  The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  Upon adoption, the lease obligations were recorded in the Statements of Condition.  Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments.  Immaterial amounts of equipment and other leases have been excluded in the table above.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Operating Lease commitments

Effective January 1, 2019, the FHLBNY adopted new guidance under ASU 2016-02, Leases (Topic 842) that requires lessees to recognize on the balance sheets all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.  Accordingly, the FHLBNY recognized operating lease liabilities of $83.1 million and ROU assets of $70.5 million at March 31, 2019.  The adoption of the new lease guidance did not have a material impact on the FHLBNY’s Statements of income.  The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future net minimum rental payments/receivables or to the net rental expense when compared to December 31, 2018.

At March 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises.  These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments.  Operating leases also include backup datacenters and certain office equipment.  Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term.  ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received.  Rental expense associated with operating leases is recognized on a straight-line basis over the lease term.  Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income.  ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

March 31, 2019
Operating Leases (a)
Right-of-use assets	$70,450
Lease Liabilities	$83,094

Three months ended March 31, 2019
Operating Lease Expense	$1,817
Operating cash flows - Cash Paid	$1,533

Weighted Average Discount Rate	3.35%
Weighted Average Remaining Lease Term	13.95 Years

	Remaining maturities through
Operating lease liabilities	March 31, 2019	December 31, 2018
Remainder of 2019	$5,155	$6,687
2020	6,927	6,927
2021	6,860	6,860
2022	6,949	6,949
2023	7,282	7,282
Thereafter	72,036	72,036
Total undiscounted lease payments	105,209	$106,741
Imputed interest	(22,115)
Total operating lease liabilities	$83,094

(a)         We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2019 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2019 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $8.4 million and $8.6 million at March 31, 2019 and December 31, 2018.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million for the three months ended March 31, 2019, compared to $0.7 million for the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At March 31, 2019 and December 31, 2018, outstanding notional amounts were $383.0 million and $333.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2019 and December 31, 2018 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2019 and 2018, overnight loans extended to other FHLBanks averaged $8.3 million and $2.2 million.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended March 31, 2019, the FHLBNY borrowed a total of $750 million in overnight loans from other FHLBanks.  The borrowings averaged $5.6 million on a 3-month basis.  Interest expense was immaterial.  There were no borrowings from other FHLBanks in the three months ended March 31, 2018.

Cash and Due from Banks

During the three months ended March 31, 2019 and 2018, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at March 31, 2019 and December 31, 2018 and transactions for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	March 31, 2019	December 31, 2018
	Related	Related
Assets
Advances	$99,132,395	$105,178,833
Loans to other FHLBanks	—	250,000
Accrued interest receivable	224,612	202,404

Liabilities and capital
Deposits	$1,356,478	$1,062,637
Mandatorily redeemable capital stock	5,755	5,845
Accrued interest payable	359	373
Affordable Housing Program (a)	161,129	161,718
Other liabilities (b)	80,330	86,095

Capital	$7,374,538	$7,746,622

(a)         Represents funds not yet allocated or disbursed to AHP programs.

(b)         Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2019	2018
	Related	Related
Interest income
Advances	$691,896	$546,460
Interest-bearing deposits	1	1
Loans to other FHLBanks	50	7

Interest expense
Deposits	$5,965	$3,505
Mandatorily redeemable capital stock	100	333
Cash collateral held and other borrowings	50	—

Service fees and other	$4,131	$3,339

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at March 31, 2019, December 31, 2018 and March 31, 2018 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2019
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$23,825,000	24.03%	$133,918	28.84%
Metropolitan Life Insurance Company	New York	NY	14,245,000	14.37	95,236	20.51
New York Community Bank (b)	Westbury	NY	11,803,661	11.90	64,525	13.90
Signature Bank	New York	NY	5,177,364	5.22	33,098	7.13
Investors Bank (b)	Short Hills	NJ	4,894,587	4.94	28,205	6.07
AXA Equitable Life Insurance Company	New York	NY	3,990,415	4.02	24,943	5.37
New York Life Insurance Company	New York	NY	3,500,000	3.53	21,993	4.74
Sterling National Bank	Montebello	NY	3,258,000	3.29	24,259	5.22
Valley National Bank (b)	Wayne	NJ	2,817,000	2.84	19,859	4.28
HSBC Bank USA, National Association (c)	Mc Lean	VA	2,000,000	2.02	18,299	3.94
Total			$75,511,027	76.16%	$464,335	100.00%

(a)         Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)         At March 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

(b)         At March 31, 2018, officer of member bank also served on the Board of Directors of the FHLBNY.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in Part I, Item 1A. Risk Factors in the Bank’s most recent Form 10-K filed on March 21, 2019, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	65 - 66
1.1	Financial Condition	67
2.1 - 2.6	Advances	70 -73
3.1 - 3.8	Investments	74 - 78
4.1 - 4.3	Mortgage Loans	79 - 80
5.1 - 5.9	Consolidated Obligations	81 - 85
6.1 - 6.4	Capital	85 - 87
7.1	Derivatives	88
8.1 - 8.3	Liquidity	89 - 90
8.4	Short-Term Debt	91
9.1 - 9.13	Results of Operations	92 - 104
10.1	Assessments	104

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-K.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 21, 2019.

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

Financial Performance — 2019 First Quarter compared to 2018 First Quarter

Net income — Our Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for our Affordable Housing Program.  Net income for the current year period was $134.8 million, an increase of $8.6 million, or 6.8%, from net income of $126.2 million for the prior year period.  Net interest income, a key measure of our earnings declined in the current period.  Net interest income was $177.2 million, a decrease of $15.8 million, or 8.2% from the same period in the prior year.  Other income (loss) reported a gain of $13.2 million, compared to a loss of $18.6 million in the same period in the prior year, the favorable change driven primarily by marked-to-market gains on investments recorded at fair value through earnings.  Other expenses, which is comprised primarily of operating expenses and expenses for compensation and benefits, were $40.6 million in the current year period, compared to $34.5 million in the prior year period.  Assessments towards our obligations for Affordable Housing Program were $15.0 million in the current year period, compared to $14.1 million in the prior year period.

Net interest income — Net interest income decreased by $15.8 million as a result of net interest margin contraction, driven by a number of factors.  Increased investments in fixed-rate U.S. treasury securities that yielded relatively lower margins in a rising rate environment; the decline in average earning assets, specifically advances, and tighter (unfavorable) funding spreads to LIBOR, our primary benchmark rate.  These factors resulted in compression of the Net interest spread in the current year period, which declined period-over-period by 3 basis points to 38 basis points.

Other income (loss) — Other income (loss) reported a gain of $13.2 million, compared to a loss of $18.6 million in the same period in the prior year.  Derivative and hedging activities reported a net loss of $12.3 million in the first quarter of the current year, compared to a net loss of $18.8 million in the same period in the prior year.  Securities held for liquidity (classified as trading) reported net gains of $17.1 million in the first quarter of the current year, in contrast to a loss of $3.2 million in the same period in the prior year.  Equity Investments held to fund payments to retirees in non-qualified pension plans reported net gains of $4.2 million in the first quarter of the current year, in contrast to a net loss of $0.3 million in the same period in the prior year.

Other expenses —  were $40.6 million in the first quarter of the current year, compared to $34.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.  Operating expenses were $12.9 million in the first quarter of the current year, up from $10.0 million in the same period in the prior year.  Compensation and benefits expenses were $21.4 million in the first quarter of the current year, up from $18.8 million in the same period in the prior year.

AHP assessments allocated from Net income were $15.0 million in the first quarter of the current year, compared to $14.1 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.74 per share of capital (6.90% annualized) was paid in the three months ended March 31, 2019, compared to $1.64 per share of capital stock (6.50% annualized) paid in the same period in 2018.

Financial Condition — March 31, 2019 compared to December 31, 2018

Capital ratios — Our capital position remains strong.  At March 31, 2019, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $812.5 million.  To support $142.6 billion of total assets at March 31, 2019, the minimum required total capital was $5.7 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.4 billion, exceeding required total capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.  We are continuing to invest in a liquidity trading portfolio to increase our liquid assets (see note below).  In addition to the trading portfolio maintained for liquidity, liquid assets at March 31, 2019 included $80.5 million as demand cash balances at the Federal Reserve Bank of New York, $14.7 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.2 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, or prepay or exercise their option to call advances that are callable.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing advances.  We remained in compliance with regulations under both scenarios.  We also have other liquidity measures in place, deposit liquidity and operational liquidity, and those liquidity buffers remain in excess of required reserves.

Liquidity Trading portfolio — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  The portfolio is invested primarily in highly liquid U.S. Treasury and GSE-issued securities.  At March 31, 2019, trading investments were $7.1 billion in U.S. Treasury securities and $89.9 million in GSE securities.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury securities and $502.8 million in GSE securities.

Advances — Par balances decreased at March 31, 2019 to $99.2 billion, compared to $105.4 billion at December 31, 2018.  Short-term fixed-rate advances increased by 21.6% to $18.2 billion at March 31, 2019, up from $15.0 billion at December 31, 2018.  ARC advances, which are adjustable-rate borrowings, decreased by 9.2% to $21.2 billion at March 31, 2019, compared to $23.3 billion at December 31, 2018.  Overnight advances decreased by 63.4% to $2.8 billion at March 31, 2019 compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $402.3 million at March 31, 2019 and $422.2 million at December 31, 2018. Long-term investments of fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $1.8 billion at March 31, 2019.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS.

In the HTM portfolio, long-term investments at March 31, 2019 were predominantly GSE-issued mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities in the HTM portfolio, were $14.5 billion at March 31, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at March 31, 2019 and December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at March 31, 2019, an increase of $13.7 million from the balance at December 31, 2018.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Advances — We expect our book of advance business to decline somewhat compared to the balance at December 31, 2018.  The pace of balance sheet growth in the prior year was concentrated along short-term borrowing.  Additionally, the borrowing activities of a few large members have been the predominant driver of increase or decreases in our book of advance business.  In our forecasts for 2019, short-term borrowings will continue to be a significant percentage of our book of advance business.  However, we cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At March 31, 2019, three members’ advance borrowings totaled 50.3 % of total par advances — Citibank, N.A. 24.0% (19.0% at December 31, 2018), Metropolitan Life Insurance Company 14.4% (13.5% at December 31, 2018), and New York Community Bank 11.9% (12.4% at December 31, 2018).

Performance of the FHLBank issued consolidated obligation debt (CO bonds and CO discount notes) — Market demand for FHLBank CO debt, especially demand from money market funds, has remained strong, with good market access for its entire breadth of CO debt funding programs.  Generally, funding was guided by the FHLBanks’ needs for refunding, asset/liability management, investor preferences, the interest rate environment and market liquidity.  Demand for short-duration (less than 2 years to maturity) CO floaters remains strong.

Floating-rate CO bonds have remained attractive to investors for a number of reasons.  In a rising interest rate environment, periodic resets remove much of the interest rate risk for investors in contrast to fixed-rate bonds as the floaters reset to higher yields as prevailing rates go up.  The CO floater receives favorable liquidity treatment under the SEC’s Rule 2(a)-7 for money market funds, which deem the security’s weighted average maturity to be the next rate reset date.

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

The SOFR market has developed rapidly and successful issuance of FHLBank SOFR-linked floaters has been an important development for the FHLBank debt, and we expect the trend to accelerate as we position our debt to meet bond investor appetite for LIBOR alternative benchmark debt.  We also expect the FHLBank debt system to continue to provide liquidity in the SOFR debt market.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2019	2018	2018	2018	2018
Investments (a)	$39,807	$35,741	$42,229	$42,269	$36,306
Advances	99,132	105,179	100,166	110,782	112,202
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,941	2,927	2,910	2,887	2,880
Total assets	142,575	144,381	145,857	156,560	151,882
Deposits and borrowings	1,356	1,063	936	1,191	1,310
Consolidated obligations, net
Bonds	80,150	84,154	85,910	101,392	85,656
Discount notes	53,036	50,640	50,821	45,470	56,510
Total consolidated obligations	133,186	134,794	136,731	146,862	142,166
Mandatorily redeemable capital stock	6	6	7	18	19
AHP liability	161	162	161	149	137
Capital
Capital stock	5,671	6,066	5,856	6,276	6,311
Retained earnings
Unrestricted	1,110	1,103	1,112	1,090	1,071
Restricted	618	591	567	535	505
Total retained earnings	1,728	1,694	1,679	1,625	1,576
Accumulated other comprehensive income (loss)	(24)	(13)	47	21	(4)
Total capital	7,375	7,747	7,582	7,922	7,883
Equity to asset ratio (c)(j)	5.17%	5.37%	5.20%	5.06%	5.19%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2019	2018	2018	2018	2018

Investments (a)	$41,583	$42,264	$45,246	$43,591	$42,360
Advances	97,127	99,409	107,180	107,740	117,764
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,933	2,919	2,903	2,884	2,888
Total assets	142,387	145,215	155,923	154,723	163,508
Interest-bearing deposits and other borrowings	1,052	881	1,076	1,078	1,095
Consolidated obligations, net
Bonds	80,694	88,424	95,245	94,746	95,765
Discount notes	52,404	47,500	50,979	50,420	57,848
Total consolidated obligations	133,098	135,924	146,224	145,166	153,613
Mandatorily redeemable capital stock	6	6	12	18	19
AHP liability	159	160	152	141	132
Capital
Capital stock	5,589	5,821	6,161	6,136	6,552
Retained earnings
Unrestricted	1,088	1,094	1,082	1,068	1,059
Restricted	601	576	547	515	489
Total retained earnings	1,689	1,670	1,629	1,583	1,548
Accumulated other comprehensive income (loss)	(18)	48	26	11	(21)
Total capital	7,260	7,539	7,816	7,730	8,079

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2019	2018	2018	2018	2018
Net income	$135	$122	$157	$155	$126
Net interest income (d)	177	185	211	208	193
Dividends paid in cash (e)	101	107	103	105	102
AHP expense	15	13	18	17	14
Return on average equity (f)(g)(j)	7.53%	6.46%	7.94%	8.05%	6.34%
Return on average assets (g)(j)	0.38%	0.34%	0.40%	0.40%	0.31%
Other non-interest income (loss)	13	(5)	—	—	(19)
Operating expenses (h)	34	39	31	28	29
Finance Agency and Office of Finance expenses	4	4	4	4	4
Total other expenses (k)	40	44	38	34	35
Operating expenses ratio (g)(i)(j)	0.10%	0.11%	0.08%	0.07%	0.07%
Earnings per share	$2.41	$2.12	$2.51	$2.53	$1.93
Dividends per share	$1.74	$1.74	$1.68	$1.60	$1.64
Headcount (Full/part time)	322	314	308	324	314

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $0.8 million, $0.8 million, $0.8 million, $0.8 million and $0.7 million for the periods ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:               Statements of Condition — Period-Over-Period Comparison

				Net change in	Net change in
(Dollars in thousands)	March 31, 2019	December 31, 2018		dollar amount	percentage
Assets
Cash and due from banks	$82,894	$85,406		$(2,512)	(2.94)%
Securities purchased under agreements to resell	5,590,000	4,095,000		1,495,000	36.51
Federal funds sold	9,137,000	7,640,000		1,497,000	19.59
Trading securities	7,210,635	5,810,512		1,400,123	24.10
Equity Investments	53,982	48,179		5,803	12.04
Available-for-sale securities	2,185,968	422,216		1,763,752	417.74
Held-to-maturity securities	15,628,971	17,474,826		(1,845,855)	(10.56)
Advances	99,132,395	105,178,833		(6,046,438)	(5.75)
Mortgage loans held-for-portfolio	2,941,086	2,927,230		13,856	0.47
Loans to other FHLBanks	—	250,000	(a)	(250,000)	(100.00)
Accrued interest receivable	327,548	275,256		52,292	19.00
Premises, software, and equipment	52,640	51,572		1,068	2.07
Operating lease right-of-use assets	70,450	—		70,450	NM
Derivative assets	154,840	113,762		41,078	36.11
Other assets	6,469	8,602		(2,133)	(24.80)

Total assets	$142,574,878	$144,381,394		$(1,806,516)	(1.25)%

Liabilities
Deposits
Interest-bearing demand	$1,302,893	$1,002,587		$300,306	29.95%
Non-interest-bearing demand	18,085	20,050		(1,965)	(9.80)
Term	35,500	40,000		(4,500)	(11.25)

Total deposits	1,356,478	1,062,637		293,841	27.65

Consolidated obligations
Bonds	80,149,864	84,153,776		(4,003,912)	(4.76)
Discount notes	53,035,777	50,640,238		2,395,539	4.73
Total consolidated obligations	133,185,641	134,794,014		(1,608,373)	(1.19)

Mandatorily redeemable capital stock	5,755	5,845		(90)	(1.54)

Accrued interest payable	213,581	223,570		(9,989)	(4.47)
Affordable Housing Program	161,129	161,718		(589)	(0.36)
Derivative liabilities	12,898	31,147		(18,249)	(58.59)
Other liabilities	181,764	355,841		(174,077)	(48.92)
Operating lease liabilities	83,094	—		83,094	NM

Total liabilities	135,200,340	136,634,772		(1,434,432)	(1.05)

Capital	7,374,538	7,746,622		(372,084)	(4.80)

Total liabilities and capital	$142,574,878	$144,381,394		$(1,806,516)	(1.25)%

(a)         Loans to other FHLBanks was inadvertently omitted in the same table presented in the MD&A in the Form 10-K filed on March 21, 2019.

NM — Not meaningful.

Balance Sheet overview March 31, 2019 and December 31, 2018

Total assets decreased to $142.6 billion at March 31, 2019 from $144.4 billion at December 31, 2018, a decrease of $1.8 billion, or 1.3%.

Cash at banks was $82.9 million at March 31, 2019, compared to $85.4 million at December 31, 2018.

Money market investments at March 31, 2019 were $9.1 billion in federal funds sold and $5.6 billion in overnight resale agreements.  At December 31, 2018, money market investments were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.  The increase was at the quarter-end date, primarily as a result of deployment of excess cash based on market opportunities.

Advances — Par balances decreased at March 31, 2019 to $99.2 billion, compared to $105.4 billion at December 31, 2018.  Short-term fixed-rate advances increased by 21.6% to $18.2 billion at March 31, 2019, up from $15.0 billion at December 31, 2018.  ARC advances, which are adjustable-rate borrowings, decreased by 9.2% to $21.2 billion at March 31, 2019, compared to $23.3 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments for floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $402.3 million at March 31, 2019 and $422.2 million at December 31, 2018. Long-term investments for fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $1.8 billion at March 31, 2019 and $0 at December 31, 2018.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS.  The transfer is expected to enhance balance sheet management.

In the HTM portfolio, long-term investments at March 31, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio were $14.5 billion at March 31, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $504.6 million of fixed-rate GSE-issued MBS and there were no acquisitions of floating-rate GSE-issued MBS in the first quarter of 2019.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at March 31, 2019 and December 31, 2018.  There were no new acquisitions in the first quarter of 2019 and paydowns were $0.4 million.  In 2018, there were no new acquisitions in the first quarter and paydowns were $0.3 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury notes, GSE-issued securities and Ambac corporate notes.  Trading investments are carried at fair value, with changes recorded through earnings.  At March 31, 2019, trading investments were $7.1 billion in U.S. Treasury notes, $89.9 million in GSE securities, and $3.4 million in Ambac corporate notes.  We acquired $2.8 billion par amounts of U.S. Treasury notes in the first quarter of 2019.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury notes, $502.8 million in GSE securities and $3.3 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $54.0 million at March 31, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at March 31, 2019, an increase of $13.7 million from the balance at December 31, 2018.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the three months of 2019 were $54.3 million, compared to $65.2 million in the prior year same period.  Acquisitions in the three months of 2019 were $69.5 million, compared to $49.2 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At March 31, 2019, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $812.5 million.  To support $142.6 billion of total assets at March 31, 2019, the minimum required total capital was $5.7 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.4 billion, exceeding required total capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2019, balance sheet leverage (based on U.S. GAAP) was 19.3 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2019 included $80.5 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $14.7 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.2 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the current year quarter was $29.5 billion, well in excess of the required $3.2 billion.

We also have other liquidity measures in place, deposit liquidity and operational liquidity, and those liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, see section Liquidity, Short-Term Borrowings and Short-Term Debt in this MD&A.

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

Carrying value of advances outstanding at March 31, 2019 was $99.1 billion, compared to $105.2 billion at December 31, 2018.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815.  The cumulative hedging basis adjustment were losses of $30.0 million and $255.0 million at March 31, 2019 and December 31, 2018.  No advances elected under the FVO were outstanding at March 31, 2019 and December 31, 2018.  For more information about basis adjustments, see Table 2.4 Advances by Maturity and Yield Type in this MD&A.

Table 2.1:               Advance Trends

Advance Trends

Member demand for advance products

Par amount of advances outstanding was $99.2 billion at March 31, 2019, compared to $105.4 billion at December 31, 2018.  The decrease in amounts outstanding at March 31, 2019, relative to December 31, 2018 has been largely due to maturities and prepayments.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2:               Advances by Product Type

For more information about advance product types, see our most recent Form 10-K filed on March 21, 2019.

	March 31, 2019		December 31, 2018
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$21,206,467	21.39%	$23,346,467	22.14%
Fixed Rate Advances	49,282,324	49.70	51,612,602	48.96
Short-Term Advances	18,234,275	18.39	14,995,172	14.22
Mortgage Matched Advances	299,556	0.30	320,027	0.30
Overnight & Line of Credit (OLOC) Advances	2,823,256	2.84	7,723,492	7.33
All other categories	7,316,485	7.38	7,436,097	7.05

Total par value	99,162,363	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	(29,968)		(255,024)

Total	$99,132,395		$105,178,833

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.3:               Advances by Interest-Rate Payment Terms

	March 31, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$77,925,839	78.59%	$82,034,884	77.81%
Variable-rate (b)	21,233,396	21.41	23,391,691	22.19
Variable-rate capped or floored (c)	3,000	—	3,000	—
Overdrawn demand deposit accounts	128	—	4,282	—

Total par value	99,162,363	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	(29,968)		(255,024)

Total	$99,132,395		$105,178,833

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at March 31, 2019, with only 7.2% of advances in the remaining maturity bucket of greater than 5 years (6.7% at December 31, 2018).  For more information, see financial statements Note 9. Advances.

(b)         Variable-rate advances are ARC advances, which are typically indexed to LIBOR.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)          Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.4:               Advances by Maturity and Yield Type

	March 31, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$52,235,093	52.68%	$52,416,990	49.72%
Due after one year	25,690,746	25.91	29,617,894	28.09

Total Fixed-rate	77,925,839	78.59	82,034,884	77.81

Variable-rate
Due in one year or less	17,675,057	17.82	15,892,506	15.07
Due after one year	3,561,467	3.59	7,506,467	7.12

Total Variable-rate	21,236,524	21.41	23,398,973	22.19
Total par value	99,162,363	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments (a)	(29,968)		(255,024)
Total	$99,132,395		$105,178,833

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In the current year quarter we adopted FF/OIS as another benchmark.  The chosen benchmark becomes the discounting basis under ASC 815 for computing changes in fair values for hedged advances.  Table 2.5 Hedged Advances by Type discloses notional amounts of advances hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses of $30.0 million and $255.0 million at March 31, 2019 and December 31, 2018.  The forward LIBOR yield curve declined steeply at March 31, 2019.  As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, the sharp decline of the swap curve largely reversed previously reported cumulative basis losses.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 2.5:               Hedged Advances by Type

Par Amount	March 31, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullets (a)	$37,788,050	$41,122,372
Fixed-rate putable (b)	4,926,750	4,734,750
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000

Total Qualifying Hedges	$42,761,375	$45,903,697

Aggregate par amount of advances hedged (c)	$42,764,375	$45,919,697
Fair value basis (Qualifying hedging adjustments)	$(29,968)	$(255,024)

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

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.6:               Putable and Callable Advances

	Advances
Par Amount	March 31, 2019	December 31, 2018
Putable/callable (a)	$4,943,325	$4,751,325
No-longer putable/callable	$645,000	$640,000

(a)         Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. The increase primarily represents one member’s borrowing.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.  We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs.  Investments in the trading portfolio were U.S Treasury securities and GSE-issued securities, all carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be investment quality.  The Finance Agency defines investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 21, 2019.

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1:               Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2019	2018	Variance	Variance

State and local housing finance agency obligations (a)	$1,168,000	$1,168,350	$(350)	(0.03)%
Trading securities (b)	7,210,635	5,810,512	1,400,123	24.10
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,185,968	422,216	1,763,752	417.74
Held-to-maturity securities, at carrying value (c)	14,460,971	16,306,476	(1,845,505)	(11.32)
Total securities	25,025,574	23,707,554	1,318,020	5.56

Equity investments in Grantor trusts (d)	53,982	48,179	5,803	12.04
Securities purchased under agreements to resell	5,590,000	4,095,000	1,495,000	36.51
Federal funds sold	9,137,000	7,640,000	1,497,000	19.59

Total Investments	$39,806,556	$35,490,733	$4,315,823	12.16%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  There were no new acquisitions in the first quarter of 2019 and paydowns were $0.4 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $2.8 billion of U.S. Treasury notes in the first quarter of 2019.

(c)          Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category; $150.0 million was acquired and designated as AFS in the first three months of 2019.  AFS securities outstanding are all GSE and U.S. Agency issued MBS and carried at fair value.  Mortgage-backed securities classified as HTM — $504.6 million of GSE-issued MBS were acquired in the first quarter of 2019 and designated as HTM. MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).

(d)        Funds in the grantor trusts were designated as equity investments at January 1, 2018.  In the first quarter of 2019, investments made were $1.9 million and payouts to retirees were $0.5 million.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefit Equalization Pension plans.  For more information about the pension plans, see financial statements, Note 16. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 21, 2019.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2:               Investment Debt Securities Issuer Concentration

	March 31, 2019			December 31, 2018
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$4,475,893	$4,476,620	60.69%	$4,692,639	$4,658,771	60.58%
Freddie Mac	12,022,956	12,113,987	163.03	11,870,521	11,867,028	153.23
Ginnie Mae	21,860	22,027	0.30	22,898	23,079	0.30
All Others - PLMBS	126,230	156,530	1.71	142,634	174,749	1.84
Non-MBS (b)	1,168,000	1,145,523	15.84	1,168,350	1,144,345	15.08

Total Investment Debt Securities	$17,814,939	$17,914,687	241.57%	$17,897,042	$17,867,972	231.03%

Categorized as:

Available-for-Sale Securities	$2,185,968	$2,185,968		$422,216	$422,216

Held-to-Maturity Securities	$15,628,971	$15,728,719		$17,474,826	$17,445,756

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS — Includes Housing finance agency bonds.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3:               External Rating of the Held-to-Maturity Portfolio

	March 31, 2019
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$892	$14,336,058	$81,306	$8,948	$33,767	$14,460,971
State and local housing finance agency obligations	25,000	1,121,710	5,575	15,715	—	1,168,000

Total Long-term securities	$25,892	$15,457,768	$86,881	$24,663	$33,767	$15,628,971

	December 31, 2018
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$2,543	$16,165,160	$95,760	$9,117	$33,896	$16,306,476
State and local housing finance agency obligations	25,000	1,122,060	5,575	15,715	—	1,168,350

Total Long-term securities	$27,543	$17,287,220	$101,335	$24,832	$33,896	$17,474,826

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4:               External Rating of the Available-for-Sale Portfolio

	March 31, 2019			December 31, 2018
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,185,968	$—	$2,185,968	$422,216	$—	$422,216

Footnotes to Table 3.3 and Table 3.4.

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

External credit rating information has been provided in Table 3.3 and Table 3.4 as the information is used as another data point to supplement our credit quality indicators, and they serve as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment debt securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment debt securities portfolio.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates and amortized cost by contractual maturities (dollars in thousands):

Table 3.5:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2019		December 31, 2018
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$318,755	3.17%	$369,989	2.03%
Due after one year through five years	4,403,458	3.15	4,602,651	3.16
Due after five years through ten years	8,477,477	3.18	8,201,200	3.07
Due after ten years	3,421,311	3.12	3,561,879	3.11

Total mortgage-backed securities	$16,621,001	3.16%	$16,735,719	3.08%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

Fair Value Hedges of Fixed-rate Available-for-sale Mortgage-backed Securities

The adoption of ASU 2017-12 provided a new approach, called the last-of-layer method for hedging prepayable assets in a closed portfolio of prepayable fixed-rate instruments.  The approach incorporates new measurement elections by using benchmark rate components of contractual coupon cash flows in a partial-term hedge of a prepayable asset.  The following table summarizes key data in last-of-layer fair value hedge under the ASU (in thousands):

Table 3.6:               Fair Value Hedges of Fixed-Rate Prepayable CMBS

Fair Value Hedges of Fixed-Rate Prepayable CMBS
March 31, 2019
Current face value of hedged CMBS	$150,000
Last-of-layer face value of hedged CMBS	$127,500
Cumulative basis adjustment (Loss)	$(1,893)
Interest rate swap contracts (par)	$127,500

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  Cash flow analysis in the first quarter of 2019 identified no OTTI on previously impaired private-label MBS or in the same quarter in 2018.

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, and unsecured overnight and term federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.  We also invest in a liquidity trading portfolio with the objective of expanding our choice of investing for liquidity.

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

The Finance Agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, and we did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union in any periods in this report.  For more information about our policies and practices, see the most recent Form 10-K filed on March 21, 2019.

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $5.6 billion at March 31, 2019 and $4.1 billion at December 31, 2018.  For more information, see financial statements, Note 4.  Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.1 billion at March 31, 2019 and $7.6 billion at December 31, 2018, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7:               Trading Securities

	Trading Securities
	March 31, 2019	December 31, 2018
Par value	$7,243,133	$5,692,263
Amortized cost	$7,190,942	$5,807,889
Carrying/Fair value	$7,210,635	$5,810,512

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8:               Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	March 31, 2019	December 31, 2018

Par amount of securities hedged	$7,240,000	$5,839,130
Par amount of interest rate swaps	$7,240,000	$5,839,130

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.9 billion at March 31, 2019, an increase of $13.7 million (net of acquisitions and paydowns) from the balance at December 31, 2018.  Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

Mortgage Partnership Finance Program —- We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (PFI).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 21, 2019.

We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1:               MPF by Conventional and Insured Loans

	March 31, 2019	December 31, 2018

Federal Housing Administration and Veteran Administration insured loans	$223,921	$227,268
Conventional loans	2,673,205	2,656,149

Total par MPF loans	$2,897,126	$2,883,417

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 4.2:               Geographic Concentration of MPF Loans

	March 31, 2019		December 31, 2018
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	68.8%	60.6%	68.8%	60.4%

Table 4.3:               Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Bethpage Federal Credit Union	$270,908	9.35%
New York Community Bank	253,807	8.76
Investors Bank	244,701	8.45
Sterling National Bank	234,398	8.09
Teachers Federal Credit Union	184,354	6.36
All Others	1,708,958	58.99

Total	$2,897,126	100.00%

	December 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Bethpage Federal Credit Union	$260,593	9.04%
New York Community Bank	256,992	8.91
Investors Bank	242,164	8.40
Sterling National Bank	238,840	8.28
Teachers Federal Credit Union	183,052	6.35
All Others	1,701,776	59.02

Total	$2,883,417	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $327.5 million at March 31, 2019 and $275.3 million at December 31, 2018, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $6.5 million and $8.6 million at March 31, 2019 and December 31, 2018.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $80.1 billion (par, $79.7 billion) at March 31, 2019, compared to $84.2 billion (par, $83.8 billion) at December 31, 2018.  The carrying value of Consolidated obligation discount notes outstanding was $53.0 billion at March 31, 2019 and $50.6 billion at December 31, 2018.

Interest rate hedging — Significant amounts of CO bonds have been designated under an ASC 815 fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  From time-to-time, we have also hedged the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815. Certain CO bonds were elected under the FVO.  As a result of hedging elections under ASC 815 and the elections under the FVO, carrying values of CO bonds included valuation basis adjustments.  For more information about valuation basis adjustments on CO bonds, see Table 5.1.

No discount notes had been hedged under an ASC 815 fair value accounting hedge at March 31, 2019 and December 31, 2018, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments on discount notes, see Table 5.7 Discount Notes Outstanding.

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

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1:               CO Bonds by Type

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$22,777,100	28.59%	$22,745,980	27.16%
Fixed-rate, callable	5,705,000	7.16	4,966,000	5.93
Step Up, callable	275,000	0.35	880,000	1.05
Single-index floating rate	50,903,000	63.90	55,166,000	65.86

Total par value	79,660,100	100.00%	83,757,980	100.00%

Bond premiums	46,545		42,647
Bond discounts	(33,459)		(36,290)
Hedge valuation basis adjustments (a)	304,540		238,150
Hedge basis adjustments on de-designated hedges (b)	130,074		131,497
FVO (c) - valuation adjustments and accrued interest	42,064		19,792

Total Consolidated obligation-bonds	$80,149,864		$84,153,776

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In the current year quarter we adopted FF/OIS as another benchmark.  The chosen benchmark becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds.  Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses of $304.5 million and $238.2 million at March 31, 2019 and December 31, 2018.  The forward LIBOR yield curve declined steeply at March 31, 2019.  As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward LIBOR curve, the sharp decline of the swap curve caused valuation losses to increase.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.  Valuation adjustments at March 31, 2019 and December 31, 2018 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt.

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

Hedge volume — Tables 5.2 - 5.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 5.2:               CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	March 31, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullet bonds	$6,669,475	$8,300,080
Fixed-rate callable bonds	2,823,000	3,373,000
	$9,492,475	$11,673,080

Table 5.3:               CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2019	December 31, 2018
Bonds designated under FVO	$7,325,000	$5,140,000

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

Table 5.4:               Economic Hedges of CO Bonds (Excludes CO Bonds Elected under the FVO and Designated in Economic Hedges)

Economic hedges of CO bonds — We also issue variable-rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  During the periods in this report, we issued variable-rate bonds indexed to the 1-month LIBOR.  To mitigate the economic risk of a change in the variable-rate basis between the 3-month LIBOR and the 1-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values.  We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	March 31, 2019	December 31, 2018
Bonds designated as economically hedged
Floating-rate bonds (a)	$33,345,000	$29,735,000
Fixed-rate bonds (b)	—	15,000
	$33,345,000	$29,750,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR.  With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to 3-month LIBOR, mitigating the basis risk between the 1-month LIBOR and the 3-month LIBOR, which is our primary benchmark rate.

(b)         Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5:               CO Bonds — Maturity or Next Call Date

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$66,364,140	83.31%	$69,699,475	83.22%
Due or callable after one year through two years	4,033,935	5.06	5,700,545	6.81
Due or callable after two years through three years	2,050,955	2.58	1,661,325	1.98
Due or callable after three years through four years	1,330,335	1.67	1,383,750	1.65
Due or callable after four years through five years	1,238,035	1.55	955,235	1.14
Thereafter	4,642,700	5.83	4,357,650	5.20

Total par value	$79,660,100	100.00%	$83,757,980	100.00%

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6:               Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2019	December 31, 2018
Callable	$5,980,000	$5,846,000
Non-Callable	$73,680,100	$77,911,980

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7:               Discount Notes Outstanding

	March 31, 2019	December 31, 2018
Par value	$53,173,357	$50,805,481
Amortized cost	$53,028,359	$50,631,066
FVO (a) - valuation adjustments and remaining accretion	7,418	9,172
Total discount notes	$53,035,777	$50,640,238
Weighted average interest rate	2.41%	2.34%

(a)         Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values include unaccreted discounts.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Valuation losses were largely liability balances representing unaccreted discounts.  Other than unaccreted discount, changes in the valuation adjustments represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes.  When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 5.8:                                                               Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2019	December 31, 2018
Discount notes designated under FVO (a)	$987,355	$3,170,915

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.9:               Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2019	December 31, 2018
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

(a)         Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence.  The original maturities of the interest rate swaps typically ranged from 10-15 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $213.6 million at March 31, 2019 and $223.6 million at December 31, 2018.  Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $181.8 million at March 31, 2019 and $355.8 million at December 31, 2018.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1:               Stockholders’ Capital

	March 31, 2019	December 31, 2018
Capital Stock (a)	$5,671,075	$6,065,799
Unrestricted retained earnings (b)	1,109,437	1,102,801
Restricted retained earnings (c)	618,248	591,281
Accumulated Other Comprehensive Income (Loss)	(24,222)	(13,259)
Total Capital	$7,374,538	$7,746,622

(a)         Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 21, 2019.

(b)         Unrestricted retained earnings — Net income is added to this balance.  Dividends are paid out of this balance.  Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.

(c)          Restricted retained earnings — Restricted retained earnings balance at March 31, 2019 has grown to $618.2 million from the time the provisions were implemented in the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 6.2:               Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2019	December 31, 2018
Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(10,204)	$(11,061)
Net unrealized gains (losses) on available-for-sale securities (b)	36,142	4,034
Net unrealized gains (losses) on hedging activities (c)	(27,825)	16,759
Employee supplemental retirement plans (d)	(22,335)	(22,991)
Total Accumulated other comprehensive income (loss)	$(24,222)	$(13,259)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined at March 31, 2019, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities).

(b)         Fair values of available-for-sale securities — balance represents net unrealized fair value basis gains of MBS securities.  Effective January 1, 2019, we transferred $1.6 billion fixed-rate CMBS to the AFS category from HTM.  Increase in unrealized gains represents increase in the portfolio due to the transfer and increase in market pricing of the fixed-rate AFS securities.

(c)          Hedging activity balances in AOCI were primarily cash flow hedge valuation gains (losses) and balances from a fair value hedge of mortgage-backed securities in a closed AFS portfolio.  See  Table 6.3: AOCI Rollforward due to ASC 815 Hedging Programs.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 16.  Employee Retirement Plans in the FHLBNY’s most recent Form 10-K filed on March 21, 2019.

Table 6.3:               AOCI Rollforward due to ASC 815 Hedging Programs.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges.  Increases/(decreases) are in thousands:

	Three months ended March 31,
	2019			2018
	Cash Flow Hedges		Fair Value Hedges	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	Last-of-layer AFS Hedge	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$17,412	$(653)	$—	$(23,342)	$3,465
Changes in fair values (a)	(40,910)	1,864	(1,893)	55,129	(8)
Amount reclassified	—	23	—	—	35
Fair Value - closed contract	—	(3,668)	—	—	(383)
Ending balance	$(23,498)	$(2,434)	$(1,893)	$31,787	$3,109
Notional amount of swaps outstanding	$2,664,000	$145,000	$127,500	$2,414,000	$65,000

(a)             Represents fair value changes of open swap contracts in cash flow hedges in the three months ended March 31, 2019 and March 31, 2018.  For more information see, Note 17 Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4:               Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2019	March 31, 2018
Cash dividends paid per share	$1.74	$1.64
Dividends paid (a) (c)	$101,235	$102,154
Pay-out ratio (b)	75.08%	80.93%

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1:               Derivatives Counterparty Credit Ratings

	March 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,785,000	$135,536	$(17,500)	$118,036	$(104,136)	$13,900
Cleared derivatives assets (d)	89,517,528	24,158	6,442	30,600	220,347	250,947
	92,302,528	159,694	(11,058)	148,636	116,211	264,847
Liability positions with credit exposure
Uncleared derivatives
Double A liability (c)	105,000	(119)	590	471	—	471
Single A liability (c)	1,177,263	(10,998)	12,480	1,482	—	1,482
Triple B Liability (c)	3,923,183	(59,880)	62,750	2,870	—	2,870
	5,205,446	(70,997)	75,820	4,823	—	4,823
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,507,974	88,697	64,762	153,459	116,211	269,670
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	338,000	1,301	—	1,301	(1,301)	—
Delivery Commitments
Derivative position with delivery commitments	20,062	80	—	80	(80)	—
Total derivative position with members	358,062	1,381	—	1,381	(1,381)	—
Total	$97,866,036	$90,078	$64,762	$154,840	$114,830	$269,670
Derivative positions without credit exposure	7,810,731
Total notional	$105,676,767

	December 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,125,000	$155,264	$(44,970)	$110,294	$(102,262)	$8,032
Cleared derivatives assets (d)	20,448,476	1,353	—	1,353	—	1,353
	23,573,476	156,617	(44,970)	111,647	(102,262)	9,385
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,414,264	(7,469)	9,164	1,695	—	1,695
Cleared derivatives liability (d)	70,236,929	—	—	—	239,813	239,813
	73,651,193	(7,469)	9,164	1,695	239,813	241,508
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,224,669	149,148	(35,806)	113,342	137,551	250,893
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	28,000	363	—	363	(363)	—
Delivery Commitments
Derivative position with delivery commitments	12,682	57	—	57	(57)	—
Total derivative position with members	40,682	420	—	420	(420)	—
Total	$97,265,351	$149,568	$(35,806)	$113,762	$137,131	$250,893
Derivative positions without credit exposure	8,831,152
Total notional	$106,096,503

(a)         When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.

(b)         Non-cash collateral securities.  Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.

(c)          NRSRO Ratings.

(d)         On cleared derivatives, we are required to pledge initial margin (collateral) to Derivative Clearing Organizations (DCOs) in cash or securities.  At March 31, 2019, we had pledged $220.3 million in marketable securities and $6.4 million in cash to fulfill our obligation to pledge initial margin as collateral.  At December 31, 2018, we had pledged $239.8 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 932, 1239 and 1270 of the Finance Agency regulations and Advisory Bulletin 2018-07.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with part 1266. (4) required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days; (5) maintain liquidity limits to reduce the risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded.  We met our contingency liquidity requirements during all periods in this report.  Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.  Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions. Advisory Bulletin 2018-07 was partially implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019.

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

Table 8.1:               Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2019	$1,065	$90,100	$89,035
December 31, 2018	904	93,526	92,622

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2:               Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2019	$10,912	$33,899	$22,987
December 31, 2018	10,091	36,478	26,387

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3:               Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2019	$3,169	$29,509	$26,340
December 31, 2018	3,649	32,494	28,845

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

Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines.  The Finance Agency’s Minimum Liquidity Requirement Guidelines measure liquidity under two scenarios:  Advance “Roll-Over” and “Roll-Off” scenarios.  Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for 5 days under the Roll-Over scenario.  The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis.  The Roll-Over scenario assumes that maturing advances borrowed by members with assets below $100 billion would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis.  We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.  The Finance Agency’s Liquidity Advisory Bulletin 2018-07 becomes effective April 1, 2019.  Under the new guidance, the above Roll-Off scenario is no longer required and the Roll-Over daily requirement is extended from 5 days to 10 days to include all advances.  An additional requirement to hold 1% of the notional of all Letters of Credit as liquidity also comes into effect.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4:               Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Outstanding at end of the period (a)	$53,035,777	$50,640,238	$51,149,700	$53,593,000
Weighted-average rate at end of the period (b)	2.41%	2.34%	2.44%	2.37%
Average outstanding for the period (a)	$52,403,657	$51,656,594	$50,859,074	$59,411,703
Weighted-average rate for the period	2.39%	1.79%	2.44%	1.86%
Highest outstanding at any month-end (a)	$53,035,777	$59,769,950	$51,728,000	$70,377,100

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the first quarter of 2019 and the same period in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2019.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1:               Principal Components of Net Income

	Three months ended March 31,
	2019	2018
Total interest income	$997,534	$770,645
Total interest expense	820,318	577,626
Net interest income before provision for credit losses	177,216	193,019
Provision (Reversal) for credit losses on mortgage loans	(17)	(380)
Net interest income after provision for credit losses	177,233	193,399
Total other income (loss)	13,178	(18,593)
Total other expenses	40,580	34,519
Income before assessments	149,831	140,287
Affordable Housing Program Assessments	14,993	14,062
Net income	$134,838	$126,225

Net Income — 2019 First Quarter Compared to 2018 First Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the first quarter of the current year, Net income was $134.8 million, an increase of $8.6 million, or 6.8%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income (NII) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and by the net interest spread earned in the period.  Other significant drivers would be prepayment fees earned when advances are early terminated by our borrowing members, and the impact on interest income and expense by the execution of swaps that hedge our assets and liabilities.  Swap interest accruals are a significant component of Net interest income.  Fair values changes of derivatives and hedged items in hedges under ASC 815 are also recorded in Net interest income beginning in 2019 with the adoption of ASU 2017-12.  The impact was not material.

In the first quarter of the current year, Net interest income was $177.2 million, a decrease of $15.8 million, or 8.2%, from the same period in the prior year.  Lower earnings were driven primarily by lower balances of advances.  Another factor was investments in liquid assets that yielded relatively lower margins.  To enhance our liquidity position under FHFA guidelines, we have invested in a significant portfolio of liquid assets - short-term highly-rated securities, primarily U.S. treasury obligations, and overnight lending in the federal funds and repurchase markets.  The net yields earned on such assets have been typically lower relative to longer-term earning assets.  While funding costs remain attractive for the FHLBank issued CO debt, costing yields were not as favorable in the current year period, relative to the prior year period.  Because of these conditions, net interest spread declined to 38 basis points in the first quarter of the current year, compared to 41 basis points in the same period in the prior year.

Other income (loss) — In the first quarter of the current year, Other income (loss) reported a gain of $13.2 million, compared to a loss of $18.6 million in the same period in the prior year.  Primary components are noted below:

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.6 million in the first quarter of the current year, compared to $3.7 million in the same period in the prior year.

•                  Derivative and hedging activities reported a net loss of $12.3 million in the first quarter of the current year, compared to a net loss of $18.8 million in the same period in the prior year.

•                  Securities held for liquidity (classified as trading) reported net gains of $17.1 million in the first quarter of the current year, in contrast to a loss of $3.2 million in the same period in the prior year.

•                  Equity Investments held to fund payments to retirees in non-qualified pension plans reported net gains of $4.2 million in the first quarter of the current year, in contrast to a net loss of $0.3 million in the same period in the prior year.

Other expenses were $40.6 million in the first quarter of the current year, compared to $34.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $12.9 million in the first quarter of the current year, up from $10.0 million in the same period in the prior year.

•                  Compensation and benefits expenses were $21.4 million in the first quarter of the current year, up from $18.8 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.9 million in the first quarter of the current year, compared to $4.3 million in the same period in the prior year.

•                  Other expenses were $2.4 million in the current year, up from $1.5 million in the same period in the prior year.  Expense increase was primarily due to contributions towards disaster relief programs and the non-service costs of employer sponsored pension programs.

AHP assessments allocated from Net income were $15.0 million in the first quarter of the current year, compared to $14.1 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads — 2019 First Quarter Compared to 2018 First Quarter

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact period-over-period changes, as would fair value hedging effects.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.  In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto.  Also, see Table 9.4 Spread and Yield Analysis, and Table 9.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 9.2:               Net Interest Income

	Three months ended March 31,
			Percentage
	2019	2018	Change
Total interest income (a)	$997,534	$770,645	29.44%
Total interest expense (a)	820,318	577,626	(42.02)
Net interest income before provision for credit losses	$177,216	$193,019	(8.19)%

(a)         Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

2019 First Quarter vs. 2018 First Quarter — Net interest income declined by $15.8 million, or 8.2% period-over-period.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 38 basis points in the current year period, compared to 41 basis points in the prior year period.  Lower earnings and margin were primarily due to lower average interest-earning assets, which declined by $21.3 billion to $141.6 billion in the current year period down from $162.9 billion in the prior year period; we attribute the decline to lower advance volume.

To enhance our liquidity position, we have invested in portfolios of liquid assets, consisting of short-term highly-rated securities, primarily U.S. treasury obligations, and overnight lending in the federal funds and repurchase markets.  The net yields earned on such assets have been typically lower, relative to longer-term earning assets, and that too has unfavorably impacted our interest margins.

The impact on Net interest income from hedging under ASC 815 has been a favorable factor in a rising rate environment.  Certain fixed-rate advances and fixed-rate debt are designated in qualifying hedges by the execution of interest rate swaps.  The rising benchmark rate, primarily LIBOR, has driven up the benchmark-indexed cash flows we received on swaps hedging fixed-rate advances, such that the cash flows we received exceeded the fixed-rate cash flows paid.  While the rising LIBOR had an adverse cash flow impact on qualifying hedges of CO debt, the negative impact was not as significant.  Hedging effects, primarily cash flows from interest rate swaps in fair value and cash flows hedges made a favorable contribution of $62.5 million to interest accruals in the three months ended March 31, 2019, compared to a lower contribution of $1.9 million in the prior year period.  The fair value hedging impact was not significant to Net interest income as hedges were highly effective with changes in the fair values of the hedging derivatives largely offsetting changes in the fair values of the hedged items.

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the contribution to interest margin from member capital has also improved.  Member capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was $7.3 billion in the current year period, compared to $8.1 billion in the prior year period.

Impact of Qualifying Hedges on Net Interest Income — 2019 First Quarter Compared to 2018 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3:               Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended March 31,
	2019	2018

Interest Income	$926,216	$759,634
Fair value hedging effects	759	—
Amortization of basis	(14)	(31)
Interest rate swap accruals	70,573	11,042
Reported interest income	997,534	770,645

Interest Expense	811,652	569,867
Fair value hedging effects	2,071	—
Amortization of basis	(1,444)	(1,345)
Interest rate swap accruals	8,039	9,104
Reported interest expense	820,318	577,626
Net interest income	$177,216	$193,019

Net interest adjustment - interest rate swaps	$62,652	$3,252

Spread and Yield Analysis — 2019 First Quarter Compared to 2018 First Quarter

Table 9.4:               Spread and Yield Analysis

	Three months ended March 31,
	2019			2018
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$97,126,653	$691,896	2.89%	$117,764,485	$546,460	1.88%
Interest bearing deposits and others	62,356	383	2.49	17,096	64	1.51
Federal funds sold and other overnight funds	17,136,844	103,811	2.46	21,540,944	77,627	1.46
Investments
Trading securities	6,529,297	40,873	2.54	2,161,929	9,124	1.71
Mortgage-backed securities
Fixed	9,301,522	72,588	3.17	8,360,978	61,329	2.97
Floating	7,286,246	53,638	2.99	8,991,155	45,814	2.07
State and local housing finance agency obligations	1,168,124	9,115	3.16	1,147,300	6,017	2.13
Mortgage loans held-for-portfolio	2,932,945	25,180	3.48	2,888,010	24,203	3.40
Loans to other FHLBanks	8,333	50	2.43	2,222	7	1.36

Total interest-earning assets	$141,552,320	$997,534	2.86%	$162,874,119	$770,645	1.92%

Funded By:
Consolidated obligation bonds
Fixed	$28,697,070	$182,065	2.57%	$28,275,394	$122,584	1.76%
Floating	51,997,529	316,530	2.47	67,489,552	243,590	1.46
Consolidated obligation discount notes	52,403,657	315,316	2.44	57,847,802	207,380	1.45
Interest-bearing deposits and other borrowings	1,056,965	6,307	2.42	1,093,551	3,739	1.39
Mandatorily redeemable capital stock	5,847	100	6.90	19,196	333	7.04

Total interest-bearing liabilities	134,161,068	820,318	2.48%	154,725,495	577,626	1.51%

Other non-interest-bearing funds	112,698	—		48,376	—
Capital	7,278,554	—		8,100,248	—

Total Funding	$141,552,320	$820,318		$162,874,119	$577,626

Net Interest Income/Spread		$177,216	0.38%		$193,019	0.41%

Net Interest Margin
(Net interest income/Earning Assets)			0.51%			0.48%

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

Rate and Volume Analysis — 2019 First Quarter Compared to 2018 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:               Rate and Volume Analysis

	For the three months ended
	March 31, 2019 vs. March 31, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(108,408)	$253,844	$145,436
Interest bearing deposits and others	256	63	319
Federal funds sold and other overnight funds	(18,367)	44,551	26,184
Investments
Trading securities	25,620	6,129	31,749
Mortgage-backed securities
Fixed	7,181	4,078	11,259
Floating	(9,842)	17,666	7,824
State and local housing finance agency obligations	111	2,987	3,098
Other investments
Mortgage loans held-for-portfolio	380	597	977
Loans to other FHLBanks	33	10	43

Total interest income	(103,036)	329,925	226,889

Interest Expense
Consolidated obligation bonds
Fixed	1,855	57,626	59,481
Floating	(65,535)	138,475	72,940
Consolidated obligation discount notes	(21,130)	129,066	107,936
Deposits and borrowings	(129)	2,697	2,568
Mandatorily redeemable capital stock	(227)	(6)	(233)

Total interest expense	(85,166)	327,858	242,692

Changes in Net Interest Income	$(17,870)	$2,067	$(15,803)

Interest Income — 2019 First Quarter Compared to 2018 First Quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6:               Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2019	2018	Change
Interest Income
Advances	$691,896	$546,460	26.61%
Interest-bearing deposits	383	64	498.44
Securities purchased under agreements to resell	29,922	10,109	195.99
Federal funds sold	73,889	67,518	9.44
Trading securities	40,873	9,124	347.97
Mortgage-backed securities
Fixed	72,588	61,329	18.36
Floating	53,638	45,814	17.08
State and local housing finance agency obligations	9,115	6,017	51.49
Mortgage loans held-for-portfolio	25,180	24,203	4.04
Loans to other FHLBanks	50	7	614.29

Total interest income	$997,534	$770,645	29.44%

Interest income in the current year period grew to $997.5 million, yielding 286 basis points, compared to $770.6 million yielding 192 basis points in the prior year period.  In a rising rate environment, short-term and overnight assets repriced to higher rates when interest-yielding assets were rolled over.  Our advance portfolio includes significant amounts of LIBOR-indexed floating-rate advances, overnight advances and short-term fixed-rate advances, and yields have benefited in a rising rate environment.  Our liquidity portfolios of overnight federal fund sold and securities purchased under agreements to resell have reset to higher yields.  Our investments in LIBOR-indexed mortgage-backed securities have likewise benefited from a rising rate environment.

Higher interest revenues from higher rates were partly offset by lower advance volume in the current year period.

We have continued to benefit from favorable interest income accruals as a result of applying fair value hedges of advances.  Certain fixed-rate advances are hedged by the execution of interest rate swaps that create synthetic floaters.  The interest rate swaps are structured to pay out fixed-rate cash flows and receive variable-rate benchmark indexed cash flows.  Historically, the fixed-rate cash flows paid to swap dealers on swaps hedging advances have been greater than the LIBOR-indexed cash flows received from swap dealers, resulting in a negative income accrual.  In the periods in this report, our interest income benefited in a rising LIBOR environment as the cash interest accruals received exceeded fixed-rate payments to swap dealers.  These market conditions resulted in a net favorable accrual of $70.6 million to advance income in the current year period, compared to net favorable accrual of $11.0 million in the prior year period.  Fair value hedging impact of changes in fair values of hedged items minus fair values of hedging instruments was not material.  For more information, see Table 9.7 Impact of Interest Rate Swaps on Interest Income Earned from Advances.

Impact of hedging on Interest income from advances — 2019 First Quarter Compared to 2018 First Quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 9.7:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2019	2018
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$620,573	$535,449
Fair value hedging effects (a)	777	—
Amortization of basis	(14)	(31)
Interest rate swap accruals	70,560	11,042
Total Advance interest income reported	$691,896	$546,460

(a)  In the period prior to the adoption of ASU 2017-12 on January 1, 2019, fair value hedging effects were recorded in Other income (loss) and not in Advance interest income.

Interest Expense — 2019 First Quarter Compared to 2018 First Quarter

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest expense is net of the impact of ASC 815 hedge strategies.  The primary hedging strategy is the Fair value hedge that creates LIBOR-indexed funding, the primary benchmark rate for the FHLBNY.  We also use the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed-rate coupons to floating-rate coupons indexed to the 3-month LIBOR.  The primary cash flow hedge strategy is designed to eliminate the variability of cash flows attributable to changes in the primary benchmark interest rate (3-month LIBOR), hedging long-term issuances of consolidated obligation discount notes and create long-term fixed-rate funding.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8:               Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2019	2018	Change
Interest Expense
Consolidated obligations bonds
Fixed	$182,065	$122,584	(48.52)%
Floating	316,530	243,590	(29.94)
Consolidated obligations discount notes	315,316	207,380	(52.05)
Deposits	5,965	3,505	(70.19)
Mandatorily redeemable capital stock	100	333	69.97
Cash collateral held and other borrowings	342	234	(46.15)

Total interest expense	$820,318	$577,626	(42.02)%

Interest expense in the current year period grew to $820.3 million, at a costing yield of 248 basis points, compared to $577.6 million at a costing yield of 151 basis points in the prior year period.   Our funding portfolios include significant issuances of LIBOR-indexed floating-rate CO debt, shorter-term discount notes and short- and medium-term CO bonds that repriced to higher rates in a rising rate environment.

Fair value hedges have been executed to convert fixed-rate CO bonds to benchmark-indexed floating-rate.  Cash flow hedges have been executed to hedge rolling-issuances of discount notes to long-term fixed-rate interest expense.  The cash flows exchanged in the two hedging strategies resulted in net interest adjustments that impacted interest expense.

In a fair value hedge of CO bonds, the interest rate swaps are structured to receive fixed-rate cash flows and pay benchmark-indexed variable cash flows, creating synthetic floating-rate cash flows.  The cash flows exchanged between the receive-leg and pay-leg determine the net interest adjustments.  Historically, in a fair value hedge of our debt, the fixed-rate cash flows received from swap dealers on swaps hedging CO bonds have been greater than the LIBOR indexed cash flows we pay to swap dealers, typically resulting in favorable sub-LIBOR cash flows.  In the periods in this report, the higher LIBOR-indexed cash flows paid have reversed the typical favorable interest adjustment to interest expense, so that a net unfavorable adjustment of $8.5 million was recorded in the current year period, compared to an unfavorable adjustment of $3.6 million in the prior year period.  Fair value hedging impact resulting from changes in fair values of hedged items minus hedging instruments was not material.

No discount notes were hedged under a fair value hedge under ASC 815.  Cash flow hedges under ASC 815 have been designated to hedge future issuances of designated CO discount notes.  In this strategy, long-term interest rate swaps have been executed that have created synthetic fixed-rate cash flows.  The swaps are structured to pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The pay fixed-rate cash flows are typically based on long-term swap rates, which are generally higher than the 3-month LIBOR that we receive in exchange.  Although the cash flow exchanged in the hedge have resulted in net interest expense, the strategy has achieved our hedging objective of a stable and predictable long-term funding expense.  The cash flows exchanged in the hedging strategy resulted in net favorable interest accruals of $0.5 million in the three months ended March 31, 2019 as the 3-month LIBOR has continued to rise, benefiting swap cash flows received.  In the prior year period, we recorded net unfavorable interest expense accrual of $5.5 million.

For more information about hedging effects, see Table 9.9. Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

Impact of Hedging on Interest Expense on Debt — 2019 First Quarter Compared to 2018 First Quarter

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 9.9:               Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended March 31,
	2019	2018
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$489,446	$363,911
Discount notes-Interest expense before adjustment for swaps	315,799	201,884
Fair value hedging effect on CO bonds (a)	2,071	—
Amortization of basis adjustments on discount notes	(1,444)	(1,345)
Net interest adjustment for swaps hedging CO bonds	8,523	3,609
Net interest adjustment for swaps hedging discount notes	(484)	5,495
Total bonds and discount notes-Interest expense	$813,911	$573,554

(a)  In the period prior to the adoption of ASU 2017-12 on January 1, 2019, fair value hedging effects were recorded in Other income (loss) and not in CO debt interest expense.

Allowance for Credit Losses — 2019 First Quarter Compared to 2018 First Quarter

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net reversal of $17 thousand in the 2019 period, compared to a net reversal of $380 thousand in the 2018 period.

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

The immaterial amounts of reserves for credit losses are consistent with our historical experience with foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  For more information, see financial statements Note 10. Mortgage Loans Held-for-Portfolio.

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

Analysis of Non-Interest Income (Loss) — 2019 First Quarter Compared to 2018 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:        Other Income (Loss)

	Three months ended March 31,
	2019	2018
Other income (loss):
Service fees and other (a)	$4,642	$3,721
Instruments held under the fair value option - Unrealized gains (losses) (b)	(464)	(53)

Derivative gains (losses) (c)	(12,280)	(18,800)
Trading securities gains (losses) (d)	17,070	(3,201)
Equity investments gains (losses) (e)	4,210	(260)
Total other income (loss)	$13,178	$(18,593)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, typically fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fee income earned on financial letters of credit were $4.4 million and $3.5 million in the first quarter of the current year and in the same period in the prior year.  Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

(b)         Changes in fair values on instruments elected under the FVO were not material in the periods in this report.

(c)          Derivatives in standalone economic hedges reported losses of $12.3 million in the three months ended March 31, 2019, compared to losses of $18.8 million in the prior year period.  Derivative losses in the current year period were primarily due to swaps in economic hedges of the liquidity trading portfolio of fixed-rate U.S Treasury securities.  Derivative losses in the prior year period was primarily due to standalone basis swaps in economic hedges that synthetically converted floating-rate CO bonds indexed to 1-month LIBOR to 3-month LIBOR.  See Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses.

(d)   Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S Treasury obligations, which reported unrealized fair value gains in a sharply declining rate environment at March 31, 2019.  The securities are not held for speculative trading and are held for liquidity in compliance with FHFA regulatory requirements.

(e)   Fair value gains (losses) on Equity Investments — Our investments in grantor trusts classified as equity investments reported unrealized fair value gains in a rising equity market in the U.S at March 31, 2019.  The grantor trusts are owned by us with the objective of providing liquidity to pay for pension benefits to retirees vested in non-qualified pension plans.  The grantor trusts are invested in equity and bond funds. .

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:        Net Gains (Losses) on Trading Securities (a)

	Three months ended March 31,
	2019	2018
Net unrealized gains (losses) on Trading securities held at period-end	$16,294	$(3,201)
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	776	—
Net gains (losses) on Trading securities	$17,070	$(3,201)

(a)         Securities classified as trading are held for liquidity objectives and carried at fair values.  We record changes in the fair value of these investments through Other income as net unrealized gains (losses) on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities recorded in the three months ended March 31, 2019 and 2018.

With the adoption of ASU 2017-12 effective January 1, 2019, we report the fair value hedging effects in qualifying hedges within interest income and interest expense together with the hedged item.  Prior to the adoption of the ASU, fair value impact of qualifying hedges and standalone derivatives were both reported in Other income (loss).  Comparative information for the prior year period has not been reclassified to conform to post-adoption standards as the adoption of ASU 2017-12 permitted prospective adoption.  For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of a hedged item.  Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss) in the three months ended March 31, 2019 (post ASU 2017-12).  In the three months ended March 31, 2018, prior to the adoption of the ASU, the table presents the aggregate impact of all derivatives and hedging activities, including hedges that qualified under ASC 815.  Prior period comparatives have not been recast to conform to the post ASU presentation.

Table 9.12:        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (loss)
	Three months ended March 31,
	2019	2018

Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances		$(770)
Consolidated obligation bonds		2,378
Net gains (losses) related to fair value hedges		1,608
Cash flow hedges		(95)
ASC 815 Hedging impact		$1,513

Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(10,890)	$(19,823)
Caps or floors	(345)	1,308
Mortgage delivery commitments	197	(184)
Swaps economically hedging instruments designated under FVO	747	64
Accrued interest on swaps in economic hedging relationships	(1,989)	442
Net gains (losses) related to derivatives not designated as hedging instruments	$(12,280)	$(18,193)
Price alignment interest paid on variation margin	—	(2,120)
Net gains (losses) on derivatives and hedging activities	$(12,280)	$(18,800)

(a)         In the 2019 period, losses primarily represented fair value changes on swaps executed in economic hedges to offset earnings volatility due to fluctuations in the fair values of fixed-rate trading securities.  In the 2018 period, losses primarily represented fair value changes of basis swaps executed in economic hedges to offset the basis risk of floating-rate CO bonds.  The basis swaps synthetically converted CO debt indexed to the 1-month LIBOR to 3-month LIBOR, a strategy that provided economic benefit in managing our balance sheet.  In the 2018 period, the spread between the 1-month LIBOR and the 3-month LIBOR had widened unfavorably and adversely impacted fair values and cash flows.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2019 First Quarter Compared to 2018 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:        Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$1,843	14.34%	$1,850	18.58%
Depreciation and leasehold amortization	1,961	15.26	1,286	12.92
All others (b)	9,046	70.40	6,821	68.50
Total Operating Expenses	$12,850	100.00%	$9,957	100.00%

Total Compensation and Benefits (c)	$21,438		$18,768
Finance Agency and Office of Finance (d)	$3,942		$4,259
Other expenses (e)	$2,350		$1,535

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expenses increased in the current year periods primarily due to consulting expenses to begin implementation of a multi-year technology enhancement plan.

(c)          Compensation expense increased driven by investments in headcount.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

(e)          The category Other expenses included contributions to homeowners and small businesses under a newly established hurricane relief grant program, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2019 First Quarter Compared to 2018 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 21, 2019.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:        Affordable Housing Program Liabilities

	Three months ended March 31,
	2019	2018

Beginning balance	$161,718	$131,654
Additions from current period’s assessments	14,993	14,062
Net disbursements for grants and programs	(15,582)	(8,460)
Ending balance	$161,129	$137,256

AHP assessments allocated from net income totaled $15.0 million for the quarter ended March 31, 2019 compared to $14.1 million for the same period in the prior year.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

A significant regulatory development for the period covered by this report and not previously disclosed in the Bank’s most recent Form 10-K filed on March 21, 2019 is summarized below.

Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities.  On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly adopted interim final rules (the Interim Rule) amending the Agencies’ regulations that established minimum margin and capital requirements (the Margin Rules) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Covered Swap Entities) under the jurisdiction of one of the Agencies.  The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (UK) from the European Union (EU), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.

We have UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such swaps with us, to a related entity in the EU or the United States.  If any of our legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules.

On April 1, 2019, the Commodity Futures Trading Commission (CFTC) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies.  Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019.  We do not expect the Interim Rule to materially affect our financial condition or results of operations.

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

•                  The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case.  The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -200bps shock compared to the rates in the unchanged case. This limit was re-established and made consistent with current market conditions and reflective of updated modelling assumptions.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2019	-0.19	0.72	-1.04	0.42
December 31, 2018	-0.05	-0.76	-0.79	0.31
September 30, 2018	0.10	-1.58	-0.46	0.43
June 30, 2018	0.00	-1.99	-0.62	0.44
March 31, 2018	-0.15	-1.75	-0.75	0.40

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

One Year Re-pricing Gap
March 31, 2019	$6.053 Billion
December 31, 2018	$6.418 Billion
September 30, 2018	$6.363 Billion
June 30, 2018	$6.527 Billion
March 31, 2018	$6.738 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit.  The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -200bps shock compared to the rates in the unchanged case.  This limit was re-established and made consistent with current market conditions and reflective of updated modelling assumptions.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
March 31, 2019	-12.91%	-6.44%	9.61%
December 31, 2018	N/A	-5.86%	12.26%
September 30, 2018	N/A	-6.56%	13.14%
June 30, 2018	N/A	-3.16%	5.53%
March 31, 2018	N/A	-2.69%	3.98%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
March 31, 2019	-1.61%	-0.51%	-0.81%
December 31, 2018	-1.63%	-0.41%	-0.50%
September 30, 2018	-1.12%	-0.20%	-0.58%
June 30, 2018	-1.13%	-0.24%	-0.57%
March 31, 2018	-1.69%	-0.52%	-0.40%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2019 and December 31, 2018 (in millions):

	Interest Rate Sensitivity
	March 31, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$16,137	$155	$572	$440	$1,612
MBS investments	7,300	368	2,350	1,249	5,372
Swaps hedging MBS	128	—	—	—	(128)
Adjustable-rate loans and advances	21,236	—	—	—	—
Net unswapped	44,801	523	2,922	1,689	6,856

Liquidity trading portfolio	1,086	2,659	3,099	347	—
Swaps hedging investments	6,150	(2,675)	(3,125)	(350)	—
Net liquidity trading portfolio	7,236	(16)	(26)	(3)	—

Fixed-rate loans and advances	41,333	10,867	14,731	4,887	6,109
Swaps hedging advances	33,283	(10,206)	(13,359)	(3,665)	(6,053)
Net fixed-rate loans and advances	74,616	661	1,372	1,222	56

Total interest-earning assets	$126,653	$1,168	$4,268	$2,908	$6,912

Interest-bearing liabilities:
Deposits	$1,338	$—	$—	$—	$—

Discount notes	52,993	42	—	—	—
Swapped discount notes	(2,664)	—	1,056	—	1,608
Net discount notes	50,329	42	1,056	—	1,608

Consolidated Obligation Bonds
FHLBank bonds	51,485	13,287	7,085	3,259	4,693
Swaps hedging bonds	17,616	(12,329)	(3,797)	(740)	(750)
Net FHLBank bonds	69,101	958	3,288	2,519	3,943

Total interest-bearing liabilities	$120,768	$1,000	$4,344	$2,519	$5,551
Post hedge gaps (a):
Periodic gap	$5,885	$168	$(76)	$389	$1,361
Cumulative gaps	$5,885	$6,053	$5,977	$6,366	$7,727

	Interest Rate Sensitivity
	December 31, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$12,881	$143	$514	$424	$1,952
MBS investments	7,900	536	2,546	1,343	4,431
Adjustable-rate loans and advances	23,395	—	—	—	—
Net unswapped	44,176	679	3,060	1,767	6,383

Liquidity trading portfolio	1,712	1,963	1,980	3	—
Swaps hedging investments	3,975	(1,975)	(2,000)	—	—
Net liquidity trading portfolio	5,687	(12)	(20)	3	—

Fixed-rate loans and advances	42,055	10,332	18,246	5,416	5,991
Swaps hedging advances	36,400	(9,276)	(16,931)	(4,255)	(5,938)
Net fixed-rate loans and advances	78,455	1,056	1,315	1,161	53
Loans to other FHLBanks	250	—	—	—	—

Total interest-earning assets	$128,568	$1,723	$4,355	$2,931	$6,436

Interest-bearing liabilities:
Deposits	$1,038	$5	$—	$—	$—

Discount notes	50,230	410	—	—	—
Swapped discount notes	(2,664)	—	971	85	1,608
Net discount notes	47,566	410	971	85	1,608

Consolidated Obligation Bonds
FHLBank bonds	50,615	16,007	9,579	3,296	4,406
Swaps hedging bonds	23,556	(15,324)	(6,490)	(992)	(750)
Net FHLBank bonds	74,171	683	3,089	2,304	3,656

Total interest-bearing liabilities	$122,775	$1,098	$4,060	$2,389	$5,264
Post hedge gaps (a):
Periodic gap	$5,793	$625	$295	$542	$1,172
Cumulative gaps	$5,793	$6,418	$6,713	$7,255	$8,427

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2019.  Based on this evaluation, they concluded that as of March 31, 2019, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

There were no material changes to the disclosures relating to Rule 2-01(c)(1)(ii)(A) of Regulation S-X included in Part II, Item 9B of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 21, 2019.

Item 6.                                      Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed

3.1	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005

3.2	Amended and Restated Bylaws of the Bank		8-K	3/21/2019

4.1	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 9, 2019