Form 10-Q
period 2019-06-30
Federal Home Loan Bank of New York
filed 2019-08-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2019 was 54,217,541.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks (Note 3)	$49,197	$85,406
Securities purchased under agreements to resell (Note 4)	9,285,000	4,095,000
Federal funds sold (Note 4)	9,240,000	7,640,000
Trading securities (Note 5) (Includes $251,318 pledged as collateral at June 30, 2019 and $239,813 at December 31, 2018)	7,923,280	5,810,512
Equity Investments (Note 6)	56,167	48,179
Available-for-sale securities, net of unrealized gains of $97,181 at June 30, 2019 and $4,034 at December 31, 2018 (Note 7)	2,506,228	422,216
Held-to-maturity securities (Note 8) (Includes $4,187 pledged as collateral at June 30, 2019 and $4,548 at December 31, 2018)	15,463,781	17,474,826
Advances (Note 9) (Includes $0 at June 30, 2019 and December 31, 2018 at fair value under the fair value option)	102,428,756	105,178,833
Mortgage loans held-for-portfolio, net of allowance for credit losses of $522 at June 30, 2019 and $814 at December 31, 2018 (Note 10)	2,985,768	2,927,230
Loans to other FHLBanks (Note 20)	—	250,000
Accrued interest receivable	361,290	275,256
Premises, software, and equipment	56,850	51,572
Operating lease right-of-use assets (Note 19)	74,602	—
Derivative assets (Note 17)	134,327	113,762
Other assets	8,713	8,602

Total assets	$150,573,959	$144,381,394

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,231,957	$1,002,587
Non-interest-bearing demand	19,101	20,050
Term	5,000	40,000

Total deposits	1,256,058	1,062,637

Consolidated obligations, net (Note 12)
Bonds (Includes $3,238,857 at June 30, 2019 and $5,159,792 at December 31, 2018 at fair value under the fair value option)	78,729,376	84,153,776
Discount notes (Includes $0 at June 30, 2019 and $3,180,086 at December 31, 2018 at fair value under the fair value option)	62,379,807	50,640,238

Total consolidated obligations	141,109,183	134,794,014

Mandatorily redeemable capital stock (Note 14)	5,514	5,845

Accrued interest payable	206,802	223,570
Affordable Housing Program (Note 13)	164,262	161,718
Derivative liabilities (Note 17)	43,337	31,147
Other liabilities	153,682	355,841
Operating lease liabilities (Note 19)	87,971	—

Total liabilities	143,026,809	136,634,772

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 58,412 at June 30, 2019 and 60,658 at December 31, 2018	5,841,247	6,065,799
Retained earnings
Unrestricted	1,108,387	1,102,801
Restricted (Note 14)	639,865	591,281
Total retained earnings	1,748,252	1,694,082
Total accumulated other comprehensive income (loss)	(42,349)	(13,259)

Total capital	7,547,150	7,746,622

Total liabilities and capital	$150,573,959	$144,381,394

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2019 and 2018

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income
Advances, net (Note 9)	$704,936	$629,485	$1,396,832	$1,175,945
Interest-bearing deposits	935	90	1,318	154
Securities purchased under agreements to resell (Note 4)	52,320	19,728	82,242	29,837
Federal funds sold (Note 4)	56,767	76,338	130,656	143,856
Trading securities (Note 5)	46,929	13,221	87,802	22,345
Available-for-sale securities (Note 7)	17,118	3,082	32,301	5,927
Held-to-maturity securities (Note 8)	118,173	121,916	238,331	232,231
Mortgage loans held-for-portfolio (Note 10)	25,274	24,423	50,454	48,626
Loans to other FHLBanks (Note 20)	104	6	154	13

Total interest income	1,022,556	888,289	2,020,090	1,658,934

Interest expense
Consolidated obligation bonds (Note 12)	495,987	450,086	994,582	816,260
Consolidated obligation discount notes (Note 12)	356,705	225,376	672,021	432,756
Deposits (Note 11)	5,976	4,443	11,941	7,948
Mandatorily redeemable capital stock (Note 14)	108	293	208	626
Cash collateral held and other borrowings	204	386	546	620

Total interest expense	858,980	680,584	1,679,298	1,258,210

Net interest income before provision for credit losses	163,576	207,705	340,792	400,724

Provision (Reversal) for credit losses on mortgage loans	(275)	72	(292)	(308)

Net interest income after provision for credit losses	163,851	207,633	341,084	401,032

Other income (loss)
Service fees and other	4,660	3,973	9,074	7,694
Instruments held under the fair value option gains (losses) (Note 18)	(2,360)	(309)	(2,824)	(362)

Total OTTI losses	—	(398)	—	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(384)	257	(384)	257
Net impairment losses recognized in earnings	(384)	(141)	(384)	(141)

Derivative gains (losses) (Note 17)	(39,069)	(5,285)	(51,349)	(24,085)
Trading securities gains (losses) (Note 5)	33,924	781	50,994	(2,420)
Equity investments gains (losses) (Note 6)	1,926	305	6,364	45

Total other income (loss)	(1,303)	(676)	11,875	(19,269)

Other expenses
Operating	15,451	11,393	28,301	21,350
Compensation and benefits	20,462	17,489	41,900	36,257
Finance Agency and Office of Finance	4,199	3,641	8,141	7,900
Other expenses	2,333	1,986	4,683	3,521
Total other expenses	42,445	34,509	83,025	69,028

Income before assessments	120,103	172,448	269,934	312,735

Affordable Housing Program Assessments (Note 13)	12,021	17,274	27,014	31,336

Net income	$108,082	$155,174	$242,920	$281,399

Basic earnings per share (Note 15)	$1.86	$2.53	$4.27	$4.46

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2019 and 2018

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net Income	$108,082	$155,174	$242,920	$281,399
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	61,039	(89)	93,147	(214)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	(257)	—	(257)
Reclassification of non-credit portion included in net income	384	—	384	—
Accretion of non-credit portion of OTTI	935	1,464	1,792	2,339
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,319	1,207	2,176	2,082
Net change due to hedging activities
Cash flow hedges (a)	(69,670)	23,089	(112,361)	77,862
Fair value hedges (b)	(11,469)	—	(13,362)	—
Total net change due to hedging activities	(81,139)	23,089	(125,723)	77,862
Net change in pension and postretirement benefits	654	637	1,310	1,316
Total other comprehensive income (loss)	(18,127)	24,844	(29,090)	81,046
Total comprehensive income (loss)	$89,955	$180,018	$213,830	$362,445

(a)         Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and open contracts in cash flow hedges of anticipatory issuance of CO bonds.  Also includes unamortized gains and losses related to closed cash flow hedges that will be reclassified in future periods from AOCI to interest expense.  For more information, see table “Cash flow hedge gains and losses” in Note 17.  Derivatives and Hedging Activities.

(b)         Represents cumulative hedge valuation basis loss on fair value hedges of AFS securities under the last-of-layer hedging provisions of ASU 2017-12.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2019 and 2018

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, March 31, 2018	63,114	$6,311,396	$1,070,847	$504,430	$1,575,277	$(3,971)	$7,882,702

Proceeds from issuance of capital stock	23,013	2,301,255	—	—	—	—	2,301,255
Repurchase/redemption of capital stock	(23,365)	(2,336,424)	—	—	—	—	(2,336,424)
Cash dividends ($1.60 per share) on capital stock	—	—	(105,021)	—	(105,021)	—	(105,021)
Comprehensive income (loss)	—	—	124,139	31,035	155,174	24,844	180,018

Balance, June 30, 2018	62,762	$6,276,227	$1,089,965	$535,465	$1,625,430	$20,873	$7,922,530

Balance, March 31, 2019	56,711	$5,671,075	$1,109,437	$618,248	$1,727,685	$(24,222)	$7,374,538

Proceeds from issuance of capital stock	20,227	2,022,647	—	—	—	—	2,022,647
Repurchase/redemption of capital stock	(18,486)	(1,848,538)	—	—	—	—	(1,848,538)
Shares reclassified to mandatorily redeemable capital stock	(40)	(3,937)	—	—	—	—	(3,937)
Cash dividends ($1.57 per share) on capital stock	—	—	(87,515)	—	(87,515)	—	(87,515)
Comprehensive income (loss)	—	—	86,465	21,617	108,082	(18,127)	89,955

Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	41,729	4,172,890	—	—	—	—	4,172,890
Repurchase/redemption of capital stock	(46,466)	(4,646,544)	—	—	—	—	(4,646,544)
Shares reclassified to mandatorily redeemable capital stock	(1)	(124)	—	—	—	—	(124)
Cash dividends ($3.24 per share) on capital stock	—	—	(207,175)	—	(207,175)	—	(207,175)
Comprehensive income (loss)	—	—	225,119	56,280	281,399	81,046	362,445

Balance, June 30, 2018	62,762	$6,276,227	$1,089,965	$535,465	$1,625,430	$20,873	$7,922,530

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	36,722	3,672,176	—	—	—	—	3,672,176
Repurchase/redemption of capital stock	(38,927)	(3,892,679)	—	—	—	—	(3,892,679)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,049)	—	—	—	—	(4,049)
Cash dividends ($3.31 per share) on capital stock	—	—	(188,750)	—	(188,750)	—	(188,750)
Comprehensive income (loss)	—	—	194,336	48,584	242,920	(29,090)	213,830

Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

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

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019	2018
Operating activities

Net Income	$242,920	$281,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(48,960)	78,275
Concessions on consolidated obligations	1,266	1,372
Premises, software, and equipment	4,113	2,535
Provision (Reversal) for credit losses on mortgage loans	(292)	(308)
Credit impairment losses on held-to-maturity securities	384	141
Change in net fair value adjustments on derivatives and hedging activities	(324,340)	145,878
Net realized and unrealized (gains) losses on trading securities	(50,994)	2,420
Change in fair value on Equity Investments	(5,877)	(45)
Change in fair value adjustments on financial instruments held at fair value	2,824	362
Net change in:
Accrued interest receivable	(86,362)	(62,058)
Derivative assets due to accrued interest	4,227	(80,562)
Derivative liabilities due to accrued interest	35,316	76,732
Other assets	(330)	(3,065)
Affordable Housing Program liability	2,544	17,650
Accrued interest payable	(16,768)	36,525
Other liabilities (a)	1,644	5,238
Total adjustments	(481,605)	221,090
Net cash provided by (used in) operating activities	(238,685)	502,489
Investing activities
Net change in:
Interest-bearing deposits	(205,237)	(8,410)
Securities purchased under agreements to resell	(5,190,000)	(2,245,000)
Federal funds sold	(1,600,000)	(4,561,000)
Deposits with other FHLBanks	(52)	156
Premises, software, and equipment	(9,391)	(8,071)
Trading securities:
Purchased	(4,650,582)	(2,355,907)
Repayments	1,714,147	240,000
Proceeds from sales	748,301	—
Equity Investments:
Purchased	(3,072)	(1,809)
Proceeds from sales	960	902
Available-for-sale securities:
Purchased	(438,539)	—
Repayments	42,830	48,651
Held-to-maturity securities:
Long-term securities
Purchased	(1,072,620)	(1,865,365)
Repayments (b)	1,482,781	1,541,516
Advances:
Principal collected	578,923,574	522,899,000
Made	(575,518,705)	(511,566,922)
Mortgage loans held-for-portfolio:
Principal collected	119,457	128,639
Purchased	(180,255)	(122,231)
Proceeds from sales of REO	1,468	1,038
Net change in loans to other FHLBanks	250,000	—
Net cash provided by (used in) investing activities	(5,584,935)	2,125,187

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019	2018
Financing activities
Net change in:
Deposits and other borrowings	$121,693	$26,673
Derivative contracts with financing element	(9,746)	(4,250)
Consolidated obligation bonds:
Proceeds from issuance	41,556,527	65,281,661
Payments for maturing and early retirement	(47,127,264)	(63,060,455)
Consolidated obligation discount notes:
Proceeds from issuance	605,334,521	611,195,518
Payments for maturing	(593,674,687)	(615,352,735)
Capital stock:
Proceeds from issuance of capital stock	3,672,176	4,172,890
Payments for repurchase/redemption of capital stock	(3,892,679)	(4,646,544)
Redemption of mandatorily redeemable capital stock	(4,380)	(2,362)
Cash dividends paid (c)	(188,750)	(207,175)
Net cash provided by (used in) financing activities	5,787,411	(2,596,779)
Net increase (decrease) in cash and due from banks	(36,209)	30,897
Cash and due from banks at beginning of the period (d)	85,406	127,403
Cash and due from banks at end of the period (d)	$49,197	$158,300

Supplemental disclosures:
Interest paid	$996,635	$735,215
Interest paid for Discount Notes (e)	$579,318	$403,656
Affordable Housing Program payments (f)	$24,470	$13,686
Transfers of mortgage loans to real estate owned	$366	$227
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	$(384)	$257
Capital stock subject to mandatory redemption reclassified from equity	$4,049	$124
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (g)	$1,597,207	$—

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the six months ended June 30, 2019:

(a)               The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019.  For cash flow information on operating leases outstanding at June 30, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.

(b)               Non-cash paydowns on HTM securities were $3.7 million.

Other Notes

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

(e)               Interest paid disclosures have been supplemented for the six months ended June 30, 2019 and 2018 under the disclosure guidance provided under ASU 2016-15, Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item, Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

(f)                 AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

(g)              As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). The new ASU added the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The amendments in the ASU became effective for the FHLBNY concurrently with the adoption of ASU 2017-12 on January 1, 2019.  The FHLBNY will begin to use OIS/SOFR as another ASC 815 hedging benchmark for its interest rate risk management objectives.  The FHLBNY’s primary benchmark for hedges under ASC 815 remains LIBOR.  Beginning in the first quarter, the FHLBNY has also executed hedges under ASC 815 designating the FED funds OIS index (FF/OIS) as a benchmark rate.  For further information, see Note 17 Derivatives and Hedging Activities.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There were no compensating balance at June 30, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $45.4 million at June 30, 2019 and $86.1 million at December 31, 2018.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At June 30, 2019 and December 31, 2018, the outstanding balances of Securities purchased under agreements to resell were $9.3 billion and $4.1 billion; the investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY).  BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities at market values of $9.5 billion and $4.2 billion were received at BONY to collateralize the overnight investments at June 30, 2019 and December 31, 2018.  Securities purchased under agreements to resell averaged $8.6 billion and $6.8 billion for the three and six months ended June 30, 2019.  For the same periods in the prior year, transaction balances averaged $4.5 billion and $3.7 billion.  Interest income from securities purchased under agreements to resell were $52.3 million and $82.2 million for the three and six months ended June 30, 2019 compared to $19.7 million and $29.8 million for the same periods in the prior year.  No overnight investments had been executed bilaterally with counterparties at June 30, 2019 and December 31, 2018.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at June 30, 2019 and December 31, 2018 (in thousands):

Fair value	June 30, 2019	December 31, 2018
GSE securities	$—	$502,849
Corporate notes	3,403	3,334
U.S. Treasury notes	7,919,877	5,304,329
Total Trading securities	$7,923,280	$5,810,512

The carrying values of trading securities included net unrealized fair value gains of $53.3 million at June 30, 2019, and $2.6 million at December 31, 2018.  We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $251.3 million at June 30, 2019 and $239.8 million at December 31, 2018 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodities Futures Trading Commission (CFTC).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	June 30, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$833	$2,570	$3,403
U.S. Treasury notes	3,672,937	4,246,940	7,919,877
Total Trading securities	$3,673,770	$4,249,510	$7,923,280
Yield on Trading securities	2.56%	2.55%

	December 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$502,849	$—	$502,849
Corporate notes	—	3,334	3,334
U.S. Treasury notes	3,171,130	2,133,199	5,304,329
Total Trading securities	$3,673,979	$2,136,533	$5,810,512
Yield on Trading securities	2.05%	2.14%

Note 6.                                                         Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments.  The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,187	$—	$—	$1,187
Equity funds	27,363	6,424	(636)	33,151
Fixed income funds	21,636	293	(100)	21,829
Total Equity Investments (a)	$50,186	$6,717	$(736)	$56,167

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,250	$—	$—	$1,250
Equity funds	25,788	2,481	(1,674)	26,595
Fixed income funds	21,036	7	(709)	20,334
Total Equity Investments (a)	$48,074	$2,488	$(2,383)	$48,179

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income unrealized gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period	$1,926	$305	$6,364	$45
Less: Net (gains) losses recognized during the period on equity investments sold during the period	—	—	—	—
Less: Net dividend and other	(259)	—	(487)	—
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$1,667	$305	$5,877	$45

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

The carrying value of an AFS security equals its fair value.  At June 30, 2019 and at December 31, 2018, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$371,070	$3,171	$(61)	$374,180
CMBS	4,429	4	—	4,433
Total Floating	375,499	3,175	(61)	378,613
Fixed
CMBS	2,033,548	96,315	(2,248)	2,127,615
Total Available-for-sale securities	$2,409,047	$99,490	$(2,309)	$2,506,228

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value

GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$402,540	$4,011	$—	$406,551
CMBS-Floating	15,642	23	—	15,665
Total Available-for-sale securities	$418,182	$4,034	$—	$422,216

(a)         Recorded in AOCI — Net unrealized fair value gains were $97.2 million at June 30, 2019 and $4.0 million at December 31, 2018.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At June 30, 2019 unrealized fair value losses have been aggregated by the length of time a security was in a continuous unrealized loss position.  At December 31, 2018, there was no available-for-sale debt security at a fair value below its amortized cost basis.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$15,234	$(60)	$—	$—	$15,234	$(60)
Fannie Mae-CMBS	—	—	218,977	(2,248)	218,977	(2,248)
Freddie Mac-CMO	1,040	(1)	—	—	1,040	(1)
Total	$16,274	$(61)	$218,977	$(2,248)	$235,251	$(2,309)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due after one year through five years	$4,429	$4,433	$15,642	$15,665
Due after five year through ten years	1,951,175	2,041,624	—	—
Due after ten years	453,443	460,171	402,540	406,551
Total Available-for-sale securities	$2,409,047	$2,506,228	$418,182	$422,216

(a)         The carrying value of AFS securities equals fair value.

(b)         Amortized cost is after adjusting for net unamortized premiums of $28.3 million and net unamortized discounts of $1.5 million at June 30, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$371,070	$374,180	$402,540	$406,551
CMBS - LIBOR	4,429	4,433	15,642	15,665
Total Floating	375,499	378,613	418,182	422,216
Fixed
CMBS	2,033,548	2,127,615	—	—

Total Mortgage-backed securities	$2,409,047	$2,506,228	$418,182	$422,216

Note 8.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$67,830	$—	$67,830	$5,909	$—	$73,739
Freddie Mac	12,718	—	12,718	1,174	—	13,892
Total pools of mortgages	80,548	—	80,548	7,083	—	87,631

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,605,881	—	1,605,881	5,719	(3,239)	1,608,361
Freddie Mac	993,465	—	993,465	4,559	(2,314)	995,710
Ginnie Mae	10,393	—	10,393	156	—	10,549
Total CMOs/REMICs	2,609,739	—	2,609,739	10,434	(5,553)	2,614,620

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,913,103	—	1,913,103	17,363	(522)	1,929,944
Freddie Mac	9,580,637	—	9,580,637	225,969	(8,770)	9,797,836
Total commercial mortgage-backed securities	11,493,740	—	11,493,740	243,332	(9,292)	11,727,780

Non-GSE MBS (c)
CMOs/REMICs	5,326	(349)	4,977	210	(20)	5,167

Asset-Backed Securities (c)
Manufactured housing (insured)	31,328	—	31,328	1,365	—	32,693
Home equity loans (insured)	65,177	(4,737)	60,440	20,467	(7)	80,900
Home equity loans (uninsured)	27,643	(3,799)	23,844	5,115	(188)	28,771
Total asset-backed securities	124,148	(8,536)	115,612	26,947	(195)	142,364

Total MBS	14,313,501	(8,885)	14,304,616	288,006	(15,060)	14,577,562

Other
State and local housing finance agency obligations	1,159,165	—	1,159,165	356	(22,030)	1,137,491

Total Held-to-maturity securities	$15,472,666	$(8,885)	$15,463,781	$288,362	$(37,090)	$15,715,053

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$74,301	$—	$74,301	$4,355	$—	$78,656
Freddie Mac	13,673	—	13,673	953	—	14,626
Total pools of mortgages	87,974	—	87,974	5,308	—	93,282

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,752,909	—	1,752,909	5,057	(6,642)	1,751,324
Freddie Mac	1,079,824	—	1,079,824	4,971	(3,069)	1,081,726
Ginnie Mae	11,610	—	11,610	181	—	11,791
Total CMOs/REMICs	2,844,343	—	2,844,343	10,209	(9,711)	2,844,841

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,596,388	—	2,596,388	888	(37,525)	2,559,751
Freddie Mac	10,635,137	—	10,635,137	59,025	(65,374)	10,628,788
Total commercial mortgage-backed securities	13,231,525	—	13,231,525	59,913	(102,899)	13,188,539

Non-GSE MBS (c)
CMOs/REMICs	6,158	(380)	5,778	327	(42)	6,063

Asset-Backed Securities (c)
Manufactured housing (insured)	35,528	—	35,528	1,490	—	37,018
Home equity loans (insured)	69,583	(6,214)	63,369	24,940	(14)	88,295
Home equity loans (uninsured)	42,426	(4,467)	37,959	5,886	(472)	43,373
Total asset-backed securities	147,537	(10,681)	136,856	32,316	(486)	168,686

Total MBS	16,317,537	(11,061)	16,306,476	108,073	(113,138)	16,301,411

Other
State and local housing finance agency obligations	1,168,350	—	1,168,350	202	(24,207)	1,144,345

Total Held-to-maturity securities	$17,485,887	$(11,061)	$17,474,826	$108,275	$(137,345)	$17,445,756

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

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.2 million at June 30, 2019 and $4.5 million at December 31, 2018, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$323,670	$(22,030)	$323,670	$(22,030)
MBS Investment Securities
MBS-GSE
Fannie Mae	847,225	(2,171)	475,693	(1,590)	1,322,918	(3,761)
Freddie Mac	2,371,936	(6,859)	784,469	(4,225)	3,156,405	(11,084)
Total MBS-GSE	3,219,161	(9,030)	1,260,162	(5,815)	4,479,323	(14,845)
MBS-Private-Label	2,504	(12)	10,916	(382)	13,420	(394)
Total MBS	3,221,665	(9,042)	1,271,078	(6,197)	4,492,743	(15,239)
Total	$3,221,665	$(9,042)	$1,594,748	$(28,227)	$4,816,413	$(37,269)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$304,671	$(29)	$231,022	$(24,178)	$535,693	$(24,207)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,212,164	(1,787)	2,134,166	(42,380)	3,346,330	(44,167)
Freddie Mac	3,999,726	(14,431)	3,157,646	(54,012)	7,157,372	(68,443)
Total MBS-GSE	5,211,890	(16,218)	5,291,812	(96,392)	10,503,702	(112,610)
MBS-Private-Label	4,635	(24)	23,138	(600)	27,773	(624)
Total MBS	5,216,525	(16,242)	5,314,950	(96,992)	10,531,475	(113,234)
Total	$5,521,196	$(16,271)	$5,545,972	$(121,170)	$11,067,168	$(137,441)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $22.0 million and $24.2 million at June 30, 2019 and December 31, 2018.  Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds to the “AA municipal sector”.  The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$16,080	$16,043	$20,300	$20,194
Due after five years through ten years	37,425	36,930	27,670	27,228
Due after ten years	1,105,660	1,084,518	1,120,380	1,096,923
State and local housing finance agency obligations	1,159,165	1,137,491	1,168,350	1,144,345

Mortgage-backed securities
Due in one year or less	270,455	270,766	369,989	367,636
Due after one year through five years	4,087,607	4,133,758	4,587,009	4,590,849
Due after five years through ten years	6,944,583	7,130,580	8,201,200	8,157,858
Due after ten years	3,010,856	3,042,458	3,159,339	3,185,068
Mortgage-backed securities	14,313,501	14,577,562	16,317,537	16,301,411

Total Held-to-maturity securities	$15,472,666	$15,715,053	$17,485,887	$17,445,756

(a)   Amortized cost is after adjusting for net unamortized premiums of $60.7 million and $63.7 million (net of unamortized discounts) at June 30, 2019 and December 31, 2018.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2019		December 31, 2018
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$603,628	$603,279	$680,247	$679,867
Floating	2,011,064	2,011,064	2,169,384	2,169,384
Total CMO	2,614,692	2,614,343	2,849,631	2,849,251
CMBS
Fixed	7,442,496	7,442,496	8,348,709	8,348,709
Floating	4,051,244	4,051,244	4,882,816	4,882,816
Total CMBS	11,493,740	11,493,740	13,231,525	13,231,525
Pass Thru (a)
Fixed	186,711	178,175	204,281	193,601
Floating	18,358	18,358	32,100	32,099
Total Pass Thru	205,069	196,533	236,381	225,700
Total MBS	14,313,501	14,304,616	16,317,537	16,306,476
State and local housing finance agency obligations
Fixed	6,150	6,150	6,770	6,770
Floating	1,153,015	1,153,015	1,161,580	1,161,580
Total State and local housing finance agency obligations	1,159,165	1,159,165	1,168,350	1,168,350
Total Held-to-maturity securities	$15,472,666	$15,463,781	$17,485,887	$17,474,826

(a)         Includes MBS supported by pools of mortgages.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE- issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (PLMBS) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  De minimus OTTI loss of $0.4 million was recorded in the 2019 second quarter.  OTTI recorded in the same period in 2018 was also de minimus.  Based on cash flow testing, the Bank believes no material OTTI exists for the remaining investments.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2019, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$15,442	$21,092	$16,584	$22,731
Additional credit losses for which an OTTI charge was previously recognized	384	141	384	141
Realized credit losses	—	—	—	(49)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(214)	(1,938)	(1,356)	(3,528)
Ending balance	$15,612	$19,295	$15,612	$19,295

Note 9                                                            Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$1,051	3.20%	—%	$4,282	3.35%	—%
Due in one year or less	74,118,993	2.50	72.65	68,305,214	2.52	64.79
Due after one year through two years	8,727,729	2.33	8.55	18,019,447	2.46	17.09
Due after two years through three years	7,018,322	2.57	6.88	6,471,750	2.38	6.14
Due after three years through four years	2,665,019	2.60	2.61	3,505,420	2.61	3.32
Due after four years through five years	1,625,582	2.87	1.59	2,078,462	2.97	1.97
Thereafter	7,872,293	2.45	7.72	7,049,282	2.51	6.69

Total par value	102,028,989	2.49%	100.00%	105,433,857	2.51%	100.00%
Hedge valuation basis adjustments (b)	399,767			(255,024)

Total	$102,428,756			$105,178,833

(a)          The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)          Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in the designated benchmark rate.  The FHLBNY’s primary benchmark rate is LIBOR; the FHLBNY may also hedge to the OIS/FF index.

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

Advances borrowed by insurance companies accounted for 21.3% and 21.1% of total advances at June 30, 2019 and December 31, 2018.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.  The FHLBNY also requires member insurance companies to pledge highly-rated readily marketable securities or mortgage collateral which are held in the FHLBNY’s custody or by our third party custodian.  Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.  Very high credit quality insurance companies may be allowed to retain possession of the mortgage collateral provided the mortgage collateral is held by a third-party custodian pursuant to a tri-party security agreement.  Marketable securities pledged as collateral by the insurance company must be held by the FHLBNY’s third party custodian.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of June 30, 2019 and December 31, 2018, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$181,433	6.17%	$196,551	6.82%
Fixed long-term single-family mortgages	2,759,561	93.83	2,686,866	93.18

Total par value	2,940,994	100.00%	2,883,417	100.00%

Unamortized premiums	45,616		45,451
Unamortized discounts	(1,636)		(1,761)
Basis adjustment (b)	1,316		937

Total mortgage loans held-for-portfolio	2,986,290		2,928,044
Allowance for credit losses	(522)		(814)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,985,768		$2,927,230

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (FLA), was estimated at $36.8 million and $35.8 million at June 30, 2019 and December 31, 2018.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.2 million for the three and six months ended June 30, 2019 and 2018.  These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Allowance for credit losses:
Beginning balance	$797	$697	$814	$992
Charge-offs	—	(17)	—	(81)
Recoveries	—	65	—	214
Provision (Reversal) for credit losses on mortgage loans	(275)	72	(292)	(308)
Ending balance	$522	$817	$522	$817

	June 30, 2019	December 31, 2018
Ending balance, individually evaluated for impairment	$103	$238
Ending balance, collectively evaluated for impairment	419	576
Total Allowance for credit losses	$522	$814

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	June 30, 2019	December 31, 2018
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$2,985,768	$2,927,230
Non-performing mortgage loans - Conventional (a)(b)	$7,957	$8,453
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,309	$5,501

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

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Six months ended
	June 30, 2019			June 30, 2019	June 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$11,063	$11,009	$—	$11,018	$10,597
With a related allowance	906	894	103	931	1,027
Total individually measured for impairment	$11,969	$11,903	$103	$11,949	$11,624

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,507	$10,443	$—	$12,681
With a related allowance	993	974	238	1,161
Total individually measured for impairment	$11,500	$11,417	$238	$13,842

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

(d)         Represents the average recorded investment for the three and six months ended June 30, 2019 and the twelve months ended December 31, 2018.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Six months ended
	June 30, 2019			June 30, 2019	June 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$228,048	$222,506	$—	$228,876	$229,987
Uninsured loans	2,760,913	2,706,585	419	2,744,751	2,725,752
Total loans collectively measured for impairment	$2,988,961	$2,929,091	$419	$2,973,627	$2,955,739

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$233,064	$227,268	$—	$237,144
Uninsured loans	2,697,827	2,644,732	576	2,660,060
Total loans collectively measured for impairment	$2,930,891	$2,872,000	$576	$2,897,204

(a)         Represents the average recorded investment for the three and six months ended June 30, 2019 and the twelve months ended December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2019		December 31, 2018
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$13,400	$7,640	$17,635	$12,724
Past due 60 - 89 days	1,681	2,304	2,683	3,025
Past due 90 - 179 days	1,454	1,848	1,169	1,663
Past due 180 days or more	6,540	3,798	7,316	4,216
Total past due	23,075	15,590	28,803	21,628
Total current loans	2,749,807	212,458	2,680,524	211,436
Total mortgage loans	$2,772,882	$228,048	$2,709,327	$233,064
Other delinquency statistics:
Loans in process of foreclosure, included above	$4,935	$2,678	$5,149	$3,343
Number of foreclosures outstanding at period end	37	20	37	27
Serious delinquency rate (a)	0.30%	2.48%	0.31%	2.52%
Serious delinquent loans total used in calculation of serious delinquency rate	$8,222	$5,646	$8,525	$5,879
Past due 90 days or more and still accruing interest	$—	$5,646	$—	$5,879
Loans on non-accrual status	$7,994	$—	$8,485	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,339	$655	$7,398	$823
Modified loans under MPF® program	$1,415	$—	$1,423	$—
Real estate owned	$565		$767

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

Note 11.                                                  Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2019	December 31, 2018
Interest-bearing deposits
Interest-bearing demand	$1,231,957	$1,002,587
Term (a)	5,000	40,000
Total interest-bearing deposits	1,236,957	1,042,587
Non-interest-bearing demand	19,101	20,050
Total deposits (b)	$1,256,058	$1,062,637

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,236,957	2.31%	$1,042,587	1.73%
Non-interest-bearing deposits	19,101		20,050
Total deposits	$1,256,058		$1,062,637

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

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Consolidated obligation bonds-amortized cost	$78,185,752	$83,764,337
Hedge valuation basis adjustments	378,056	238,150
Hedge basis adjustments on de-designated hedges	141,711	131,497
FVO - valuation adjustments and accrued interest	23,857	19,792

Total Consolidated obligation bonds	$78,729,376	$84,153,776

Discount notes-amortized cost	$62,380,002	$50,631,066
Hedge value basis adjustments	(195)	—
FVO - valuation adjustments and remaining accretion	—	9,172

Total Consolidated obligation discount notes	$62,379,807	$50,640,238

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2019			December 31, 2018
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$61,218,690	2.35%	78.33%	$64,893,475	2.29%	77.48%
Over one year through two years	5,163,585	2.27	6.61	7,555,545	2.38	9.02
Over two years through three years	2,553,465	2.37	3.27	2,586,325	2.48	3.09
Over three years through four years	2,286,535	2.46	2.93	2,181,750	2.39	2.60
Over four years through five years	1,214,635	2.78	1.55	1,435,235	2.73	1.71
Thereafter	5,713,200	3.45	7.31	5,105,650	3.45	6.10

Total par value	78,150,110	2.44%	100.00%	83,757,980	2.39%	100.00%

Bond premiums (b)	62,239			42,647
Bond discounts (b)	(26,597)			(36,290)
Hedge valuation basis adjustments (c)	378,056			238,150
Hedge basis adjustments on de-designated hedges (d)	141,711			131,497
FVO (e) - valuation adjustments and accrued interest	23,857			19,792

Total Consolidated obligation-bonds	$78,729,376			$84,153,776

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)

Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate. LIBOR is the primary benchmark index; the FHLBNY may also hedge to the FF/OIS index.

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

(e)	Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$18,526,110	23.71%	$22,745,980	27.16%
Fixed-rate, callable	5,570,000	7.13	4,966,000	5.93
Step Up, callable	200,000	0.26	880,000	1.05
Single-index floating rate	53,854,000	68.90	55,166,000	65.86

Total par value	$78,150,110	100.00%	$83,757,980	100.00%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are Consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2019	December 31, 2018

Par value	$62,523,129	$50,805,481
Amortized cost	$62,380,002	$50,631,066
Hedge value basis adjustments (a)	(195)	—
FVO (b) - valuation adjustments and remaining accretion	—	9,172
Total discount notes	$62,379,807	$50,640,238

Weighted average interest rate	2.34%	2.34%

(a)         Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of discount notes due to changes in the designated benchmark rate.

(b)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

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

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Beginning balance	$161,129	$137,256	$161,718	$131,654
Additions from current period’s assessments	12,021	17,274	27,014	31,336
Net disbursements for grants and programs	(8,888)	(5,226)	(24,470)	(13,686)
Ending balance	$164,262	$149,304	$164,262	$149,304

Note 14.                                                  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure.  To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY.  A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan.  FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share.  It is not publicly traded.  An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.  The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice.  The FHLBNY’s Class B capital stock issued and outstanding was $5.8 billion at June 30, 2019 and $6.1 billion at December 31, 2018.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2019		December 31, 2018
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$948,250	$7,595,013	$797,783	$7,765,726
Total capital-to-asset ratio	4.00%	5.04%	4.00%	5.38%
Total capital (b)	$6,022,958	$7,595,013	$5,775,256	$7,765,726
Leverage ratio	5.00%	7.57%	5.00%	8.07%
Leverage capital (c )	$7,528,698	$11,392,519	$7,219,070	$11,648,589

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

	June 30, 2019	December 31, 2018

Redemption less than one year	$841	$229
Redemption from one year to less than three years	384	1,068
Redemption from three years to less than five years	416	425
Redemption from five years or greater	3,873	4,123

Total	$5,514	$5,845

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Beginning balance	$5,755	$18,764	$5,845	$19,945
Capital stock subject to mandatory redemption reclassified from equity	3,937	—	4,049	124
Redemption of mandatorily redeemable capital stock (a)	(4,178)	(1,057)	(4,380)	(2,362)
Ending balance	$5,514	$17,707	$5,514	$17,707
Accrued interest payable (b)	$117	$293	$117	$293

(a)               Redemption includes repayment of excess stock.

(b)               The annualized accrual rate was 6.35% for the three months ended June 30, 2019 and 6.50% for the three months ended June 30, 2018.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $639.9 million and $591.3 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2019 and December 31, 2018.

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

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$108,082	$155,174	$242,920	$281,399

Net income available to stockholders	$108,082	$155,174	$242,920	$281,399

Weighted average shares of capital	58,232	61,545	56,998	63,300
Less: Mandatorily redeemable capital stock	(74)	(181)	(66)	(186)
Average number of shares of capital used to calculate earnings per share	58,158	61,364	56,932	63,114

Basic earnings per share	$1.86	$2.53	$4.27	$4.46

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Defined Benefit Plan	$2,494	$1,875	$4,988	$3,750
Benefit Equalization Plans (defined benefit and defined contribution)	1,838	1,699	3,770	3,398
Defined Contribution Plans	616	587	1,277	1,229
Postretirement Health Benefit Plan	84	(79)	167	(159)

Total retirement plan expenses	$5,032	$4,082	$10,202	$8,218

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$316	$274	$632	$548
Interest cost	636	539	1,272	1,078
Amortization of unrecognized net loss	720	886	1,440	1,772

Net periodic benefit cost -Defined Benefit BEP	1,672	1,699	3,344	3,398

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	166	86	426	70
Total	$1,838	$1,785	$3,770	$3,468

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Service cost (benefits attributed to service during the period)	$21	$27	$42	$54
Interest cost on accumulated postretirement health benefit obligation	127	143	254	285
Amortization of loss/(gain)	—	191	—	382
Amortization of prior service (credit)/cost	(64)	(440)	(129)	(880)

Net periodic postretirement health benefit (income) (a)	$84	$(79)	$167	$(159)

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The majority of OTC derivative contracts at June 30, 2019 and December 31, 2018 were cleared derivatives, which are contracts transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (DCOs) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (FCM) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	June 30, 2019	December 31, 2018
Interest rate contracts
Interest rate swaps	$100,046,487	$105,280,821
Interest rate caps	803,000	803,000
Mortgage delivery commitments	27,958	12,682
Total interest rate contracts notionals	$100,877,445	$106,096,503

Credit Risk Due to Non-performance by Counterparties

Derivative transactions are customarily documented by the FHLBNY under industry standard master netting agreements, which provide that following an event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by the defaulting party.  Obligations under master netting agreements are customarily secured by collateral posted under an industry standard credit support annex to the master netting agreements.  The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing.  Based on the analysis of the rules, and legal analysis obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law.

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

	June 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$254,808	$416,687	$246,765	$162,650
Cleared derivatives	325,623	316,823	296,677	305,918
Total gross recognized amount	580,431	733,510	543,442	468,568
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(129,397)	(373,357)	(134,413)	(142,097)
Cleared derivatives	(316,823)	(316,823)	(295,324)	(295,324)
Total gross amounts of netting adjustments and cash collateral	(446,220)	(690,180)	(429,737)	(437,421)
Net amounts after offsetting adjustments and cash collateral	$134,211	$43,330	$113,705	$31,147

Uncleared derivatives	$125,411	$43,330	$112,352	$20,553
Cleared derivatives	8,800	—	1,353	10,594
Total net amounts after offsetting adjustments and cash collateral	$134,211	$43,330	$113,705	$31,147
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$116	$7	$57	$—
Total derivative assets and total derivative liabilities
Uncleared derivatives	125,527	43,337	112,409	20,553
Cleared derivatives	8,800	—	1,353	10,594
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$134,327	$43,337	$113,762	$31,147
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$251,318	$—	$239,813	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(115,065)	—	(102,682)	—
Total net amount of non-cash collateral received or repledged	$136,253	$—	$137,131	$—
Total net exposure cash and non-cash (e)	$270,580	$43,337	$250,893	$31,147
Net unsecured amount - Represented by:
Uncleared derivatives	$10,462	$43,337	$9,727	$20,553
Cleared derivatives	260,118	—	241,166	10,594
Total net exposure cash and non-cash (e)	$270,580	$43,337	$250,893	$31,147

(a)         Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables; net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$56,584,487	$436,094	$605,023
Total derivatives in hedging relationships under ASC 815	56,584,487	436,094	605,023

Derivatives not designated as hedging instruments
Interest rate swaps	42,500,000	129,119	123,569
Interest rate caps	803,000	424	3
Mortgage delivery commitments	27,958	116	7
Other (b)	962,000	14,794	4,915
Total derivatives not designated as hedging instruments	44,292,958	144,453	128,494

Total derivatives before netting and collateral adjustments	$100,877,445	580,547	733,517
Netting adjustments		(420,440)	(420,440)
Cash Collateral and related accrued interest		(25,780)	(269,740)
Total netting adjustments and cash collateral		(446,220)	(690,180)
Total derivative assets and total derivative liabilities		$134,327	$43,337
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,318
Security collateral received from counterparty (c)		(115,065)
Net security		136,253
Net exposure		$270,580

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$60,701,776	$390,670	$314,448
Total derivatives in hedging relationships under ASC 815	60,701,776	390,670	314,448

Derivatives not designated as hedging instruments
Interest rate swaps	43,913,045	145,726	144,190
Interest rate caps	803,000	644	—
Mortgage delivery commitments	12,682	57	—
Other (b)	666,000	6,402	9,930
Total derivatives not designated as hedging instruments	45,394,727	152,829	154,120

Total derivatives before netting and collateral adjustments	$106,096,503	543,499	468,568
Netting adjustments		(372,917)	(372,917)
Cash Collateral and related accrued interest		(56,820)	(64,504)
Total netting adjustments and cash collateral		(429,737)	(437,421)
Total derivative assets and total derivative liabilities		$113,762	$31,147
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$239,813
Security collateral received from counterparty (c)		(102,682)
Net security		137,131
Net exposure		$250,893

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

(c)          Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2019 and December 31, 2018.

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

We adopted the ASU and the reporting and disclosure requirements prospectively.  The new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item in the Statements of income.  Prior period comparative financial information was not reclassified to conform to current presentation.  Certain post-adoption quantitative tabular disclosures required under ASU 2017-12 have been expanded to include the comparative period.  We believe that the use of post-adoption tabular disclosures to include comparative information is not akin to the adoption of the ASU on a retrospective basis, since it only affects the manner in which previously recorded amounts are disclosed.

The FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which adds the OIS rate based on SOFR as an approved U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The other interest rates in the United States that are eligible benchmarks under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  The FHLBNY’s primary benchmark is LIBOR, and the Fed funds indexed rate is an alternative benchmark.  The FHLBNY expects to implement the SOFR rate as another benchmark rate for interest rate hedging in the fourth quarter of 2019.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended June 30,
	2019		2018
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(360,128)	$—	$—	$37,981

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$359,340	$—	$—	$(39,967)

	Gains (Losses) on Fair Value Hedges
	Six months ended June 30,
	2019		2018
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(521,712)	$—	$—	$226,158

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$519,612	$—	$—	$(226,536)

Gains/(losses) represent changes in fair values of derivatives and hedged items due to changes in the designated benchmark interest rates.  Beginning in 2019, gains and losses on ASC 815 hedges are recorded in the same line in the Statements of income as the hedged assets and hedged liabilities.  Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged items were recorded in Other income (loss).

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at June 30, 2019 and December 31, 2018, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges.  The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statement of condition (in thousands):

	June 30, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$42,507,616	$399,393	$—
Hedged AFS debt securities - (Loss) in AOCI	389,607	(13,362)	—
De-designated advances (b)	—	—	374
	$42,897,223	$386,031	$374

Liabilities:
Hedged consolidated obligation bonds	$8,099,353	$(378,056)	$—
Hedged consolidated obligation discount notes	2,741,125	195	—
De-designated consolidated obligation bonds (b)	—	—	(141,711)
	$10,840,478	$(377,861)	$(141,711)

	December 31, 2018
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$45,904,804	$(255,426)	$—
De-designated advances (b)	—	—	402
	$45,904,804	$(255,426)	$402
Liabilities:
Hedged consolidated obligation bonds	$11,664,558	$(238,150)	$—
De-designated consolidated obligation bonds (b)	—	—	(131,497)
	$11,664,558	$(238,150)	$(131,497)

(a)   Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis.

(b)   The carrying amounts of de-designated hedged items were not included in the carrying amounts of hedged assets/liabilities as de-designated advances and debt are no longer hedged.  Par amounts of de-designated advances were not material; par amounts of de-designated CO bonds were approximately $1.0 billion.  Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain until the items are derecognized from the balance sheet.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

FHLBNY hedges the variability of forecasted cash flows associated primarily with forecasted transactions.  Variable cash flows from forecasted liabilities are synthetically converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps.  Prior to the adoption of ASU 2017-12, ASC 815 required the risk being hedged as the risk of overall variability in the hedged cash flows due to changes in the benchmark rate.  With the adoption of ASU 2017-12, the FHLBNY may hedge the variability from changes in a contractually specified rate and recognize the entire change in fair value of the cash flow hedging instruments in Accumulated other comprehensive income (loss) AOCI.  Prior to the adoption of ASU 2017-12, to the extent that these derivatives were not fully effective, changes in their fair values in excess of changes in the value of the hedged transactions were immediately included in Other income (loss). With the adoption of ASU 2017-12, such amounts are no longer required to be immediately recognized in earnings, but instead the full change in the value of the hedging instrument is required to be recorded in AOCI, and then recognized in earnings in the same period that the cash flows impact earnings.

Accordingly, for hedges of forecasted debt issuance, changes in fair value of interest rate swap will remain in AOCI and will be included in the earnings of future periods when the forecasted hedged cash flows impact earnings.  However, if it becomes probable that some or all of the hedged forecasted transactions will not occur, any amounts that remain in AOCI related to these transactions must be immediately reflected in Other income (loss).

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

Notes to Financial Statements — Unaudited

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended June 30,
	2019			2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(116)	$(69,786)	$(69,670)	$68	$125	$23,157	$23,089

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Six months ended June 30,
	2019			2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(139)	$(112,500)	$(112,361)	$33	$30	$77,895	$77,862

(a)        Primarily consists of benchmark interest rate swaps indexed to LIBOR.  For periods after January 1, 2019, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.

(b)        Amounts represent amortization of gains (losses) related to closed cash flow hedges that were reclassified during the period to interest expense as a yield adjustment.  Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense.  If debt is held to maturity, losses in AOCI will be relieved through amortization.  It is expected that over the next 12 months, $0.6 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.

(c)         Amount represents the ineffectiveness recorded in the prior year periods through Other income (loss).  Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter.

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

The FHLBNY may alternatively elect to account for instruments at fair value under the fair value option.  Once the irrevocable election is made upon issuance of the debt or asset, the full change in fair value of the instrument is reported in earnings.  If the FVO instrument is in an economic hedge, changes in fair value of the related interest rate swap are also reflected in earnings, which provides a natural offset to the FVO instrument’s fair value change.  To the extent that the two amounts differ because the full change in the fair value of the FVO instrument includes risks not offset by the interest rate swap, the difference is automatically captured in current earnings.  Economic hedges are also employed when the hedged item itself is marked-to-market through current earnings, such as hedges of commitments to originate one- to four-family mortgage loans.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2019(a)	2018(b)	2019(a)	2018(b)
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(39,497)	$(2,474)	$(51,632)	$(23,911)
Caps	125	(988)	(217)	320
Mortgage delivery commitments	303	38	500	(146)
Total Gains (losses) on derivatives in economic hedges	$(39,069)	$(3,424)	$(51,349)	$(23,737)

(a)    In the 2019 periods, subsequent to the adoption of ASU 2017-12, derivative gains and losses arising from economic hedges are reported in Other income (loss) in the Statements of income.  Total derivative gains (losses) in the table will agree to the Statements of income.  Losses were primarily driven by interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities; and, to a lesser extent, by interest rate basis swaps hedging basis risk of floating-rate CO bonds that were indexed to other than the 3-month LIBOR benchmark.

(b)    In the 2018 periods, total derivative gains (losses) in the table has also reported the effects of derivatives in economic hedges.  As a result, totals in the table 2018 periods will not agree to derivatives gains (losses) reported in the 2018 Statements of income, which also includes the hedging effects of ASC 815 qualifying hedges.  As permitted under the ASU, prior year information has not been reclassified to reporting classifications under ASU 2017-12.  In the 2018 periods, derivative losses were primarily due to changes in fair values on basis swaps in economic hedges of floating-rate debt and associated swap interest accruals.

Note 18.                 Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2019
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$49,197	$49,197	$49,197	$—	$—	$—
Securities purchased under agreements to resell	9,285,000	9,285,058	—	9,285,058	—	—
Federal funds sold	9,240,000	9,240,110	—	9,240,110	—	—
Trading securities	7,923,280	7,923,280	7,919,877	3,403	—	—
Equity Investments	56,167	56,167	56,167	—	—	—
Available-for-sale securities	2,506,228	2,506,228	—	2,506,228	—	—
Held-to-maturity securities	15,463,781	15,715,053	—	14,430,031	1,285,022	—
Advances	102,428,756	102,487,902	—	102,487,902	—	—
Mortgage loans held-for-portfolio, net	2,985,768	2,993,809	—	2,993,809	—	—
Accrued interest receivable	361,290	361,290	—	361,290	—	—
Derivative assets	134,327	134,327	—	580,547	—	(446,220)
Other financial assets	565	565	—	—	565	—

Liabilities
Deposits	1,256,058	1,256,068	—	1,256,068	—	—
Consolidated obligations
Bonds	78,729,376	78,917,050	—	78,917,050	—	—
Discount notes	62,379,807	62,388,408	—	62,388,408	—	—
Mandatorily redeemable capital stock	5,514	5,514	5,514	—	—	—
Accrued interest payable	206,802	206,802	—	206,802	—	—
Derivative liabilities	43,337	43,337	—	733,517	—	(690,180)
Other financial liabilities	45,408	45,408	45,408	—	—	—

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$85,406	$85,406	$85,406	$—	$—	$—
Securities purchased under agreements to resell	4,095,000	4,095,150	—	4,095,150	—	—
Federal funds sold	7,640,000	7,639,998	—	7,639,998	—	—
Trading securities	5,810,512	5,810,512	5,304,329	506,183	—	—
Equity Investments	48,179	48,179	48,179	—	—	—
Available-for-sale securities	422,216	422,216	—	422,216	—	—
Held-to-maturity securities	17,474,826	17,445,756	—	16,126,662	1,319,094	—
Advances	105,178,833	105,137,214	—	105,137,214	—	—
Mortgage loans held-for-portfolio, net	2,927,230	2,852,611	—	2,852,611	—	—
Loans to other FHLBanks	250,000	250,000	—	250,000	—	—
Accrued interest receivable	275,256	275,256	—	275,256	—	—
Derivative assets	113,762	113,762	—	543,499	—	(429,737)
Other financial assets	767	767	—	—	767	—

Liabilities
Deposits	1,062,637	1,062,625	—	1,062,625	—	—
Consolidated obligations
Bonds	84,153,776	83,912,990	—	83,912,990	—	—
Discount notes	50,640,238	50,638,448	—	50,638,448	—	—
Mandatorily redeemable capital stock	5,845	5,845	5,845	—	—	—
Accrued interest payable	223,570	223,570	—	223,570	—	—
Derivative liabilities	31,147	31,147	—	468,568	—	(437,421)
Other financial liabilities	86,095	86,095	86,095	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.  The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2019 and December 31, 2018.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

When a PLMBS is deemed to be OTTI, it is recorded at fair value.  The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable. See Note 8. Held-to-Maturity securities for impairment information and recorded OTTI.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2019 and December 31, 2018.

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

•                              Federal funds curve (FF/OIS curve).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Mortgage delivery commitments (considered a derivative) — TBA security prices are adjusted for differences in coupon, average loan rate and seasoning.  To be announced (TBA) is the term describing forward-settling MBS trades issued by Freddie Mac, Fannie Mae, and Ginnie Mae trade in the TBA market.  The FHLBNY incorporates the overnight indexed swap (FF/OIS) curves as fair value measurement inputs for the valuation of its derivatives, as the FF/OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant FF/OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The FF/OIS curve is an input to the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2019 and December 31, 2018.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2019 and December 31, 2018, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,403	$—	$3,403	$—	$—
U.S. Treasury securities	7,919,877	7,919,877	—	—	—
Equity Investments	56,167	56,167	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	2,506,228	—	2,506,228	—	—
Derivative assets (a)
Interest-rate derivatives	134,211	—	580,431	—	(446,220)
Mortgage delivery commitments	116	—	116	—	—

Total recurring fair value measurement - assets	$10,620,002	$7,976,044	$3,090,178	$—	$(446,220)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	(3,238,857)	—	(3,238,857)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(43,330)	—	(733,510)	—	690,180
Mortgage delivery commitments	(7)	—	(7)	—	—

Total recurring fair value measurement - liabilities	$(3,282,194)	$—	$(3,972,374)	$—	$690,180

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$502,849	$—	$502,849	$—	$—
Corporate notes	3,334	—	3,334	—	—
U.S. Treasury securities	5,304,329	5,304,329	—	—	—
Equity Investments	48,179	48,179	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	422,216	—	422,216	—	—
Derivative assets (a)
Interest-rate derivatives	113,705	—	543,442	—	(429,737)
Mortgage delivery commitments	57	—	57	—	—

Total recurring fair value measurement - assets	$6,394,669	$5,352,508	$1,471,898	$—	$(429,737)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	(3,180,086)	—	(3,180,086)	—	—
Bonds (to the extent FVO is elected) (b)	(5,159,792)	—	(5,159,792)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(31,147)	—	(468,568)	—	437,421

Total recurring fair value measurement - liabilities	$(8,371,025)	$—	$(8,808,446)	$—	$437,421

(a)               Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)               Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended June 30, 2019
	Fair Value	Level 1	Level 2	Level 3

Real estate owned	$293	$—	$—	$293

	During the period ended December 31, 2018
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$741	$—	$741	$—
Real estate owned	795	—	—	795
Total non-recurring assets at fair value	$1,536	$—	$741	$795

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended June 30, 2019 and December 31, 2018, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2019 and December 31, 2018.

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

No advances elected under the FVO were outstanding in the three and six months ended June 30, 2019.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30,
	2018	2019	2018	2019	2018
	Advances	Bonds		Discount Notes

Balance, beginning of the period	$751,568	$(7,367,064)	$(129,721)	$(994,773)	$(1,566,028)
Maturities and terminations	(500,000)	4,110,000	100,000	987,355	1,564,375
Net gains (losses) on financial instruments held under fair value option	(632)	(2,653)	49	293	274
Change in accrued interest/unaccreted balance	(404)	20,860	(112)	7,125	1,379

Balance, end of the period	$250,532	$(3,238,857)	$(29,784)	$—	$—

	Six months ended June 30,
	2018	2019	2018	2019	2018
	Advances	Bonds		Discount Notes

Balance, beginning of the period	$2,205,624	$(5,159,792)	$(1,131,074)	$(3,180,086)	$(2,312,621)
New transactions elected for fair value option	—	(3,220,000)	(115,000)	—	(1,564,375)
Maturities and terminations	(1,950,000)	5,145,000	1,215,000	3,170,915	3,873,993
Net gains (losses) on financial instruments held under fair value option	(415)	(2,711)	48	(113)	5
Change in accrued interest/unaccreted balance	(4,677)	(1,354)	1,242	9,284	2,998

Balance, end of the period	$250,532	$(3,238,857)	$(29,784)	$—	$—

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$4,170	$(632)	$3,538

	Six months ended June 30,
	2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$8,801	$(415)	$8,386

	Three months ended June 30,
	2019			2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(33,398)	$(2,653)	$(36,051)	$(611)	$49	$(562)
Consolidated obligation discount notes	(5,519)	293	(5,226)	(5,745)	274	(5,471)

	$(38,917)	$(2,360)	$(41,277)	$(6,356)	$323	$(6,033)

	Six months ended June 30,
	2019			2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(66,879)	$(2,711)	$(69,590)	$(4,169)	$48	$(4,121)
Consolidated obligation discount notes	(22,800)	(113)	(22,913)	(12,332)	5	(12,327)

	$(89,679)	$(2,824)	$(92,503)	$(16,501)	$53	$(16,448)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligation bonds (b)	$3,215,000	$3,238,857	$23,857

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligation bonds (b)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (c)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

	June 30, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$250,000	$250,532	$532

Consolidated obligation bonds (b)	$30,000	$29,784	$(216)

(a)         Advances — No advances elected under the FVO were outstanding at June 30, 2019 and December 31, 2018.  From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis on advances that were primarily short- and intermediate-term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The FHLBNY has elected the FVO for certain short-term CO bonds, primarily fixed-rate shorter-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.

(c)          No discount notes elected under the FVO were outstanding at June 30, 2019 and June 30, 2018.  When discount notes were elected under the FVO, election was made because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of June 30, 2019 and December 31, 2018.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $28.0 million and $12.7 million of mortgage loans at June 30, 2019 and December 31, 2018.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

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

On bilateral derivatives, the FHLBNY had posted $269.7 million and $64.5 million in cash to derivative counterparties at June 30, 2019 and December 31, 2018.  In addition, for cleared derivatives, the FHLBNY had pledged marketable securities of $251.3 million and $239.8 million to DCOs at June 30, 2019 and December 31, 2018.  Further information is provided in Note 17.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged mortgage-backed securities of $4.2 million and $4.5 million to the FDIC to collateralize deposits placed by the FDIC at June 30, 2019 and December 31, 2018.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2019 and $1.9 million and $3.6 million for the same periods in the prior year.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at a cost estimated to be $3.1 million.  Components of the offsite agreement are generally renewable up to five years.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies as of June 30, 2019 (in thousands):

	June 30, 2019
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$61,218,690	$7,717,050	$3,501,170	$5,713,200	$78,150,110
Consolidated obligation discount notes at par	62,523,129	—	—	—	62,523,129
Mandatorily redeemable capital stock (a)	841	384	416	3,873	5,514
Premises (lease obligations) (b)	6,192	15,133	15,958	74,368	111,651
Remote backup site	724	1,257	1,133	—	3,114
Other liabilities (c)	76,615	9,819	7,922	59,326	153,682

Total contractual obligations	123,826,191	7,743,643	3,526,599	5,850,767	140,947,200

Other commitments
Standby letters of credit (d)	19,398,531	124,205	6,938	—	19,529,674
Consolidated obligation bonds/discount notes traded not settled	470,302	—	—	—	470,302
Commitments to fund additional advances	200,000	—	—	—	200,000
Commitments to fund pension	9,321	—	—	—	9,321
Open delivery commitments (MPF)	27,958	—	—	—	27,958

Total other commitments	20,106,112	124,205	6,938	—	20,237,255

Total obligations and commitments	$143,932,303	$7,867,848	$3,533,537	$5,850,767	$161,184,455

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

(b)         In the fourth quarter of 2018, a long-term lease was executed for our New Jersey operating space.  The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019.  Upon adoption, all lease obligations, including legacy leases are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability.  Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments.  Immaterial amounts of equipment and other leases have been excluded in the table above.

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

Operating Lease commitments

Effective January 1, 2019, the FHLBNY adopted new guidance under ASU 2016-02, Leases (Topic 842) that requires lessees to recognize on the balance sheet all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.  Legacy operating lease contracts were recorded at adoption that resulted in the recognition of lease liabilities of $83.9 million and ROU assets of $71.6 million as of January 1, 2019.  The adoption of the new lease guidance did not have a material impact on the FHLBNY’s Statements of income.  The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future net minimum rental payments/receivables or to the net rental expense when compared to December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

At June 30, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises.  These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments.  Operating leases also include backup datacenters and certain office equipment.  Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term.  ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received.  Rental expense associated with operating leases is recognized on a straight-line basis over the lease term.  Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income.  ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

		June 30, 2019
Operating Leases (a)
Right-of-use assets		$74,602
Lease Liabilities		$87,971

		Three months ended June 30, 2019	Six months ended June 30, 2019
Operating Lease Expense		$1,899	$3,716
Operating cash flows - Cash Paid		$1,658	$3,191

Weighted Average Discount Rate		3.33%
Weighted Average Remaining Lease Term		13.70 Years

	Remaining maturities through
Operating lease liabilities	June 30, 2019	December 31, 2018
Remainder of 2019	$3,496	$6,687
2020	7,361	6,927
2021	7,381	6,860
2022	7,475	6,949
2023	7,841	7,282
Thereafter	77,208	72,036
Total undiscounted lease payments	110,762	$106,741
Imputed interest	(22,791)
Total operating lease liabilities	$87,971

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

Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2019 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2019 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $8.0 million and $8.6 million at June 30, 2019 and December 31, 2018.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2019, compared to $0.6 million and $1.4 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At June 30, 2019 and December 31, 2018, outstanding notional amounts were $481.0 million and $333.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2019 and December 31, 2018 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2019, overnight loans extended to other FHLBanks averaged $17.0 million and $12.7 million compared to $1.4 million and $1.8 million in the same periods in the prior year.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the six months ended June 30, 2019, the FHLBNY borrowed a total of $750.0 million in overnight loans from other FHLBanks.  The borrowings averaged $2.8 million for the six months ended June 30, 2019.  Interest expense was immaterial.  There were no borrowings from other FHLBanks in the six months ended June 30, 2018.

Cash and Due from Banks

During the first six months of the current year, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at June 30, 2019 and December 31, 2018 and transactions for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	June 30, 2019	December 31, 2018
	Related	Related
Assets
Advances	$102,428,756	$105,178,833
Loans to other FHLBanks	—	250,000
Accrued interest receivable	261,876	202,404

Liabilities and capital
Deposits	$1,256,058	$1,062,637
Mandatorily redeemable capital stock	5,514	5,845
Accrued interest payable	229	373
Affordable Housing Program (a)	164,262	161,718
Other liabilities (b)	45,408	86,095

Capital	$7,547,150	$7,746,622

(a)         Represents funds not yet allocated or disbursed to AHP programs.

(b)         Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Related	Related	Related	Related
Interest income
Advances	$704,936	$629,485	$1,396,832	$1,175,945
Interest-bearing deposits	2	1	3	2
Loans to other FHLBanks	104	6	154	13

Interest expense
Deposits	$5,976	$4,443	$11,941	$7,948
Mandatorily redeemable capital stock	108	293	208	626
Cash collateral held and other borrowings	—	—	50	—

Service fees and other	$4,117	$3,412	$8,248	$6,751

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

The top ten advance holders at June 30, 2019, December 31, 2018 and June 30, 2018 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2019
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$23,150,000	22.69%	$172,617	34.49%	$306,535	31.77%
Metropolitan Life Insurance Company	New York	NY	14,245,000	13.96	97,123	19.41	192,359	19.94
New York Community Bank (b)	Westbury	NY	11,627,661	11.40	64,027	12.79	128,552	13.33
Investors Bank (b)	Short Hills	NJ	5,635,474	5.52	31,527	6.30	59,733	6.19
Signature Bank	New York	NY	5,362,364	5.26	35,219	7.04	68,317	7.08
AXA Equitable Life Insurance Company	New York	NY	3,990,415	3.91	25,004	5.00	49,947	5.18
Sterling National Bank	Montebello	NY	3,765,000	3.69	18,677	3.73	42,937	4.45
Valley National Bank (b)	Wayne	NJ	3,530,000	3.46	21,846	4.36	41,705	4.32
New York Life Insurance Company	New York	NY	3,000,000	2.94	20,974	4.19	42,967	4.45
HSBC Bank USA, National Association (c)	New York	NY	2,000,000	1.96	13,478	2.69	31,776	3.29
Total			$76,305,914	74.79%	$500,492	100.00%	$964,828	100.00%

(a)              Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)              At June 30, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

(c)              Effective second quarter 2019, location changed from McLean, VA to New York, NY.

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

(b)             At June 30, 2018, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	64 - 65
1.1	Financial Condition	66
2.1 - 2.6	Advances	69 -72
3.1 - 3.8	Investments	73 - 77
4.1 - 4.3	Mortgage Loans	78
5.1 - 5.10	Consolidated Obligations	80 - 83
6.1 - 6.4	Capital	84 - 85
7.1	Derivatives	86
8.1 - 8.3	Liquidity	87 - 88
8.4	Short-Term Debt	89
9.1 - 9.13	Results of Operations	90 - 105
10.1	Assessments	106

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

Financial Performance — 2019 Second Quarter compared to 2018 Second Quarter

Net income — In the second quarter of the current year, Net income was $108.1 million, a decrease of $47.1 million, or 30.3%, compared to the same period in the prior year. For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and less Affordable Housing Program assessments.

Net interest income, a key measure of our earnings declined in the current period.  In the second quarter of the current year, Net interest income was $163.9 million, a decrease of $43.8 million, or 21.1%, from the same period in the prior year, primarily due to lower net interest margin earned on advances.  Advance mix shifted to short-term fixed-rate products that typically yield lower margins.  Our liquidity portfolio of overnight federal fund sold and securities purchased under agreements to resell yield lower interest margins, as does our portfolio of highly-liquid U.S. treasury obligations that supplement our liquidity profile.  Our cost of funds, specifically the pricing of variable-rate CO bonds have been less favorable in the current year period.  The pressure on our interest margin is not unexpected, and the factors outlined above resulted in compression of the Net interest spread in the 2019 second quarter that declined year-over-year by 12 basis points to 32 basis points.

Other income (loss), which is primarily comprised of fee revenues from banking services and financial letters of credit, fair value gains/losses on debt and equity securities, and fair value gains/losses from derivatives and instruments elected under the fair value option.  Other income (loss) reported a net loss of $1.3 million in the current year quarter.  Derivatives in economic hedges, primarily hedges of U.S. Treasury securities, reported fair value losses of $39.1 million, partly offset by gains of $33.9 million recorded on Treasury securities.  In the prior year quarter, Other income (loss) reported a net loss of $0.7 million.

Other expenses, which is primarily comprised of operating expenses and expenses for compensation and benefits, were $42.4 million in the current year period, compared to $34.5 million in the prior year period.

Assessments towards our obligations for the Affordable Housing Program were $12.0 million in the current year period, compared to $17.3 million in the prior year period.

Dividend payments — A quarterly cash dividend of $1.57 per share of capital (6.35% annualized) was paid in the three months ended June 30, 2019, compared to $1.60 per share of capital stock (6.50% annualized) paid in the same period in 2018.

Financial Condition — June 30, 2019 compared to December 31, 2018

Total assets increased to $150.6 billion at June 30, 2019 from $144.4 billion at December 31, 2018, an increase of $6.2 billion, or 4.3%.

Capital ratios — Our capital position remains strong.  At June 30, 2019, actual risk-based capital was $7.6 billion, compared to required risk-based capital of $948.3 million.  To support $150.6 billion of total assets at June 30, 2019, the minimum required total capital was $6.0 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.6 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and liquidity reserves discussed below, liquid assets at June 30, 2019 included $46.9 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $18.5 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.5 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under certain stressed scenarios.  We remain in compliance with regulations under such scenarios.  We also have other liquidity measures in place, deposit liquidity and operational liquidity, and those liquidity buffers remain in excess of required reserves.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury notes, GSE-issued securities and Ambac corporate notes.  Trading investments are carried at fair value, with changes recorded through earnings.  At June 30, 2019, trading investments were $7.9 billion in U.S. Treasury securities and $3.4 million in corporate notes.  We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Advances — Par balances decreased at June 30, 2019 to $102.0 billion, compared to $105.4 billion at December 31, 2018.  Short-term fixed-rate advances increased by 50.3% to $22.5 billion at June 30, 2019, up from $15.0 billion at December 31, 2018.  ARC advances, which are adjustable-rate borrowings, decreased by 11.9% to $20.6 billion at June 30, 2019, compared to $23.3 billion at December 31, 2018.  Overnight advances decreased by 38.0% to $4.8 billion at June 30, 2019 compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $378.6 million at June 30, 2019 and $422.2 million at December 31, 2018. Long-term investments of fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.1 billion at June 30, 2019 and $0 at December 31, 2018.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS.  The transfer enhances our balance sheet management.

In the HTM portfolio, long-term investments at June 30, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio were $14.3 billion at June 30, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio.

In the HTM portfolio, fixed- and floating-rate housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at June 30, 2019 and December 31, 2018.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds.  The investments were carried on the balance sheet at fair values of $56.2 million at June 30, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at June 30, 2019, an increase of $57.6 million from the balance at December 31, 2018.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Advances — We expect that our book of advance business may decline in 2019.  The pace of balance sheet growth in the prior year was concentrated along short-term borrowing.  Additionally, the borrowing activities of a few large members have been the predominant driver of increases or decreases in our book of advance business.  In our forecasts for 2019, short-term borrowings will continue to be a significant percentage of our book of advance business.  However, we cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At June 30, 2019, three members’ advance borrowings totaled 48.1 % of total par advances — Citibank, N.A. 22.7% (19.0% at December 31, 2018), Metropolitan Life Insurance Company 14.0% (13.5% at December 31, 2018), and New York Community Bank 11.4% (12.4% at December 31, 2018).

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to find, and implement the transition to suitable replacements for LIBOR.  The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR.  As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR.  More information is provided under Market and Economic Risks in Item 1A. Risk Factor’s included in the FHLBNY’s most recent Form 10-K filed on March 21, 2019.

We have created a program that focuses on achieving an orderly transition from LIBOR to SOFR as the alternative risk-free reference rate for us and offer SOFR-linked advances to our members.

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2019	2019	2018	2018	2018

Investments (a)	$44,474	$39,807	$35,741	$42,229	$42,269
Advances	102,429	99,132	105,179	100,166	110,782
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,986	2,941	2,927	2,910	2,887
Total assets	150,574	142,575	144,381	145,857	156,560
Deposits and borrowings	1,256	1,356	1,063	936	1,191
Consolidated obligations, net
Bonds	78,729	80,150	84,154	85,910	101,392
Discount notes	62,380	53,036	50,640	50,821	45,470
Total consolidated obligations	141,109	133,186	134,794	136,731	146,862
Mandatorily redeemable capital stock	6	6	6	7	18
AHP liability	164	161	162	161	149
Capital
Capital stock	5,841	5,671	6,066	5,856	6,276
Retained earnings
Unrestricted	1,108	1,110	1,103	1,112	1,090
Restricted	640	618	591	567	535
Total retained earnings	1,748	1,728	1,694	1,679	1,625
Accumulated other comprehensive income (loss)	(42)	(24)	(13)	47	21
Total capital	7,547	7,375	7,747	7,582	7,922
Equity to asset ratio (c)(j)	5.01%	5.17%	5.37%	5.20%	5.06%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2019	2019	2018	2018	2018	2019	2018

Investments (a)	$43,253	$41,583	$42,264	$45,246	$43,591	$42,422	$42,979
Advances	101,562	97,127	99,409	107,180	107,740	99,357	112,724
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,963	2,933	2,919	2,903	2,884	2,948	2,886
Total assets	148,615	142,387	145,215	155,923	154,723	145,518	159,091
Interest-bearing deposits and other borrowings	1,050	1,052	881	1,076	1,078	1,051	1,087
Consolidated obligations, net
Bonds	80,528	80,694	88,424	95,245	94,746	80,611	95,253
Discount notes	58,537	52,404	47,500	50,979	50,420	55,487	54,113
Total consolidated obligations	139,065	133,098	135,924	146,224	145,166	136,098	149,366
Mandatorily redeemable capital stock	7	6	6	12	18	7	19
AHP liability	161	159	160	152	141	160	137
Capital
Capital stock	5,816	5,589	5,821	6,161	6,136	5,703	6,343
Retained earnings
Unrestricted	1,095	1,088	1,094	1,082	1,068	1,092	1,064
Restricted	626	601	576	547	515	613	502
Total retained earnings	1,721	1,689	1,670	1,629	1,583	1,705	1,566
Accumulated other comprehensive income (loss)	(30)	(18)	48	26	11	(24)	(5)
Total capital	7,507	7,260	7,539	7,816	7,730	7,384	7,904

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2019	2019	2018	2018	2018	2019	2018
Net income	$108	$135	$122	$157	$155	$243	$281
Net interest income (d)	164	177	185	211	208	341	401
Dividends paid in cash (e)	88	101	107	103	105	189	207
AHP expense	12	15	13	18	17	27	31
Return on average equity (f)(g)(j)	5.77%	7.53%	6.46%	7.94%	8.05%	6.63%	7.18%
Return on average assets (g)(j)	0.29%	0.38%	0.34%	0.40%	0.40%	0.34%	0.36%
Other non-interest income (loss)	(1)	13	(5)	—	—	12	(19)
Operating expenses (h)	36	34	39	31	28	70	57
Finance Agency and Office of Finance expenses	4	4	4	4	4	8	8
Total other expenses (k)	43	40	44	38	34	83	69
Operating expenses ratio (g)(i)(j)	0.10%	0.10%	0.11%	0.08%	0.07%	0.10%	0.07%
Earnings per share	$1.86	$2.41	$2.12	$2.51	$2.53	$4.27	$4.46
Dividends per share	$1.57	$1.74	$1.74	$1.68	$1.60	$3.31	$3.24
Headcount (Full/part time)	337	322	314	308	324	337	324

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $0.5 million, $0.8 million, $0.8 million, $0.8 million and $0.8 million for the periods ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:                                       Statements of Condition — Period-Over-Period Comparison

				Net change in	Net change in
(Dollars in thousands)	June 30, 2019	December 31, 2018		dollar amount	percentage
Assets
Cash and due from banks	$49,197	$85,406		$(36,209)	(42.40)%
Securities purchased under agreements to resell	9,285,000	4,095,000		5,190,000	126.74
Federal funds sold	9,240,000	7,640,000		1,600,000	20.94
Trading securities	7,923,280	5,810,512		2,112,768	36.36
Equity Investments	56,167	48,179		7,988	16.58
Available-for-sale securities	2,506,228	422,216		2,084,012	493.59
Held-to-maturity securities	15,463,781	17,474,826		(2,011,045)	(11.51)
Advances	102,428,756	105,178,833		(2,750,077)	(2.61)
Mortgage loans held-for-portfolio	2,985,768	2,927,230		58,538	2.00
Loans to other FHLBanks	—	250,000	(a)	(250,000)	(100.00)
Accrued interest receivable	361,290	275,256		86,034	31.26
Premises, software, and equipment	56,850	51,572		5,278	10.23
Operating lease right-of-use assets	74,602	—		74,602	NM
Derivative assets	134,327	113,762		20,565	18.08
Other assets	8,713	8,602		111	1.29

Total assets	$150,573,959	$144,381,394		$6,192,565	4.29%

Liabilities
Deposits
Interest-bearing demand	$1,231,957	$1,002,587		$229,370	22.88%
Non-interest-bearing demand	19,101	20,050		(949)	(4.73)
Term	5,000	40,000		(35,000)	(87.50)

Total deposits	1,256,058	1,062,637		193,421	18.20

Consolidated obligations
Bonds	78,729,376	84,153,776		(5,424,400)	(6.45)
Discount notes	62,379,807	50,640,238		11,739,569	23.18
Total consolidated obligations	141,109,183	134,794,014		6,315,169	4.69

Mandatorily redeemable capital stock	5,514	5,845		(331)	(5.66)

Accrued interest payable	206,802	223,570		(16,768)	(7.50)
Affordable Housing Program	164,262	161,718		2,544	1.57
Derivative liabilities	43,337	31,147		12,190	39.14
Other liabilities	153,682	355,841		(202,159)	(56.81)
Operating lease liabilities	87,971	—		87,971	NM

Total liabilities	143,026,809	136,634,772		6,392,037	4.68

Capital	7,547,150	7,746,622		(199,472)	(2.57)

Total liabilities and capital	$150,573,959	$144,381,394		$6,192,565	4.29%

(a)         The category Loans to other FHLBanks was inadvertently omitted in the same table presented in the MD&A in the Form 10-K filed on March 21, 2019.

NM — Not meaningful.

Balance Sheet overview June 30, 2019 and December 31, 2018

Total assets increased to $150.6 billion at June 30, 2019 from $144.4 billion at December 31, 2018, an increase of $6.2 billion, or 4.3%.

Cash at banks was $49.2 million at June 30, 2019, compared to $85.4 million at December 31, 2018.

Money market investments at June 30, 2019 were $9.2 billion in federal funds sold and $9.3 billion in overnight resale agreements.  At December 31, 2018, money market investments were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.

Advances — Par balances decreased at June 30, 2019 to $102.0 billion, compared to $105.4 billion at December 31, 2018.  Short-term fixed-rate advances increased by 50.3% to $22.5 billion at June 30, 2019, up from $15.0 billion at December 31, 2018.  ARC advances, which are adjustable-rate borrowings, decreased by 11.9% to $20.6 billion at June 30, 2019, compared to $23.3 billion at December 31, 2018. Overnight advances decreased by 38.0% to $4.8 billion at June 30, 2019 compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments for floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $378.6 million at June 30, 2019 and $422.2 million at December 31, 2018. Long-term investments for fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.1 billion at June 30, 2019 and $0 at December 31, 2018.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS.  The transfer is expected to enhance balance sheet management.

In the HTM portfolio, long-term investments at June 30, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio were $14.3 billion at June 30, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio.  We acquired $1.1 billion of fixed-rate GSE-issued MBS and there were no acquisitions of floating-rate GSE-issued MBS in the first half of 2019.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.2 billion at June 30, 2019 and December 31, 2018.  There were no new acquisitions for the six months ended June 30, 2019 and paydowns were $9.2 million.  In 2018, there was one new acquisition for $100 million in the six months ended June 30, 2018 and paydowns were $14.8 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the periods in this report, we have invested in highly liquid U.S. Treasury notes, GSE-issued securities and Ambac corporate notes.  Trading investments are carried at fair value, with changes recorded through earnings.  At June 30, 2019, trading investments were $7.9 billion in U.S. Treasury notes and $3.4 million in Ambac corporate notes.  We acquired $4.5 billion par amounts of U.S. Treasury notes in the first six months of 2019.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury notes, $502.8 million in GSE securities and $3.3 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $56.2 million at June 30, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $2.9 billion at June 30, 2019, an increase of $57.6 million from the balance at December 31, 2018.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the six months of 2019 were $119.5 million, compared to $128.6 million in the prior year same period.  Acquisitions in the six months of 2019 were $180.3 million, compared to $122.2 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At June 30, 2019, actual risk-based capital was $7.6 billion, compared to required risk-based capital of $948.3 million.  To support $150.6 billion of total assets at June 30, 2019, the minimum required total capital was $6.0 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.6 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2019, balance sheet leverage (based on U.S. GAAP) was 20.0 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2019 included $46.9 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $18.5 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.5 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 became effective April 1, 2019, and the FHFA has defined and communicated to the FHLBanks specific initial levels to be maintained within certain ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters.  We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers.  We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

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

Carrying value of advances outstanding at June 30, 2019 was $102.4 billion, compared to $105.2 billion at December 31, 2018.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815.  The cumulative hedging basis adjustment were gains of $399.8 million at June 30, 2019 and losses of $255.0 million at December 31, 2018.  No advances elected under the FVO were outstanding at June 30, 2019 and December 31, 2018.  For more information about basis adjustments, see Table 2.4 Advances by Maturity and Yield Type in this MD&A.

Table 2.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $102.0 billion at June 30, 2019, compared to $105.4 billion at December 31, 2018.  The decrease in amounts outstanding at June 30, 2019, relative to December 31, 2018 has been largely due to run-offs of borrowed amounts that were not renewed.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2:                                       Advances by Product Type

For more information about advance product types, see our most recent Form 10-K filed on March 21, 2019.

	June 30, 2019		December 31, 2018
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$20,569,467	20.16%	$23,346,467	22.14%
Fixed Rate Advances	46,719,276	45.79	51,612,602	48.96
Short-Term Advances	22,537,473	22.09	14,995,172	14.22
Mortgage Matched Advances	297,839	0.29	320,027	0.30
Overnight & Line of Credit (OLOC) Advances	4,790,427	4.70	7,723,492	7.33
All other categories	7,114,507	6.97	7,436,097	7.05

Total par value	102,028,989	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	399,767		(255,024)

Total	$102,428,756		$105,178,833

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.3:                                       Advances by Interest-Rate Payment Terms

	June 30, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$81,426,041	79.81%	$82,034,884	77.81%
Variable-rate (b)	20,598,897	20.19	23,391,691	22.19
Variable-rate capped or floored (c)	3,000	—	3,000	—
Overdrawn demand deposit accounts	1,051	—	4,282	—

Total par value	102,028,989	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	399,767		(255,024)

Total	$102,428,756		$105,178,833

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at June 30, 2019, with only 7.7% of advances in the remaining maturity bucket of greater than 5 years (6.7% at December 31, 2018).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.4:                                       Advances by Maturity and Yield Type

	June 30, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$55,481,063	54.38%	$52,416,990	49.72%
Due after one year	25,944,978	25.43	29,617,894	28.09

Total Fixed-rate	81,426,041	79.81	82,034,884	77.81

Variable-rate
Due in one year or less	18,638,981	18.27	15,892,506	15.07
Due after one year	1,963,967	1.92	7,506,467	7.12

Total Variable-rate	20,602,948	20.19	23,398,973	22.19
Total par value	102,028,989	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments (a)	399,767		(255,024)
Total	$102,428,756		$105,178,833

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In 2019 we adopted FF/OIS as another benchmark.  When an advance is hedged under ASC 815, the chosen benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance.  Table 2.5 Hedged Advances by Type discloses notional amounts of advances hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $399.8 million at June 30, 2019 and losses of $255.0 million at December 31, 2018.  The forward benchmark yield curves, primarily LIBOR, declined at June 30, 2019.  As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, the sharp decline of the swap curve reversed previously reported cumulative basis losses.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 2.5:                                       Hedged Advances by Type

Par Amount	June 30, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullets (a)	$36,815,172	$41,122,372
Fixed-rate putable (b)	5,644,750	4,734,750
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	30,000	30,000

Total Qualifying Hedges	$42,506,497	$45,903,697

Aggregate par amount of advances hedged (c)	$42,509,497	$45,919,697
Fair value basis (Hedging adjustments)	$399,767	$(255,024)

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

(c)          Represents par values of advances in ASC 815 hedge relationships.  Typically, the longer term fixed-rate advances and advances with optionality are hedged.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.6:                                       Putable and Callable Advances

	Advances
Par Amount	June 30, 2019	December 31, 2018
Putable/callable (a)	$5,661,325	$4,751,325
No-longer putable/callable	$640,000	$640,000

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

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1:                                       Investments by Categories

	June 30	December 31,	Dollar	Percentage
	2019	2018	Variance	Variance

State and local housing finance agency obligations (a)	$1,159,165	$1,168,350	$(9,185)	(0.79)%
Trading securities (b)	7,923,280	5,810,512	2,112,768	36.36
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,506,228	422,216	2,084,012	493.59
Held-to-maturity securities, at carrying value (c)	14,304,616	16,306,476	(2,001,860)	(12.28)
Total securities	25,893,289	23,707,554	2,185,735	9.22

Equity investments in Grantor trusts (d)	56,167	48,179	7,988	16.58
Securities purchased under agreements to resell	9,285,000	4,095,000	5,190,000	126.74
Federal funds sold	9,240,000	7,640,000	1,600,000	20.94

Total Investments	$44,474,456	$35,490,733	$8,983,723	25.31%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  There were no new acquisitions in the first six months of 2019 and paydowns were $9.2 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $4.5 billion of U.S. Treasury notes in the first six months of 2019.

(c)          Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category.  AFS securities outstanding are all GSE and U.S. Agency issued MBS and carried at fair value.  MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).

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

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2:                                       Investment Debt Securities Issuer Concentration

	June 30, 2019			December 31, 2018
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$4,326,684	$4,351,914	57.33%	$4,692,639	$4,658,771	60.58%
Freddie Mac	12,342,801	12,563,419	163.54	11,870,521	11,867,028	153.23
Ginnie Mae	20,770	20,926	0.28	22,898	23,079	0.30
All Others - PLMBS	120,589	147,531	1.60	142,634	174,749	1.84
Non-MBS (b)	1,159,165	1,137,491	15.36	1,168,350	1,144,345	15.08

Total Investment Debt Securities	$17,970,009	$18,221,281	238.10%	$17,897,042	$17,867,972	231.03%

Categorized as:

Available-for-Sale Securities	$2,506,228	$2,506,228		$422,216	$422,216

Held-to-Maturity Securities	$15,463,781	$15,715,053		$17,474,826	$17,445,756

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS — Includes Housing finance agency bonds.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3:                                       External Rating of the Held-to-Maturity Portfolio

	June 30, 2019
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$587	$14,185,343	$77,870	$8,464	$32,352	$14,304,616
State and local housing finance agency obligations	25,000	1,116,665	5,405	12,095	—	1,159,165

Total Long-term securities	$25,587	$15,302,008	$83,275	$20,559	$32,352	$15,463,781

	December 31, 2018
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$2,543	$16,165,160	$95,760	$9,117	$33,896	$16,306,476
State and local housing finance agency obligations	25,000	1,122,060	5,575	15,715	—	1,168,350

Total Long-term securities	$27,543	$17,287,220	$101,335	$24,832	$33,896	$17,474,826

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4:                                       External Rating of the Available-for-Sale Portfolio

	June 30, 2019			December 31, 2018
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,506,228	$—	$2,506,228	$422,216	$—	$422,216

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2019		December 31, 2018
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$270,455	3.37%	$369,989	2.03%
Due after one year through five years	4,092,036	3.14	4,602,651	3.16
Due after five years through ten years	8,895,758	3.17	8,201,200	3.07
Due after ten years	3,464,299	3.06	3,561,879	3.11

Total mortgage-backed securities	$16,722,548	3.14%	$16,735,719	3.08%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

Fair Value Hedges of Fixed-rate Available-for-sale Mortgage-backed Securities

The adoption of ASU 2017-12 provided a new approach, called the last-of-layer method for hedging prepayable assets in a closed portfolio of prepayable fixed-rate instruments.  The approach incorporates new measurement elections by using benchmark rate components of contractual coupon cash flows in a partial-term hedge of a prepayable asset.  The following table summarizes key data in last-of-layer fair value hedges under the ASU (in thousands):

Table 3.6:                                       Fair Value Hedges of Fixed-Rate Prepayable CMBS

Fair Value Hedges of Fixed-Rate Prepayable CMBS
June 30, 2019
Current face value of hedged CMBS	$414,000
Last-of-layer face value of hedged CMBS	$377,000
Cumulative basis adjustment (loss)	$(13,362)
Interest rate swap contracts (par)	$377,000

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

Monitoring — We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals, and actively limit or suspend existing exposures, as appropriate.  In addition, we are required to manage our unsecured portfolio subject to regulatory limits prescribed by our regulator, the Finance Agency.  The Finance Agency regulations include limits on the amount of unsecured credit that may be extended to a counterparty or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.  Under these regulations, the level of eligible regulatory capital is determined as the lesser of our regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with Finance Agency regulations.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $9.3 billion at June 30, 2019 and $4.1 billion at December 31, 2018.  For more information, see financial statements, Note 4.  Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.2 billion at June 30, 2019 and $7.6 billion at December 31, 2018, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7:                                       Trading Securities

	Trading Securities
	June 30, 2019	December 31, 2018
Par value	$7,908,116	$5,692,263
Amortized cost	$7,869,973	$5,807,889
Carrying/Fair value	$7,923,280	$5,810,512

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8:                                       Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	June 30, 2019	December 31, 2018
Par amount of securities hedged	$7,905,000	$5,839,130
Par amount of interest rate swaps	$7,905,000	$5,839,130

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.9 billion at June 30, 2019, an increase of $57.6 million (net of acquisitions and paydowns) from the balance at December 31, 2018.  Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

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

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1:                                       MPF by Conventional and Insured Loans

	June 30, 2019	December 31, 2018

Federal Housing Administration and Veteran Administration insured loans	$222,506	$227,268
Conventional loans	2,718,488	2,656,149

Total par MPF loans	$2,940,994	$2,883,417

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 4.2:                                       Geographic Concentration of MPF Loans

	June 30, 2019		December 31, 2018
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	68.7%	60.9%	68.8%	60.4%

Table 4.3:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Bethpage Federal Credit Union	$290,106	9.86%
Investors Bank	254,692	8.66
New York Community Bank	245,318	8.34
Sterling National Bank	229,065	7.79
Teachers Federal Credit Union	186,706	6.35
All Others	1,735,107	59.00

Total	$2,940,994	100.00%

	December 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Bethpage Federal Credit Union	$260,593	9.04%
New York Community Bank	256,992	8.91
Investors Bank	242,164	8.40
Sterling National Bank	238,840	8.28
Teachers Federal Credit Union	183,052	6.35
All Others	1,701,776	59.02

Total	$2,883,417	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $361.3 million at June 30, 2019 and $275.3 million at December 31, 2018, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $8.7 million and $8.6 million at June 30, 2019 and December 31, 2018.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $78.7 billion (par, $78.2 billion) at June 30, 2019, compared to $84.2 billion (par, $83.8 billion) at December 31, 2018.  The carrying value of Consolidated obligation discount notes outstanding was $62.4 billion at June 30, 2019 and $50.6 billion at December 31, 2018.

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

Certain discount notes were hedged under an ASC 815 fair value accounting hedge at June 30, 2019; additionally, certain discount notes were also hedged under an ASC 815 cash flow accounting hedge.  For more information, see financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  As a result of accounting elections, carrying values of discount notes included valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 5.7 Discount Notes Outstanding.

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

Performance of the FHLBank System issued consolidated obligation debt (CO bonds and CO discount notes) — Market demand for FHLBank CO debt has remained strong, with good market access for its entire breadth of CO debt funding programs.  Generally, funding was guided by the FHLBanks’ needs for refunding and for asset/liability management strategies, by investor preferences, and by the interest rate environment and market liquidity.  CO bonds issued by the FHLBanks in June 2019 was $16.5 billion, and CO floating debt outstanding were up by $4.0 billion from the previous month.  CO obligations outstanding rose by $5 billion during June 2019 from the previous month, with increases in both bonds and discount notes.  Total debt outstanding was $1.05 trillion at June 30, 2019.  CO discount notes outstanding was just under $428.0 billion.  Floating-rate CO bonds have remained attractive to money funds for a number of reasons.  In a rising interest rate environment, periodic resets remove much of the interest rate risk for investors as the floaters reset to higher yields.  In an anticipated falling interest rate environment, the demand for CO floating-rate bonds may decline.  The CO floating-rate receives favorable liquidity treatment under the SEC’s Rule 2(a)-7 for money market funds, which deem the security’s weighted average maturity to be the next rate reset date. CO discount notes have also remained an attractive investment asset for investors, specifically within the money market fund industry, who need high quality liquid securities with specific maturity dates.

While demand for the FHLBank System debt has remained strong, pricing has become competitive.  In June 2019, the weighted average FHLBank System bond funding costs relative to theoretical 3-month Libor increased to the highest level in almost three years.  For vanilla LIBOR-indexed floating-rate FHLBank System CO bonds, the overall funding costs averaged 3-month LIBOR minus 1.8 basis points in June 2019, the highest monthly average since June 2016.  The FHLBank System discount note costing yields were stable relative to the theoretical 3-month LIBOR during the current year quarter, but the spreads were tighter to 3-month LIBOR when compared to the same period in the prior year.

The SOFR market is developing rapidly, and successful issuances of FHLBank System SOFR-linked floaters have been an important development for the FHLBank debt and its support for SOFR.  We expect the trend to accelerate as we position our debt to meet bond investor appetite for LIBOR alternative benchmark debt, and to provide liquidity in the SOFR debt market.  FHLBank System issued seven SOFR-linked bonds for a total issuance of $17.3 billion, or 57%, of floaters issued in June 2019.  Two of these issues had a maturity of 6-months and totaled $6.05 billion.  In addition, FHLBank System priced and issued a $1.5 billion 7-month SOFR floater, a $1.6 billion 9-month SOFR floater, a $3.0 billion 1-year SOFR floater, a $2.25 billion 15-month SOFR floater, and a $2.9 billion 2-year SOFR floater.  Total outstanding FHLBank System SOFR-linked bonds was $61.5 billion at June 30, 2019.

The FHLBNY’s outstanding balance of SOFR-linked bonds was $6.0 billion at June 30, 2019, up from $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1:                                       CO Bonds by Type

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$18,526,110	23.71%	$22,745,980	27.16%
Fixed-rate, callable	5,570,000	7.13	4,966,000	5.93
Step Up, callable	200,000	0.26	880,000	1.05
Single-index floating rate	53,854,000	68.90	55,166,000	65.86

Total par value	78,150,110	100.00%	83,757,980	100.00%

Bond premiums	62,239		42,647
Bond discounts	(26,597)		(36,290)
Hedge valuation basis adjustments (a)	378,056		238,150
Hedge basis adjustments on de-designated hedges (b)	141,711		131,497
FVO (c) - valuation adjustments and accrued interest	23,857		19,792

Total Consolidated obligation-bonds	$78,729,376		$84,153,776

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In 2019 we adopted FF/OIS as another benchmark.  The chosen benchmark becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds.  Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses of $378.1 million and $238.2 million at June 30, 2019 and December 31, 2018.  The benchmark curves, specifically the forward LIBOR yield curve, declined steeply at June 30, 2019.  As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward LIBOR curve, the sharp decline of the swap curve caused valuation losses to increase.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.  Valuation adjustments at June 30, 2019 and December 31, 2018 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt.

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullet bonds	$6,043,885	$8,300,080
Fixed-rate callable bonds	2,063,000	3,373,000
	$8,106,885	$11,673,080

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2019	December 31, 2018
Bonds designated under FVO	$3,215,000	$5,140,000

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2019	December 31, 2018
Bonds designated as economically hedged
Floating-rate bonds (a)	$31,345,000	$29,735,000
Fixed-rate bonds (b)	35,000	15,000
	$31,380,000	$29,750,000

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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5:                                       CO Bonds — Maturity or Next Call Date

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$64,469,690	82.49%	$69,699,475	83.22%
Due or callable after one year through two years	3,783,585	4.84	5,700,545	6.81
Due or callable after two years through three years	2,406,465	3.09	1,661,325	1.98
Due or callable after three years through four years	1,488,535	1.90	1,383,750	1.65
Due or callable after four years through five years	980,635	1.25	955,235	1.14
Thereafter	5,021,200	6.43	4,357,650	5.20

Total par value	$78,150,110	100.00%	$83,757,980	100.00%

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6:                                       Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2019	December 31, 2018
Callable	$5,770,000	$5,846,000
Non-Callable	$72,380,110	$77,911,980

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7:                                       Discount Notes Outstanding

	June 30, 2019	December 31, 2018

Par value	$62,523,129	$50,805,481
Amortized cost	$62,380,002	$50,631,066
Hedge value basis adjustments (a)	(195)	—
FVO (b) - valuation adjustments and remaining accretion	—	9,172
Total discount notes	$62,379,807	$50,640,238
Weighted average interest rate	2.34%	2.34%

(a)         Hedge valuation basis adjustments are due to changes in the benchmark rate chosen as the hedged risk in ASC 815 fair value hedges. There were no discount notes that were in ASC 815 hedges at December 31, 2018.

(b)         Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values include unaccreted discounts.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Valuation losses were largely liability balances representing unaccreted discounts.  Other than unaccreted discount, changes in the valuation adjustments represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes.  When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity. There were no FVO discount notes outstanding at June 30, 2019.

Table 5.8:                                       Discount Notes Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2019	December 31, 2018
Discount notes hedged under qualifying hedge	$2,740,105	$—

The following table summarizes discount notes elected under the FVO and outstanding (in thousands):

Table 5.9:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2019	December 31, 2018
Discount notes designated under FVO (a)	$—	$3,170,915

(a)         No FVO discount notes were outstanding at June 30, 2019.  When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10:                                Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2019	December 31, 2018
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

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

Accrued interest payable

Accrued interest payable — Amounts outstanding were $206.8 million at June 30, 2019 and $223.6 million at December 31, 2018.  Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $153.7 million at June 30, 2019 and $355.8 million at December 31, 2018.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1:                                       Stockholders’ Capital

	June 30, 2019	December 31, 2018
Capital Stock (a)	$5,841,247	$6,065,799
Unrestricted retained earnings (b)	1,108,387	1,102,801
Restricted retained earnings (c)	639,865	591,281
Accumulated Other Comprehensive Income (Loss)	(42,349)	(13,259)

Total Capital	$7,547,150	$7,746,622

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

(c)          Restricted retained earnings — Restricted retained earnings balance at June 30, 2019 has grown to $639.9 million from the time the provisions were implemented in the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 6.2:                                       Accumulated Other Comprehensive Income (Loss) (AOCI)

	June 30, 2019	December 31, 2018

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(8,885)	$(11,061)
Net unrealized gains (losses) on available-for-sale securities (b)	97,181	4,034
Net unrealized gains (losses) on hedging activities (c)	(108,964)	16,759
Employee supplemental retirement plans (d)	(21,681)	(22,991)
Total Accumulated other comprehensive income (loss)	$(42,349)	$(13,259)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined at June 30, 2019, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities).

(b)         Fair values of available-for-sale securities — balance represents net unrealized fair value basis gains of MBS securities.  Effective January 1, 2019, we transferred $1.6 billion fixed-rate CMBS to the AFS category from HTM.  Increase in unrealized gains represents increase in the portfolio due to the transfer and increase in market pricing of the fixed-rate AFS securities.

(c)          Hedging activity losses in AOCI were primarily on cash flow hedges of discount notes and fair value last-of-layer hedges of closed portfolios of AFS mortgage-backed securities.  See Table 6.3: AOCI Rollforward due to ASC 815 Hedging Programs.

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

Table 6.3:                                       AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):  Gains/(losses) are recorded in AOCI.

	June 30, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	Last-of-layer AFS Hedge
Beginning balance	$17,412	$(653)	$—
Changes in fair values (a)	(108,101)	2,937	(13,362)
Amount reclassified	—	139	—
Fair Value - closed contract	—	(7,336)	—

Ending balance	$(90,689)	$(4,913)	$(13,362)

Notional amount of swaps outstanding	$2,664,000	$190,000	$377,000

	December 31, 2018
	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465
Changes in fair values (a)	40,754	(4,377)
Amount reclassified	—	(180)
Fair Value - closed contract	—	439

Ending balance	$17,412	$(653)

Notional amount of swaps outstanding	$2,664,000	$461,000

	June 30, 2018
	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465
Changes in fair values (a)	77,061	(8)
Amount reclassified	—	(33)
Fair Value - closed contract	—	842

Ending balance	$53,719	$4,266

Notional amount of swaps outstanding	$2,559,000	$20,000

(a)         Represents fair value changes of open swap contracts in cash flow hedges. For more information see, Note 17 Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4:                                       Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2019	June 30, 2018
Cash dividends paid per share	$3.31	$3.24
Dividends paid (a) (c)	$188,750	$207,175
Pay-out ratio (b)	77.70%	73.62%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1:                                       Derivatives Counterparty Credit Ratings

	June 30, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties

Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A Asset (c)	$130,000	$540	$(300)	$240	$—	$240
Single A asset (c)	2,770,000	112,628	2,750	115,378	(105,288)	10,090
Cleared derivatives assets (d)	84,720,557	8,800	—	8,800	251,318	260,118
	87,620,557	121,968	2,450	124,418	146,030	270,448
Liability positions with credit exposure
Single A liability (c)	353,000	(2,518)	2,650	132	—	132
	353,000	(2,518)	2,650	132	—	132
Total derivative positions with non-member counterparties to which the Bank had credit exposure	87,973,557	119,450	5,100	124,550	146,030	270,580
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	481,000	9,668	—	9,668	(9,668)	—
Delivery Commitments
Derivative position with delivery commitments	27,958	109	—	109	(109)	—
Total derivative position with members	508,958	9,777	—	9,777	(9,777)	—
Total	$88,482,515	$129,227	$5,100	$134,327	$136,253	$270,580
Derivative positions without credit exposure	12,394,930
Total notional	$100,877,445

	December 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties

Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,125,000	$155,264	$(44,970)	$110,294	$(102,262)	$8,032
Cleared derivatives assets (d)	20,448,476	1,353	—	1,353	—	1,353
	23,573,476	156,617	(44,970)	111,647	(102,262)	9,385
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,414,264	(7,469)	9,164	1,695	—	1,695
Cleared derivatives liability (d)	70,236,929	—	—	—	239,813	239,813
	73,651,193	(7,469)	9,164	1,695	239,813	241,508
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,224,669	149,148	(35,806)	113,342	137,551	250,893
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	28,000	363	—	363	(363)	—
Delivery Commitments
Derivative position with delivery commitments	12,682	57	—	57	(57)	—
Total derivative position with members	40,682	420	—	420	(420)	—
Total	$97,265,351	$149,568	$(35,806)	$113,762	$137,131	$250,893
Derivative positions without credit exposure	8,831,152
Total notional	$106,096,503

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

(c)          NRSRO Ratings.

(d)         On cleared derivatives, we are required to pledge initial margin (collateral) to Derivative Clearing Organizations (DCOs) in cash or securities.  At June 30, 2019 and December 31, 2018, we had pledged $251.3 million and $239.8 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

Table 8.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2019	$1,075	$93,965	$92,890
March 31, 2019	1,065	90,100	89,035
December 31, 2018	904	93,526	92,622

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2019	$16,184	$33,661	$17,477
March 31, 2019	10,912	33,899	22,987
December 31, 2018	10,091	36,478	26,387

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2019	$3,984	$29,181	$25,197
March 31, 2019	3,169	29,509	26,340
December 31, 2018	3,649	32,494	28,845

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

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 became effective April 1, 2019.  Under the new guidance, the Bank is required to maintain between 10 and 30 business days of positive cash flow assuming all advances renew.  The Advisory Bulletin also requires us to hold liquidity in a range between 1% and 20% of the notional of our outstanding standby financial letters of credit.  In addition, the Advisory Bulletin provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20% of total assets) and one-year (-25% to -35% of total assets) maturity horizons.  The FHFA has defined and communicated to the FHLBanks specific initial levels to be maintained within these ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters.  We remain in compliance with the Advisory Bulletin and all Liquidity regulations.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Outstanding at end of the period (a)	$62,380,002	$50,640,238	$47,452,700	$53,593,000
Weighted-average rate at end of the period (b)	2.34%	2.34%	2.37%	2.37%
Average outstanding for the period (a)	$55,487,338	$51,656,594	$50,958,925	$59,411,703
Weighted-average rate for the period	2.39%	1.79%	2.43%	1.86%
Highest outstanding at any month-end (a)	$64,453,180	$59,769,950	$51,728,000	$70,377,100

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2019 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2019.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1:                                       Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Total interest income	$1,022,556	$888,289	$2,020,090	$1,658,934
Total interest expense	858,980	680,584	1,679,298	1,258,210
Net interest income before provision for credit losses	163,576	207,705	340,792	400,724
Provision (Reversal) for credit losses on mortgage loans	(275)	72	(292)	(308)
Net interest income after provision for credit losses	163,851	207,633	341,084	401,032
Total other income (loss)	(1,303)	(676)	11,875	(19,269)
Total other expenses	42,445	34,509	83,025	69,028
Income before assessments	120,103	172,448	269,934	312,735
Affordable Housing Program Assessments	12,021	17,274	27,014	31,336
Net income	$108,082	$155,174	$242,920	$281,399

Net Income — 2019 Second Quarter Compared to 2018 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and less Affordable Housing Program assessments.

In the second quarter of the current year, Net income was $108.1 million, a decrease of $47.1 million, or 30.3%, compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income is typically driven by the volume of earning assets, as measured by average balances of earning assets, and by the net interest spread earned in the period.  Reported Net interest income is net of provisions/reversals for credit losses.  Other significant drivers would be prepayment fees earned when advances are early terminated by our borrowing members, and the impact on interest income and expense by the execution of swaps that hedge our assets and liabilities.  Swap interest accruals are a significant component of Net interest income.  Fair values changes of derivatives and hedged items in hedges under ASC 815 are also recorded in Net interest income beginning in 2019 with the adoption of ASU 2017-12.  The impact of adoption was not material.

In the second quarter of the current year, Net interest income was $163.9 million, a decrease of $43.8 million, or 21.1%, from the same period in the prior year, primarily due to lower net interest margin earned on advances.  Advance volume was also lower. Advance mix shifted to shorter-term fixed-rate advances, yielding relatively lower margins. Investments in highly-liquid U.S. Treasury securities have grown, also yielding relatively lower margins.  To enhance our liquidity position under FHFA guidelines, we have invested in a significant portfolio of U.S. treasury obligations, which has supplemented overnight lending in the federal funds and repurchase markets also maintained for liquidity.  The margins earned on overnight money market investments have been typically lower relative to longer-term earning assets.  Mortgage-backed securities indexed to LIBOR that paid down were not replaced to help reduce LIBOR exposure and that too contributed to lower earnings.  While funding costs remain attractive for the FHLBank issued CO debt, costing yields were not as favorable in the current year period relative to the prior year period.  Because of these conditions, net interest spread declined to 32 basis points in the second quarter of the current year, compared to 44 basis points in the same period in the prior year.

Other income (loss) — In the second quarter of the current year, Other income (loss) reported a loss of $1.3 million, compared to a loss of $0.7 million.  Primary components are noted below:

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.7 million in the second quarter of the current year, compared to $4.0 million in the same period in the prior year.

•                  Derivative and hedging activities on hedges that were not eligible under ASC 815 reported a net loss of $39.1 million in the second quarter of the current year, compared to a net loss of $5.3 million in the same period in the prior year.  In the quarter, we increased our swap portfolio in line with the increase in the liquidity portfolio of fixed-rate U.S. Treasury securities, and although the securities were generally swapped, the hedging was designated as economic hedges, not eligible under ASC 815, and fair values were reported in Other income (loss).

•                  Securities held for liquidity (classified as trading) reported net gains of $33.9 million in the second quarter of the current year, compared to a gain of $0.8 million in the same period in the prior year.  We increased our holdings of U.S Treasury securities in line with our liquidity objectives.

•                  Equity Investments, held to fund payments to retirees in non-qualified pension plans, reported net gains of $1.9 million in the second quarter of the current year, compared to net gains of $0.3 million in the same period in the prior year.

Other expenses were $42.4 million in the second quarter of the current year, compared to $34.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $15.5 million in the second quarter of the current year, up from $11.4 million in the same period in the prior year. The increase was primarily due to professional and consulting expenses incurred as part of a multi-year technology initiative.

•                  Compensation and benefits expenses were $20.5 million in the second quarter of the current year, up from $17.5 million in the same period in the prior year.  Increases in technology-related headcount contributed to the increase in this expense.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.2 million in the second quarter of the current year, compared to $3.6 million in the same period in the prior year.

•                  Other expenses were $2.3 million in the second quarter of current year, up from $2.0 million in the same period in the prior year.  Expense increase was primarily due to contributions towards multi-year disaster relief programs and the non-service costs of employer sponsored pension programs.

AHP assessments allocated from Net income were $12.0 million in the second quarter of the current year, compared to $17.3 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — Year-to-Date Period Ended June 30, 2019 Compared to June 30, 2018

Net income — Net income in the year-to-date period in the current year was $242.9 million, a decrease of $38.5 million, or 13.7%, compared to the same period in the prior year.  The decline is attributed to lower earnings in the second quarter of the current year, driven down by lower interest margins and lower Net interest income.

Net interest income in the year-to-date period in the current year was $341.1 million, a decrease of $59.9 million, or 14.9%, from the same period in the prior year.  Interest margin earned was lower, declining to 35 basis points, compared to 42 basis points in the prior year period. Balance sheet earning-assets were lower as measured by average balances, which declined to $144.7 billion, compared to $158.5 billion in the prior year period.  Lower balance sheet was driven by successive declines in advances borrowed in the two quarters in the current year. Average stockholder’s capital, which provides interest-free funding declined to $7.4 billion, compared to $7.9 billion in the prior year period. The decline was in parallel with the decline in advances borrowed by member/stockholders since capital stock is repurchased by the FHLBNY when advances mature or are prepaid.

Other income (loss) — Other income (loss) in the year-to-date period in the current year reported a gain of $11.9 million, compared to a loss of $19.3 million in the same period in the prior year.  Favorable year-over-year change was driven by fair value gains on U.S. Treasury securities held for liquidity, and gains on Equity investments held to fund certain non-qualified pension liabilities.  Gains were partly offset by increase in fair value losses on derivatives and hedging activities as we expanded our hedging of fixed-rate Treasury securities in parallel with the increase in the securities portfolio.

Other expenses were $83.0 million in the year-to-date period in the current year, compared to $69.0 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.  Operating expenses were $28.3 million, up from $21.4 million in the prior year period due to professional and consulting expenses for several multi-year technology initiatives.  Compensation and benefits were $41.9 million, up from $36.3 million in the prior year period, dues to increase primarily in technology headcount.

AHP assessments allocated from Net income were $27.0 million in the year-to-date period in the current year, compared to $31.3 million in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads — 2019 Periods Compared to 2018 Periods

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earning-assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact period-over-period changes, as would fair value hedging effects.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.  In a period when members prepay advances, the prepayment fees, which we receive may cause period-over-period fluctuations in income.  For more information about factors that impact Interest income and Interest expense, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto.  Also, see Table 9.4 Spread and Yield Analysis, and Table 9.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 9.2:                                       Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Total interest income (a)	$1,022,556	$888,289	15.12%	$2,020,090	$1,658,934	21.77%
Total interest expense (a)	858,980	680,584	(26.21)	1,679,298	1,258,210	(33.47)
Net interest income before provision for credit losses	$163,576	$207,705	(21.25)%	$340,792	$400,724	(14.96)%

(a)         Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

2019 Second Quarter vs. 2018 Second Quarter — In the second quarter of the current year, Net interest income was $163.9 million, a decrease of $43.8 million, or 21.1%, from the same period in the prior year.  As noted in discussions under Table 9.1, the decline was primarily due to lower net interest yields earned on advances, a lower volume of Advances, and a less favorable funding environment.  Net interest spread declined to 32 basis points in the second quarter of the current year, compared to 44 basis points in the same period in the prior year.

The net interest accrual impact on Net interest income from hedging under ASC 815 has been favorable and was a significant component of Net interest income.  Hedging effects, primarily cash flows from interest rate swaps in fair value and cash flows hedges made a favorable contribution of $51.2 million to interest accruals in the second quarter of the current year, compared to $43.3 million in the prior year period.  Certain fixed-rate advances and fixed-rate debt are designated in qualifying hedges by the execution of interest rate swaps.  The rising benchmark rate, primarily LIBOR, has driven up the benchmark-indexed cash flows we received on swaps hedging fixed-rate advances, such that the cash flows we received exceeded the fixed-rate cash flows paid.  While the rising LIBOR had an adverse cash flow impact on ASC 815 qualifying hedges of CO debt, the negative impact was not as significant.

The fair value impact, representing the change in fair values of the hedging derivative and the hedged asset or liability did not materially impact Net interest income, as the ASC 815 hedging is highly effective, with fair value changes in hedged instruments matching offsetting changes in the hedging instrument (interest rate swap).

We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the potential contribution to interest margin of funding with member capital has also improved.  Member capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was $7.5 billion in the current year period, compared to $7.7 billion in the prior year period.

2019 Year-to-Date Period vs. 2018 Year-to-Date Period — Net interest income in the year-to-date period in the current year was $341.1 million, a decrease of $59.9 million, or 14.9%, from the same period in the prior year.  Interest margin earned was lower, declined to 35 basis points, compared to 42 basis points in the prior year period.  See discussions under Table 9.1.

Hedging effects, primarily cash flows from interest rate swaps in fair value and cash flows hedges made a favorable contribution of $113.9 million to interest accruals in the year-to-date period in the current year, compared to $46.5 million in the prior year period.

Declining capital contributed to lower earnings, as we earn interest income from investing our members’ capital to fund interest-earning assets. Average capital was $7.4 billion in the current year period, compared to $7.9 billion in the prior year period.

Impact of Qualifying Hedges on Net Interest Income — 2019 Periods Compared to 2018 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3:                                       Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest Income	$967,781	$831,347	$1,893,997	$1,590,981
Fair value hedging effects	(36)	—	723	—
Amortization of basis	(14)	(33)	(28)	(64)
Interest rate swap accruals	54,825	56,975	125,398	68,017
Reported interest income	1,022,556	888,289	2,020,090	1,658,934

Interest Expense	855,452	666,897	1,667,104	1,236,764
Fair value hedging effects	751	—	2,822	—
Amortization of basis	(1,455)	(1,477)	(2,899)	(2,822)
Interest rate swap accruals	4,232	15,164	12,271	24,268
Reported interest expense	858,980	680,584	1,679,298	1,258,210
Net interest income	$163,576	$207,705	$340,792	$400,724

Net interest adjustment - interest rate swaps	$51,247	$43,255	$113,899	$46,507

Spread and Yield Analysis — 2019 Periods Compared to 2018 Periods

Table 9.4:                                       Spread and Yield Analysis

	Three months ended June 30,
	2019			2018
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$101,561,849	$704,936	2.78%	$107,739,858	$629,485	2.34%
Interest bearing deposits and others	150,551	935	2.49	20,002	90	1.80
Federal funds sold and other overnight funds	17,926,538	109,087	2.44	21,905,099	96,066	1.76
Investments
Trading securities	7,366,065	46,929	2.56	2,798,617	13,221	1.89
Mortgage-backed securities
Fixed	9,770,120	75,874	3.11	8,636,250	64,110	2.98
Floating	6,832,714	50,340	2.96	8,905,678	52,875	2.38
State and local housing finance agency obligations	1,160,744	9,077	3.14	1,217,688	8,013	2.64
Mortgage loans held-for-portfolio	2,963,463	25,274	3.42	2,884,332	24,423	3.40
Loans to other FHLBanks	17,033	104	2.45	1,374	6	1.71

Total interest-earning assets	$147,749,077	$1,022,556	2.78%	$154,108,898	$888,289	2.31%

Funded By:
Consolidated obligation bonds
Fixed	$27,306,121	$171,933	2.53%	$26,157,786	$135,750	2.08%
Floating	53,221,666	324,054	2.44	68,587,743	314,336	1.84
Consolidated obligation discount notes	58,537,131	356,705	2.44	50,420,015	225,376	1.79
Interest-bearing deposits and other borrowings	1,051,782	6,180	2.36	1,083,689	4,829	1.79
Mandatorily redeemable capital stock	7,361	108	5.86	18,057	293	6.50

Total interest-bearing liabilities	140,124,061	858,980	2.46%	146,267,290	680,584	1.87%

Other non-interest-bearing funds	87,762	—		122,271	—
Capital	7,537,254	—		7,719,337	—

Total Funding	$147,749,077	$858,980		$154,108,898	$680,584

Net Interest Income/Spread		$163,576	0.32%		$207,705	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.44%			0.54%

	Six months ended June 30,
	2019			2018
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$99,356,503	$1,396,832	2.84%	$112,724,479	$1,175,945	2.10
Interest bearing deposits and others	106,697	1,318	2.49	18,557	154	1.67
Federal funds sold and other overnight funds	17,533,873	212,898	2.45	21,724,028	173,693	1.61
Investments
Trading securities	6,949,993	87,802	2.55	2,482,032	22,345	1.82
Mortgage-backed securities
Fixed	9,537,115	148,462	3.14	8,499,374	125,439	2.98
Floating	7,058,227	103,978	2.97	8,948,180	98,689	2.22
State and local housing finance agency obligations	1,164,414	18,192	3.15	1,182,688	14,030	2.39
Mortgage loans held-for-portfolio	2,948,288	50,454	3.45	2,886,161	48,626	3.40
Loans to other FHLBanks	12,707	154	2.45	1,796	13	1.49

Total interest-earning assets	$144,667,817	$2,020,090	2.82%	$158,467,295	$1,658,934	2.11

Funded By:
Consolidated obligation bonds
Fixed	$27,997,753	$353,998	2.55%	$27,210,740	$258,334	1.91
Floating	52,612,979	640,584	2.46	68,041,681	557,926	1.65
Consolidated obligation discount notes	55,487,338	672,021	2.44	54,113,390	432,756	1.61
Interest-bearing deposits and other borrowings	1,054,359	12,487	2.39	1,088,593	8,568	1.59
Mandatorily redeemable capital stock	6,608	208	6.35	18,624	626	6.78

Total interest-bearing liabilities	137,159,037	1,679,298	2.47%	150,473,028	1,258,210	1.69

Other non-interest-bearing funds	100,161	—		85,527	—
Capital	7,408,619	—		7,908,740	—

Total Funding	$144,667,817	$1,679,298		$158,467,295	$1,258,210

Net Interest Income/Spread		$340,792	0.35%		$400,724	0.42

Net Interest Margin
(Net interest income/Earning Assets)			0.48%			0.51

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

Rate and Volume Analysis — 2019 Periods Compared to 2018 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:                                       Rate and Volume Analysis

	For the three months ended
	June 30, 2019 vs. June 30, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(37,682)	$113,133	$75,451
Interest bearing deposits and others	798	47	845
Federal funds sold and other overnight funds	(19,606)	32,627	13,021
Investments			—
Trading securities	27,775	5,933	33,708
Mortgage-backed securities			—
Fixed	8,705	3,059	11,764
Floating	(13,764)	11,229	(2,535)
State and local housing finance agency obligations	(389)	1,453	1,064
Mortgage loans held-for-portfolio	674	177	851
Loans to other FHLBanks	94	4	98

Total interest income	(33,395)	167,662	134,267

Interest Expense
Consolidated obligation bonds
Fixed	6,176	30,007	36,183
Floating	(79,803)	89,521	9,718
Consolidated obligation discount notes	40,331	90,998	131,329
Deposits and borrowings	(146)	1,497	1,351
Mandatorily redeemable capital stock	(159)	(26)	(185)

Total interest expense	(33,601)	211,997	178,396

Changes in Net Interest Income	$206	$(44,335)	$(44,129)

	For the six months ended
	June 30, 2019 vs. June 30, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(151,787)	$372,674	$220,887
Interest bearing deposits and others	1,055	109	1,164
Federal funds sold and other overnight funds	(38,212)	77,417	39,205
Investments
Trading securities	53,477	11,980	65,457
Mortgage-backed securities
Fixed	15,895	7,128	23,023
Floating	(23,547)	28,836	5,289
State and local housing finance agency obligations	(220)	4,382	4,162
Mortgage loans held-for-portfolio	1,056	772	1,828
Loans to other FHLBanks	128	13	141

Total interest income	(142,155)	503,311	361,156

Interest Expense
Consolidated obligation bonds
Fixed	7,671	87,993	95,664
Floating	(146,058)	228,716	82,658
Consolidated obligation discount notes	11,254	228,011	239,265
Deposits and borrowings	(277)	4,196	3,919
Mandatorily redeemable capital stock	(381)	(37)	(418)

Total interest expense	(127,791)	548,879	421,088

Changes in Net Interest Income	$(14,364)	$(45,568)	$(59,932)

Interest Income — 2019 Periods Compared to 2018 Periods

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6:                                       Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Interest Income
Advances	$704,936	$629,485	11.99%	$1,396,832	$1,175,945	18.78%
Interest-bearing deposits	935	90	938.89	1,318	154	755.84
Securities purchased under agreements to resell	52,320	19,728	165.21	82,242	29,837	175.64
Federal funds sold	56,767	76,338	(25.64)	130,656	143,856	(9.18)
Trading securities	46,929	13,221	254.96	87,802	22,345	292.94
Mortgage-backed securities
Fixed	75,874	64,110	18.35	148,462	125,439	18.35
Floating	50,340	52,875	(4.79)	103,978	98,689	5.36
State and local housing finance agency obligations	9,077	8,013	13.28	18,192	14,030	29.67
Mortgage loans held-for-portfolio	25,274	24,423	3.48	50,454	48,626	3.76
Loans to other FHLBanks	104	6	1,633.33	154	13	1,084.62

Total interest income	$1,022,556	$888,289	15.12%	$2,020,090	$1,658,934	21.77%

Interest income in the second quarter of the current year period grew to $1,022.6 million, yielding 278 basis points, compared to $888.3 million, yielding 231 basis points in the prior year period.  In a rising rate environment, short-term and overnight assets repriced to higher rates when interest-yielding assets were rolled over.

In the 2019 second quarter, increase in yields earned on advances were lower than the increase in funding costs due to price reduction implemented at January 1, 2019 for new advances, and less favorable conditions for funding costs.  Advance volume was also lower, primarily due to lower balances of variable-rate advances (“ARC”) indexed to LIBOR.  Advance mix shifted to shorter-term fixed-rate advances, which typically yield lower coupons.  Fluctuations in demand for such advances are determined by the borrowing needs of our largest members.  We have continued to benefit from favorable interest income accruals as a result of applying ASC 815 fair value hedges of advances.  Certain fixed-rate advances are hedged by the execution of interest rate swaps that create synthetic floaters.  The interest rate swaps are structured to pay out fixed-rate cash flows and receive variable-rate benchmark indexed cash flows.  Interest income from advances benefited in a rising LIBOR environment in successive periods in this report as the cash interest accruals received exceeded fixed-rate payments to swap dealers.  These market conditions resulted in net accrual income of $54.7 million in the 2019 second quarter, compared to $57.0 million in the prior year period.  Fair value hedging impact of changes in fair values of hedged advances minus fair values of hedging instruments was not material.  For more information, see Table 9.7 Impact of Interest Rate Swaps on Interest Income Earned from Advances.

While our liquidity portfolio of overnight federal fund sold and securities purchased under agreements to resell was a little lower, yields from investments reset to higher coupons in a higher rate environment for overnight lending.  Interest income from securities designated as trading has grown in line with increased acquisition of highly-liquid U.S. treasury obligations to supplement our liquidity profile.  Variable-rate mortgage-backed securities indexed to LIBOR declined in parallel with paydowns and were not replaced to reduce our LIBOR exposure.  As a result, interest income from floating-rate MBS declined in the 2019 second quarter.  Active acquisition of fixed-rate mortgage-backed securities increased our fixed-rate MBS portfolio and had a favorable impact on interest income.  Interest income from our portfolio of mortgage loans was up a little in a competitive pricing environment for high credit-quality mortgage loans acquired from member banks.

Interest income in the year-to-date period in the current year was $2,020.1 million, yielding 282 basis points, compared to $1,658.9 million, yielding 211 basis points in the prior year period.  As noted in the discussions above, yields from advances were lower than the typical spread to funding costs.  Advance volume was down by about $13.4 billion, with declining balances in successive quarters thus far in the current year, adversely impacting interest income in the year-to-date period in the current year.  Swap interest accruals from the application of ASC 815 fair value hedges of fixed-rate advances remained favorable. Interest income from advances included swap accruals of $125.2 million in the current year period, compared to $68.0 million in the prior year period.  Fair value hedging impact of changes in fair values of hedged advances minus fair values of hedging instruments was not material.

Impact of hedging on Interest income from advances — 2019 Periods Compared to 2018 Periods

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 9.7:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$650,278	$572,543	$1,270,851	$1,107,992
Fair value hedging effects (a)	(7)	—	770	—
Amortization of basis	(14)	(33)	(28)	(64)
Interest rate swap accruals	54,679	56,975	125,239	68,017
Total advance interest income reported	$704,936	$629,485	$1,396,832	$1,175,945

(a)  In the periods prior to the adoption of ASU 2017-12 on January 1, 2019, fair value hedging effects were recorded in Other income (loss) and not in Advance interest income.

Interest Expense — 2019 Periods Compared to 2018 Periods

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8:                                       Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Interest Expense
Consolidated obligations bonds
Fixed	$171,933	$135,750	(26.65)%	$353,998	$258,334	(37.03)%
Floating	324,054	314,336	(3.09)	640,584	557,926	(14.82)
Consolidated obligations discount notes	356,705	225,376	(58.27)	672,021	432,756	(55.29)
Deposits	5,976	4,443	(34.50)	11,941	7,948	(50.24)
Mandatorily redeemable capital stock	108	293	63.14	208	626	66.77
Cash collateral held and other borrowings	204	386	47.15	546	620	11.94

Total interest expense	$858,980	$680,584	(26.21)%	$1,679,298	$1,258,210	(33.47)%

Note — Negative “percentage change” represents increase in Interest expense.

Interest expense in the second quarter of the current year grew to $859.0 million, at a costing yield of 246 basis points, compared to $680.6 million at a costing yield of 187 basis points in the prior year period.  Our funding portfolios included floating-rate CO debt, primarily indexed to the 1-month LIBOR and some linked to SOFR, CO discount notes (primarily overnight and short-maturity discount notes), callable fixed-rate CO bonds, and short- and medium-term fixed-rate CO bonds.  In a rising interest rate environment, funding costs were higher in the current year period for almost all categories of debt, including swapped fixed-rate debt as we attempt to swap many of our fixed and fixed callable debt to the LIBOR or OIS index, effectively converting fixed-rate debt to floating-rate.

Our cost of funds, specifically the pricing of variable-rate CO bonds, have been less favorable in the current year period.  In response to the changing pricing environment, we changed the funding-mix in the current year period with the increased usage of discount notes in place of floating-rate CO bonds.  Discount note spreads to comparable 3-month LIBOR have remained relatively stable in the second quarter, but the favorable wider sub-LIBOR spreads in the prior year period have narrowed unfavorably in the current year period.  Floating-rate CO spreads to comparable 3-month LIBOR have also narrowed in the current year period and at the quarter-end, spreads were the narrowest over the past 12-months.

Fair value hedges have been executed to convert fixed-rate bullet and callable CO bonds to benchmark-indexed floating-rate.  Cash flow hedges have also been executed to hedge rolling-issuances of discount notes to long-term fixed-rate interest expense.  The cash flows exchanged in the two hedging strategies resulted in net interest adjustments that impacted interest expense.  In the periods in this report, the higher LIBOR-indexed cash flows paid to swap dealers resulted in interest expenses of $3.9 million in the current year period and $12.4 million in the prior year period.  ASC 815 fair value hedging impact on CO bond expense due to changes in fair values of hedged items minus hedging instruments was not material.

Cash flow hedges under ASC 815 have been designated to hedge future issuances of designated CO discount notes.  In this strategy, long-term interest rate swaps have been executed that have created synthetic fixed-rate cash flows.  The swaps are structured to pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The cash flows exchanged in the hedging strategy resulted in net interest expenses of $0.3 million in the current year period and $2.7 million in the prior year period.  Fair value hedging impact under ASC 815 on CO discount notes was also recorded in net interest expense, although the impact was not material as changes in fair values of hedged discount notes were effectively offset by changes in the fair values of the hedging interest rate swaps.

On a year-to-date basis, interest expense in the current year was $1,679.3 million, at a costing yield of 247 basis points, compared to $1,258.2 million, at a costing yield of 169 basis points in the prior year period.  Increase in expense was primarily due to the general increase in the interest rate environment year-over-year and worsening of debt spreads to comparable LIBOR tenors.  Decline in funding volume in parallel with lower balance sheet assets partly offset the rate-related increases in interest expense.  The funding mix between the usage of floating-rate CO bonds and CO discount notes has changed year-over-year, as run offs of floating-rate CO bonds were generally replaced by CO discount notes.  Swap interest accruals as a result of ASC 815 hedging increased interest expense by $12.3 million in the current year period and $24.3 million in the prior year period.  ASC 815 fair value hedging impact on CO debt expense due to changes in fair values of hedged CO bonds and CO discount notes minus hedging instruments was a loss of $2.8 million in the current year period.

Impact of Hedging on Interest Expense on Debt — 2019 Periods Compared to 2018 Periods

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 9.9:                                       Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$492,564	$439,131	$982,010	$803,042
Discount notes-Interest expense before adjustment for swaps	356,600	222,644	672,399	424,528
Fair value hedging effect on CO bonds (a)	973	—	3,044	—
Fair value hedging effect on discount notes	(222)	—	(222)	—
Amortization of basis adjustments on discount notes	(1,455)	(1,477)	(2,899)	(2,822)
Net interest adjustment for swaps hedging CO bonds	3,905	12,431	12,428	16,039
Net interest adjustment for swaps hedging discount notes	327	2,733	(157)	8,229
Total bonds and discount notes-Interest expense	$852,692	$675,462	$1,666,603	$1,249,016

(a)         In the period prior to the adoption of ASU 2017-12 on January 1, 2019, fair value hedging effects were recorded in Other income (loss) and not in CO debt interest expense.

Allowance for Credit Losses — 2019 Periods Compared to 2018 Periods

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net reversal of $0.3 million in the current year quarter, compared to a net provision of $72 thousand in the same period in the prior year.

On a year-to-date basis, we recorded a net reversal of $0.3 million in the current year period, and in the same period in the prior year.

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

Analysis of Non-Interest Income (Loss) — 2019 Periods Compared to 2018 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:                                Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Other income (loss):
Service fees and other (a)	$4,660	$3,973	$9,074	$7,694
Instruments held under the fair value option gains (losses) (b)	(2,360)	(309)	(2,824)	(362)
Total OTTI losses	—	(398)	—	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(384)	257	(384)	257
Net impairment losses recognized in earnings	(384)	(141)	(384)	(141)

Derivative gains (losses) (c)	(39,069)	(5,285)	(51,349)	(24,085)
Trading securities gains (losses) (d)	33,924	781	50,994	(2,420)
Equity investments gains (losses) (e)	1,926	305	6,364	45
Total other income (loss)	$(1,303)	$(676)	$11,875	$(19,269)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, typically fees earned on standby financial letters of credit issued by the FHLBNY.  Fee income earned on financial letters of credit were $4.3 million in the second quarter of the current year and $3.5 million in the same period in the prior year.  Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

On a year-to-date basis through June 30, Service fees earned on financial letters of credit were $8.7 million in the current year, compared to $7.0 million in the same period in the prior year.

(b)         FVO fair value losses in the second quarter of the current year were primarily on CO bonds and to a lesser extent on CO discount notes elected under the FVO.  The CO funding rate, which is the fair value pricing basis for the FVO bonds, declined over the quarter driving up valuation losses of outstanding bonds.  Fair value changes in the prior year period on instruments elected under the FVO were not material.  On a year-to-date basis in the current year, fair value losses were driven by valuation changes on debt elected under FVO.

(c)          Derivatives losses in the current and prior year periods primarily represented the impact on earnings on swaps in economic hedges of the liquidity trading portfolio of fixed-rate U.S Treasury securities and swaps hedging the basis risk of floating-rate CO bonds.  See Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses.

(d)    Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S Treasury securities.  Gains and losses are primarily unrealized fair value gains.  The securities are not held for speculative trading and are held for liquidity in compliance with FHFA regulatory requirements.

(e)    Fair value gains (losses) on Equity Investments — Our investments in grantor trusts are classified as equity investments, and are invested in equity and bond funds.  Gains were primarily unrealized and were recorded in a rising equity market.  The grantor trusts are owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in non-qualified pension plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:                                Net Gains (Losses) on Trading Securities recorded in the Statements of Income (a)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net unrealized gains (losses) on Trading securities held at period-end	$33,669	$739	$48,975	$(2,535)
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	255	42	2,019	115
Net gains (losses) on Trading securities	$33,924	$781	$50,994	$(2,420)

(a)         Securities classified as trading are held for liquidity objectives and carried at fair values.  We record changes in the fair value and realized gains (losses) of the investments through Other income.  FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities — 2019 Periods Compared to 2018 Periods

With the adoption of ASU 2017-12 effective January 1, 2019, we report the fair value hedging effects in qualifying hedges within interest income and interest expense together with the hedged item.  Prior to the adoption of the ASU, fair value impact of qualifying hedges and standalone derivatives were both reported in Other income (loss).  Comparative information for the prior year periods has not been reclassified to conform to post-adoption standards as the adoption of ASU 2017-12 permitted prospective adoption.  For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of a hedged item.  Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss) in the three and six months ended June 30, 2019 (post ASU 2017-12).   As noted previously, prior period comparatives have not been recast to conform to the post ASU presentation.  We also believe the disclosure benefits of reclassification would not outweigh significant operational costs.  As a result, for the periods in 2018, prior to the adoption of the ASU, the table presents the aggregate impact of all derivatives and hedging activities, including hedges that qualified under ASC 815.

Table 9.12:                                Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances		$1,435		$665
Consolidated obligation bonds		(3,421)		(1,043)
Net gains (losses) related to fair value hedges		(1,986)		(378)
Cash flow hedges		125		30
ASC 815 Hedging impact		$(1,861)		$(348)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(42,516)	$14,299	$(53,406)	$(5,524)
Caps or floors	125	(988)	(220)	320
Mortgage delivery commitments	303	38	500	(146)
Swaps economically hedging instruments designated under FVO	1,940	253	2,687	317
Accrued interest on swaps in economic hedging relationships	1,079	(14,040)	(910)	(13,598)
Net gains (losses) related to derivatives not designated as hedging instruments	$(39,069)	$(438)	$(51,349)	$(18,631)
Price alignment interest paid on variation margin	—	(2,986)	—	(5,106)
Net gains (losses) on derivatives and hedging activities	$(39,069)	$(3,424)	$(51,349)	$(23,737)

(a)         Derivative losses in the second quarter and year-to-date period of the current year primarily represented fair value losses on interest rate swaps in economic hedges of fixed-rate U.S. Treasury securities.  The swaps are structured to offset earnings volatility from potential fluctuations in the fair values of fixed-rate trading securities.  To a lesser extent, reported losses in the current year periods included fair value losses on interest rate basis swaps in economic hedges of floating-rate CO bond.  The basis swaps are structured to offset the basis risk of floating-rate CO bonds, synthetically converting CO bonds indexed to the 1-month LIBOR to 3-month LIBOR.

In the prior year second quarter, derivative gains primarily represented changes in fair values of basis swaps hedging floating-rate bonds.  In the year-to-date period in the prior year, derivative losses were recorded on basis swaps, partly offset by gains on swaps hedging U.S. Treasury securities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2019 Periods Compared to 2018 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:                                Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$2,102	13.60%	$2,229	19.56%
Depreciation and leasehold amortization	2,153	13.93	1,249	10.96
All others (b)	11,196	72.47	7,915	69.48
Total Operating Expenses	$15,451	100.00%	$11,393	100.00%

Total Compensation and Benefits (c)	$20,462		$17,489
Finance Agency and Office of Finance (d)	$4,199		$3,641
Other expenses (e)	$2,333		$1,986

	Six months ended June 30,
	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$3,945	13.94%	$4,079	19.11%
Depreciation and leasehold amortization	4,114	14.54	2,535	11.87
All others (b)	20,242	71.52	14,736	69.02
Total Operating Expenses	$28,301	100.00%	$21,350	100.00%

Total Compensation and Benefits (c)	$41,900		$36,257
Finance Agency and Office of Finance (d)	$8,141		$7,900
Other expenses (e)	$4,683		$3,521

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expenses increased in the current year periods primarily due to consulting expenses to implement several multi-year technology enhancement initiatives.

(c)          Compensation expense increased driven by additions to staff.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

(e)          The category Other expenses included contributions to homeowners and small businesses under a newly established multi-year hurricane relief grant program, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2019 Periods Compared to 2018 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 21, 2019.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:                                Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Beginning balance	$161,129	$137,256	$161,718	$131,654
Additions from current period’s assessments	12,021	17,274	27,014	31,336
Net disbursements for grants and programs	(8,888)	(5,226)	(24,470)	(13,686)
Ending balance	$164,262	$149,304	$164,262	$149,304

AHP assessments allocated from net income totaled $12.0 million in the second quarter of the current year, compared to $17.3 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $27.0 million for the current period, compared to $31.3 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below:

FHFA Advisory Bulletin 2019 Business Resiliency Management.  On May 7, 2019, the Federal Housing Finance Agency (“FHFA”) issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the FHFA (the “Business Resiliency AB”) that communicates the FHFA’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels.  The Business Resiliency AB rescinds the FHFA’s 2002 disaster recovery guidance.  The guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, IT systems, and information assets.  The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability.

We do not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.

CFTC Advisory on Initial Margin Documentation Requirements.  On July 9, 2019, the U.S. Commodity Futures Trading Commission issued an advisory (the “Advisory”) on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the “Margin Rules”), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the initial margin amount exceeds a threshold of $50 million.  The Margin Rules provide that covered swap entities under the Margin Rules, or non-prudentially regulated swap dealers, are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swap exposure, as defined under the rule.  The Margin Rules contain, however, an initial margin threshold amount of $50 million between a covered swap entity (and its margin affiliates), and its counterparty (and its margin affiliates). The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity (and its margin affiliates) and its counterparty (and its margin affiliates) exceeds the initial margin threshold amount of $50 million.  The Advisory does, however, instruct covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached.  The Bank is closely monitoring its initial margin thresholds on a counterparty-by-counterparty basis and is evaluating the potential impact of the Advisory on its documentation requirements.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships.  On July 5, 2019, the U.S. Securities and Exchange Commission (“SEC”) published a final rule, effective October 3, 2019 (the “Final Rule”), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted by the Bank to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period.  The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.

Under the existing rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question by the Bank if the firm or a covered person in the accounting firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”  A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.  The Final Rule replaces the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323.

Under the Final Rule, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor.  The analysis, which would be based on the facts and circumstances, would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.

We continue to analyze the potential impact of the Final Rule but currently expect the rule to resolve the matters we discussed in Item 9B — Other Information in the Bank’s 2018 Annual Report on Form 10-K.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2019	-0.28	0.82	-1.09	0.44
March 31, 2019	-0.19	0.72	-1.04	0.42
December 31, 2018	-0.05	-0.76	-0.79	0.31
September 30, 2018	0.10	-1.58	-0.46	0.43
June 30, 2018	0.00	-1.99	-0.62	0.44

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

One Year Re-pricing Gap
June 30, 2019	$5.818 Billion
March 31, 2019	$6.053 Billion
December 31, 2018	$6.418 Billion
September 30, 2018	$6.363 Billion
June 30, 2018	$6.527 Billion

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

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
June 30, 2019	-14.30%	-7.37%	11.10%
March 31, 2019	-12.91%	-6.44%	9.61%
December 31, 2018	N/A	-5.86%	12.26%
September 30, 2018	N/A	-6.56%	13.14%
June 30, 2018	N/A	-3.16%	5.53%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
June 30, 2019	-1.51%	-0.81%	-0.34%
March 31, 2019	-1.61%	-0.51%	-0.81%
December 31, 2018	-1.63%	-0.41%	-0.50%
September 30, 2018	-1.12%	-0.20%	-0.58%
June 30, 2018	-1.13%	-0.24%	-0.57%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2019 and December 31, 2018 (in millions):

	Interest Rate Sensitivity
	June 30, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$19,926	$202	$630	$441	$1,517
MBS investments	6,873	322	2,422	1,375	5,746
Swaps hedging MBS	377	—	—	—	(377)
Adjustable-rate loans and advances	20,602	—	—	—	—
Net unswapped	47,778	524	3,052	1,816	6,886

Liquidity trading portfolio	1,222	2,435	4,210	3	—
Swaps hedging investments	6,680	(2,450)	(4,230)	—	—
Net liquidity trading portfolio	7,902	(15)	(20)	3	—

Fixed-rate loans and advances	45,220	10,243	14,910	4,239	6,814
Swaps hedging advances	32,926	(9,682)	(13,424)	(3,041)	(6,779)
Net fixed-rate loans and advances	78,146	561	1,486	1,198	35

Total interest-earning assets	$133,826	$1,070	$4,518	$3,017	$6,921

Interest-bearing liabilities:
Deposits	$1,237	$—	$—	$—	$—

Discount notes	62,364	16	—	—	—
Swapped discount notes	(2,664)	—	1,056	—	1,608
Net discount notes	59,700	16	1,056	—	1,608

Consolidated Obligation Bonds
FHLBank bonds	56,635	6,526	7,066	3,011	5,095
Swaps hedging bonds	10,348	(5,384)	(3,691)	(548)	(725)
Net FHLBank bonds	66,983	1,142	3,375	2,463	4,370

Total interest-bearing liabilities	$127,920	$1,158	$4,431	$2,463	$5,978
Post hedge gaps (a):
Periodic gap	$5,906	$(88)	$87	$554	$943
Cumulative gaps	$5,906	$5,818	$5,905	$6,459	$7,402

	Interest Rate Sensitivity
	December 31, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$12,881	$143	$514	$424	$1,952
MBS investments	7,900	536	2,546	1,343	4,431
Adjustable-rate loans and advances	23,395	—	—	—	—
Net unswapped	44,176	679	3,060	1,767	6,383

Liquidity trading portfolio	1,712	1,963	1,980	3	—
Swaps hedging investments	3,975	(1,975)	(2,000)	—	—
Net liquidity trading portfolio	5,687	(12)	(20)	3	—

Fixed-rate loans and advances	42,055	10,332	18,246	5,416	5,991
Swaps hedging advances	36,400	(9,276)	(16,931)	(4,255)	(5,938)
Net fixed-rate loans and advances	78,455	1,056	1,315	1,161	53
Loans to other FHLBanks	250	—	—	—	—

Total interest-earning assets	$128,568	$1,723	$4,355	$2,931	$6,436

Interest-bearing liabilities:
Deposits	$1,038	$5	$—	$—	$—

Discount notes	50,230	410	—	—	—
Swapped discount notes	(2,664)	—	971	85	1,608
Net discount notes	47,566	410	971	85	1,608

Consolidated Obligation Bonds
FHLBank bonds	50,615	16,007	9,579	3,296	4,406
Swaps hedging bonds	23,556	(15,324)	(6,490)	(992)	(750)
Net FHLBank bonds	74,171	683	3,089	2,304	3,656

Total interest-bearing liabilities	$122,775	$1,098	$4,060	$2,389	$5,264
Post hedge gaps (a):
Periodic gap	$5,793	$625	$295	$542	$1,172
Cumulative gaps	$5,793	$6,418	$6,713	$7,255	$8,427

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2019.  Based on this evaluation, they concluded that as of June 30, 2019, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 6.                                      Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed

3.1	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005

3.2	Amended and Restated Bylaws of the Bank		8-K	3/21/2019

4.1	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018

10.1	Retention Agreement executed as of June 20, 2019 between Mr. Gaetano R. Fusco and the Federal Home Loan Bank of New York		8-K	6/21/2019

10.2	General Release Agreement executed as of June 20, 2019 between Mr. Gaetano R. Fusco and the Federal Home Loan Bank of New York		8-K	6/21/2019

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: August 8, 2019