Form 10-Q
period 2019-09-30
Federal Home Loan Bank of New York
filed 2019-11-07
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2019 was 53,477,168.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks (Note 3)	$53,278	$85,406
Securities purchased under agreements to resell (Note 4)	9,935,000	4,095,000
Federal funds sold (Note 4)	3,930,000	7,640,000
Trading securities (Note 5) (Includes $251,192 pledged as collateral at September 30, 2019 and $239,813 at December 31, 2018)	11,369,920	5,810,512
Equity Investments (Note 6)	56,814	48,179
Available-for-sale securities, net of unrealized gains of $114,052 at September 30, 2019 and $4,034 at December 31, 2018 (Note 7)	2,613,218	422,216
Held-to-maturity securities (Note 8) (Includes $3,886 pledged as collateral at September 30, 2019 and $4,548 at December 31, 2018)	15,120,124	17,474,826
Advances (Note 9) (Includes $0 at September 30, 2019 and December 31, 2018 at fair value under the fair value option)	94,300,543	105,178,833
Mortgage loans held-for-portfolio, net of allowance for credit losses of $637 at September 30, 2019 and $814 at December 31, 2018 (Note 10)	3,054,821	2,927,230
Loans to other FHLBanks (Note 20)	—	250,000
Accrued interest receivable	273,102	275,256
Premises, software, and equipment	60,629	51,572
Operating lease right-of-use assets (Note 19)	76,663	—
Derivative assets (Note 17)	212,640	113,762
Other assets	4,929	8,602

Total assets	$141,061,681	$144,381,394

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,480,622	$1,002,587
Non-interest-bearing demand	31,163	20,050
Term	25,000	40,000

Total deposits	1,536,785	1,062,637

Consolidated obligations, net (Note 12)
Bonds (Includes $10,369,961 at September 30, 2019 and $5,159,792 at December 31, 2018 at fair value under the fair value option)	76,043,928	84,153,776
Discount notes (Includes $0 at September 30, 2019 and $3,180,086 at December 31, 2018 at fair value under the fair value option)	55,534,357	50,640,238

Total consolidated obligations	131,578,285	134,794,014

Mandatorily redeemable capital stock (Note 14)	5,332	5,845

Accrued interest payable	183,136	223,570
Affordable Housing Program (Note 13)	160,524	161,718
Derivative liabilities (Note 17)	65,622	31,147
Other liabilities	261,864	355,841
Operating lease liabilities (Note 19)	90,311	—

Total liabilities	133,881,859	136,634,772

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 54,740 at September 30, 2019 and 60,658 at December 31, 2018	5,474,018	6,065,799
Retained earnings
Unrestricted	1,097,444	1,102,801
Restricted (Note 14)	660,147	591,281
Total retained earnings	1,757,591	1,694,082
Total accumulated other comprehensive income (loss)	(51,787)	(13,259)

Total capital	7,179,822	7,746,622

Total liabilities and capital	$141,061,681	$144,381,394

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income
Advances, net (Note 9)	$599,554	$678,029	$1,996,386	$1,853,974
Interest-bearing deposits	1,856	105	3,174	259
Securities purchased under agreements to resell (Note 4)	55,340	25,288	137,582	55,125
Federal funds sold (Note 4)	60,073	84,349	190,729	228,205
Trading securities (Note 5)	57,944	22,134	145,746	44,479
Available-for-sale securities (Note 7)	18,009	3,081	50,310	9,008
Held-to-maturity securities (Note 8)	113,926	127,500	352,257	359,731
Mortgage loans held-for-portfolio (Note 10)	25,224	24,305	75,678	72,931
Loans to other FHLBanks (Note 20)	1	86	155	99

Total interest income	931,927	964,877	2,952,017	2,623,811

Interest expense
Consolidated obligation bonds (Note 12)	429,738	492,448	1,424,320	1,308,708
Consolidated obligation discount notes (Note 12)	333,413	256,029	1,005,434	688,785
Deposits (Note 11)	6,053	5,032	17,994	12,980
Mandatorily redeemable capital stock (Note 14)	87	221	295	847
Cash collateral held and other borrowings	242	430	788	1,050

Total interest expense	769,533	754,160	2,448,831	2,012,370

Net interest income before provision for credit losses	162,394	210,717	503,186	611,441

Provision (Reversal) for credit losses on mortgage loans	134	(95)	(158)	(403)

Net interest income after provision for credit losses	162,260	210,812	503,344	611,844

Other income (loss)
Service fees and other	4,665	4,195	13,739	11,889
Instruments held under the fair value option gains (losses) (Note 18)	(694)	535	(3,518)	173
Total OTTI losses	—	—	—	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(256)	—	(640)	257
Net impairment losses recognized in earnings	(256)	—	(640)	(141)

Derivative gains (losses) (Note 17)	(4,269)	(3,197)	(55,618)	(27,282)
Trading securities gains (losses) (Note 5)	(4,000)	(2,275)	46,994	(4,695)
Equity investments gains (losses) (Note 6)	381	1,248	6,745	1,293

Total other income (loss)	(4,173)	506	7,702	(18,763)

Other expenses
Operating	17,151	11,938	45,452	33,288
Compensation and benefits	21,870	18,639	63,770	54,896
Finance Agency and Office of Finance	3,997	4,034	12,138	11,934
Other expenses	2,379	2,891	7,062	6,412
Total other expenses	45,397	37,502	128,422	106,530

Income before assessments	112,690	173,816	382,624	486,551

Affordable Housing Program Assessments (Note 13)	11,278	17,404	38,292	48,740

Net income	$101,412	$156,412	$344,332	$437,811

Basic earnings per share (Note 15)	$1.91	$2.51	$6.19	$6.97

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Income	$101,412	$156,412	$344,332	$437,811
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	43,143	(131)	136,290	(345)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	(257)
Reclassification of non-credit portion included in net income	256	—	640	—
Accretion of non-credit portion of OTTI	559	823	2,351	3,162
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	815	823	2,991	2,905
Net change due to hedging activities
Cash flow hedges (a)	(41,143)	25,055	(153,503)	102,917
Fair value hedges (b)	(12,909)	—	(26,272)	—
Total net change due to hedging activities	(54,052)	25,055	(179,775)	102,917
Net change in pension and postretirement benefits	656	637	1,966	1,953
Total other comprehensive income (loss)	(9,438)	26,384	(38,528)	107,430
Total comprehensive income (loss)	$91,974	$182,796	$305,804	$545,241

(a)         Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and open contracts in cash flow hedges of anticipatory issuance of CO bonds.  Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to interest expense.  For more information, see table “Cash flow hedge gains and losses” in Note 17.  Derivatives and Hedging Activities.

(b)         Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term/benchmark rate component hedging provisions of ASU 2017-12. The hedge basis adjustment is the change in the unrealized fair value of the hedged security due to change in the benchmark rate component elected in the hedging strategy.  Quarterly changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2019 and 2018

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2018	62,762	$6,276,227	$1,089,965	$535,465	$1,625,430	$20,873	$7,922,530

Proceeds from issuance of capital stock	16,283	1,628,316	—	—	—	—	1,628,316
Repurchase/redemption of capital stock	(20,463)	(2,046,412)	—	—	—	—	(2,046,412)
Shares reclassified to mandatorily redeemable capital stock	(22)	(2,128)	—	—	—	—	(2,128)
Cash dividends ($1.68 per share) on capital stock	—	—	(103,269)	—	(103,269)	—	(103,269)
Comprehensive income (loss)	—	—	125,129	31,283	156,412	26,384	182,796

Balance, September 30, 2018	58,560	$5,856,003	$1,111,825	$566,748	$1,678,573	$47,257	$7,581,833

Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

Proceeds from issuance of capital stock	22,004	2,200,344	—	—	—	—	2,200,344
Repurchase/redemption of capital stock	(25,676)	(2,567,573)	—	—	—	—	(2,567,573)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($1.58 per share) on capital stock	—	—	(92,073)	—	(92,073)	—	(92,073)
Comprehensive income (loss)	—	—	81,130	20,282	101,412	(9,438)	91,974

Balance, September 30, 2019	54,740	$5,474,018	$1,097,444	$660,147	$1,757,591	$(51,787)	$7,179,822

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	—	—	4,924	—	4,924	(4,924)	—
Proceeds from issuance of capital stock	58,012	5,801,206	—	—	—	—	5,801,206
Repurchase/redemption of capital stock	(66,929)	(6,692,956)	—	—	—	—	(6,692,956)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,252)	—	—	—	—	(2,252)
Cash dividends ($4.92 per share) on capital stock	—	—	(310,444)	—	(310,444)	—	(310,444)
Comprehensive income (loss)	—	—	350,248	87,563	437,811	107,430	545,241

Balance, September 30, 2018	58,560	$5,856,003	$1,111,825	$566,748	$1,678,573	$47,257	$7,581,833

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	58,726	5,872,520	—	—	—	—	5,872,520
Repurchase/redemption of capital stock	(64,603)	(6,460,252)	—	—	—	—	(6,460,252)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,049)	—	—	—	—	(4,049)
Cash dividends ($4.89 per share) on capital stock	—	—	(280,823)	—	(280,823)	—	(280,823)
Comprehensive income (loss)	—	—	275,466	68,866	344,332	(38,528)	305,804

Balance, September 30, 2019	54,740	$5,474,018	$1,097,444	$660,147	$1,757,591	$(51,787)	$7,179,822

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

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018
Operating activities

Net Income	$344,332	$437,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(218,314)	109,892
Concessions on consolidated obligations	2,277	1,971
Premises, software, and equipment	6,344	3,819
Provision (Reversal) for credit losses on mortgage loans	(158)	(403)
Credit impairment losses on held-to-maturity securities	640	141
Change in net fair value adjustments on derivatives and hedging activities	(307,368)	156,255
Net realized and unrealized (gains) losses on trading securities	(46,994)	4,695
Change in fair value on Equity Investments	(6,012)	(1,293)
Change in fair value adjustments on financial instruments held at fair value	3,518	(173)
Net change in:
Accrued interest receivable	1,735	(62,873)
Derivative assets due to accrued interest	41,852	(105,548)
Derivative liabilities due to accrued interest	(1,951)	88,224
Other assets	3,170	2,005
Affordable Housing Program liability	(1,194)	28,847
Accrued interest payable	(40,434)	46,809
Other liabilities (a)	6,411	10,725
Total adjustments	(556,478)	283,093
Net cash provided by (used in) operating activities	(212,146)	720,904
Investing activities
Net change in:
Interest-bearing deposits	(379,145)	(11,260)
Securities purchased under agreements to resell	(5,840,000)	(2,170,000)
Federal funds sold	3,710,000	(4,034,000)
Deposits with other FHLBanks	(89)	171
Premises, software, and equipment	(15,401)	(19,383)
Trading securities:
Purchased	(7,991,883)	(3,590,102)
Repayments	1,714,159	255,149
Proceeds from sales	748,301	349,383
Equity Investments:
Purchased	(4,101)	(2,834)
Proceeds from sales	1,478	1,342
Available-for-sale securities:
Purchased	(521,965)	—
Repayments	60,830	84,263
Held-to-maturity securities:
Long-term securities
Purchased	(1,524,044)	(2,674,589)
Repayments (b)	2,275,156	2,629,997
Advances:
Principal collected	868,256,828	815,377,695
Made	(856,562,006)	(793,461,042)
Mortgage loans held-for-portfolio:
Principal collected	204,891	200,847
Purchased	(336,487)	(219,045)
Proceeds from sales of REO	2,388	1,666
Net change in loans to other FHLBanks	250,000	—
Net cash provided by (used in) investing activities	4,048,910	12,718,258

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018
Financing activities
Net change in:
Deposits and other borrowings	$402,828	$(195,541)
Derivative contracts with financing element	(14,811)	(6,185)
Consolidated obligation bonds:
Proceeds from issuance	67,059,485	82,507,414
Payments for maturing and early retirement	(75,378,234)	(95,740,677)
Consolidated obligation discount notes:
Proceeds from issuance	935,812,989	928,411,518
Payments for maturing	(930,878,032)	(927,238,362)
Capital stock:
Proceeds from issuance of capital stock	5,872,520	5,801,206
Payments for repurchase/redemption of capital stock	(6,460,252)	(6,692,956)
Redemption of mandatorily redeemable capital stock	(4,562)	(15,533)
Cash dividends paid (c)	(280,823)	(310,444)
Net cash provided by (used in) financing activities	(3,868,892)	(13,479,560)
Net increase (decrease) in cash and due from banks	(32,128)	(40,398)
Cash and due from banks at beginning of the period (d)	85,406	127,403
Cash and due from banks at end of the period (d)	$53,278	$87,005

Supplemental disclosures:
Interest paid	$1,502,674	$1,221,313
Interest paid for Discount Notes (e)	$1,029,127	$634,869
Affordable Housing Program payments (f)	$39,486	$19,893
Transfers of mortgage loans to real estate owned	$459	$659
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	$(640)	$257
Capital stock subject to mandatory redemption reclassified from equity	$4,049	$2,252
Securities traded but not settled	$100,922	$—
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (g)	$1,597,207	$—

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the nine months ended September 30, 2019:

(a)               The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019.  For cash flow information on operating leases outstanding at September 30, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.

(b)               Non-cash paydowns on HTM securities were $3.8 million.

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

(e)               Interest paid disclosures have been supplemented for the nine months ended September 30, 2019 and 2018 under the disclosure guidance provided under ASU 2016-15, Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item, Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Financial Accounting Standards Board (“FASB”) Standards Adopted

Recently Adopted Accounting Guidances:

Standard	Summary of Guidances	Effective Date	Effects on the Financial Statements
Derivatives and Hedging

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815) Issued in August 2017

This guidance amends the accounting for derivatives and hedging activities to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU made certain targeted improvements to simplify the application of the hedge accounting guidance in pre-existing GAAP. The new guidance also requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.

This guidance became effective for the FHLBNY for the interim and annual periods beginning on January 1, 2019.

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

ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815) Issued in October 2018	The new ASU added the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.	The amendments in the ASU became effective for the FHLBNY concurrently with the adoption of ASU 2017-12 on January 1, 2019.

The FHLBNY has adopted OIS/SOFR as another ASC 815 hedging benchmark for its interest rate risk management objectives. The FHLBNY’s primary benchmark for hedges under ASC 815 remains LIBOR. Beginning in the first quarter, the FHLBNY has also executed hedges under ASC 815 designating the FED funds OIS index (FF/OIS) as a benchmark rate. For further information, see Note 17 Derivatives and Hedging Activities.

Leases ASU 2016-02, Leases (Topic 842) Issued in February 2016

This guidance amends the accounting for lease arrangements. In particular, it requires a lessee of operating and financing leases to recognize on the statements of condition, a right-of-use asset and a lease liability for leases.

This guidance became effective for the FHLBNY for the interim and annual periods beginning on January 1, 2019.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 2.                                                         FASB Standards Issued But Not Yet Adopted.

Standard	Summary of Guidances	Effective Date	Effects on the Financial Statements
Accounting for Financial Instruments — Credit Losses

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Issued in June 2016

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

The FHLBNY will adopt the ASU effective January 1, 2020.

We have concluded our preliminary assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets.  While the CECL model represents a significant departure from existing GAAP, we expect adoption will have an immaterial impact on our financial condition, results of operations, and cash flows.

Note 3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  There were no compensating balance at September 30, 2019 and December 31, 2018.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $48.0 million at September 30, 2019 and $86.1 million at December 31, 2018.  The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At September 30, 2019 and December 31, 2018, the outstanding balances of Securities purchased under agreements to resell were $9.9 billion and $4.1 billion; the investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY).  BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  U.S. Treasury securities at market values of $10.2 billion and $4.2 billion were received at BONY to collateralize the overnight investments at September 30, 2019 and December 31, 2018.  Securities purchased under agreements to resell averaged $9.7 billion and $7.7 billion for the three and nine months ended September 30, 2019.  For the same periods in the prior year, transaction balances averaged $5.1 billion and $4.1 billion.  Interest income from securities purchased under agreements to resell were $55.3 million and $137.6 million for the three and nine months ended September 30, 2019 compared to $25.3 million and $55.1 million for the same periods in the prior year.  No overnight investments had been executed bilaterally with counterparties at September 30, 2019 and December 31, 2018.

Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at September 30, 2019 and December 31, 2018 (in thousands):

Fair value	September 30, 2019	December 31, 2018
GSE securities	$—	$502,849
Corporate notes	3,401	3,334
U.S. Treasury notes	11,366,519	5,304,329
Total Trading securities	$11,369,920	$5,810,512

The carrying values of trading securities included net unrealized fair value gains of $49.3 million at September 30, 2019, and $2.6 million at December 31, 2018.  We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $251.2 million at September 30, 2019 and $239.8 million at December 31, 2018 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC).  The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$854	$2,547	$3,401
U.S. Treasury notes	5,255,487	6,111,032	11,366,519
Total Trading securities	$5,256,341	$6,113,579	$11,369,920
Yield on Trading securities	2.48%	2.48%

	December 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$502,849	$—	$502,849
Corporate notes	—	3,334	3,334
U.S. Treasury notes	3,171,130	2,133,199	5,304,329
Total Trading securities	$3,673,979	$2,136,533	$5,810,512
Yield on Trading securities	2.05%	2.14%

Note 6.                                                         Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments.  The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,267	$—	$—	$1,267
Equity funds	27,594	6,335	(674)	33,255
Fixed income funds	21,837	523	(68)	22,292
Total Equity Investments (a)	$50,698	$6,858	$(742)	$56,814

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,250	$—	$—	$1,250
Equity funds	25,788	2,481	(1,674)	26,595
Fixed income funds	21,036	7	(709)	20,334
Total Equity Investments (a)	$48,074	$2,488	$(2,383)	$48,179

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$135	$1,248	$6,012	$1,293
Net gains (losses) recognized during the period on equity investments sold during the period	17	—	17	—
Net dividend and other	229	—	716	—
Net gains (losses) recognized during the period	$381	$1,248	$6,745	$1,293

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

The carrying value of an AFS security equals its fair value.  At September 30, 2019 and at December 31, 2018, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$354,156	$3,013	$—	$357,169
CMBS	3,413	2	—	3,415
Total Floating	357,569	3,015	—	360,584
Fixed
CMBS (b)	2,141,597	111,037	—	2,252,634
Total Available-for-sale securities	$2,499,166	$114,052	$—	$2,613,218

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (a)	Losses (a)	Value
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$402,540	$4,011	$—	$406,551
CMBS-Floating	15,642	23	—	15,665
Total Available-for-sale securities	$418,182	$4,034	$—	$422,216

(a)               Recorded in AOCI — Net unrealized fair value gains as reported in the preceding table at September 30, 2019 represent market value based unrealized gains minus gains due to changes in the benchmark rate for those securities in a fair value hedge.  Market value gains of the securities are based on the historical amortized costs before fair value hedging adjustments.  Securities in a fair value hedging relationship at September 30, 2019 reported $26.3 million as hedging basis gains due to changes in the benchmark rate component hedging provisions elected in the hedging relationship.  The hedge basis gains increased the historical amortized costs of hedged securities and an offsetting reduction in the market based unrealized gain, so that fair values remained market based.  At December 31, 2018, no securities were hedged, and it was not necessary to adjust market value based unrealized gains.

(b)               In compliance with GAAP (see preceding footnote), historical amortized cost for hedged AFS securities were adjusted for hedged basis adjustments.  Fair values were not impacted by the hedge basis adjustments.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2019 unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position.  At December 31, 2018, there was no available-for-sale debt security at a fair value below its amortized cost basis.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

September 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$8,272	$—	$—	$—	$8,272	$—

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due after one year through five years	$3,413	$3,415	$15,642	$15,665
Due after five year through ten years	2,141,597	2,252,634	—	—
Due after ten years	354,156	357,169	402,540	406,551
Total Available-for-sale securities	$2,499,166	$2,613,218	$418,182	$422,216

(a)         The carrying value of AFS securities equals fair value.

(b)         Amortized cost is UPB after adjusting for net unamortized premiums of $29.1 million and net unamortized discounts of $1.5 million at September 30, 2019 and December 31, 2018.  At September 30, 2019, hedge basis gains of $26.3 million were also added to the historical amortized cost.  No hedge basis adjustments were necessary in the comparative period as no hedges were executed in the prior period.  The hedge basis adjustments had no impact on fair values.  No AFS security was OTTI.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$354,156	$357,169	$402,540	$406,551
CMBS - LIBOR	3,413	3,415	15,642	15,665
Total Floating	357,569	360,584	418,182	422,216
Fixed
CMBS	2,141,597	2,252,634	—	—

Total Mortgage-backed securities	$2,499,166	$2,613,218	$418,182	$422,216

See preceding footnotes in the preceding table for hedge basis adjustments to historical amortized cost.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$64,828	$—	$64,828	$6,656	$—	$71,484
Freddie Mac	12,145	—	12,145	1,178	—	13,323
Total pools of mortgages	76,973	—	76,973	7,834	—	84,807

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,505,134	—	1,505,134	5,040	(2,688)	1,507,486
Freddie Mac	937,682	—	937,682	4,132	(2,117)	939,697
Ginnie Mae	9,861	—	9,861	138	—	9,999
Total CMOs/REMICs	2,452,677	—	2,452,677	9,310	(4,805)	2,457,182

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,904,202	—	1,904,202	24,551	(1,339)	1,927,414
Freddie Mac	9,438,926	—	9,438,926	300,818	(8,257)	9,731,487
Total commercial mortgage-backed securities	11,343,128	—	11,343,128	325,369	(9,596)	11,658,901

Non-GSE MBS (c)
CMOs/REMICs	4,658	(339)	4,319	123	(33)	4,409

Asset-Backed Securities (c)
Manufactured housing (insured)	29,713	—	29,713	1,320	—	31,033
Home equity loans (insured)	63,028	(4,259)	58,769	19,297	—	78,066
Home equity loans (uninsured)	24,217	(3,472)	20,745	4,668	(157)	25,256
Total asset-backed securities	116,958	(7,731)	109,227	25,285	(157)	134,355

Total MBS	13,994,394	(8,070)	13,986,324	367,921	(14,591)	14,339,654

Other
State and local housing finance agency obligations	1,133,800	—	1,133,800	244	(21,954)	1,112,090

Total Held-to-maturity securities	$15,128,194	$(8,070)	$15,120,124	$368,165	$(36,545)	$15,451,744

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$74,301	$—	$74,301	$4,355	$—	$78,656
Freddie Mac	13,673	—	13,673	953	—	14,626
Total pools of mortgages	87,974	—	87,974	5,308	—	93,282

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,752,909	—	1,752,909	5,057	(6,642)	1,751,324
Freddie Mac	1,079,824	—	1,079,824	4,971	(3,069)	1,081,726
Ginnie Mae	11,610	—	11,610	181	—	11,791
Total CMOs/REMICs	2,844,343	—	2,844,343	10,209	(9,711)	2,844,841

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,596,388	—	2,596,388	888	(37,525)	2,559,751
Freddie Mac	10,635,137	—	10,635,137	59,025	(65,374)	10,628,788
Total commercial mortgage-backed securities	13,231,525	—	13,231,525	59,913	(102,899)	13,188,539

Non-GSE MBS (c)
CMOs/REMICs	6,158	(380)	5,778	327	(42)	6,063

Asset-Backed Securities (c)
Manufactured housing (insured)	35,528	—	35,528	1,490	—	37,018
Home equity loans (insured)	69,583	(6,214)	63,369	24,940	(14)	88,295
Home equity loans (uninsured)	42,426	(4,467)	37,959	5,886	(472)	43,373
Total asset-backed securities	147,537	(10,681)	136,856	32,316	(486)	168,686

Total MBS	16,317,537	(11,061)	16,306,476	108,073	(113,138)	16,301,411

Other
State and local housing finance agency obligations	1,168,350	—	1,168,350	202	(24,207)	1,144,345

Total Held-to-maturity securities	$17,485,887	$(11,061)	$17,474,826	$108,275	$(137,345)	$17,445,756

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

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $3.9 million at September 30, 2019 and $4.5 million at December 31, 2018, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$145,154	$(1)	$226,206	$(21,953)	$371,360	$(21,954)
MBS Investment Securities
MBS-GSE
Fannie Mae	856,842	(1,602)	483,057	(2,425)	1,339,899	(4,027)
Freddie Mac	1,765,223	(4,602)	1,288,566	(5,772)	3,053,789	(10,374)
Total MBS-GSE	2,622,065	(6,204)	1,771,623	(8,197)	4,393,688	(14,401)
MBS-Private-Label	56	—	9,667	(419)	9,723	(419)
Total MBS	2,622,121	(6,204)	1,781,290	(8,616)	4,403,411	(14,820)
Total	$2,767,275	$(6,205)	$2,007,496	$(30,569)	$4,774,771	$(36,774)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$304,671	$(29)	$231,022	$(24,178)	$535,693	$(24,207)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,212,164	(1,787)	2,134,166	(42,380)	3,346,330	(44,167)
Freddie Mac	3,999,726	(14,431)	3,157,646	(54,012)	7,157,372	(68,443)
Total MBS-GSE	5,211,890	(16,218)	5,291,812	(96,392)	10,503,702	(112,610)
MBS-Private-Label	4,635	(24)	23,138	(600)	27,773	(624)
Total MBS	5,216,525	(16,242)	5,314,950	(96,992)	10,531,475	(113,234)
Total	$5,521,196	$(16,271)	$5,545,972	$(121,170)	$11,067,168	$(137,441)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $22.0 million and $24.2 million at September 30, 2019 and December 31, 2018.  Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing our investments in the HFA bonds to the “AA municipal sector”.  The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$16,080	$16,048	$20,300	$20,194
Due after five years through ten years	37,425	36,952	27,670	27,228
Due after ten years	1,080,295	1,059,090	1,120,380	1,096,923
State and local housing finance agency obligations	1,133,800	1,112,090	1,168,350	1,144,345

Mortgage-backed securities
Due in one year or less	371,116	372,974	369,989	367,636
Due after one year through five years	4,441,658	4,491,934	4,587,009	4,590,849
Due after five years through ten years	6,339,559	6,597,775	8,201,200	8,157,858
Due after ten years	2,842,061	2,876,971	3,159,339	3,185,068
Mortgage-backed securities	13,994,394	14,339,654	16,317,537	16,301,411

Total Held-to-maturity securities	$15,128,194	$15,451,744	$17,485,887	$17,445,756

(a)   Amortized cost is UPB after adjusting for net unamortized premiums of $65.4 million and $63.7 million (net of unamortized discounts) and before OTTI adjustments at September 30, 2019 and December 31, 2018.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2019		December 31, 2018
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$551,133	$550,793	$680,247	$679,867
Floating	1,905,929	1,905,929	2,169,384	2,169,384
Total CMO	2,457,062	2,456,722	2,849,631	2,849,251
CMBS
Fixed	7,739,983	7,739,983	8,348,709	8,348,709
Floating	3,603,145	3,603,145	4,882,816	4,882,816
Total CMBS	11,343,128	11,343,128	13,231,525	13,231,525
Pass Thru (a)
Fixed	178,686	170,956	204,281	193,601
Floating	15,518	15,518	32,100	32,099
Total Pass Thru	194,204	186,474	236,381	225,700
Total MBS	13,994,394	13,986,324	16,317,537	16,306,476
State and local housing finance agency obligations
Fixed	6,125	6,125	6,770	6,770
Floating	1,127,675	1,127,675	1,161,580	1,161,580
Total State and local housing finance agency obligations	1,133,800	1,133,800	1,168,350	1,168,350
Total Held-to-maturity securities	$15,128,194	$15,120,124	$17,485,887	$17,474,826

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

Management evaluates its investments in private-label MBS (PLMBS) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  De minimus OTTI losses of $0.6 million were recorded in the year-to-date period in 2019.  Other-than-temporary impairment recorded in the same period in 2018 was $0.1 million.  Based on cash flow testing, the Bank believes no material OTTI exists for the remaining investments.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2019, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$15,612	$19,295	$16,584	$22,731
Additional credit losses for which an OTTI charge was previously recognized	256	—	640	141
Realized credit losses	—	—	—	(49)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(745)	(1,495)	(2,101)	(5,023)
Ending balance	$15,123	$17,800	$15,123	$17,800

Note 9.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$4,282	3.35%	—%
Due in one year or less	61,222,472	2.23	65.31	68,305,214	2.52	64.79
Due after one year through two years	10,822,378	2.22	11.54	18,019,447	2.46	17.09
Due after two years through three years	7,525,284	2.50	8.03	6,471,750	2.38	6.14
Due after three years through four years	2,358,780	2.78	2.52	3,505,420	2.61	3.32
Due after four years through five years	2,685,759	2.24	2.87	2,078,462	2.97	1.97
Thereafter	9,124,362	2.27	9.73	7,049,282	2.51	6.69

Total par value	93,739,035	2.27%	100.00%	105,433,857	2.51%	100.00%
Hedge valuation basis adjustments (b)	561,508			(255,024)

Total	$94,300,543			$105,178,833

(a)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)         Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in the designated benchmark rate.  The FHLBNY’s primary benchmark rate is LIBOR; the FHLBNY may also hedge to the OIS/FF index and OIS/SOFR index.

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

Advances borrowed by insurance companies accounted for 25.5% and 21.1% of total advances at September 30, 2019 and December 31, 2018.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower.  Insurance companies are required to successfully complete an on-site review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of September 30, 2019 and December 31, 2018, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$175,436	5.83%	$196,551	6.82%
Fixed long-term single-family mortgages	2,834,121	94.17	2,686,866	93.18

Total par value	3,009,557	100.00%	2,883,417	100.00%

Unamortized premiums	46,065		45,451
Unamortized discounts	(1,589)		(1,761)
Basis adjustment (b)	1,425		937

Total mortgage loans held-for-portfolio	3,055,458		2,928,044
Allowance for credit losses	(637)		(814)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$3,054,821		$2,927,230

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (FLA), was estimated at $38.2 million and $35.8 million at September 30, 2019 and December 31, 2018.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.9 million for the three and nine months ended September 30, 2019 and $0.6 million and $1.8 million for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which upon adoption on January 1, 2020, will require earlier recognition of credit losses.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses. This guidance is effective beginning on January 1, 2020.  We have concluded our preliminary evaluation under the guidance, and upon adoption we expect immaterial change to the allowance for credit losses on our MPF portfolio.

The FHLBNY’s existing allowance methodology is based on pre-CECL GAAP, which generally requires that a loss be incurred before it is recognized.  For more information about our allowance policies, processes and methodologies, see the most recent Form 10-K filed on March 21, 2019.

Mortgage loans under the existing (pre-CECL) GAAP are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers a loan to be seriously delinquent when it is past due 90 days or more.  The FHLBNY considers the occurrence of serious delinquency as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis by looking to the value of the real property collateral.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures estimated incurred credit losses on a collective basis and records a valuation reserve.  When a loan is delinquent 180 days or more, the FHLBNY will charge-off the excess carrying value over the net realizable value of the loan because the FHLBNY deems that foreclosure is probable at 180 days delinquency.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off is recorded as real estate owned at the lower of carrying value or net realizable value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Allowance for credit losses:
Beginning balance	$522	$817	$814	$992
Charge-offs	(19)	(9)	(19)	(90)
Recoveries	—	81	—	295
Provision (Reversal) for credit losses on mortgage loans	134	(95)	(158)	(403)
Ending balance	$637	$794	$637	$794

	September 30, 2019	December 31, 2018
Ending balance, individually evaluated for impairment	$166	$238
Ending balance, collectively evaluated for impairment	471	576
Total Allowance for credit losses	$637	$814

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	September 30, 2019	December 31, 2018
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$3,054,821	$2,927,230
Non-performing mortgage loans - Conventional (a)(b)	$7,072	$8,453
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,009	$5,501

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2019			September 30, 2019	September 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$9,674	$9,639	$—	$10,067	$10,420
With a related allowance	940	936	166	742	932
Total individually measured for impairment	$10,614	$10,575	$166	$10,809	$11,352

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,507	$10,443	$—	$12,681
With a related allowance	993	974	238	1,161
Total individually measured for impairment	$11,500	$11,417	$238	$13,842

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

(d)         Represents the average recorded investment for the three and nine months ended September 30, 2019 and the twelve months ended December 31, 2018.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2019			September 30, 2019	September 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$226,529	$221,075	$—	$226,795	$228,923
Uninsured loans	2,833,219	2,777,907	471	2,808,945	2,753,483
Total loans collectively measured for impairment	$3,059,748	$2,998,982	$471	$3,035,740	$2,982,406

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$233,064	$227,268	$—	$237,144
Uninsured loans	2,697,827	2,644,732	576	2,660,060
Total loans collectively measured for impairment	$2,930,891	$2,872,000	$576	$2,897,204

(a)         Represents the average recorded investment for the three and nine months ended September 30, 2019 and the twelve months ended December 31, 2018.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2019		December 31, 2018
	Conventional	Insured	Conventional	Insured
	MPF Loans	Loans	MPF Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$12,073	$10,629	$17,635	$12,724
Past due 60 - 89 days	3,638	2,693	2,683	3,025
Past due 90 - 179 days	1,366	1,901	1,169	1,663
Past due 180 days or more	5,731	3,405	7,316	4,216
Total past due	22,808	18,628	28,803	21,628
Total current loans	2,821,025	207,901	2,680,524	211,436
Total mortgage loans	$2,843,833	$226,529	$2,709,327	$233,064
Other delinquency statistics:
Loans in process of foreclosure, included above	$4,089	$2,430	$5,149	$3,343
Number of foreclosures outstanding at period end	33	20	37	27
Serious delinquency rate (a)	0.26%	2.34%	0.31%	2.52%
Serious delinquent loans total used in calculation of serious delinquency rate	$7,324	$5,306	$8,525	$5,879
Past due 90 days or more and still accruing interest	$—	$5,306	$—	$5,879
Loans on non-accrual status	$7,097	$—	$8,485	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,728	$1,036	$7,398	$823
Modified loans under MPF® program	$1,247	$—	$1,423	$—
Real estate owned	$172		$767

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.                                                  Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2019	December 31, 2018
Interest-bearing deposits
Interest-bearing demand	$1,480,622	$1,002,587
Term (a)	25,000	40,000
Total interest-bearing deposits	1,505,622	1,042,587
Non-interest-bearing demand	31,163	20,050
Total deposits (b)	$1,536,785	$1,062,637

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,505,622	2.21%	$1,042,587	1.73%
Non-interest-bearing deposits	31,163		20,050
Total deposits	$1,536,785		$1,062,637

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Consolidated obligation bonds-amortized cost	$75,432,970	$83,764,337

Hedge valuation basis adjustments	435,504	238,150
Hedge basis adjustments on de-designated hedges	140,493	131,497
FVO - valuation adjustments and accrued interest	34,961	19,792

Total Consolidated obligation bonds	$76,043,928	$84,153,776

Discount notes-amortized cost	$55,534,357	$50,631,066
FVO - valuation adjustments and remaining accretion	—	9,172

Total Consolidated obligation discount notes	$55,534,357	$50,640,238

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2019			December 31, 2018
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$59,445,485	2.01%	78.88%	$64,893,475	2.29%	77.48%
Over one year through two years	4,511,140	2.26	5.98	7,555,545	2.38	9.02
Over two years through three years	2,213,965	2.36	2.94	2,586,325	2.48	3.09
Over three years through four years	2,041,040	2.58	2.71	2,181,750	2.39	2.60
Over four years through five years	1,224,380	2.78	1.62	1,435,235	2.73	1.71
Thereafter	5,927,985	3.42	7.87	5,105,650	3.45	6.10

Total par value	75,363,995	2.17%	100.00%	83,757,980	2.39%	100.00%

Bond premiums (b)	94,002			42,647
Bond discounts (b)	(25,027)			(36,290)
Hedge valuation basis adjustments (c)	435,504			238,150
Hedge basis adjustments on de-designated hedges (d)	140,493			131,497
FVO (e) - valuation adjustments and accrued interest	34,961			19,792

Total Consolidated obligation-bonds	$76,043,928			$84,153,776

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.

(c)          Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate.  LIBOR is the primary benchmark index; the FHLBNY may also hedge to the FF/OIS index and the FF/SOFR index.

(d)         Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$25,003,995	33.18%	$22,745,980	27.16%
Fixed-rate, callable	6,161,000	8.17	4,966,000	5.93
Step Up, callable	75,000	0.10	880,000	1.05
Single-index floating rate	44,124,000	58.55	55,166,000	65.86

Total par value	$75,363,995	100.00%	$83,757,980	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are Consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Par value	$55,626,021	$50,805,481
Amortized cost	$55,534,357	$50,631,066
FVO (a) - valuation adjustments and remaining accretion	—	9,172
Total discount notes	$55,534,357	$50,640,238
Weighted average interest rate	1.98%	2.34%

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

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$164,262	$149,304	$161,718	$131,654
Additions from current period’s assessments	11,278	17,404	38,292	48,740
Net disbursements for grants and programs	(15,016)	(6,207)	(39,486)	(19,893)
Ending balance	$160,524	$160,501	$160,524	$160,501

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.                                                  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure.  To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY.  A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan.  FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share.  It is not publicly traded.  An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY.  The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice.  The FHLBNY’s Class B capital stock issued and outstanding was $5.5 billion at September 30, 2019 and $6.1 billion at December 31, 2018.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2019		December 31, 2018
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$966,734	$7,236,942	$797,783	$7,765,726
Total capital-to-asset ratio	4.00%	5.13%	4.00%	5.38%
Total capital (b)	$5,642,467	$7,236,942	$5,775,256	$7,765,726
Leverage ratio	5.00%	7.70%	5.00%	8.07%
Leverage capital (c )	$7,053,084	$10,855,412	$7,219,070	$11,648,589

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

	September 30, 2019	December 31, 2018
Redemption less than one year	$838	$229
Redemption from one year to less than three years	376	1,068
Redemption from three years to less than five years	407	425
Redemption from five years or greater	3,711	4,123

Total	$5,332	$5,845

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$5,514	$17,707	$5,845	$19,945
Capital stock subject to mandatory redemption reclassified from equity	—	2,128	4,049	2,252
Redemption of mandatorily redeemable capital stock (a)	(182)	(13,171)	(4,562)	(15,533)
Ending balance	$5,332	$6,664	$5,332	$6,664
Accrued interest payable (b)	$87	$210	$87	$210

(a)               Redemption includes repayment of excess stock.

(b)              The annualized accrual rate was 6.35% for the three months ended September 30, 2019 and 6.75% for the three months ended September 30, 2018.  Accrual rates are based on estimated dividend rates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $660.1 million and $591.3 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2019 and December 31, 2018.

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

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$101,412	$156,412	$344,332	$437,811

Net income available to stockholders	$101,412	$156,412	$344,332	$437,811

Weighted average shares of capital	53,044	62,538	55,732	62,986
Less: Mandatorily redeemable capital stock	(54)	(123)	(62)	(165)
Average number of shares of capital used to calculate earnings per share	52,990	62,415	55,670	62,821

Basic earnings per share	$1.91	$2.51	$6.19	$6.97

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Defined Benefit Plan	$2,494	$1,875	$7,482	$5,625
Benefit Equalization Plans (defined benefit and defined contribution)	1,796	1,868	5,566	5,336
Defined Contribution Plans	615	567	1,892	1,796
Postretirement Health Benefit Plan	83	(79)	250	(238)

Total retirement plan expenses	$4,988	$4,231	$15,190	$12,519

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$317	$274	$949	$822
Interest cost	636	539	1,908	1,617
Amortization of unrecognized net loss	719	886	2,159	2,658

Net periodic benefit cost -Defined Benefit BEP	1,672	1,699	5,016	5,097

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	124	169	550	239
Total	$1,796	$1,868	$5,566	$5,336

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost (benefits attributed to service during the period)	$20	$27	$62	$81
Interest cost on accumulated postretirement health benefit obligation	128	143	382	428
Amortization of loss/(gain)	—	191	—	573
Amortization of prior service (credit)/cost	(65)	(440)	(194)	(1,320)

Net periodic postretirement health benefit (income) (a)	$83	$(79)	$250	$(238)

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

The majority of OTC derivative contracts at September 30, 2019 and December 31, 2018 were “Cleared derivatives”, which are contracts transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (DCOs) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Commission Merchant (FCM) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

The FHLBNY also transacts derivative contracts that are executed and settled bilaterally with counterparties, rather than settling the transaction as a cleared derivative with a DCO.  Such derivative have to be transacted bilaterally and are not clearable as the structures have not yet been mandated for clearing under the Dodd-Frank Act, typically because the transactions are complex and their ongoing pricing and settlement mechanisms have not yet been operationalized by the DCOs.

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2019	December 31, 2018
Interest rate contracts
Interest rate swaps	$96,478,300	$105,280,821
Interest rate caps	803,000	803,000
Mortgage delivery commitments	56,485	12,682
Total interest rate contracts notionals	$97,337,785	$106,096,503

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

	September 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Uncleared derivatives	$248,441	$532,920	$246,765	$162,650
Cleared derivatives	336,342	324,822	296,677	305,918
Total gross recognized amount	584,783	857,742	543,442	468,568
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(119,137)	(467,407)	(134,413)	(142,097)
Cleared derivatives	(253,044)	(324,822)	(295,324)	(295,324)
Total gross amounts of netting adjustments and cash collateral	(372,181)	(792,229)	(429,737)	(437,421)
Net amounts after offsetting adjustments and cash collateral	$212,602	$65,513	$113,705	$31,147

Uncleared derivatives	$129,304	$65,513	$112,352	$20,553
Cleared derivatives	83,298	—	1,353	10,594
Total net amounts after offsetting adjustments and cash collateral	$212,602	$65,513	$113,705	$31,147
Derivative instruments - Not Nettable
Uncleared derivatives (a)	$38	$109	$57	$—
Total derivative assets and total derivative liabilities
Uncleared derivatives	129,342	65,622	112,409	20,553
Cleared derivatives	83,298	—	1,353	10,594
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$212,640	$65,622	$113,762	$31,147
Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$251,192	$—	$239,813	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(119,404)	—	(102,682)	—

Total net amount of non-cash collateral received or repledged	$131,788	$—	$137,131	$—
Total net exposure cash and non-cash (e)	$344,428	$65,622	$250,893	$31,147
Net unsecured amount - Represented by:
Uncleared derivatives	$9,938	$65,622	$9,727	$20,553
Cleared derivatives	334,490	—	241,166	10,594
Total net exposure cash and non-cash (e)	$344,428	$65,622	$250,893	$31,147

(a)         Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$52,246,300	$404,856	$701,844
Total derivatives in hedging relationships under ASC 815	52,246,300	404,856	701,844

Derivatives not designated as hedging instruments
Interest rate swaps	43,200,000	162,024	151,224
Interest rate caps	803,000	16	—
Mortgage delivery commitments	56,485	38	109
Other (b)	1,032,000	17,887	4,674
Total derivatives not designated as hedging instruments	45,091,485	179,965	156,007

Total derivatives before netting and collateral adjustments	$97,337,785	584,821	857,851
Netting adjustments		(348,581)	(348,581)
Cash Collateral and related accrued interest		(23,600)	(443,648)
Total netting adjustments and cash collateral		(372,181)	(792,229)
Total derivative assets and total derivative liabilities		$212,640	$65,622
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,192
Security collateral received from counterparty (c)		(119,404)
Net security		131,788
Net exposure		$344,428

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$60,701,776	$390,670	$314,448
Total derivatives in hedging relationships under ASC 815	60,701,776	390,670	314,448

Derivatives not designated as hedging instruments
Interest rate swaps	43,913,045	145,726	144,190
Interest rate caps	803,000	644	—
Mortgage delivery commitments	12,682	57	—
Other (b)	666,000	6,402	9,930
Total derivatives not designated as hedging instruments	45,394,727	152,829	154,120

Total derivatives before netting and collateral adjustments	$106,096,503	543,499	468,568
Netting adjustments		(372,917)	(372,917)
Cash Collateral and related accrued interest		(56,820)	(64,504)
Total netting adjustments and cash collateral		(429,737)	(437,421)
Total derivative assets and total derivative liabilities		$113,762	$31,147
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$239,813
Security collateral received from counterparty (c)		(102,682)
Net security		137,131
Net exposure		$250,893

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

(c)          Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default.  Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2019 and December 31, 2018.

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

We adopted the reporting and disclosure requirements under the ASU prospectively.  The new guidance requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item in the Statements of income.  Prior period comparative financial information was not reclassified to conform to current presentation.  Certain post-adoption quantitative tabular disclosures required under ASU 2017-12 have been expanded to include the comparative period.  We believe that the use of post-adoption tabular disclosures to include comparative information is not akin to the adoption of the ASU on a retrospective basis, since it only affects the manner in which previously recorded amounts are disclosed.

The FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which adds the OIS rate based on SOFR as an approved U.S. benchmark rate to facilitate the LIBOR to SOFR transition.  The other interest rates in the United States that are eligible benchmarks under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  The FHLBNY’s primary benchmark is LIBOR, and the Fed funds indexed rate is an alternative benchmark.  The FHLBNY implemented the SOFR rate as another benchmark rate for interest rate hedging in the third quarter of 2019.

Typically, we execute derivatives under three hedging strategies — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”).  Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges.  To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge in which hedge accounting is not applied), a hedging relationship must be highly effective in offsetting the risk designated as being hedged. The hedging relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge.  The effectiveness of these hedging relationships is evaluated at hedge inception and on an ongoing basis both on a retrospective and prospective basis when we deem the hedge as not eligible for the short-cut method, which assumes the hedged item and the hedging derivative are perfectly hedged as defined under ASC 815 and amended by ASU 2017-12.

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

In the nine months ended September 30, 2019, the FHLBNY executed interest rate hedges employing strategies under the new guidance for “partial-term hedges” and “benchmark rate component hedging”.  The two strategies are among several hedging strategies permitted under the recently adopted ASU 2017-12.

•                  The partial-term hedging strategy makes it possible to hedge selected fixed-rate payments in a fair value hedge of interest rate risk. While US GAAP has long permitted entities to designate one or more contractual cash flows in a financial instrument, the hedge strategy could result in hedge ineffectiveness.  This is because the fair value of the hedging instrument and the hedged item would react differently to changes in interest rates because the principal repayment of the debt occurs on a different date than the swap’s maturity.  ASU 2017-12 addresses this issue by allowing entities to calculate the change in the fair value of the hedged item in a partial-term hedge of a fixed-rate financial instrument using an assumed term that begins when the first hedged cash flow begins to accrue and ends when the last hedged cash flow is due and payable. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk is recorded in P&L and presented in Interest income from investments along with the change in the fair value of the hedging instrument.  The new strategy was utilized by the FHLBNY for hedging certain AFS designated mortgage-backed securities.

•                  Benchmark rate component hedging is permitted under the ASU, which addressed the issue that measuring changes in the fair value of the hedged item using the total coupon cash flows misrepresents the true effectiveness of these hedging relationships.  Additionally, these hedging relationships are not meant to manage credit risk, and that using the total contractual cash flows to determine the change in the fair value of the hedged item attributable to the change in the benchmark interest rate creates an earnings mismatch that reflects the portion of the financial instrument that the entity does not intend to hedge.  The new guidance addresses these issues by allowing entities to use either (1) the full contractual coupon cash flows or (2) the benchmark rate component of the contractual coupon cash flows to calculate the change in the fair value of the hedged item attributable to changes in the benchmark interest rate in a fair value hedge of interest rate risk.  We have used the concept selectively in 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended September 30,
	2019	2018
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(118,358)	$9,949

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$118,834	$(11,232)

	Gains (Losses) on Fair Value Hedges
	Nine months ended September 30,
	2019	2018
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(640,070)	$236,107

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$638,446	$(237,768)

Gains (losses) represent changes in fair values of derivatives and hedged items due to changes in the designated benchmark interest rates.  Beginning in 2019, gains and losses on ASC 815 hedges are recorded in the same line in the Statements of income as the hedged assets and hedged liabilities.  Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged items were recorded in Other income (loss).

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2019 and December 31, 2018, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges.  The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	September 30, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$41,744,357	$561,149	$—
Hedged AFS debt securities (a)	466,138	26,272	—
De-designated advances (b)	—	—	360
	$42,210,495	$587,421	$360

Liabilities:
Hedged consolidated obligation bonds	$7,390,066	$(435,504)	$—
De-designated consolidated obligation bonds (b)	—	—	(140,493)
	$7,390,066	$(435,504)	$(140,493)

	December 31, 2018
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$45,904,804	$(255,426)	$—
De-designated advances (b)	—	—	402
	$45,904,804	$(255,426)	$402
Liabilities:
Hedged consolidated obligation bonds	$11,664,558	$(238,150)	$—
De-designated consolidated obligation bonds (b)	—	—	(131,497)
	$11,664,558	$(238,150)	$(131,497)

(a)   Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis.  For hedged AFS securities, consistent with fair value hedge accounting, changes in the fair values due to changes in the benchmark rate of the assumed hedged item in a partial-term hedge, are recorded as an adjustment to amortized cost and an offset to interest income from available-for-sale securities.

(b)   The carrying amounts of de-designated hedged items were not included in the carrying amounts of hedged assets/liabilities as de-designated advances and debt are no longer hedged.  Par amounts of de-designated advances were not material; par amounts of de-designated CO bonds were approximately $1.2 billion.  Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain until the items are derecognized from the balance sheet.

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

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2019			2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(214)	$(41,356)	$(41,142)	$64	$(28)	$25,119	$25,055

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2019			2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(353)	$(153,856)	$(153,503)	$97	$2	$103,014	$102,917

(a)         Primarily consists of benchmark interest rate swaps indexed to LIBOR.  For periods after January 1, 2019, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.

(b)         Amounts represent amortization of gains (losses) related to closed cash flow hedges that were reclassified during the period to interest expense as a yield adjustment.  Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense.  If debt is held to maturity, losses in AOCI will be relieved through amortization.  It is expected that over the next 12 months, $1.0 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2019 (a)	2018 (b)	2019 (a)	2018 (b)
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(3,891)	$(1,463)	$(55,523)	$(25,374)
Caps	(410)	(340)	(627)	(20)
Mortgage delivery commitments	32	(83)	532	(229)
Total Gains (losses) on derivatives in economic hedges	$(4,269)	$(1,886)	$(55,618)	$(25,623)

(a)   In the 2019 periods, derivative gains and losses on economic hedges continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will agree to the line item — “Derivative gains (losses)” in Other income in the Statements of income.  This line item reports the results of fair value changes of derivatives in (economic) hedges not qualifying under ASC 815.  In 2019 periods, fair value losses were primarily driven by fair value changes of interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities, partly offset by fair value gains on interest rate basis swaps hedging basis risk of floating-rate CO bonds indexed to other than the 3-month LIBOR benchmark.

(b)   In the 2018 periods, Derivative gains (losses) in Other income in the Statements of income includes the total hedging effects of ASC 815 qualifying hedges as well as the fair value effects of derivatives in economic hedges.  Since the table above reports fair value changes of derivatives designated in economic hedges, fair value totals for the 2018 periods in the table above will not agree to derivatives gains (losses) reported in the 2018 Statements of income.  As permitted under the ASU, prior year information has not been reclassified to reporting classifications under ASU 2017-12.  In the 2018 periods, derivative losses were primarily due to changes in fair values on basis swaps in economic hedges of floating-rate debt and associated swap interest accruals.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.                                                  Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2019
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$53,278	$53,278	$53,278	$—	$—	$—
Securities purchased under agreements to resell	9,935,000	9,935,133	—	9,935,133	—	—
Federal funds sold	3,930,000	3,930,057	—	3,930,057	—	—
Trading securities	11,369,920	11,369,920	11,366,519	3,401	—	—
Equity Investments	56,814	56,814	56,814	—	—	—
Available-for-sale securities	2,613,218	2,613,218	—	2,613,218	—	—
Held-to-maturity securities	15,120,124	15,451,744	—	14,200,890	1,250,854	—
Advances	94,300,543	94,238,733	—	94,238,733	—	—
Mortgage loans held-for-portfolio, net	3,054,821	3,075,563	—	3,075,563	—	—
Accrued interest receivable	273,102	273,102	—	273,102	—	—
Derivative assets	212,640	212,640	—	584,821	—	(372,181)
Other financial assets	172	172	—	—	172	—

Liabilities
Deposits	1,536,785	1,536,804	—	1,536,804	—	—
Consolidated obligations
Bonds	76,043,928	76,362,822	—	76,362,822	—	—
Discount notes	55,534,357	55,538,088	—	55,538,088	—	—
Mandatorily redeemable capital stock	5,332	5,332	5,332	—	—	—
Accrued interest payable	183,136	183,136	—	183,136	—	—
Derivative liabilities	65,622	65,622	—	857,851	—	(792,229)
Other financial liabilities	47,995	47,995	47,995	—	—	—

	December 31, 2018
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$85,406	$85,406	$85,406	$—	$—	$—
Securities purchased under agreements to resell	4,095,000	4,095,150	—	4,095,150	—	—
Federal funds sold	7,640,000	7,639,998	—	7,639,998	—	—
Trading securities	5,810,512	5,810,512	5,304,329	506,183	—	—
Equity Investments	48,179	48,179	48,179	—	—	—
Available-for-sale securities	422,216	422,216	—	422,216	—	—
Held-to-maturity securities	17,474,826	17,445,756	—	16,126,662	1,319,094	—
Advances	105,178,833	105,137,214	—	105,137,214	—	—
Mortgage loans held-for-portfolio, net	2,927,230	2,852,611	—	2,852,611	—	—
Loans to other FHLBanks	250,000	250,000	—	250,000	—	—
Accrued interest receivable	275,256	275,256	—	275,256	—	—
Derivative assets	113,762	113,762	—	543,499	—	(429,737)
Other financial assets	767	767	—	—	767	—

Liabilities
Deposits	1,062,637	1,062,625	—	1,062,625	—	—
Consolidated obligations
Bonds	84,153,776	83,912,990	—	83,912,990	—	—
Discount notes	50,640,238	50,638,448	—	50,638,448	—	—
Mandatorily redeemable capital stock	5,845	5,845	5,845	—	—	—
Accrued interest payable	223,570	223,570	—	223,570	—	—
Derivative liabilities	31,147	31,147	—	468,568	—	(437,421)
Other financial liabilities	86,095	86,095	86,095	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.  The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2019 and December 31, 2018.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair values of Mortgage-backed securities deemed OTTI — When a PLMBS is deemed to be OTTI, it is recorded at fair value.  The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  See Note 8. Held-to-Maturity securities for impairment information and recorded OTTI.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2019 and December 31, 2018.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2019 and December 31, 2018, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,401	$—	$3,401	$—	$—
U.S. Treasury securities	11,366,519	11,366,519	—	—	—
Equity Investments	56,814	56,814	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	2,613,218	—	2,613,218	—	—
Derivative assets (a)
Interest-rate derivatives	212,602	—	584,783	—	(372,181)
Mortgage delivery commitments	38	—	38	—	—

Total recurring fair value measurement - assets	$14,252,592	$11,423,333	$3,201,440	$—	$(372,181)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	(10,369,961)	—	(10,369,961)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(65,513)	—	(857,742)	—	792,229
Mortgage delivery commitments	(109)	—	(109)	—	—

Total recurring fair value measurement - liabilities	$(10,435,583)	$—	$(11,227,812)	$—	$792,229

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$502,849	$—	$502,849	$—	$—
Corporate notes	3,334	—	3,334	—	—
U.S. Treasury securities	5,304,329	5,304,329	—	—	—
Equity Investments	48,179	48,179	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	422,216	—	422,216	—	—
Derivative assets (a)
Interest-rate derivatives	113,705	—	543,442	—	(429,737)
Mortgage delivery commitments	57	—	57	—	—

Total recurring fair value measurement - assets	$6,394,669	$5,352,508	$1,471,898	$—	$(429,737)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	(3,180,086)	—	(3,180,086)	—	—
Bonds (to the extent FVO is elected) (b)	(5,159,792)	—	(5,159,792)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(31,147)	—	(468,568)	—	437,421

Total recurring fair value measurement - liabilities	$(8,371,025)	$—	$(8,808,446)	$—	$437,421

(a)               Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)               Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$—	$80	$—
Real estate owned	185	—	—	185
Total non-recurring assets at fair value	$265	$—	$80	185

	During the period ended December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$741	$—	$741	$—
Real estate owned	795	—	—	795
Total non-recurring assets at fair value	$1,536	$—	$741	$795

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended September 30, 2019 and December 31, 2018, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2019 and December 31, 2018.

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

From time to time, the FHLBNY will elect the FVO for advances and Consolidated obligations on an instrument-by-instrument basis, with changes in fair value reported in earnings.  No advances elected under the FVO were outstanding in the three and nine months ended September 30, 2019, and no discount notes elected under the FVO were outstanding in the three months ended September 30, 2019 and 2018.  The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2018	2019	2018
	Advances	Bonds
Balance, beginning of the period	$250,532	$(3,238,857)	$(29,784)
New transactions elected for fair value option	—	(9,820,000)	(650,000)
Maturities and terminations	(250,000)	2,700,000	—
Net gains (losses) on financial instruments held under fair value option	(175)	(694)	710
Change in accrued interest/unaccreted balance	(357)	(10,410)	(81)
Balance, end of the period	$—	$(10,369,961)	$(679,155)

	Nine months ended September 30,
	2018	2019	2018	2019	2018
	Advances	Bonds		Discount Notes
Balance, beginning of the period	$2,205,624	$(5,159,792)	$(1,131,074)	$(3,180,086)	$(2,312,621)
New transactions elected for fair value option	—	(13,040,000)	(765,000)	—	(1,564,375)
Maturities and terminations	(2,200,000)	7,845,000	1,215,000	3,170,915	3,873,993
Net gains (losses) on financial instruments held under fair value option	(590)	(3,405)	758	(113)	5
Change in accrued interest/unaccreted balance	(5,034)	(11,764)	1,161	9,284	2,998
Balance, end of the period	$—	$(10,369,961)	$(679,155)	$—	$—

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$1,284	$(175)	$1,109

	Nine months ended September 30,
	2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$10,085	$(590)	$9,495

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Three months ended September 30,
	2019			2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(40,337)	$(694)	$(41,031)	$(348)	$710	$362

	Nine months ended September 30,
	2019			2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(107,216)	$(3,405)	$(110,621)	$(4,517)	$758	$(3,759)
Consolidated obligation discount notes	(22,800)	(113)	(22,913)	(12,332)	5	(12,327)
	$(130,016)	$(3,518)	$(133,534)	$(16,849)	$763	$(16,086)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (a)	$10,335,000	$10,369,961	$34,961

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (a)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (b)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

	September 30, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (a)	$680,000	$679,155	$(845)

(a)         The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.

(b)         No discount notes elected under the FVO were outstanding at September 30, 2019 and September 30, 2018.  When discount notes were elected under the FVO, election was made because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.                                                  Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of September 30, 2019 and December 31, 2018.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $56.5 million and $12.7 million of mortgage loans at September 30, 2019 and December 31, 2018.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

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

•                  When the FHLBNY executes derivatives that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements. On bilateral derivatives, the FHLBNY had posted $371.9 million and $64.5 million in cash to derivative counterparties at September 30, 2019 and December 31, 2018.

In addition, for cleared derivatives, the FHLBNY had pledged $251.2 million of marketable securities and posted $71.8 million in cash to fulfill our obligation to pledge initial margin as collateral at September 30, 2019.  At December 31, 2018, we had pledged $239.8 million of marketable securities to Derivative Clearing Organizations.  Further information is provided in Note 17.  Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged mortgage-backed securities of $3.9 million and $4.5 million to the FDIC to collateralize deposits placed by the FDIC at September 30, 2019 and December 31, 2018.

Lease contracts — For lease commitments, see tables and discussions below under Operating Lease Commitments.

Affordable Housing Program — The 11 FHLBanks are expected to contribute $100 million in aggregate annually to the AHP. If the aggregate assessment is less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of the FHLBank’s income in relation to the income of all FHLBanks for the previous year. There have been no shortfalls in any periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies as of September 30, 2019 (in thousands):

	September 30, 2019
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$59,445,485	$6,725,105	$3,265,420	$5,927,985	$75,363,995
Consolidated obligation discount notes at par	55,626,021	—	—	—	55,626,021
Mandatorily redeemable capital stock (a)	838	376	407	3,711	5,332
Other liabilities (b)	94,097	9,819	7,922	150,026	261,864

Total contractual obligations	115,166,441	6,735,300	3,273,749	6,081,722	131,257,212

Other commitments
Standby letters of credit (c)	21,261,869	121,517	6,938	—	21,390,324
Consolidated obligation bonds/discount notes traded not settled	1,300,855	—	—	—	1,300,855
Commitments to fund additional advances	220,000	—	—	—	220,000
Commitments to fund pension	9,321	—	—	—	9,321
Open delivery commitments (MPF)	56,485	—	—	—	56,485

Total other commitments	22,848,530	121,517	6,938	—	22,976,985

Total obligations and commitments (d)	$138,014,971	$6,856,817	$3,280,687	$6,081,722	$154,234,197

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

(b)         Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.  Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material.  For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.

(c)          Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

(d)         See operating lease commitment tables for lease contractual obligations.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

At September 30, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises.  These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments.  Operating leases also include backup datacenters and certain office equipment.  Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term.  ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received.  Rental expense associated with operating leases is recognized on a straight-line basis over the lease term.  Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income.  ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

September 30, 2019
Operating Leases (a)
Right-of-use assets	$76,663
Lease Liabilities	$90,311

	Three months ended September 30, 2019		Nine months ended September 30, 2019
Operating Lease Expense	$1,940		$5,645
Operating cash flows - Cash Paid	$1,697		$4,937

Weighted Average Discount Rate	3.29%
Weighted Average Remaining Lease Term	13.22	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2019	December 31, 2018
Remainder of 2019	$1,686	$6,687
2020	7,885	6,927
2021	8,107	6,860
2022	8,205	6,949
2023	8,575	7,282
Thereafter	78,168	72,036
Total undiscounted lease payments	112,626	$106,741
Imputed interest	(22,315)
Total operating lease liabilities	$90,311

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

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2019 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2019 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $7.6 million and $8.6 million at September 30, 2019 and December 31, 2018.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, compared to $0.6 million and $2.0 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At September 30, 2019 and December 31, 2018, outstanding notional amounts were $516.0 million and $333.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2019 and December 31, 2018 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and nine months ended September 30, 2019, overnight loans extended to other FHLBanks averaged $0.2 million and $8.5 million compared to $17.5 million and $7.1 million in the same periods in the prior year.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the nine months ended September 30, 2019, the FHLBNY borrowed a total of $2.1 billion in overnight loans from other FHLBanks.  The borrowings averaged $20.7 million and $8.8 million for the three and nine months ended September 30, 2019.  Interest expense was immaterial.  There were no borrowings from other FHLBanks in the nine months ended September 30, 2018.

Cash and Due from Banks

During the first nine months of the current year, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at September 30, 2019 and December 31, 2018 and transactions for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	September 30, 2019	December 31, 2018
	Related	Related
Assets
Advances	$94,300,543	$105,178,833
Loans to other FHLBanks	—	250,000
Accrued interest receivable	163,448	202,404

Liabilities and capital
Deposits	$1,536,785	$1,062,637
Mandatorily redeemable capital stock	5,332	5,845
Accrued interest payable	172	373
Affordable Housing Program (a)	160,524	161,718
Other liabilities (b)	47,996	86,095

Capital	$7,179,822	$7,746,622

(a)         Represents funds not yet allocated or disbursed to AHP programs.

(b)         Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	Related	Related	Related	Related
Interest income
Advances	$599,554	$678,029	$1,996,386	$1,853,974
Interest-bearing deposits	2	1	5	3
Loans to other FHLBanks	1	86	155	99

Interest expense
Deposits	$6,053	$5,032	$17,994	$12,980
Mandatorily redeemable capital stock	87	221	295	847
Cash collateral held and other borrowings	115	—	165	—

Service fees and other	$4,169	$3,426	$12,417	$10,177

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

The top ten advance holders at September 30, 2019, December 31, 2018 and September 30, 2018 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2019
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$14,945,000	15.94%	$83,931	20.99%	$390,466	28.95%
Metropolitan Life Insurance Company	New York	NY	14,245,000	15.20	92,351	23.10	284,710	21.11
New York Community Bank (b)	Westbury	NY	12,171,661	12.98	65,192	16.30	193,744	14.37
AXA Equitable Life Insurance Company	New York	NY	6,500,415	6.93	27,547	6.89	77,494	5.75
Investors Bank (b)	Short Hills	NJ	5,174,436	5.52	29,539	7.39	89,271	6.62
Signature Bank	New York	NY	4,467,144	4.77	32,646	8.17	100,963	7.49
Valley National Bank (b)	Wayne	NJ	2,985,000	3.18	22,477	5.62	64,182	4.76
Manufacturers and Traders Trust Company	Buffalo	NY	2,879,198	3.07	6,317	1.58	21,941	1.63
New York Life Insurance Company	New York	NY	2,825,000	3.01	19,982	5.00	62,949	4.67
Sterling National Bank	Montebello	NY	2,800,000	2.99	19,834	4.96	62,770	4.65
Total			$68,992,854	73.59%	$399,816	100.00%	$1,348,490	100.00%

(a)     Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)             At September 30, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

	September 30, 2018
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

(b)             At September 30, 2018, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	67 - 68
	LIBOR Transition Overview	72
1.1	Financial Condition	69
2.1 - 2.6	Advances	73 - 76
3.1 - 3.8	Investments	77 - 81
4.1 - 4.3	Mortgage Loans	82 - 83
5.1 - 5.9	Consolidated Obligations	85 - 89
6.1 - 6.4	Capital	89 - 91
7.1	Derivatives	92
8.1 - 8.3	Liquidity	93 - 94
8.4	Short-Term Debt	95
9.1 - 9.13	Results of Operations	96 - 112
10.1	Assessments	113

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

Financial Performance — 2019 Third Quarter compared to 2018 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and less Affordable Housing Program assessments.  In the third quarter of the current year, Net income was $101.4 million, a decrease of $55.0 million, or 35.2% compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Third quarter Net interest income declined by 22.9% from the same period in the prior year.  We are impacted by the spread between costing debt yields and the yields earned on advances, mortgage-backed securities and other interest earning assets.  Net interest spread declined to 34 basis points in the third quarter of the current year, compared to 44 basis points in the same period in the prior year.  The decline in net interest income and margin were due to three primary factors.  First, interest yields earned on advances were lower due to the effects of an across the board pricing reduction beginning in 2019 for new advances. Second, net interest margin declined due to lower volume of interest earnings assets driven by declining advance borrowing.  Third, the funding environment was less favorable.  Costing yields when measured by a key metric, the spread to LIBOR worsened, compared to the same period in 2018 for almost all funding categories.  For longer-term CO bonds the yields are above LIBOR, driving up the cost funding and the pricing of longer-term advances.

Other income (loss) — In the third quarter of the current year, Other income (loss) reported a loss of $4.2 million, compared to a gain of $0.5 million.  Service fees, primarily correspondent banking fees and fee revenues from financial letters of credit were $4.7 million, compared to $4.2 million in the same period in the prior year.  Derivative and hedging activities on hedges that were not eligible under ASC 815 reported a net loss of $4.3 million, compared to a net loss of $3.2 million in the same period in the prior year.  Securities held for liquidity (classified as trading) reported net losses of $4.0 million, compared to net losses of $2.3 million in the same period in the prior year.  Equity investments, held to fund payments to retirees in non-qualified pension plans, reported net gains of $0.4 million, compared to net gains of $1.2 million in the same period in the prior year.

Other expenses were $45.4 million, compared to $37.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.  Operating expenses were $17.2 million, up from $11.9 million in the same period in the prior year. The increase was primarily due to professional and consulting expenses incurred as part of a multi-year technology initiative.  Compensation and benefits expenses were $21.9 million, up from $18.6 million in the same period in the prior year.

AHP assessments allocated from Net income were $11.3 million, compared to $17.4 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.58 per share of capital (6.35% annualized) was paid in the three months ended September 30, 2019, compared to $1.68 per share of capital stock (6.75% annualized) paid in the same period in 2018.

Financial Condition — September 30, 2019 compared to December 31, 2018

Total assets decreased to $141.1 billion at September 30, 2019 from $144.4 billion at December 31, 2018, a decrease of $3.3 billion, or 2.3%.

Advances — Par balances decreased at September 30, 2019 to $93.7 billion, compared to $105.4 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $360.6 million at September 30, 2019 and $422.2 million at December 31, 2018. Long-term investments of fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.3 billion at September 30, 2019.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS to enhance balance sheet management.

In the HTM portfolio, long-term investments at September 30, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS) in the HTM portfolio were $14.0 billion at September 30, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2019 compared to $1.2 billion at December 31, 2018.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the current year periods, we have continued to invest in highly liquid U.S. Treasury securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At September 30, 2019, trading investments were primarily $11.4 billion in U.S. Treasury securities.  At December 31, 2018, trading investments were primarily $5.3 billion in U.S. Treasury securities and $502.8 million in GSE securities.  We periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds.  These investments were carried on the balance sheet at fair values of $56.8 million at September 30, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $3.0 billion at September 30, 2019, an increase of $126.1 million from the balance at December 31, 2018.

Capital ratios — Our capital position remains strong.  At September 30, 2019, actual risk-based capital was $7.2 billion, compared to required risk-based capital of $966.7 million.  To support $141.1 billion of total assets at September 30, 2019, the minimum required total capital was $5.6 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.2 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2019 included $50.9 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $13.9 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has defined and communicated to the FHLBanks specific initial liquidity levels to be maintained within certain ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters.  We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers.  We remain in compliance with the Advisory Bulletin and all liquidity regulations.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Advances — Our book of advance business will decline in 2019 compared to 2018.  The borrowing activities of a few large members have been the predominant driver of increases or decreases in our book of advance business.  Additionally, short- and intermediate-term borrowings remain a significant percentage of our book of advance business.  We cannot predict if short-term advances will be rolled over, or if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity.  At September 30, 2019, three members’ advance borrowings totaled 44.1 % of total par advances — Citibank, N.A. 15.9% (19.0% at December 31, 2018), Metropolitan Life Insurance Company 15.2% (13.5% at December 31, 2018), and New York Community Bank 13.0% (12.4% at December 31, 2018).

Other Developments

Short-lived disruption in the overnight lending markets — A series of overnight rates in the financial markets spiked during the week of Monday, September 16, 2019.  Overnight repo rates surged to as high as 10.0% while the Fed’s benchmark funds rate traded above the top end of the range that the Fed had set as the target.  The Fed has responded by repurchasing securities through persistent open market operations, which has provided liquidity and stabilized lending conditions in the overnight markets.  We routinely lend in the overnight federal funds and repurchase markets, and also borrow overnight funds in the FHLBank debt market.  The short-lived disruption did not impact our operations or our liquidity targets.

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2019	2019	2019	2018	2018
Investments (a)	$43,025	$44,474	$39,807	$35,741	$42,229
Advances	94,301	102,429	99,132	105,179	100,166
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	3,055	2,986	2,941	2,927	2,910
Total assets	141,062	150,574	142,575	144,381	145,857
Deposits and borrowings	1,537	1,256	1,356	1,063	936
Consolidated obligations, net
Bonds	76,044	78,729	80,150	84,154	85,910
Discount notes	55,534	62,380	53,036	50,640	50,821
Total consolidated obligations	131,578	141,109	133,186	134,794	136,731
Mandatorily redeemable capital stock	5	6	6	6	7
AHP liability	161	164	161	162	161
Capital
Capital stock	5,474	5,841	5,671	6,066	5,856
Retained earnings
Unrestricted	1,097	1,108	1,110	1,103	1,112
Restricted	660	640	618	591	567
Total retained earnings	1,757	1,748	1,728	1,694	1,679
Accumulated other comprehensive income (loss)	(51)	(42)	(24)	(13)	47
Total capital	7,180	7,547	7,375	7,747	7,582
Equity to asset ratio (c)(j)	5.09%	5.01%	5.17%	5.37%	5.20%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2019	2019	2019	2018	2018	2019	2018
Investments (a)	$48,091	$43,253	$41,583	$42,264	$45,246	$44,333	$43,743
Advances	90,402	101,562	97,127	99,409	107,180	96,339	110,856
Mortgage loans held-for-portfolio, net of allowance for credit losses	3,017	2,963	2,933	2,919	2,903	2,972	2,892
Total assets	142,552	148,615	142,387	145,215	155,923	144,519	158,024
Interest-bearing deposits and other borrowings	1,187	1,050	1,052	881	1,076	1,097	1,083
Consolidated obligations, net
Bonds	74,310	80,528	80,694	88,424	95,245	78,488	95,250
Discount notes	58,832	58,537	52,404	47,500	50,979	56,614	53,057
Total consolidated obligations	133,142	139,065	133,098	135,924	146,224	135,102	148,307
Mandatorily redeemable capital stock	5	7	6	6	12	6	16
AHP liability	163	161	159	160	152	161	142
Capital
Capital stock	5,299	5,816	5,589	5,821	6,161	5,567	6,282
Retained earnings
Unrestricted	1,093	1,095	1,088	1,094	1,082	1,092	1,070
Restricted	648	626	601	576	547	625	517
Total retained earnings	1,741	1,721	1,689	1,670	1,629	1,717	1,587
Accumulated other comprehensive income (loss)	(47)	(30)	(18)	48	26	(32)	5
Total capital	6,993	7,507	7,260	7,539	7,816	7,252	7,874

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2019	2019	2019	2018	2018	2019	2018
Net income	$101	$108	$135	$122	$157	$344	$438
Net interest income (d)	162	164	177	185	211	503	612
Dividends paid in cash (e)	92	88	101	107	103	281	310
AHP expense	11	12	15	13	18	38	49
Return on average equity (f)(g)(j)	5.75%	5.77%	7.53%	6.46%	7.94%	6.35%	7.43%
Return on average assets (g)(j)	0.28%	0.29%	0.38%	0.34%	0.40%	0.32%	0.37%
Other non-interest income (loss)	(4)	(1)	13	(5)	—	8	(19)
Operating expenses (h)	39	36	34	39	31	109	88
Finance Agency and Office of Finance expenses	4	4	4	4	4	12	12
Total other expenses (k)	45	43	40	44	38	128	107
Operating expenses ratio (g)(i)(j)	0.11%	0.10%	0.10%	0.11%	0.08%	0.10%	0.07%
Earnings per share	$1.91	$1.86	$2.41	$2.12	$2.51	$6.19	$6.97
Dividends per share	$1.58	$1.57	$1.74	$1.74	$1.68	$4.89	$4.92
Headcount (Full/part time)	334	337	322	314	308	334	308

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $0.6 million, $0.5 million, $0.8 million, $0.8 million and $0.8 million for the periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:                                       Statements of Condition — Period-Over-Period Comparison

				Net change in	Net change in
(Dollars in thousands)	September 30, 2019	December 31, 2018		dollar amount	percentage
Assets
Cash and due from banks	$53,278	$85,406		$(32,128)	(37.62)%
Securities purchased under agreements to resell	9,935,000	4,095,000		5,840,000	142.61
Federal funds sold	3,930,000	7,640,000		(3,710,000)	(48.56)
Trading securities	11,369,920	5,810,512		5,559,408	95.68
Equity Investments	56,814	48,179		8,635	17.92
Available-for-sale securities	2,613,218	422,216		2,191,002	518.93
Held-to-maturity securities	15,120,124	17,474,826		(2,354,702)	(13.47)
Advances	94,300,543	105,178,833		(10,878,290)	(10.34)
Mortgage loans held-for-portfolio	3,054,821	2,927,230		127,591	4.36
Loans to other FHLBanks	—	250,000	(a)	(250,000)	(100.00)
Accrued interest receivable	273,102	275,256		(2,154)	(0.78)
Premises, software, and equipment	60,629	51,572		9,057	17.56
Operating lease right-of-use assets	76,663	—		76,663	NM
Derivative assets	212,640	113,762		98,878	86.92
Other assets	4,929	8,602		(3,673)	(42.70)
Total assets	$141,061,681	$144,381,394		$(3,319,713)	(2.30)%

Liabilities
Deposits
Interest-bearing demand	$1,480,622	$1,002,587		$478,035	47.68%
Non-interest-bearing demand	31,163	20,050		11,113	55.43
Term	25,000	40,000		(15,000)	(37.50)
Total deposits	1,536,785	1,062,637		474,148	44.62

Consolidated obligations
Bonds	76,043,928	84,153,776		(8,109,848)	(9.64)
Discount notes	55,534,357	50,640,238		4,894,119	9.66
Total consolidated obligations	131,578,285	134,794,014		(3,215,729)	(2.39)

Mandatorily redeemable capital stock	5,332	5,845		(513)	(8.78)

Accrued interest payable	183,136	223,570		(40,434)	(18.09)
Affordable Housing Program	160,524	161,718		(1,194)	(0.74)
Derivative liabilities	65,622	31,147		34,475	110.68
Other liabilities	261,864	355,841		(93,977)	(26.41)
Operating lease liabilities	90,311	—		90,311	NM
Total liabilities	133,881,859	136,634,772		(2,752,913)	(2.01)
Capital	7,179,822	7,746,622		(566,800)	(7.32)
Total liabilities and capital	$141,061,681	$144,381,394		$(3,319,713)	(2.30)%

(a)         The category Loans to other FHLBanks was inadvertently omitted in the same table presented in the MD&A in the Form 10-K filed on March 21, 2019.

NM — Not meaningful.

Balance Sheet overview September 30, 2019 and December 31, 2018

Total assets decreased to $141.1 billion at September 30, 2019 from $144.4 billion at December 31, 2018, a decrease of $3.3 billion, or 2.3%.

Cash at banks was $53.3 million at September 30, 2019, compared to $85.4 million at December 31, 2018.

Money market investments at September 30, 2019 were $3.9 billion in federal funds sold and $9.9 billion in overnight resale agreements.  At December 31, 2018, money market investments were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.

Advances — Par balances decreased at September 30, 2019 to $93.7 billion, compared to $105.4 billion at December 31, 2018.  Short-term fixed-rate advances increased by 51.6% to $22.7 billion at September 30, 2019, up from $15.0 billion at December 31, 2018.  ARC advances, which are adjustable-rate borrowings, decreased by 51.1% to $11.4 billion at September 30, 2019, compared to $23.3 billion at December 31, 2018. Overnight advances decreased by 51.9% to $3.7 billion at September 30, 2019 compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM).  The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments for floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $360.6 million at September 30, 2019 and $422.2 million at December 31, 2018. Long-term investments for fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.3 billion at September 30, 2019 and $0 at December 31, 2018.  As permitted under the new hedging guidance adopted effective January 1, 2019, we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS.  The transfer is expected to enhance balance sheet management.

In the HTM portfolio, long-term investments at September 30, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and housing finance agency bonds.  Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.  Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio were $14.0 billion at September 30, 2019 and $16.3 billion at December 31, 2018.  Investments in PLMBS were less than 1% of the HTM portfolio.  We acquired $1.5 billion of fixed-rate GSE-issued MBS in the first three quarters of 2019.

In the HTM portfolio, housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2019 compared to $1.2 billion at December 31, 2018.  There were no new acquisitions for the nine months ended September 30, 2019 and paydowns were $34.6 million.  In 2018, there was one new acquisition for $100.0 million in the nine months ended September 30, 2018 and paydowns were $65.3 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.  During the current year period, we continued to invest in highly liquid U.S. Treasury securities.  Trading investments are carried at fair value, with changes recorded through earnings.  At September 30, 2019, trading investments were $11.4 billion in U.S. Treasury securities and $3.4 million in Ambac corporate notes.  We acquired $8.0 billion par amounts of U.S. Treasury securities in the first nine months of 2019.  At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury securities, $502.8 million in GSE securities and $3.3 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments.  These investments were carried on the balance sheet at fair values of $56.8 million at September 30, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).  Unpaid principal balance of MPF loans stood at $3.0 billion at September 30, 2019, an increase of $126.1 million from the balance at December 31, 2018.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Paydowns in the nine months of 2019 were $204.9 million, compared to $200.8 million in the prior year same period.  Acquisitions in the nine months of 2019 were $336.5 million, compared to $219.0 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At September 30, 2019, actual risk-based capital was $7.2 billion, compared to required risk-based capital of $966.7 million.  To support $141.1 billion of total assets at September 30, 2019, the minimum required total capital was $5.6 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.2 billion, exceeding required total capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 14.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2019, balance sheet leverage (based on U.S. GAAP) was 19.6 times shareholders’ equity.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2019 included $50.9 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $13.9 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has defined and communicated to the FHLBanks specific initial liquidity levels to be maintained within certain ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters.  We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers.  We remain in compliance with the Advisory Bulletin and all liquidity regulations.

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

LIBOR Transition Overview

The following data provides an overview of LIBOR-indexed assets and liabilities with remaining maturities beyond the expected LIBOR transition date:

	September 30, 2019
	Variable-rate LIBOR-indexed Securities
	Liquidity
In thousands	Trading Account	AFS	HTM
Total UPB	$2,516	$358,858	$6,454,055
Maturing in 2022 and thereafter	$2,516	$355,444	$6,291,270

September 30, 2019
In thousands	Variable-rate LIBOR-indexed Advances
Total Par	$10,988,897
Maturing in 2022 and thereafter	$1,286,500

September 30, 2019
Variable-rate LIBOR-indexed Debt
In thousands	CO Bonds
Total Par	$32,838,000
Maturing in 2022 and thereafter	$—

September 30, 2019
Interest rate swaps
In thousands	LIBOR-indexed
Total Par	$77,741,369
Maturing in 2022 and thereafter	$16,475,588

On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directs the Federal Home Loan Banks to, by March 31, 2020, cease entering into new LIBOR – referenced instruments with maturities beyond December 31, 2021. Also, see legislative and Regulatory developments on page 114 in this Form 10-Q.

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

Carrying value of advances outstanding at September 30, 2019 was $94.3 billion, compared to $105.2 billion at December 31, 2018.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815.  The cumulative hedging basis adjustment were gains of $561.5 million at September 30, 2019 and losses of $255.0 million at December 31, 2018.  No advances elected under the FVO were outstanding at September 30, 2019 and December 31, 2018.  For more information about basis adjustments, see Table 2.4 Advances by Maturity and Yield Type in this MD&A.

Table 2.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $93.7 billion at September 30, 2019, compared to $105.4 billion at December 31, 2018.  The decrease in amounts outstanding at September 30, 2019, relative to December 31, 2018 has been largely due to run-offs of borrowed amounts that were not renewed.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2:                                       Advances by Product Type

For more information about advance product types, see our most recent Form 10-K filed on March 21, 2019.

	September 30, 2019		December 31, 2018
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$11,407,467	12.17%	$23,346,467	22.14%
Fixed Rate Advances	48,528,756	51.77	51,612,602	48.96
Short-Term Advances	22,740,057	24.26	14,995,172	14.22
Mortgage Matched Advances	265,138	0.28	320,027	0.30
Overnight & Line of Credit (OLOC) Advances	3,713,816	3.96	7,723,492	7.33
All other categories	7,083,801	7.56	7,436,097	7.05

Total par value	93,739,035	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	561,508		(255,024)

Total	$94,300,543		$105,178,833

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.3:                                       Advances by Interest-Rate Payment Terms

	September 30, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$82,299,138	87.80%	$82,034,884	77.81%
Variable-rate (b)	11,436,897	12.20	23,391,691	22.19
Variable-rate capped or floored (c)	3,000	—	3,000	—
Overdrawn demand deposit accounts	—	—	4,282	—

Total par value	93,739,035	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	561,508		(255,024)

Total	$94,300,543		$105,178,833

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at September 30, 2019, with only 9.7% of advances in the remaining maturity bucket of greater than 5 years (6.7% at December 31, 2018).  For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.4:                                       Advances by Maturity and Yield Type

	September 30, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$53,456,542	57.03%	$52,416,990	49.72%
Due after one year	28,842,596	30.77	29,617,894	28.09

Total Fixed-rate	82,299,138	87.80	82,034,884	77.81

Variable-rate
Due in one year or less	7,765,930	8.28	15,892,506	15.07
Due after one year	3,673,967	3.92	7,506,467	7.12

Total Variable-rate	11,439,897	12.20	23,398,973	22.19
Total par value	93,739,035	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments (a)	561,508		(255,024)
Total	$94,300,543		$105,178,833

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In 2019 we adopted FF/OIS as another benchmark.  When an advance is hedged under ASC 815, the chosen benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance.  Table 2.5 Hedged Advances by Type discloses notional amounts of advances hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $561.5 million at September 30, 2019 and losses of $255.0 million at December 31, 2018.  The forward benchmark yield curves, primarily LIBOR, declined at September 30, 2019.  As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, the decline of the swap curve reversed previously reported cumulative basis losses.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 2.5:                                       Hedged Advances by Type

Par Amount	September 30, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullets (a)	$34,776,905	$41,122,372
Fixed-rate putable (b)	6,924,750	4,734,750
Fixed-rate callable	16,575	16,575
Fixed-rate with embedded cap	25,000	30,000
Total Qualifying Hedges	$41,743,230	$45,903,697

Aggregate par amount of advances hedged (c)	$41,746,230	$45,919,697
Fair value basis (Hedging adjustments)	$561,508	$(255,024)

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

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.6:                                       Putable and Callable Advances

	Advances
Par Amount	September 30, 2019	December 31, 2018
Putable/callable (a)	$6,941,325	$4,751,325
No-longer putable/callable	$640,000	$640,000

(a)   Except for a few callable advances, balances represented putable advances.  Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY.  Callable advances are typically long-term advances with one or more call options exercisable by the borrower.  Putable and callable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put and call option terms.

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

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1:                                       Investments by Categories

	September 30	December 31,	Dollar	Percentage
	2019	2018	Variance	Variance
State and local housing finance agency obligations (a)	$1,133,800	$1,168,350	$(34,550)	(2.96)%
Trading securities (b)	11,369,920	5,810,512	5,559,408	95.68
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,613,218	422,216	2,191,002	518.93
Held-to-maturity securities, at carrying value (c)	13,986,324	16,306,476	(2,320,152)	(14.23)
Total securities	29,103,262	23,707,554	5,395,708	22.76

Equity investments in Grantor trusts (d)	56,814	48,179	8,635	17.92
Securities purchased under agreements to resell	9,935,000	4,095,000	5,840,000	142.61
Federal funds sold	3,930,000	7,640,000	(3,710,000)	(48.56)

Total Investments	$43,025,076	$35,490,733	$7,534,343	21.23%

(a)         State and local housing finance agency bonds were designated as HTM and were carried at amortized cost.  There were no new acquisitions in the first nine months of 2019 and paydowns were $34.6 million.

(b)         Trading securities were U.S. Treasury securities, GSE securities and corporate notes.  Trading portfolio is for liquidity and not for speculative purposes.  We acquired par amounts of $8.0 billion of U.S. Treasury notes in the first nine months of 2019.

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

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2:                                       Investment Debt Securities Issuer Concentration

	September 30, 2019			December 31, 2018
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$4,211,735	$4,243,955	58.66%	$4,692,639	$4,658,771	60.58%
Freddie Mac	12,254,589	12,550,343	170.68	11,870,521	11,867,028	153.23
Ginnie Mae	19,672	19,810	0.27	22,898	23,079	0.30
All Others - PLMBS	113,546	138,764	1.58	142,634	174,749	1.84
Non-MBS (b)	1,133,800	1,112,090	15.79	1,168,350	1,144,345	15.08
Total Investment Debt Securities	$17,733,342	$18,064,962	246.99%	$17,897,042	$17,867,972	231.03%

Categorized as:
Available-for-Sale Securities	$2,613,218	$2,613,218		$422,216	$422,216
Held-to-Maturity Securities	$15,120,124	$15,451,744		$17,474,826	$17,445,756

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS — Includes Housing finance agency bonds.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2019
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$556	$13,874,095	$72,145	$9,225	$30,303	$13,986,324
State and local housing finance agency obligations	25,000	1,091,300	5,405	12,095	—	1,133,800

Total Long-term securities	$25,556	$14,965,395	$77,550	$21,320	$30,303	$15,120,124

	December 31, 2018
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$2,543	$16,165,160	$95,760	$9,117	$33,896	$16,306,476
State and local housing finance agency obligations	25,000	1,122,060	5,575	15,715	—	1,168,350
Total Long-term securities	$27,543	$17,287,220	$101,335	$24,832	$33,896	$17,474,826

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2019			December 31, 2018
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$2,613,218	$—	$2,613,218	$422,216	$—	$422,216

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

Fair Value Levels of Investment Debt Securities

To compute fair values, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.  For a comparison of carrying values and fair values of investment debt securities, see financial statements, Note 5. Trading securities, Note 7. Available-for-Sale Securities and Note 8. Held-to-Maturity Securities.  For more information about the corroboration and other analytical procedures performed, see Note 18. Fair Values of Financial Instruments. Also see Note 7 Available-for-sale securities for an explanation of amortized cost for securities hedged under ASC 815 fair value hedge.

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2019		December 31, 2018
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$371,116	3.70%	$369,989	2.03%
Due after one year through five years	4,445,071	2.98	4,602,651	3.16
Due after five years through ten years	8,481,156	3.10	8,201,200	3.07
Due after ten years	3,196,217	2.78	3,561,879	3.11

Total mortgage-backed securities	$16,493,560	3.02%	$16,735,719	3.08%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

Fair Value Hedges of Fixed-rate Available-for-sale Mortgage-backed Securities

The adoption of ASU 2017-12 provided an alternative guidance in the application of partial-term hedging.  The ASU also provided a new approach that allows entities to hedge only the benchmark rate instead of the entire coupon of a fixed-rate instrument in a fair value hedge. We have adopted the guidances in the ASU to hedge designated available-for-sale CMBS.  The following table summarizes key data (in thousands):

Table 3.6:                                       Fair Value Hedges of Fixed-Rate Prepayable CMBS

Fair Value Hedges of Fixed- Rate Prepayable CMBS
September 30, 2019
Current face value of hedged CMBS	$505,000
Partial-term hedge face value of hedged CMBS	$452,000
Cumulative basis adjustment Gain (loss)	$26,272
Interest rate swap contracts (par)	$452,000

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, and unsecured overnight and term federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.  We also invest in a liquidity trading portfolio, consisting of US treasury securities, with the objective of satisfying our liquidity requirements and expanding our choice of investing for liquidity.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $9.9 billion at September 30, 2019 and $4.1 billion at December 31, 2018.  For more information, see financial statements, Note 4.  Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $3.9 billion at September 30, 2019 and $7.6 billion at December 31, 2018, representing unsecured lending to major banks and financial institutions.  We are a major lender in this market, particularly in the overnight market.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7:                                       Trading Securities

	Trading Securities
	September 30, 2019	December 31, 2018
Par value	$11,333,104	$5,692,263
Amortized cost	$11,320,613	$5,807,889
Carrying/Fair value	$11,369,920	$5,810,512

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8:                                       Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	September 30, 2019	December 31, 2018
Par amount of Trading securities hedged	$11,330,000	$5,839,130
Par amount of interest rate swaps	$11,330,000	$5,839,130

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $3.0 billion at September 30, 2019, an increase of $126.1 million (net of acquisitions and paydowns) from the balance at December 31, 2018.  Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

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

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1:                                       MPF by Conventional and Insured Loans

	September 30, 2019	December 31, 2018
Federal Housing Administration and Veteran Administration insured loans	$221,075	$227,268
Conventional loans	2,788,482	2,656,149
Total par MPF loans	$3,009,557	$2,883,417

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 4.2:                                       Geographic Concentration of MPF Loans

	September 30, 2019		December 31, 2018
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	68.6%	60.9%	68.8%	60.4%

Table 4.3:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$311,470	10.35%
Investors Bank	263,028	8.74
New York Community Bank	235,379	7.82
Sterling National Bank	224,005	7.44
Teachers Federal Credit Union	198,738	6.60
All Others	1,776,937	59.05

Total	$3,009,557	100.00%

	December 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$260,593	9.04%
New York Community Bank	256,992	8.91
Investors Bank	242,164	8.40
Sterling National Bank	238,840	8.28
Teachers Federal Credit Union	183,052	6.35
All Others	1,701,776	59.02

Total	$2,883,417	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $273.1 million at September 30, 2019 and $275.3 million at December 31, 2018, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $4.9 million and $8.6 million at September 30, 2019 and December 31, 2018.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $76.0 billion (par, $75.4 billion) at September 30, 2019, compared to $84.2 billion (par, $83.8 billion) at December 31, 2018.  The carrying value of Consolidated obligation discount notes outstanding was $55.5 billion at September 30, 2019 and $50.6 billion at December 31, 2018.

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

From time to time, we have hedged discount notes under an ASC 815 fair value accounting hedge in the periods in this report; additionally, certain discount notes are also hedged under an ASC 815 cash flow accounting hedge.  For more information, see financial statements, Note 17. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 5.7 Discount Notes Outstanding.

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

Performance of the FHLBank System issued consolidated obligation debt for all 11 FHLBanks — Market demand for FHLBank CO debt has remained strong, with good market access for its entire breadth of CO debt funding programs.  Generally, funding was guided by the 11 FHLBanks’ needs for refunding and for asset/liability management strategies, by investor preferences, and by the interest rate environment and market liquidity.  Total FHLBank system-wide debt outstanding was $1.01 trillion at September 30, 2019, compared to $1.05 trillion at June 30, 2019.

SOFR CO Bonds — Total outstanding FHLBank System SOFR-linked bonds was $124.3 billion at September 30, 2019, up from $61.5 billion at June 30, 2019 and $11.6 billion at December 31, 2018.  The SOFR market is developing rapidly, and successful issuances of FHLBank System SOFR-linked floaters have been an important development for the FHLBank debt and its support for SOFR.  We expect the trend to accelerate as we position our debt to meet bond investor appetite for LIBOR alternative benchmark debt, and to provide liquidity in the SOFR debt market.  FHLBank System issuance of SOFR-linked bonds has exceeded LIBOR-linked bonds in September for the fourth consecutive month.  SOFR floaters comprised 39% of CO bond trade volume in September.

The FHLBNY’s share of SOFR-linked CO bonds has grown during 2019, and outstanding balance was $11.3 billion at September 30, 2019, up from $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1:                                       CO Bonds by Type

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$25,003,995	33.18%	$22,745,980	27.16%
Fixed-rate, callable	6,161,000	8.17	4,966,000	5.93
Step Up, callable	75,000	0.10	880,000	1.05
Single-index floating rate	44,124,000	58.55	55,166,000	65.86
Total par value	75,363,995	100.00%	83,757,980	100.00%

Bond premiums	94,002		42,647
Bond discounts	(25,027)		(36,290)
Hedge valuation basis adjustments (a)	435,504		238,150
Hedge basis adjustments on de-designated hedges (b)	140,493		131,497
FVO (c) - valuation adjustments and accrued interest	34,961		19,792
Total Consolidated obligation-bonds	$76,043,928		$84,153,776

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

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.  LIBOR is our primary benchmark.  In 2019 we adopted OIS/FF and OIS/SOFR as two other benchmarks.  In hedging relationship, the benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds.  Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged.  The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses of $435.5 million and $238.2 million at September 30, 2019 and December 31, 2018.  The benchmark curves, specifically the forward LIBOR yield curve, declined at September 30, 2019.  As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward LIBOR curve, the sharp decline of the swap curve caused valuation losses to increase.  Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

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

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO.  Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.  Valuation adjustments at September 30, 2019 and December 31, 2018 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and intermediate-term, and fluctuations in their “clean prices” (without accumulated unpaid interest) valuations were not significant as the bonds re-priced relatively frequently to market indices, keeping valuations near to par, although inter-period valuation volatility is likely.

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2019	December 31, 2018
Qualifying Hedges
Fixed-rate bullet bonds	$5,942,070	$8,300,080
Fixed-rate callable bonds	1,445,000	3,373,000
	$7,387,070	$11,673,080

Table 5.3:                                       CO Bonds Elected under the Fair Value Option (FVO)

CO bonds elected under the FVO — If at inception of a hedge we do not believe that a hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record fair value changes of the FVO debt through earnings, and to the extent the debt is economically hedged, record changes in the fair values of the interest rate swap through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its full fair value.

	Consolidated Obligation Bonds
Par Amount	September 30, 2019	December 31, 2018
Bonds designated under FVO	$10,335,000	$5,140,000

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2019	December 31, 2018
Bonds designated as economically hedged
Floating-rate bonds (a)	$21,430,000	$29,735,000
Fixed-rate bonds (b)	105,000	15,000
	$21,535,000	$29,750,000

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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5:                                       CO Bonds — Maturity or Next Call Date

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$61,972,485	82.23%	$69,699,475	83.22%
Due or callable after one year through two years	3,311,140	4.39	5,700,545	6.81
Due or callable after two years through three years	2,076,965	2.76	1,661,325	1.98
Due or callable after three years through four years	1,691,040	2.24	1,383,750	1.65
Due or callable after four years through five years	1,015,380	1.35	955,235	1.14
Thereafter	5,296,985	7.03	4,357,650	5.20
Total par value	$75,363,995	100.00%	$83,757,980	100.00%

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6:                                       Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2019	December 31, 2018
Callable	$6,236,000	$5,846,000
Non-Callable	$69,127,995	$77,911,980

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7:                                       Discount Notes Outstanding

	September 30, 2019	December 31, 2018
Par value	$55,626,021	$50,805,481
Amortized cost	$55,534,357	$50,631,066
FVO (a) - valuation adjustments and remaining accretion	—	9,172
Total discount notes	$55,534,357	$50,640,238

Weighted average interest rate	1.98%	2.34%

(a)         Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values of CO discount notes elected under the FVO.  The full fair values include unaccreted discounts.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Valuation losses were largely liability balances representing unaccreted discounts.  Other than unaccreted discount, changes in the valuation adjustments represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes.  When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity. There were no FVO discount notes outstanding at September 30, 2019.

The following table summarizes discount notes elected under the FVO and outstanding (in thousands):

Table 5.8:                                       Discount Notes under the Fair Value Option (FVO)

Consolidated Obligation Discount Notes
Par Amount	December 31, 2018
Discount notes designated under FVO (a)	$3,170,915

(a)         No FVO discount notes were outstanding at September 30, 2019.  When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2019	December 31, 2018
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

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

Accrued interest payable

Accrued interest payable — Amounts outstanding were $183.1 million at September 30, 2019 and $223.6 million at December 31, 2018.  Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $261.9 million at September 30, 2019 and $355.8 million at December 31, 2018.  Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1:                                       Stockholders’ Capital

	September 30, 2019	December 31, 2018
Capital Stock (a)	$5,474,018	$6,065,799
Unrestricted retained earnings (b)	1,097,444	1,102,801
Restricted retained earnings (c)	660,147	591,281
Accumulated Other Comprehensive Income (Loss)	(51,787)	(13,259)
Total Capital	$7,179,822	$7,746,622

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

(c)          Restricted retained earnings — Restricted retained earnings balance at September 30, 2019 has grown to $660.1 million from the time the provisions were implemented in the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 6.2:                                       Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2019	December 31, 2018
Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(8,070)	$(11,061)
Net market value unrealized gains (losses) on available-for-sale securities (b)	140,324	4,034
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(26,272)	—
Net Cash flow hedging gains (losses) (c)	(136,744)	16,759
Employee supplemental retirement plans (d)	(21,025)	(22,991)
Total Accumulated other comprehensive income (loss)	$(51,787)	$(13,259)

(a)         OTTI — Non-credit OTTI losses in AOCI have declined in the periods in this report, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities).

(b)         Fair values of available-for-sale securities — $140.3 million represents market value basis of unrealized gains and losses; $26.3 million represents ASC 815 fair values of hedged AFS securities due to changes in the benchmark rate.  Effective January 1, 2019, we transferred $1.6 billion fixed-rate CMBS to the AFS category from HTM.  Unrealized gains at September 30, 2019 were primarily on $1.6 billion of AFS securities that were transferred to the HTM category effective January 1, 2019 as permitted as a onetime transfer under ASU 2017-12.

(c)          Hedging activity losses in AOCI were on cash flow hedges of discount notes and hedges of anticipatory issuance of CO bonds.

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

Table 6.3:                                       AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):  Gains/ (losses) are recorded in AOCI.

	September 30, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$—
Changes in fair values (a)	(147,213)	4,369	(26,272)
Amount reclassified	—	353	—
Fair Value - closed contract	—	(11,012)	—

Ending balance	$(129,801)	$(6,943)	$(26,272)

Notional amount of swaps outstanding	$2,664,000	$—	$452,000

	December 31, 2018
	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465
Changes in fair values (a)	40,754	(4,377)
Amount reclassified	—	(180)
Fair Value - closed contract	—	439

Ending balance	$17,412	$(653)

Notional amount of swaps outstanding	$2,664,000	$461,000

	September 30, 2018
	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465
Changes in fair values (a)	102,125	133
Amount reclassified	—	(97)
Fair Value - closed contract	—	756

Ending balance	$78,783	$4,257

Notional amount of swaps outstanding	$2,664,000	$100,900

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

The following table summarizes dividends paid and payout ratios:

Table 6.4:                                       Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2019	September 30, 2018
Cash dividends paid per share	$4.89	$4.92
Dividends paid (a) (c)	$280,823	$310,444
Pay-out ratio (b)	81.56%	70.91%

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1:                                       Derivatives Counterparty Credit Ratings

	September 30, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A Asset (c)	$25,000	$92	$—	$92	$—	$92
Single A asset (c)	4,480,000	104,398	11,650	116,048	(106,224)	9,824
Cleared derivatives assets (d)	79,461,644	11,519	71,778	83,297	251,192	334,489
	83,966,644	116,009	83,428	199,437	144,968	344,405
Liability positions with credit exposure
Single A liability (c)	333,000	(3,027)	3,050	23	—	23
	333,000	(3,027)	3,050	23	—	23
Total derivative positions with non-member counterparties to which the Bank had credit exposure	84,299,644	112,982	86,478	199,460	144,968	344,428
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	516,000	13,180	—	13,180	(13,180)	—
Delivery Commitments
Derivative position with delivery commitments	56,485	—	—	—	—	—
Total derivative position with members	572,485	13,180	—	13,180	(13,180)	—
Total	$84,872,129	$126,162	$86,478	$212,640	$131,788	$344,428
Derivative positions without credit exposure	12,465,656
Total notional	$97,337,785

	December 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties

Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,125,000	$155,264	$(44,970)	$110,294	$(102,262)	$8,032
Cleared derivatives assets (d)	20,448,476	1,353	—	1,353	—	1,353
	23,573,476	156,617	(44,970)	111,647	(102,262)	9,385
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,414,264	(7,469)	9,164	1,695	—	1,695
Cleared derivatives liability (d)	70,236,929	—	—	—	239,813	239,813
	73,651,193	(7,469)	9,164	1,695	239,813	241,508
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,224,669	149,148	(35,806)	113,342	137,551	250,893
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	28,000	363	—	363	(363)	—
Delivery Commitments
Derivative position with delivery commitments	12,682	57	—	57	(57)	—
Total derivative position with members	40,682	420	—	420	(420)	—
Total	$97,265,351	$149,568	$(35,806)	$113,762	$137,131	$250,893
Derivative positions without credit exposure	8,831,152
Total notional	$106,096,503

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

(c)          NRSRO Ratings.

(d)         On cleared derivatives, we are required to pledge initial margin (collateral) to Derivative Clearing Organizations (DCOs) in cash or securities.  At September 30, 2019, we had pledged $251.2 million in marketable securities and $71.8 million in cash to fulfill our obligation to pledge initial margin as collateral.  At December 31, 2018, we had pledged $239.8 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

In addition, each FHLBank shall provide for Contingency Liquidity, which is defined as the sources of cash a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded.  We met our Contingency Liquidity requirements during all periods in this report.  Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.  Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions. Advisory Bulletin 2018-07 concerning liquidity was partially implemented on December 31, 2018 and on March 31, 2019 with full implementation on December 31, 2019.

Liquidity Management

We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost funding to our members.  In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act, an Advisory Bulletin and policies developed by management and approved by our Board of Directors.  The applicable liquidity requirements are described in the next four sections.

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

Table 8.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2019	$1,199	$81,421	$80,222
June 30, 2019	1,075	93,965	92,890
March 31, 2019	1,065	90,100	89,035
December 31, 2018	904	93,526	92,622

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2019	$17,868	$36,260	$18,392
June 30, 2019	16,184	33,661	17,477
March 31, 2019	10,912	33,899	22,987
December 31, 2018	10,091	36,478	26,387

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2019	$6,133	$31,983	$25,850
June 30, 2019	3,984	29,181	25,197
March 31, 2019	3,169	29,509	26,340
December 31, 2018	3,649	32,494	28,845

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

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 new guidance requires the Bank to maintain between 10 and 30 business days of positive cash flow assuming all advances renew.  The Advisory Bulletin also requires us to hold liquidity in a range between 1% and 20% of the notional of our outstanding standby financial letters of credit.  In addition, the Advisory Bulletin provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20% of total assets) and one-year (-25% to -35% of total assets) maturity horizons.  The FHFA has defined and communicated to the FHLBanks specific initial liquidity levels to be maintained within these ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters.  We remain in compliance with the Advisory Bulletin and all Liquidity regulations.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Outstanding at end of the period (a)	$55,534,357	$50,640,238	$40,838,050	$53,593,000
Weighted-average rate at end of the period (b)	1.98%	2.34%	2.04%	2.37%
Average outstanding for the period (a)	$56,614,307	$51,656,594	$47,863,722	$59,411,703
Weighted-average rate for the period	2.32%	1.79%	2.36%	1.86%
Highest outstanding at any month-end (a)	$64,453,180	$59,769,950	$51,728,000	$70,377,100

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2019 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2019.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1:                                       Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total interest income	$931,927	$964,877	$2,952,017	$2,623,811
Total interest expense	769,533	754,160	2,448,831	2,012,370
Net interest income before provision for credit losses	162,394	210,717	503,186	611,441
Provision (Reversal) for credit losses on mortgage loans	134	(95)	(158)	(403)
Net interest income after provision for credit losses	162,260	210,812	503,344	611,844
Total other income (loss)	(4,173)	506	7,702	(18,763)
Total other expenses	45,397	37,502	128,422	106,530
Income before assessments	112,690	173,816	382,624	486,551
Affordable Housing Program Assessments	11,278	17,404	38,292	48,740
Net income	$101,412	$156,412	$344,332	$437,811

Net Income — 2019 Third Quarter Compared to 2018 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and less Affordable Housing Program assessments.

In the third quarter of the current year, Net income was $101.4 million, a decrease of $55.0 million, or 35.2% compared to the same period in the prior year.  Summarized below are the primary components of our Net income:

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

In the third quarter of the current year, Net interest income after provision for credit losses was $162.3 million, a decrease of $48.5 million, or 23.0%, from the same period in the prior year.  Net interest income declined in parallel with lower volume of advances and margins declined from advance pricing reductions at the start of the year.

While funding costs remain attractive for the FHLBank issued CO debt, costing yields were not as favorable in the current year period relative to the prior year period.  Because of these conditions, net interest spread declined to 34 basis points in the third quarter of the current year, compared to 44 basis points in the same period in the prior year.

Other income (loss) — In the third quarter of the current year, Other income (loss) reported a loss of $4.2 million, compared to a gain of $0.5 million.  Primary components are noted below:

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.7 million in the third quarter of the current year, compared to $4.2 million in the same period in the prior year.

•                  Derivative and hedging activities on hedges that were not eligible under ASC 815 reported a net loss of $4.3 million in the third quarter of the current year, compared to a net loss of $3.2 million in the same period in the prior year.

•                  Securities held for liquidity (classified as trading) reported net losses of $4.0 million in the third quarter of the current year, compared to net losses of $2.3 million in the same period in the prior year.  We increased our holdings of U.S Treasury securities in line with our liquidity objectives.

•                  Equity Investments, held to fund payments to retirees in non-qualified pension plans, reported net gains of $0.4 million in the third quarter of the current year, compared to net gains of $1.2 million in the same period in the prior year.

Other expenses were $45.4 million in the third quarter of the current year, compared to $37.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $17.2 million in the third quarter of the current year, up from $11.9 million in the same period in the prior year. The increase was primarily due to professional and consulting expenses incurred as part of a multi-year technology initiative.

•                  Compensation and benefits expenses were $21.9 million in the third quarter of the current year, up from $18.6 million in the same period in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.0 million in the third quarter of the current year, slightly lower than the same period in the prior year.

•                  Other expenses were $2.4 million in the third quarter of current year, compared to $2.9 million in the same period in the prior year.

AHP assessments allocated from Net income were $11.3 million in the third quarter of the current year, compared to $17.4 million in the same period in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — Year-to-Date Period Ended September 30, 2019 Compared to September 30, 2018

Net income — Net income in the year-to-date period in the current year was $344.3 million, a decrease of $93.5 million, or 21.4%, compared to the same period in the prior year.  The decline is attributed to lower earnings in the current year, driven down by lower interest margins and lower Net interest income.

Net interest income after provision for credit losses in the year-to-date period in the current year was $503.3 million, a decrease of $108.5 million, or 17.7% from the same period in the prior year.  Interest margin earned was lower, declining to 47 basis points, compared to 52 basis points in the prior year period. Reduction in advance pricing effective January 1, 2019 impacted interest margin. Additionally, balance sheet earning-assets were lower as measured by average balances, which declined to $143.6 billion, compared to $157.4 billion in the prior year period.  Lower balance sheet was driven by successive declines in advances borrowed in the three quarters in the current year. Average stockholder’s capital, which provides interest-free funding declined to $7.3 billion compared to $7.9 billion in the prior year period. The decline was in parallel with the decline in advances borrowed by member/stockholders since capital stock is repurchased by the FHLBNY when advances mature or are prepaid.

Other income (loss) — Other income (loss) in the year-to-date period in the current year reported a gain of $7.7 million, compared to a loss of $18.8 million in the same period in the prior year.  Favorable year-over-year change was driven by fair value gains on U.S. Treasury securities held for liquidity, and gains on Equity investments held to fund certain non-qualified pension liabilities.  Gains were partly offset by increase in fair value losses on derivatives in economic hedges of trading securities.

Other expenses were $128.4 million in the year-to-date period in the current year, compared to $106.5 million in the same period in the prior year.  Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.  Operating expenses were $45.5 million, up from $33.3 million in the prior year period due to professional and consulting expenses incurred in the period to implement several multi-year technology enhancement initiatives.  Compensation and benefits were $63.8 million, up from $54.9 million in the prior year period dues to increase in head count.

AHP assessments allocated from Net income were $38.3 million in the year-to-date period in the current year, compared to $48.7 million in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2:                                       Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Total interest income (a)	$931,927	$964,877	(3.41)%	$2,952,017	$2,623,811	12.51%
Total interest expense (a)	769,533	754,160	2.04	2,448,831	2,012,370	21.69
Net interest income before provision for credit losses	$162,394	$210,717	(22.93)%	$503,186	$611,441	(17.70)%

(a)          Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

2019 Third Quarter vs. 2018 Third Quarter — Third quarter Net interest income declined by 22.9% from the same period in the prior year.  We are impacted by the spread between costing debt yields and the yields earned on advances, mortgage-backed securities and other interest earning assets.  Net interest spread declined to 34 basis points in the third quarter of the current year, compared to 44 basis points in the same period in the prior year.

The decline in net interest income and margin were due to three primary factors.  First, interest yields earned on advances were lower due to the effects of advance pricing reduction beginning in 2019 for new advances. Second, net interest margin declined due to lower volume of interest earnings assets driven by declining advance borrowing.  Third, the funding environment was less favorable.

Costing yields when measured by a key metric, spreads to LIBOR, worsened in the current year period.  Short term debt, CO bonds and discount notes, are typically issued at sub-LIBOR spreads, and spreads to LIBOR have narrowed driving up costing yields for almost all funding categories.  For longer-term CO bonds, the yields are above LIBOR, driving up the cost funding and the pricing of longer-term advances.

While the impact of net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 have remained favorable to net interest income and margin, the benefit has declined.  Interest settlements and amortization of hedged basis together made a favorable contribution of $39.4 million to interest accruals in the third quarter of the current year, compared to $52.9 million in the prior year period.  The favorable contribution to net interest income continued to be driven by interest settlements on swaps hedging advances.  In the hedge relationship, LIBOR-indexed cash flows received from swap counterparties exceeded the fixed-rate cash flows paid to swap counterparties.  The interest settlement effects of fair value hedges of fixed-rate CO bonds and interest settlement effects of cash flow hedges of CO discount notes resulted in adverse cash flow but were not significant in the current year period.

The fair value impact, representing the change in fair values of the hedging derivative and the hedged asset or liability did not materially impact Net interest income, as the ASC 815 hedging is highly effective, with fair value changes in hedged instruments matching offsetting changes in the hedging instrument (interest rate swap).

We earn interest income from investing our capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates.  In the periods in this report, market yields for investments in the federal funds and repo markets have improved and the potential contribution to interest margin of funding with capital has also improved.  Our capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Average capital was $7.0 billion in the current year period, compared to $7.8 billion in the prior year period.

2019 Year-to-Date Period vs. 2018 Year-to-Date Period — Net interest income in the current year-to-date period  declined by 17.7%, from the same period in the prior year.  Net interest spread earned was lower, 35 basis points, compared to 43 basis points in the prior year period.  Year-over-year decline was due to lower pricing of advances, lower earning assets, and less favorable funding environment.

The effects of interest settlements from hedging actives under ASC 815, primarily cash flows from interest rate swaps in fair value and cash flows hedges made a favorable contribution of $153.3 million to interest accruals in the year-to-date period in the current year, compared to $99.4 million in the prior year period.

Impact of Qualifying Hedges on Net Interest Income — 2019 Periods Compared to 2018 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3:                                       Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest Income	$893,993	$900,352	$2,787,990	$2,491,333
Fair value hedging effects	(39)	—	684	—
Amortization of basis	(14)	167	(42)	103
Interest rate swap accruals	37,987	64,358	163,385	132,375
Reported interest income	931,927	964,877	2,952,017	2,623,811

Interest Expense	770,950	742,519	2,438,054	1,979,283
Fair value hedging effects	(516)	—	2,306	—
Amortization of basis	(1,258)	(1,440)	(4,157)	(4,262)
Interest rate swap accruals	357	13,081	12,628	37,349
Reported interest expense	769,533	754,160	2,448,831	2,012,370
Net interest income	$162,394	$210,717	$503,186	$611,441

Net interest adjustment - interest rate swaps	$39,351	$52,884	$153,250	$99,391

Spread and Yield Analysis — 2019 Periods Compared to 2018 Periods

Table 9.4:                                       Spread and Yield Analysis

	Three months ended September 30,
	2019			2018
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$90,401,801	$599,554	2.63%	$107,180,010	$678,029	2.51%
Interest bearing deposits and others	361,732	1,856	2.04	20,957	105	1.98
Federal funds sold and other overnight funds	20,300,326	115,413	2.26	22,220,707	109,637	1.96
Investments
Trading securities	9,742,458	57,944	2.36	4,196,494	22,134	2.09
Mortgage-backed securities
Fixed	10,398,672	80,288	3.06	8,831,636	66,408	2.98
Floating	6,225,222	43,364	2.76	8,634,121	55,649	2.56
State and local housing finance agency obligations	1,142,351	8,283	2.88	1,199,233	8,524	2.82
Mortgage loans held-for-portfolio	3,017,248	25,224	3.32	2,903,065	24,305	3.32
Loans to other FHLBanks	217	1	1.88	17,500	86	1.96

Total interest-earning assets	$141,590,027	$931,927	2.61%	$155,203,723	$964,877	2.47%

Funded By:
Consolidated obligation bonds
Fixed	$29,038,192	$171,113	2.34%	$24,550,134	$135,205	2.18%
Floating	45,272,098	258,625	2.27	70,694,405	357,243	2.00
Consolidated obligation discount notes	58,831,496	333,413	2.25	50,979,146	256,029	1.99
Interest-bearing deposits and other borrowings	1,187,709	6,295	2.10	1,068,730	5,462	2.03
Mandatorily redeemable capital stock	5,433	87	6.35	12,320	221	7.11

Total interest-bearing liabilities	134,334,928	769,533	2.27%	147,304,735	754,160	2.03%

Other non-interest-bearing funds	215,691	—		108,685	—
Capital	7,039,408	—		7,790,303	—
Total Funding	$141,590,027	$769,533		$155,203,723	$754,160

Net Interest Income/Spread		$162,394	0.34%		$210,717	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.54%

	Nine months ended September 30,
	2019			2018
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$96,338,801	$1,996,386	2.77%	$110,856,013	$1,853,974	2.24%
Interest bearing deposits and others	192,643	3,174	2.20	19,366	259	1.79
Federal funds sold and other overnight funds	18,466,158	328,311	2.38	21,891,407	283,330	1.73
Investments
Trading securities	7,891,043	145,746	2.47	3,059,799	44,479	1.94
Mortgage-backed securities
Fixed	9,827,457	228,750	3.11	8,611,345	191,847	2.98
Floating	6,777,507	147,342	2.91	8,842,344	154,338	2.33
State and local housing finance agency obligations	1,156,978	26,475	3.06	1,188,264	22,554	2.54
Mortgage loans held-for-portfolio	2,971,527	75,678	3.41	2,891,857	72,931	3.37
Loans to other FHLBanks	8,498	155	2.44	7,088	99	1.86

Total interest-earning assets	$143,630,612	$2,952,017	2.75%	$157,367,483	$2,623,811	2.23%

Funded By:
Consolidated obligation bonds
Fixed	$28,348,377	$525,111	2.48%	$26,314,126	$393,539	2.00%
Floating	50,139,129	899,209	2.40	68,935,640	915,169	1.77
Consolidated obligation discount notes	56,614,307	1,005,434	2.37	53,057,161	688,785	1.74
Interest-bearing deposits and other borrowings	1,099,297	18,782	2.28	1,081,899	14,030	1.73
Mandatorily redeemable capital stock	6,212	295	6.35	16,500	847	6.87

Total interest-bearing liabilities	136,207,322	2,448,831	2.40%	149,405,326	2,012,370	1.80%

Other non-interest-bearing funds	139,094	—		93,330	—
Capital	7,284,196	—		7,868,827	—
Total Funding	$143,630,612	$2,448,831		$157,367,483	$2,012,370

Net Interest Income/Spread		$503,186	0.35%		$611,441	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.47%			0.52%

(a)         Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with a designated prevailing benchmark rate (LIBOR, OIS/FF or OIS/SOFR).  Average balance sheet information is presented, as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and spreads are annualized.

Rate and Volume Analysis — 2019 Periods Compared to 2018 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:                                       Rate and Volume Analysis

	For the three months ended
	September 30, 2019 vs. September 30, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(110,063)	$31,588	$(78,475)
Interest bearing deposits and others	1,748	3	1,751
Federal funds sold and other overnight funds	(9,998)	15,774	5,776
Investments
Trading securities	32,657	3,153	35,810
Mortgage-backed securities
Fixed	12,058	1,822	13,880
Floating	(16,498)	4,213	(12,285)
State and local housing finance agency obligations	(410)	169	(241)
Mortgage loans held-for-portfolio	954	(35)	919
Loans to other FHLBanks	(82)	(3)	(85)

Total interest income	(89,634)	56,684	(32,950)

Interest Expense
Consolidated obligation bonds
Fixed	25,967	9,941	35,908
Floating	(140,767)	42,149	(98,618)
Consolidated obligation discount notes	42,199	35,185	77,384
Deposits and borrowings	625	208	833
Mandatorily redeemable capital stock	(113)	(21)	(134)

Total interest expense	(72,089)	87,462	15,373

Changes in Net Interest Income	$(17,545)	$(30,778)	$(48,323)

	For the nine months ended
	September 30, 2019 vs. September 30, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(263,331)	$405,743	$142,412
Interest bearing deposits and others	2,842	73	2,915
Federal funds sold and other overnight funds	(49,220)	94,201	44,981
Investments
Trading securities	86,452	14,815	101,267
Mortgage-backed securities
Fixed	28,015	8,888	36,903
Floating	(40,354)	33,358	(6,996)
State and local housing finance agency obligations	(608)	4,529	3,921
Mortgage loans held-for-portfolio	2,024	723	2,747
Loans to other FHLBanks	22	34	56

Total interest income	(234,158)	562,364	328,206

Interest Expense
Consolidated obligation bonds
Fixed	32,199	99,373	131,572
Floating	(287,826)	271,866	(15,960)
Consolidated obligation discount notes	48,798	267,851	316,649
Deposits and borrowings	229	4,523	4,752
Mandatorily redeemable capital stock	(492)	(60)	(552)

Total interest expense	(207,092)	643,553	436,461

Changes in Net Interest Income	$(27,066)	$(81,189)	$(108,255)

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6:                                       Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Interest Income
Advances	$599,554	$678,029	(11.57)%	$1,996,386	$1,853,974	7.68%
Interest-bearing deposits	1,856	105	1,667.62	3,174	259	1,125.48
Securities purchased under agreements to resell	55,340	25,288	118.84	137,582	55,125	149.58
Federal funds sold	60,073	84,349	(28.78)	190,729	228,205	(16.42)
Trading securities	57,944	22,134	161.79	145,746	44,479	227.67
Mortgage-backed securities
Fixed	80,288	66,408	20.90	228,750	191,847	19.24
Floating	43,364	55,649	(22.08)	147,342	154,338	(4.53)
State and local housing finance agency obligations	8,283	8,524	(2.83)	26,475	22,554	17.38
Mortgage loans held-for-portfolio	25,224	24,305	3.78	75,678	72,931	3.77
Loans to other FHLBanks	1	86	(98.84)	155	99	56.57
Total interest income	$931,927	$964,877	(3.41)%	$2,952,017	$2,623,811	12.51%

2019 Third Quarter vs. 2018 Third Quarter

Interest income in the third quarter of the current year period declined a little from the same period last year primarily due to lower interest income earned on advances.  Fed rate cuts in late July and September have also impacted yields on assets.

Our advance portfolio includes floating-rate advances, primarily indexed to LIBOR and some linked to SOFR.  Fixed-rate advances are plain-vanilla short, intermediate and long-term instruments.  Long-term advances are typically swapped to floating-rate.  Intermediate-term are also swapped to floating-rate when deemed appropriate to meet our funding risk profile.  Putable advances are fixed-rate with call options, and tenors that are typically intermediate- and long-term.  Putable advances are swapped to floating-rate with mirrored option, a package that is designed to eliminate option risk and interest rate risk.

Interest income from advances declined by 11.6%.  First, we reduced pricing for new advances starting in early 2019.  Second, advance volume year-over-year in the period declined when short- and intermediate-term adjustable rate advances matured or when advances were prepaid and were not replaced by new borrowings.  Also, swap interest settlements accruing as income were lower, $37.7 million in the current year period compared to $64.4 million in the same period in the prior year - in the current year third quarter, in exchange for fixed-rate payments made to swap counterparties and clearing counterparties, we received LIBOR-indexed floating-rate cash flows that were lower in a declining LIBOR environment.

Prepayment fees recorded were higher, $13.4 million in the 2019 period, compared to $2.5 million in the prior year period.

Beginning in 2019, gains and losses on ASC 815 hedges on fixed-rate advances are recorded in Interest income from advances.  Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged advances were recorded in Other income (loss).  The accounting change resulted in an immaterial change to reported interest income.  Hedging impact, changes in the fair values of hedged advances minus fair values of hedging instruments, was not material.

Overnight lending rates were healthier, improved yields from liquid investments in Federal funds sold and repurchase lending.  Liquid assets are a significant aspect of our daily operations and improved market yields helped us maintain and increase funds available for our borrowing members and at the same time earn a reasonable return.  Also, interest income from fixed-rate U.S. government securities has grown as we have increased our trading portfolio of readily marketable liquid assets to comply with our liquidity targets.

Interest income from floating-rate MBS has declined in parallel with our strategy of reducing holdings of LIBOR-indexed assets and instead acquiring fixed-rate MBS when acquisition met our risk/return targets.  As a result, interest income from fixed-rate MBS portfolio has increased.

Interest income from MPF loans, which are 15-year and 30-year residential mortgage loans, has remained steady as the portfolio has grown only a little and market yields have remained relatively flat year-over-year in the period.  Pricing remains highly competitive for high-quality conventional mortgage loans acquired in participation with our members.

2019 Year-to-Date Period vs. 2018 Year-to-Date Period

Interest income in the nine months ended September 30, 2019 grew by 12.5%, compared to the same period in 2018, primarily driven by rising market rates in the early quarters in 2019 before the two Fed rate cuts in July and September impacted asset yields.  Interest income grew despite the effects of lower pricing on advances and despite the decline in advance balances, the increase primarily driven by higher market yields earned in the pre-Fed rate actions beginning in late July.  While market rates have begun to decline in the third quarter of 2019 in line with the Fed’s initiatives, our asset yields have yet to fully reprice to prevailing rates.  Swap interest settlements accruing to interest income from advances were higher in the current year period, $162.9 million, compared to $132.4 million in the same period in the prior year, consistent with higher LIBOR in the first two quarters.

Prepayment fees were higher, $17.8 million in the 2019 period, compared to $5.9 million in the prior year period.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 9.7:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$561,911	$613,504	$1,832,762	$1,721,496
Fair value hedging effects (a)	(43)	—	727	—
Amortization of basis	(14)	167	(42)	103
Interest rate swap accruals	37,700	64,358	162,939	132,375
Total advance interest income reported	$599,554	$678,029	$1,996,386	$1,853,974

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

Changes in bond market rates, changes in intermediation volume (average interest-costing liabilities and interest earning assets), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies are the primary factors that drive period-over-period changes in interest expense.

While, LIBOR is currently our primary benchmark rate for hedging under ASC 815, we intend to transition away from LIBOR over the next few years to the OIS/SOFR benchmark, an industry-wide transition effort.  In 2019, we adopted OIS/FF and OIS/SOFR as additional benchmarks that will facilitate the transition away from LIBOR.

For ASC 815 qualifying hedges, interest accruals from swaps and fair value changes of the hedging derivative and hedged debt are reported together with the interest expense accrued on the CO debt.  When an interest rate swap is designated in an economic hedge (not qualify as an ASC 815 hedge), interest accrual on the swap is not recorded as an adjustment to debt interest expense (as would a swap that qualified).  In an economic hedge, swap accruals together with changes in the fair values of the swaps are reported in Other income (below net interest income) as Derivatives gains (losses) in the Statements of income.  Beginning in 2019, gains and losses on ASC 815 hedges on fixed-rate advances are recorded in interest income from advances.  Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged debt were recorded in Other income (loss).  The accounting change was immaterial to reported interest expense.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8:                                       Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2019	2018	Change	2019	2018	Change
Interest Expense
Consolidated obligations bonds
Fixed	$171,113	$135,205	26.56%	$525,111	$393,539	33.43%
Floating	258,625	357,243	(27.61)	899,209	915,169	(1.74)
Consolidated obligations discount notes	333,413	256,029	30.22	1,005,434	688,785	45.97
Deposits	6,053	5,032	20.29	17,994	12,980	38.63
Mandatorily redeemable capital stock	87	221	(60.63)	295	847	(65.17)
Cash collateral held and other borrowings	242	430	(43.72)	788	1,050	(24.95)

Total interest expense	$769,533	$754,160	2.04%	$2,448,831	$2,012,370	21.69%

Interest expense in the third quarter of the current year period increased a little from the same period last year.

Our funding portfolios include - floating-rate CO bonds, primarily indexed to the 1-month LIBOR (some swapped back to the 3-month LIBOR), and some linked to SOFR; CO discount notes, which are primarily overnight and short-maturity discount notes;  Fixed-rate CO bonds, which are primarily plain-vanilla short- and intermediate-term debt that are swapped to floating-rate when deemed appropriate to meet the funding profile; Callable CO bonds are fixed-rate, with call options and tenors that are typically intermediate- and long-term, and are swapped to floating-rate with mirrored option, a package that is designed to eliminate option risk and interest rate risk.

Our funding mix, measured as the ratio of average CO debt to average interest-earning assets, shifted in the direction of greater utilization of CO discount notes; 41.6% of assets were funded by CO discount notes compared to 32.8% in the same period in the prior year.  CO floating-rate bonds indexed to LIBOR have declined because of voluntary restraints we have instituted on the issuance of LIBOR instruments with maturities past December 31, 2021, the expected LIBOR transition date.

One measure of the funding environment is the measure of the contraction and expansion of the sub-LIBOR spread between cost of funding and the 3-month LIBOR.  That spread has adversely narrowed in the current year quarter compared to the same period in 2018 for almost all funding categories.  For longer-term CO bonds the yields are above LIBOR, driving up the cost funding for longer-term debt.

Market yields paid on intermediate-term floating-rate CO bonds have increased in the current year quarter over the same period in the prior year.  To illustrate the change in spreads, in September 2019 the weighted average spread to 3-month LIBOR for a 2-year floating-rate CO bond was around -12 basis points, compared to -16 basis points in September 2018, an increase of 4 basis points in costing yields.  Costing yields for CO floating-rate bonds was even tighter through most of the third quarter of 2019, relative to the same period in 2018.

CO discount note spread to LIBOR has also narrowed, albeit a little, compared to the same period in the prior year.  Costing yields have increased even through the Fed’s two rate cuts in the third quarter, although yield deterioration has been relatively small.  Despite the volatility in interest rates during the current year period, discount note pricing has remained relatively stable, affording us the option to utilize discount notes as a reliable funding vehicle to replace the more expensive CO floating-rate bonds.

Utilization of fixed-rate CO bonds has increased in the current year period, 20.5% versus 15.8% in the prior year period, as we have adjusted our funding mix in line with our asset/liability gap management targets.  Market yields on vanilla fixed-rate CO bonds, as measured by spreads to LIBOR, have trended favorably in the current year third quarter, although only by a few basis points.  However, when compared to the same period in 2018, the spreads to LIBOR have narrowed driving up comparable costing yields on CO fixed-rate bonds issued in the third quarter of 2019.

Our hedging strategies under ASC 815 have remained unchanged, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/FF as a benchmark for hedging assets and liabilities and have also begun to swaps linked to the SOFR benchmark.  Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815 fair value hedge, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level.  Cash flow hedges have also been executed to hedge rolling-issuances of discount notes to long-term fixed-rate predictable interest expense.  The volume of cash flows exchanged in the hedging strategies together with the variability of the benchmark rate (i.e. LIBOR) drive interest settlements and impact interest expense and costing yields on hedged debt.  In the current year third quarter, LIBOR-indexed cash flows paid to swap dealers were almost matched by fixed-rate cash flows received, resulting in a net expense accrual of just $0.4 million, compared to a net expense of $13.1 million in the same period in the prior year when LIBOR was higher.  Fair value hedging impact, changes in the fair values of hedged debt minus fair values of hedging instruments, was not material.

On a year-to-date basis, interest expense in the current year period was higher by 21.7%, primarily due to the higher market rates in the debt markets in the first half of 2019, before the Fed action to lower rates in July and September.  Costing yields as measured by sub-LIBOR spreads narrowed for both fixed and floating CO bonds, driving up interest expense.  Year-over-year fluctuations in interest expense in the period between the categories of debt — fixed-rate, floating-rate and discount notes — were due to change in mix as we adjusted funding mix in step with changing bond market pricing and yields.  Swap interest settlements (which impact accruals) on swaps hedging CO debt resulted in additional interest expense as LIBOR indexed payments we made to derivative counterparties exceeded fixed-rate cash flows received.  However, swap interest settlement expense accruals were lower in the current year period, $12.6 million in the current year period, compared to $37.3 million in the same period in the prior year, a change that was favorable to costing yields.  ASC 815 fair value hedging impact on CO debt expense due to changes in fair values of hedged CO bonds and CO discount notes minus hedging instruments was immaterial.

Impact of Hedging on Interest Expense on Debt — 2019 Periods Compared to 2018 Periods

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 9.9:                                       Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$433,622	$482,784	$1,415,632	$1,285,826
Discount notes-Interest expense before adjustment for swaps	330,946	254,052	1,003,345	678,580
Fair value hedging effect on CO bonds (a)	(515)	—	2,529	—
Fair value hedging effect on discount notes (a)	(1)	—	(223)	—
Amortization of basis adjustments on CO bonds	(1,453)	(1,440)	(4,352)	(4,262)
Amortization of basis adjustments on discount notes	195	—	195	—
Net interest adjustment for swaps hedging CO bonds	(1,916)	11,104	10,512	27,143
Net interest adjustment for swaps hedging discount notes	2,273	1,977	2,116	10,206
Total bonds and discount notes-Interest expense	$763,151	$748,477	$2,429,754	$1,997,493

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

We recorded a net provision of $0.1 million in the current year quarter, compared to a net reversal of $95.7 thousand in the same period in the prior year.

On a year-to-date basis, we recorded a net reversal of $0.2 million in the current year period, compared to a net reversal of $0.4 million in the same period in the prior year.

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

Analysis of Non-Interest Income (Loss) — 2019 Periods Compared to 2018 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:                                Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Other income (loss):
Service fees and other (a)	$4,665	$4,195	$13,739	$11,889
Instruments held under the fair value option gains (losses) (b)	(694)	535	(3,518)	173
Total OTTI losses	—	—	—	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(256)	—	(640)	257
Net impairment losses recognized in earnings	(256)	—	(640)	(141)

Derivative gains (losses) (c)	(4,269)	(3,197)	(55,618)	(27,282)
Trading securities gains (losses) (d)	(4,000)	(2,275)	46,994	(4,695)
Equity investments gains (losses) (e)	381	1,248	6,745	1,293
Total other income (loss)	$(4,173)	$506	$7,702	$(18,763)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, typically fees earned on standby financial letters of credit issued by the FHLBNY.  Fee income earned on financial letters of credit were $4.4 million in the third quarter of the current year and $3.8 million in the same period in the prior year.  Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.

On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $13.1 million in the current year, compared to $10.8 million in the same period in the prior year.

(b)         FVO fair value losses and gains were primarily on CO bonds.  From time to time, we may also elect the FVO on an instrument by instrument basis for CO discount notes and advances.  Fluctuations in reported results are typically due to changes in the volume of instruments elected and the volatility of the CO funding rate, which is the fair value pricing basis for the FVO bonds.

(c)          Derivatives losses primarily represented the impact on earnings on swaps in economic hedges of the liquidity trading portfolio of fixed-rate U.S Treasury securities. For more information, see Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses.

(d)    Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S Treasury securities.  Gains and losses are primarily unrealized fair value gains.  The securities are not held for speculative trading and are held for liquidity in compliance with FHFA regulatory requirements. Fluctuations in price is representative of interest rate volatility and the resulting volatility in the price of the U.S. Treasury fixed-rate securities.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:                                Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net unrealized gains (losses) on Trading securities held at period-end	$(4,000)	$(2,460)	$44,975	$(4,709)
Net unrealized and realized gains (losses) on Trading securities sold/matured during the period	—	185	2,019	14
Net gains (losses) on Trading securities	$(4,000)	$(2,275)	$46,994	$(4,695)

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss) in the three and nine months ended September 30, 2019 (post ASU 2017-12).  As noted previously, prior period comparatives have not been recast to conform to the post ASU presentation.  We also believe the disclosure benefits of reclassification would not outweigh significant operational costs.  As a result, for the periods in 2018, prior to the adoption of the ASU, the table presents the aggregate impact of all derivatives and hedging activities, including hedges that qualified under ASC 815.

Table 9.12:                                Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances		$239		$904
Consolidated obligation bonds		(1,522)		(2,565)
Net gains (losses) related to fair value hedges		(1,283)		(1,661)
Cash flow hedges		(28)		2
ASC 815 Hedging impact		$(1,311)		$(1,659)

Derivatives not designated as hedging instruments
Interest rate swaps	$(3,551)	$9,383	$(56,957)	$3,859
Caps or floors	(410)	(340)	(630)	(20)
Mortgage delivery commitments	32	(83)	532	(229)
Swaps economically hedging instruments designated under FVO	(717)	(245)	1,970	72
Accrued interest on swaps in economic hedging relationships	377	(7,315)	(533)	(20,913)
Net gains (losses) related to derivatives not designated as hedging instruments	$(4,269)	$1,400	$(55,618)	$(17,231)
Price alignment interest paid on variation margin	—	(3,286)	—	(8,392)
Net gains (losses) on derivatives and hedging activities	$(4,269)	$(1,886)	$(55,618)	$(25,623)

Derivatives gains (losses) were primarily driven by swaps hedging U.S. Treasury securities, swaps hedging the basis risk of floating-rate CO bonds, and swaps hedging instruments elected under the FVO.  Interest accrual on swaps in economic hedges are also included in derivative gains and losses.

Fair values of swaps in economic hedges of fixed-rate U.S. Treasury securities (held for liquidity/trading) have been volatile in a fluctuating interest rate environment, reporting losses of $4.6 million in the current year third quarter, in contrast to a gain of $2.7 million in the same period in the prior year.  To provide context from a net hedging perspective, fair values of Treasury securities, which are the underlying hedged instruments, reported fair value losses of $4.0 million and $2.3 million in the current year quarter and the prior year period.

In the year-to-date period, swaps in economic hedges of Treasury securities reported fair value losses of $57.9 million in the 2019 period, in contrast to a fair value gain of $6.5 million in the 2018 period.  The hedged Treasury securities reported a gain of $47.0 million in the 2019 period, in contrast to a loss of $4.7 million in the 2018 period.  The hedging swaps are pay-fixed, receive floating-rate swaps, generally tied to the OIS/FF benchmark rate and fair values losses and gains were consistent with the volatility of benchmark rates.  The hedged Treasury securities are fixed-rate instruments and fluctuations in fair values were in line with the volatility of Treasury security prices in a volatile interest rate environment.

Basis swaps in economic hedges of floating-rate CO bonds reported fair value gains of $1.1 million in the current year quarter, compared to gains of $7.0 million in the prior year period.  In the year-to-date period, basis swaps reported fair value gains of $0.8 million in the current year period, compared to a loss of $2.7 million in the prior year period.  The basis swaps are structured to convert the floating-rate index of variable-rate CO bonds generally from 1-month LIBOR to the 3-month LIBOR.  Fluctuations in reported fair values represent the volatility in the basis between the two LIBOR indices as well as fair value changes when swaps mature or approach maturity and previously recorded gains and losses reverse.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2019 Periods Compared to 2018 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:                                Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$2,211	12.89%	$2,134	17.88%
Depreciation and leasehold amortization	2,230	13.00	1,284	10.76
All others (b)	12,710	74.11	8,520	71.36
Total Operating Expenses	$17,151	100.00%	$11,938	100.00%

Total Compensation and Benefits (c)	$21,870		$18,639
Finance Agency and Office of Finance (d)	$3,997		$4,034
Other expenses (e)	$2,379		$2,891

	Nine months ended September 30,
	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$6,156	13.54%	$6,213	18.66%
Depreciation and leasehold amortization	6,344	13.96	3,819	11.47
All others (b)	32,952	72.50	23,256	69.87
Total Operating Expenses	$45,452	100.00%	$33,288	100.00%

Total Compensation and Benefits (c)	$63,770		$54,896
Finance Agency and Office of Finance (d)	$12,138		$11,934
Other expenses (e)	$7,062		$6,412

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

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:                                Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$164,262	$149,304	$161,718	$131,654
Additions from current period’s assessments	11,278	17,404	38,292	48,740
Net disbursements for grants and programs	(15,016)	(6,207)	(39,486)	(19,893)
Ending balance	$160,524	$160,501	$160,524	$160,501

AHP assessments allocated from net income totaled $11.3 million for the quarter ended September 30, 2019, compared to $17.4 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $38.3 million for the current period, compared to $48.7 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

Advisory Bulletin (AB 2019-03) — Capital Stock Management

On August 14, 2019, the FHFA issued an Advisory Bulletin (the “AB”) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank.  Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

The Bank does not expect the AB to have a material impact on the Bank’s capital management practices, financial condition, and or results of operations.

FHFA Supervisory Letter — Planning for LIBOR Phase-Out

On September 27, 2019, the FHFA issued a Supervisory Letter (the “Supervisory Letter”) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner.  The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments.  With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021.  These phase-out dates do not apply to collateral accepted by the FHLBanks.  The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

The Bank has already ceased purchasing investments that reference LIBOR and mature after December 31, 2021 and has begun to significantly reduce use of derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

The Bank continues to evaluate the potential impact of the Supervisory Letter on its financial condition and results of operations.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management.  Market risk or interest rate risk (IRR) is the risk of change to market value or future earnings due to a change in the interest rate environment.  IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities.  As the maturity mismatch increases so does the level of IRR.  The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.  Accordingly, 74% of the balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest and rate volatility environment.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2019	0.06	1.64	0.88	0.72
June 30, 2019	-0.28	0.82	-1.09	0.44
March 31, 2019	-0.19	0.72	-1.04	0.42
December 31, 2018	-0.05	-0.76	-0.79	0.31
September 30, 2018	0.10	-1.58	-0.46	0.43

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

One Year Re-pricing Gap
September 30, 2019	$5.632 Billion
June 30, 2019	$5.818 Billion
March 31, 2019	$6.053 Billion
December 31, 2018	$6.418 Billion
September 30, 2018	$6.363 Billion

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

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
September 30, 2019	-31.16%	-3.05%	2.72%
June 30, 2019	-14.30%	-7.37%	11.10%
March 31, 2019	-12.91%	-6.44%	9.61%
December 31, 2018	N/A	-5.86%	12.26%
September 30, 2018	N/A	-6.56%	13.14%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
September 30, 2019	-0.55%	-0.63%	-0.95%
June 30, 2019	-1.51%	-0.81%	-0.34%
March 31, 2019	-1.61%	-0.51%	-0.81%
December 31, 2018	-1.63%	-0.41%	-0.50%
September 30, 2018	-1.12%	-0.20%	-0.58%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2019 and December 31, 2018 (in millions):

	Interest Rate Sensitivity
	September 30, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,240	$219	$654	$466	$1,525
MBS investments	6,297	490	2,447	1,532	5,716
Swaps hedging MBS	452	—	—	—	(452)
Adjustable-rate loans and advances	11,440	—	—	—	—
Net investments, adjustable rate loans and advances	33,429	709	3,101	1,998	6,789

Liquidity trading portfolio	2,668	2,470	6,079	3	—
Swaps hedging investments	8,555	(2,475)	(6,080)	—	—
Net liquidity trading portfolio	11,223	(5)	(1)	3	—

Fixed-rate loans and advances	47,751	5,687	15,811	4,848	8,202
Swaps hedging advances	31,367	(5,192)	(14,353)	(3,665)	(8,157)
Net fixed-rate loans and advances	79,118	495	1,458	1,183	45

Total interest-earning assets	$123,770	$1,199	$4,558	$3,184	$6,834

Interest-bearing liabilities:
Deposits	$1,501	$5	$—	$—	$—

Discount notes	55,527	7	—	—	—
Swapped discount notes	(2,664)	—	1,056	—	1,608
Net discount notes	52,863	7	1,056	—	1,608

Consolidated Obligation Bonds
FHLBank bonds	56,094	5,070	6,075	2,942	5,397
Swaps hedging bonds	7,868	(4,071)	(2,669)	(290)	(838)
Net FHLBank bonds	63,962	999	3,406	2,652	4,559

Total interest-bearing liabilities	$118,326	$1,011	$4,462	$2,652	$6,167
Post hedge gaps (a):
Periodic gap	$5,444	$188	$96	$532	$667
Cumulative gaps	$5,444	$5,632	$5,728	$6,260	$6,927

	Interest Rate Sensitivity
	December 31, 2018
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,881	$143	$514	$424	$1,952
MBS investments	7,900	536	2,546	1,343	4,431
Adjustable-rate loans and advances	23,395	—	—	—	—
Net investments, adjustable rate loans and advances	44,176	679	3,060	1,767	6,383

Liquidity trading portfolio	1,712	1,963	1,980	3	—
Swaps hedging investments	3,975	(1,975)	(2,000)	—	—
Net liquidity trading portfolio	5,687	(12)	(20)	3	—

Fixed-rate loans and advances	42,055	10,332	18,246	5,416	5,991
Swaps hedging advances	36,400	(9,276)	(16,931)	(4,255)	(5,938)
Net fixed-rate loans and advances	78,455	1,056	1,315	1,161	53
Loans to other FHLBanks	250	—	—	—	—

Total interest-earning assets	$128,568	$1,723	$4,355	$2,931	$6,436

Interest-bearing liabilities:
Deposits	$1,038	$5	$—	$—	$—

Discount notes	50,230	410	—	—	—
Swapped discount notes	(2,664)	—	971	85	1,608
Net discount notes	47,566	410	971	85	1,608

Consolidated Obligation Bonds
FHLBank bonds	50,615	16,007	9,579	3,296	4,406
Swaps hedging bonds	23,556	(15,324)	(6,490)	(992)	(750)
Net FHLBank bonds	74,171	683	3,089	2,304	3,656

Total interest-bearing liabilities	$122,775	$1,098	$4,060	$2,389	$5,264
Post hedge gaps (a):
Periodic gap	$5,793	$625	$295	$542	$1,172
Cumulative gaps	$5,793	$6,418	$6,713	$7,255	$8,427

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2019.  Based on this evaluation, they concluded that as of September 30, 2019, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.             Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed

3.1	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005

3.2	Amended and Restated Bylaws of the Bank		8-K	3/21/2019

4.1	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018

10.1	Federal Home Loan Bank of New York Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan, effective as of January 1, 2019 (a)		8-K	10/16/2019

10.2	Agreement between the Bank and Mr. Paul B. Héroux (a)		8-K	9/25/2019

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

Notes:

* Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a) Indicates a management contract or compensatory plan or arrangement.

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

Date: November 7, 2019