Form 10-K
period 2019-12-31
Federal Home Loan Bank of New York
filed 2020-03-20
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2019, the aggregate par value of the common stock held by members of the registrant was approximately $5,841,246,900. At February 29, 2020, 54,526,185 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2019 Annual Report on Form 10-K

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

All federally insured depository institutions, federally insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Five CDFIs were members of the FHLBNY at December 31, 2019.

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

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.  We own a grantor trust to fund certain non-qualified employee retirement programs, more fully described in financial statements Note 16. Employee Retirement Plans and Note 6. Equity Investments.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 328 members at December 31, 2019 and December 31, 2018.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2019	121	71	100	31	5	328

December 31, 2018	129	74	95	26	4	328

Business Segments

We manage our operations as a single business segment.  Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership.  When advances are paid down, because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed.  When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment.  Our operating expenses are low.  Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately.  We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand contracts or if membership declines.

Products and Services

Introduction — Advances to members are the primary focus of our operations, and are also the principal factor that impacts our financial condition.  Revenues from advances to members are the largest and the most significant element in our operating results.  Providing advances to members, supporting the products and associated collateral and credit operations, and funding and swapping the funds are the focus of our operations.

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all such sources, and other incidental income and expenses were not material in the periods in this report.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.  We do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $101.2 million in 2019, $97.5 million in 2018 and $94.3 million in 2017.  Relative to interest income from advances, revenues from mortgage loans have not been a significant source of interest income.

Advances

We offer a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk and serve their communities. Our primary business is making secured loans, called advances, to members. These advances are available as short- and long-term loans with adjustable, variable and fixed-rate features (including option-embedded and amortizing advances).

Advances to members, including former members, constituted 62.1% and 72.8% of our total assets of $162.1 billion and $144.4 billion at December 31, 2019 and 2018.  In terms of revenues, interest income derived from advances were $2.5 billion, $2.5 billion and $1.6 billion, representing 66.8%, 70.3%, and 69.7% of total interest income in 2019, 2018 and 2017. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

Members use advances as a source of funding to supplement their deposit gathering activities. Advances borrowed by members have generally increased over the last decade because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management. As a cooperative, we price advances at minimal net spreads above the cost of our funding in order to deliver more value to members.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (AMA) programs. At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (MPF®) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired. Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved. Prior to June 1, 2017, the mortgage loans acquired were credit enhanced to a double-A equivalent level of creditworthiness. For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk. The amount of this credit enhancement is fully collateralized by the member. We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation 12 CFR Part 1292.5 (Community Investment Cash Advance Programs) states in general that each FHLBank shall establish an Affordable Housing Program (AHP) in accordance with Part 1291, and a Community Investment Program. The 11 FHLBanks together must annually allocate for the AHP the greater of $100 million or 10 percent of regulatory defined net earnings. The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

•	Affordable Housing Program (AHP). We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to support the creation and preservation of housing for lower income families and individuals through the Affordable Housing Program (AHP). The program is offered primarily in two forms. A competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, we require households to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. The Homebuyer Dream Program® (HDP) was established in 2019 to replace the First Home Clubsm (FHC), which is expected to sunset in 2021. The homeownership programs are to assist first time homebuyers with closing costs and/or down payment assistance. The HDP provides grant assistance up to $14,500 to eligible households through an annual round on a first come, first served basis. New homebuyers are eligible under the program to receive up to $500 to defray the cost of counseling provided by a nonprofit housing agency.

See financial statements, Note 13. Affordable Housing Program for assessments allocated from earnings for the periods in this report.

•	Other Mission — Related Activities. The Bank offers three distinct Community Lending Programs (CLP) that support our member’s community-oriented mortgage lending, which was established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meet the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), and Urban Development Advance (UDA). The CLP provides additional support to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP program requirements and are offered at reduced fees. Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of the Bank’s affordable housing and community economic development mission. In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and CLP are absorbed as general operating expenses and are not charged back to the AHP allocation set aside. The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP Loans offered under these programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated, high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, and we are a major lender in this market, particularly in the overnight market. We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2006, bonds issued by housing finance agencies, and Grantor Trust owned by the FHLBNY that invests in mutual funds. We have a liquidity trading portfolio invested primarily in highly-liquid U.S. Treasury securities to enhance our short-term liquidity positions. The trading portfolio is not for speculative purposes.

For more information, see financial statements, Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Trading Securities, Note 6. Equity Investments, Note 7. Available-for-Sale Securities, and Note 8. Held-To-Maturity Securities.  Also see Tables 4.1 through 4.9 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2019 and 2018, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.0 trillion, including $152.2 billion and $134.6 billion issued for the FHLBNY and outstanding at those dates.

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

•	Twice weekly, one or more of the FHLBanks may also request that specific amounts of CO discount notes with fixed maturities of 4, 8, 13, and 26 weeks be offered by the Office of Finance through single-price (Dutch) auctions conducted with securities dealers in the discount note selling group. Issuance is contingent on FHLBank demand for funding with these terms. Auction sizes and maturity categories are announced to dealers during the auction process on Reuters and other major wire services. The discount notes offered for sale through Dutch auctions are not subject to a limit on the maximum costs the FHLBanks are willing to pay. Bids will be accepted from the lowest bid rate until the auction size is met, and all winning bids will be awarded at the highest bid rate accepted, so that the FHLBanks receive funding based on their requests at the highest bid rate accepted. If the bids submitted are less than the total of the FHLBanks’ requests, the FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering CO discount notes.

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

The Bank may pay dividends from Unrestricted Retained Earnings and current net income. Per Finance Agency regulations, our Board of Directors may declare and pay dividends in either cash or capital stock; our practice has been to pay dividends in cash. Our dividends and our dividend policy are subject to Federal Housing Finance Agency regulations and policies. Any dividend payments declared by our Board are a function of these policies, and our financial condition and performance.

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $1,760 million for 2019 (including $656 million of Restricted retained earnings (RRE) allocated to Risk Bearing Capacity) and $1,505 million for 2018. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,115.2 million and $1,102.8 million at December 31, 2019 and 2018. Restricted Retained Earnings was $685.8 million and $591.3 million at the two dates. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $47.8 million and $13.3 million at December 31, 2019 and 2018. At December 31, 2019 and 2018, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Retained earnings, beginning of year	$1,694,082	$1,546,282	$1,411,965
Adjustments to opening balance (a)	-	4,924	-
Net Income for the year	472,588	560,478	479,469
	2,166,670	2,111,684	1,891,434
Dividends paid in the year (b)	(365,636)	(417,602)	(345,152)

Retained earnings, end of year	$1,801,034	$1,694,082	$1,546,282

(a)	Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trust from AFS to Equity Investments.

(b)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are not accrued at quarter-end.

Competition

Demand for advances is affected by the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements, Federal Funds lines of credit, wholesale CD programs, and deposits thru listing service.  Historically, members have grown their assets at a faster pace than retail deposits and capital resulting in the creation of a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms.  Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage and counterparties extend available maturities.

An emerging competitor is Deposits thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick in the use of these wholesale deposits using this vehicle. Repo and Federal Funds usage has been stable, though demand for certain members has both increased and decreased as a result of the various changes in the regulatory liquidity requirements and we expect this trend to extend as advances and brokered CDs continue to take market share.  Our larger members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe the competitive landscape will continue and will be reflected in the balances and market share.

In the debt markets, we compete for funds in the national and global debt markets.  Competitors include corporations, sovereigns, the U.S. Treasury, supranational entities and Government Sponsored Enterprises including Fannie Mae, Freddie Mac and the Federal Farm Credit Banks (FFCB). Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank System debt.  Although the available supply of funds has historically kept pace with the liquidity needs of our members, there can be no assurance this will continue to be the case.

In certain market conditions, there is considerable competition among high credit quality issuers in the markets for callable debt.  The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, when available, a valuable source of competitively priced funding for the FHLBNY.  However, since Money Market Fund Reform, the dominant System issuance has been in simple floating-rate debt as money market funds migrated assets from Prime to Government Funds; thereby creating demand for eligible assets such as FHLB debt. Floaters have been one of the main determinants of our relative cost of funds. There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rates and yields, LIBOR cessation and availability of alternative investments, particularly in the Repo sector.

Since November 2018, the FHLB System has been a major participant in the issuance of floaters using the proposed LIBOR replacement index, the Secured Overnight Financing Rate (SOFR). SOFR-floaters are potentially a major source of funding for the System as issuance grows and a broader derivative market develops in anticipation of a cessation of LIBOR. See LIBOR replacement discussions in Item 1A. Risk Factors.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

Competition for certain aspects of the FHLBank business model among the 11 FHLBanks is limited, although a bank holding company with multiple banking charters may operate in more than one FHLBank’s district.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  The amount of advances borrowed by these entities and the amount of capital stock held, could be material to the business.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds or source deposits from other FHLBanks.  We are permitted by regulation to purchase short-term investments from our members, though we choose to not permit members to borrow unsecured funds from us.

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

Our shares of Class B stock are registered with the SEC under the Exchange Act, and we are subject to the information, disclosure, insider trading restrictions and other requirements under the Exchange Act.  We are not subject to the provisions of the Securities Act.

The Government Corporation Control Act provides that, before a government corporation may issue and offer obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate and conditions of the obligations; the way and time issued; and the selling price.  The U.S. Department of the Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The FHLBNY has an internal audit department, and our Board of Directors has an Audit Committee.  An independent registered public accounting firm audits our annual financial statements.  The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (PCAOB).  The FHLBanks, the Finance Agency, and Congress all receive the audit reports.  We must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General.  These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.

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

Personnel

As of December 31, 2019, we had 342 full-time and no part-time employees.  As of December 31, 2018, we had 314 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There were no shortfalls in 2019, 2018 and 2017.

Available Information

The Federal Home Loan Bank of New York maintains a website located at www.fhlbny.com where we make available our annual report on Form 10-K and quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission (the SEC), and other information regarding us and our products free of charge. We are required to file with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

Item 1A.	Risk Factors.

The following discussion sets forth the material risk factors that could affect the FHLBNY’s financial condition and results of operations.  Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the FHLBNY.

Market and Economic Risks

Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate could adversely affect FHLBNY’s business, financial condition, and results of operations. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available.

In September 2019, the FHFA issued a supervisory letter (the Supervisory Letter) to the FHLBank and the Office of Finance relating to their planning for the LIBOR phase-out. Under the Supervisory Letter, with limited exceptions, FHLBanks, including the FHLBNY,  should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021, and should, by March 31, 2020, no longer enter into any other new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 (The March 31, 2020 date has now been extended to June 30, 2020). As we align our business strategies to the Supervisory Letter, we may experience less flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for our advances, which may, in turn, negatively affect the future composition of our balance sheet, capital stock levels, core mission asset ratios, and net income. In addition, as we are generally not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, we will have to alter our hedging and interest-rate risk management strategies, which may have a negative effect on our financial condition and results of operations.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. The FHLBanks, including the FHLBNY, have offered SOFR-linked consolidated obligations on an ongoing basis and have started offering SOFR-linked advances.

As many of our assets, liabilities, and derivatives are indexed to LIBOR, the FHLBanks, including the FHLBNY and the Office of Finance have developed a LIBOR transition plan, which addresses considerations such as LIBOR exposure, fallback language, operational preparedness, and balance sheet management. However, the market transition away from LIBOR and towards SOFR or another alternate reference rate is expected to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate. During the market transition away from LIBOR, LIBOR may experience increased volatility or become less representative. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which has resulted and may result in unexpected fluctuations in SOFR. Introduction of an alternate reference rate also may create challenges in hedging and asset liability management and introduce additional basis risk and increased volatility for the FHLBNY and other market participants. While market activity in SOFR-linked financial instruments has continued to develop, there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner and any other alternative reference rate may or may not be developed. Any disruption in the market transition away from LIBOR and towards SOFR or another alternate reference rate could result in increased financial, operational, legal, reputational, or compliance risks for the FHLBNY. We are not able to predict the effect of a possible transition to SOFR or another alternate reference rate will have on our business, financial condition, and results of operations.

Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations.  The level of interest rates and the impact on our balance sheet spreads are important factors affecting the Bank’s interest rate risk management, profitability, and returns. We earn income from capital, and the level of market interest rates as impacted by the Federal Reserve and the capital markets, directly affects these earnings.

We earn income from the spread between interest earned on our outstanding advances, investments and shareholders’ capital, and interest paid on our Consolidated obligations and other interest-bearing liabilities. Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations. Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, a risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below market yields when interest rates increase.

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

Economic downturns, macro-economic events, and changes in federal monetary policy, including those related to widespread health emergencies or similar events, could have an adverse effect on the FHLBNY’s business and its results of operations.  Our businesses and results of operations are sensitive to general business and economic conditions.  These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business.  If any of these conditions deteriorate, our businesses and results of operations could be adversely affected.  For example, a prolonged economic downturn could result in members needing fewer advances.  In addition, our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States.  The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, and can have far reaching impacts on the U.S. economy as a whole.

We note here that the Federal Open Market Committee (FOMC) recently approved emergency reductions to the target range for the Federal Funds rate and implemented other initiatives in response to the COVID-19 coronavirus outbreak and the potential negative impact on the U.S. economy. Further or similar action in response to this or any widespread health emergency or similar event, or impacts on the economy as a result of such event, could adversely affect our financial condition and results of operations.

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

Changes in regulatory or statutory requirements, or in their application, could result in, among other things, changes in: our cost of funds; retained earnings requirements; liquidity requirements, debt issuance; dividend payments; capital redemption and repurchases; permissible business activities; the size, scope, or nature of our lending, investment, or mortgage purchase programs; our ability to appropriately compensate, recruit and retain our employees; or our compliance costs.  Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively affect our results of operations and financial condition.  Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own our capital stock or take advantage of our products and services.

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

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing. Negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. The housing GSEs — Fannie Mae, Freddie Mac, and the FHLBanks — issue highly rated agency debt to fund their operations. From time to time, negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.  One possible source of information that impacts us could come from plans for housing GSE reform.  Such plans, including those introduced by the U.S. Treasury and HUD proposed certain recommendations for the reform of the housing GSEs.  Although the focus of those recommendations is on Fannie Mae and Freddie Mac, the proposal includes certain recommendations for the FHLBanks.  The proposed reforms could affect the FHLBNY’s current business activities with its members, particularly large financial institutions.  These recommendations include reducing and altering the composition of FHLBanks investment portfolios, limiting the level of advances outstanding to individual members and restricting membership to allow each financial institution, inclusive of its affiliates, to be an active member in only a single FHLBank.  Other recommendations or other plans could result in market uncertainty regarding the status of U.S. federal government support of housing GSEs, in general, including the FHLBanks, and our cost of financing could be adversely impacted as a result.

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

While our analysis of the impact of the prepayments do not indicate a material adverse impact on our business and results of operations; however, these are the types of events that we consider to be potential negative factors that may arise from a high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

•	the amount and the period over which the advances were prepaid or repaid;
•	the amount and timing of any corresponding decreases in activity-based capital;
•	the profitability of the advances;
•	the size and profitability of our short- and long-term investments; and
•	the extent to which Consolidated obligations (funding) matured as the advances were prepaid or repaid.

At December 31, 2019, advances borrowed by insurance companies accounted for 24.9% of total advances (21.1% at December 31, 2018).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.  For more information, see Financial Statements Note 9. Advances.

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

Changes in regulatory requirements related to derivative instruments may adversely affect our ability to enter into derivative instruments on acceptable terms.  The ongoing implementation of derivatives and clearinghouse regulations could adversely impact the FHLBNY’s ability to execute derivatives to hedge interest rate risk, and increase our compliance costs and negatively impact our results of operations.  Such regulations have impacted, and will continue to substantially impact, the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions; (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities; (iii) requiring the collection and segregation of collateral for most uncleared derivatives; and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives.  These market structure reforms could make many derivatives products more costly to execute, may significantly reduce the liquidity of certain derivatives markets and could diminish customer demand for covered derivatives.  Those changes could negatively impact the FHLBNY’s ability to execute derivatives in a cost efficient manner, which could have an adverse impact on its results of operations.

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

The availability of alternative funding sources that are more attractive to our members may significantly decrease the demand for our advances.  Lowering the price of the advances to compete with these alternative funding sources may decrease the profitability of advances.  A decrease in the demand for our advances or a decrease in our profitability on advances could adversely affect our financial condition and results of operations. In addition, changes to regulations governing our members’ businesses that reduce liquidity or capital requirements could serve to reduce demand for advances from the FHLBNY.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments. We have invested in securities issued by Housing Finance Agencies (HFA) as held-to-maturity investments. The cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded. The portfolio of HFA securities (carrying value was $1.1 billion at December 31, 2019 and $1.2 billion at December 31, 2018) reported gross unrealized losses of $23.2 million at December 31, 2019 and $24.2 million at December 31, 2018. Although we have determined that none of the securities is other-than-temporarily impaired, we could realize credit losses from these securities should the underlying loans underperform our projections.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments. Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans. The credit loss allowance may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline. While we have recorded reserves for credit exposures, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the new CECL accounting standard, which became effective January 1, 2020, the allowance for credit losses would reflect expected losses, rather than incurred losses, which could lead to more volatility in the allowance and the provision for credit losses as forecasts of economic conditions change.

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

Liquidity Risks

The FHLBNY may not be able to meet its obligations as they come due or meet the credit and liquidity needs of its members in a timely and cost-effective manner.  We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.  In addition, we maintain a contingent liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets. Liquidity Regulations addressing liquidity requirements are in place for the Federal Home Loan Banks, and compliance with these regulations are closely monitored by our management and Board of Directors. However, our ability to manage our liquidity position or our contingent liquidity plan may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition and results of operations.

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

Continually evolving cybersecurity or other technological risks could result in the disclosure of confidential client or customer information, damage to the FHLBNY’s reputation, additional costs to the FHLBNY, regulatory penalties and financial losses.  A significant portion of FHLBNY’s operations relies heavily on the secure processing, storage and transmission of financial and other information.  The FHLBNY’s computer systems, software and networks are subject to similar vulnerabilities as other companies highly reliant on technology for operational processing. These risks include unauthorized access, loss or destruction of data, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events.  These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure.  If one or more of these events occurs, it could result in the disclosure of confidential information, damage to FHLBNY’s reputation with its customers, additional costs to the FHLBNY (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses to the FHLBNY. Such events could also cause interruptions or malfunctions in the operations of the FHLBNY data systems (such as the lack of availability of FHLBNY’s online advance transaction system with members).

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

A natural disaster or similar event in the Bank’s region, or with widespread impacts, could adversely affect the Bank’s profitability and financial condition. A severe natural disaster could damage the Bank’s physical infrastructure and have an adverse effect on the FHLBNY’s business.  Furthermore, portions of the Bank’s region are subject to risks from hurricanes, tornadoes, floods or other natural disasters.  These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may adversely affect the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

Additionally, the impact of widespread health emergencies, such as the recent outbreak of the COVID-19 coronavirus, which has now spread to many countries around the world, including the United States, could adversely impact the FHLBNY’s financial condition and results of operations. If a widespread health emergency leads to a situation that impacts the FHLBNY’s employees or vendors, the FHLBNY’s members, the borrowers of the FHLBNY’s members, and/or economic growth generally, the Bank’s financial condition and results of operations could be adversely affected.

The Bank notes here in particular that, as of the date of the filing of this Annual Report on Form 10-K, the full effects of the COVID-19 coronavirus are evolving and unknowable. The rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions and trade and could continue to do so or could worsen for an unknown period of time, which could in turn have a material adverse impact on our results of operations or financial condition. The timeliness and effectiveness of actions taken or not taken to contain and mitigate the effects of COVID-19 both in the U.S. and internationally by governments, central banks, healthcare providers, health system participants, other businesses and individuals could greatly affect outcomes. There are many current and potential issues, and we cannot predict them all or the extent to which they will affect the Bank and its business. By March 16, 2020, the majority of our employees were working remotely, with only operationally critical employees working on site at our offices.

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

At December 31, 2019, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

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

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2019, we had 328 members who held 57,786,659 shares of capital stock between them.  At December 31, 2019, former members held 51,295 shares.  At December 31, 2018, we had 328 members who held 60,657,989 shares of capital stock between them.  At December 31, 2018, former members held 58,450 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2019			2018			2017
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$84,900		6.35%	$107,373		6.90%	$97,005		6.00%
August	92,189		6.35	103,573		6.75	85,449		5.50
May	87,607		6.35	105,329		6.50	76,646		5.00
February	101,347		6.90	102,484		6.50	87,638		5.65
	$366,043	(b)		$418,759	(b)		$346,738	(b)

(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.4 million, $1.2 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members, and recorded as interest expense on mandatorily redeemable capital stock held by former members, and is a charge to Net income. Dividends on capital stock held by members are not accrued. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned, and is a direct charge to retained earnings.

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

(1)	Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2019, we had 9 housing associates as customers. Advances made to housing associates totaled $5.2 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.	Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Investments (a)	$56,892	$35,741	$33,069	$30,939	$26,167
Advances	100,695	105,179	122,448	109,257	93,874
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	3,173	2,927	2,897	2,747	2,524
Total assets	162,062	144,381	158,918	143,606	123,239
Deposits and borrowings	1,194	1,063	1,196	1,241	1,350
Consolidated obligations, net
Bonds	78,764	84,154	99,288	84,785	67,716
Discount notes	73,959	50,640	49,614	49,358	46,850
Total consolidated obligations	152,723	134,794	148,902	134,143	114,566
Mandatorily redeemable capital stock	5	6	20	31	19
AHP liability	154	162	132	125	113
Capital
Capital stock	5,779	6,066	6,750	6,308	5,585
Retained earnings
Unrestricted	1,116	1,103	1,067	1,029	967
Restricted	685	591	479	383	303
Total retained earnings	1,801	1,694	1,546	1,412	1,270
Accumulated other comprehensive income (loss)	(48)	(13)	(55)	(96)	(136)
Total capital	7,532	7,747	8,241	7,624	6,719
Equity to asset ratio (c)	4.65%	5.37%	5.19%	5.31%	5.45%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2019	2018	2017	2016	2015
Investments (a)	$45,725	$43,370	$36,835	$29,337	$26,944
Advances	95,838	107,971	109,188	96,201	91,401
Mortgage loans held-for-portfolio, net of allowance for credit losses	3,008	2,899	2,838	2,631	2,362
Total assets	145,506	154,795	149,581	129,260	122,155
Interest-bearing deposits and other borrowings	1,131	1,032	1,768	1,431	1,213
Consolidated obligations, net
Bonds	77,671	93,529	93,352	73,174	69,177
Discount notes	58,318	51,657	45,895	46,508	43,628
Total consolidated obligations	135,989	145,186	139,247	119,682	112,805
Mandatorily redeemable capital stock	6	14	22	24	19
AHP liability	159	147	123	114	107
Capital
Capital stock	5,545	6,166	6,259	5,712	5,299
Retained earnings
Unrestricted	1,091	1,076	1,019	977	875
Restricted	636	532	423	337	252
Total retained earnings	1,727	1,608	1,442	1,314	1,127
Accumulated other comprehensive income (loss)	(36)	16	(86)	(181)	(149)
Total capital	7,236	7,790	7,615	6,845	6,277

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	Years ended December 31,
share, and headcount)	2019	2018	2017		2016	2015
Net income	$473	$560	$479		$401	$415
Net interest income (d)	667	797	722		556	554
Dividends paid in cash (e)	366	417	345		259	228
AHP expense	52	62	53		45	46
Return on average equity (f)(i)	6.53%	7.20%	6.30%		5.86%	6.61%
Return on average assets (i)	0.32%	0.36%	0.32%		0.31%	0.34%
Net OTTI impairment losses	(1)	-	-		-	-
Other non-interest income (loss)	35	(24)	(58)		7	25
Total other income (loss)	34	(24)	(58)		7	25
Operating expenses (g)	151	127	112	(j)	99 (j)	103
Finance Agency and
Office of Finance expenses	17	16	15		13	14
Total other expenses (k)	176	151	131		115	117
Operating expenses ratio (h)(i)	0.10%	0.08%	0.07	%(j)	0.08%	0.08%
Earnings per share	$8.52	$9.09	$7.66		$7.02	$7.83
Dividends per share	$6.49	$6.66	$5.54		$4.73	$4.22
Headcount (Full/part time)	342	314	308		280	273

(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trust owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $0.7 million, $0.8 million, $1.0 million, $1.6 million and $0.3 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Operating expenses include Compensation and Benefits.
(h)	Operating expenses as a percentage of Total average assets.
(i)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(j)	Previously reported comparative numbers have been reclassified to conform to the retrospective adoption of ASU 2017-07 Compensation — Retirement Benefits (Topic 715). The ASU requires only the service cost component of Net periodic benefit cost of pension expenses to be included in compensation costs.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Supplementary financial data for each quarter for the years ended December 31, 2019 and 2018 are presented below (in thousands):

	2019
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$828,929	$931,927	$1,022,556	$997,534
Interest expense	(665,025)	(769,533)	(858,980)	(820,318)

Net interest income	163,904	162,394	163,576	177,216

Provision for credit losses on mortgage loans	(16)	(134)	275	17
Other income	26,186	(4,173)	(1,303)	13,178
Other expenses and assessments	(61,818)	(56,675)	(54,466)	(55,573)
Net other expenses	(35,648)	(60,982)	(55,494)	(42,378)
Net income	$128,256	$101,412	$108,082	$134,838

	2018
	4th Quarter (b)	3rd Quarter	2nd Quarter	1st Quarter (c)
Interest income	$962,673	$964,877	$888,289	$770,645
Interest expense	(777,089)	(754,160)	(680,584)	(577,626)

Net interest income	185,584	210,717	207,705	193,019

Provision for credit losses on mortgage loans	(32)	95	(72)	380
Other income	(5,108)	506	(676)	(18,593)
Other expenses and assessments	(57,777)	(54,906)	(51,783)	(48,581)
Net other expenses	(62,917)	(54,305)	(52,531)	(66,794)
Net income	$122,667	$156,412	$155,174	$126,225

Interim period — Infrequently occurring items recognized.

2019 Net income declined after the first quarter primarily due to lower net interest income, which was impacted by price reductions on advances effective January 1, 2019 and higher funding cost through most of 2019.

(a)	Fourth quarter 2019 — Net income benefited from valuation gains recorded in Other income (loss) on standalone derivatives and U.S. Treasury Securities. Operating expenses were higher primarily due to increase in head count and technology related expenses.

(b)	Fourth quarter 2018 — Net income declined due to lower Net interest income and fair value losses on standalone derivatives in economic hedges.

(c)	First quarter 2018 —Net income declined due to unrealized fair value losses on standalone derivatives in economic hedges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

•	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
•	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
•	the Bank’s expectations relating to future balance sheet growth;
•	the LIBOR interest rate transition to other alternatives;
•	the Bank’s targets under the Bank’s retained earnings plan; and
•	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and
•	the Bank’s statements related to reform legislation.

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Item 1A - Risk Factors and the risks set forth below:

•	changes in economic and market conditions;
•	changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;
•	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
•	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
•	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (“COs”) of the FHLBanks;
•	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
•	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
•	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
•	timing and volume of market activity;
•	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•	risk of loss arising from litigation filed against one or more of the FHLBanks;
•	realization of losses arising from the Bank’s joint and several liability on COs;
•	risk of loss due to fluctuations in the housing market;
•	inflation or deflation;

•	issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
•	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
•	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war or terrorism;
•	the effect of new accounting standards, including the development of supporting systems;
•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
•	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

MD&A TABLE REFERENCE
Table(s)	Description	Page(s)
	Selected Financial Data	25-26
	Replacement of London Interbank Offered Rates (LIBOR)	47-48
1.1	Market Interest Rates	34
2.1	Financial Condition	44
3.1 - 3.8	Advances	49-53
4.1 - 4.9	Investments	54-58
5.1 - 5.3	Mortgage Loans	59-60
6.1 - 6.9	Consolidated Obligations	62-66
6.10	FHLBNY Ratings	66
7.1 - 7.4	Capital	67-68
8.1 - 8.8	Derivatives	69-72
9.1 - 9.3	Liquidity	74-75
9.4	Short Term Debt	76
9.5 - 9.6	FHFA MBS Limits and Core Mission Achievement	77
10.1 - 10.13	Results of Operations	78-94
11.1	Assessments	95

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

2019 Highlights

Net income — Net income for 2019 was $472.6 million, a decrease of $87.9 million, or 15.7%, compared to 2018.

Summarized below are the primary components of our Net income:

Net interest income — 2019 Net interest income declined by $129.9 million, or 16.3% from the prior year. Our net interest income is impacted by the overall level of market interest rates and by the spread between costing yields on debt and the yields earned on advances, mortgage-backed securities, other investments, and other interest earning assets.

The decline in net interest income and margin was due to three primary factors. Lower advances balances negatively impacted net interest income. The funding environment was generally less favorable, resulting in a higher cost of funding on a spread basis. Finally, management’s decision to lower advances pricing spreads for 2019 reduced yields and revenues.

In 2019, we stopped acquiring LIBOR-indexed floating-rate MBS as a policy decision to restrain growth of LIBOR assets. Acquisition of fixed-rate MBS was constrained due to tight pricing and relatively lower yields. Typically, the revenue streams from MBS is a significant source of net income, second only to revenues from advances, and the constraints have also had a negative impact on margins, spreads and revenues.

Increased investments in U.S. Treasury securities for liquidity management purposes and overnight repurchase agreements made a positive contribution to net interest income, although margins were quite low.

In summary, volume-related declines in assets and funding mix made a negative impact of $32.4 million in 2019. Average interest-earning assets totaled $144.6 billion in 2019, compared to $154.1 billion last year. Yield related changes resulted in a decline of $97.5 million in 2019. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 35 basis points in 2019, compared to 42 basis points in 2018.

The impact of net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 have remained favorable to net interest income. Swap interest settlements made a favorable contribution of $162.8 million to interest accruals in the current year, compared to $144.4 million in the prior year.

Other income (loss) — In 2019, Other income (loss) reported a gain of $33.9 million, in contrast to a loss of $23.9 million last year. The more significant components are noted below.

Liquidity “trading” securities — Portfolio of U.S. Treasury securities held for liquidity reported net gains of $51.3 million and $3.2 million in 2019 and 2018. Gains were primarily valuation gains, fixed-rate securities benefiting from higher volume (balance increased by $10.0 billion) and a declining interest rate environment. As an offset, fair values of swaps in economic hedges of fixed-rate U.S. Treasury securities reported losses of $33.2 million and $1.7 million in 2019 and 2018.

Market value gains and losses on grantor trust — Equity and bond mutual funds held in grantor trust to fund certain payments to retirees participating in non-qualified retirement plans, reported net valuation gains of $9.8 million in 2019, compared to a net loss of $4.8 million in 2018.

Other expenses were $176.0 million in 2019, compared to $150.7 million in 2018, a year-over-year increase of $25.3 million, or 16.8%. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Operating expenses were $62.8 million in 2019, up from $47.9 million in 2018; the increase was primarily due to professional and consulting expenses incurred as part of several multi-year technology initiatives. Compensation and benefits expenses were $88.2 million in 2019, up from $79.0 million in 2018; the increase was primarily due to increased hiring of technology-related staff.

Affordable Housing Program Assessments (AHP) allocated from Net income were $52.6 million and $62.4 million in 2019 and 2018. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2019 for a total of $6.49 per share of capital, compared to $6.66 per share of capital paid in 2018.

Financial Condition — December 31, 2019 compared to December 31, 2018

Total assets increased to $162.1 billion at December 31, 2019 from $144.4 billion at December 31, 2018, an increase of $17.7 billion, or 12.3%.

Money market investments at December 31, 2019 were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. At December 31, 2018, money market investments were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.

Advances — Par balances decreased at December 31, 2019 to $100.4 billion, compared to $105.4 billion at December 31, 2018. Short-term fixed-rate advances increased by 62.7% to $24.4 billion at December 31, 2019, up from $15.0 billion at December 31, 2018. ARC advances, which are adjustable-rate borrowings, decreased by 29.9% to $16.4 billion at December 31, 2019, compared to $23.3 billion at December 31, 2018. Overnight advances decreased by 55.9% to $3.4 billion at December 31, 2019, compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments in floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $344.0 million at December 31, 2019 and $422.2 million at December 31, 2018. Long-term investments in fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.3 billion at December 31, 2019. There were no fixed-rate MBS at December 31, 2018 in the AFS portfolio.

In the HTM portfolio, long-term investments at December 31, 2019 were predominantly GSE-issued fixed- and floating-rate MBS and housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio totaled $14.1 billion and $16.3 billion at December 31, 2019 and 2018. Investments in housing finance agency bonds, primarily New York and New Jersey, were $1.1 billion and $1.2 billion at December 31, 2019 and 2018. Investments in private-label MBS were less than 1% of the HTM portfolio.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. In 2019, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes. At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury securities, $502.8 million in GSE securities and $3.3 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments to conform to the adoption of a new accounting standard. These investments were carried on the balance sheet at fair values of $60.0 million at December 31, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.1 billion at December 31, 2019, an increase of $244.3 million from the balance at December 31, 2018.

Capital ratios — Our capital position remains strong. At December 31, 2019, actual risk-based capital was $7.6 billion, compared to required risk-based capital of $1.1 billion. To support $162.1 billion of total assets at December 31, 2019, the minimum required total capital was $6.5 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.6 billion, exceeding required total capital by $1.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Liquidity — Our liquidity position remains strong and in compliance with all regulatory requirements. We do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2019 included $597.6 million as demand cash balances at the Federal Reserve Bank of New York, $23.6 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has communicated to the FHLBanks specific initial liquidity levels to be maintained within certain ranges in an accompanying supervisory letter. We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations. For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Short-Term Borrowings and Short-Term Debt, and Tables 9.1 through Table 9.3 in this MD&A.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) — On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directed the Federal Home Loan Banks to cease under certain time frames entering into new LIBOR referenced instruments with maturities beyond December 31, 2021. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. We have created a program that focuses on achieving an orderly transition from LIBOR to SOFR as the alternative risk-free reference rate for us and to enable us to offer SOFR-linked advances to our members. For more information, see discussions on Market and Economic Risks in Item 1A. Risk Factor in this MD&A.

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

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2019 and 2018 (rates in percent):

Table 1.1:        Market Interest Rates

	December 31,
	2019	2018	2019	2018
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	2.28%	1.91%	1.75%	2.50%
Federal Funds Effective Rate (a)	2.16	1.83	1.55	2.40
1-Month LIBOR	2.22	2.02	1.76	2.50
3-Month LIBOR	2.33	2.31	1.91	2.81
2-Year U.S.Treasury	1.97	2.52	1.57	2.49
5-Year U.S.Treasury	1.95	2.74	1.69	2.51
10-Year U.S.Treasury	2.14	2.91	1.92	2.68
15-Year Residential Mortgage Note Rate	3.35	3.82	3.41	3.76
30-Year Residential Mortgage Note Rate	3.98	4.44	3.86	4.51

(a)	Source: Board of Governors Federal Reserve System, all others sources are Bloomberg L.L.P.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  We invest in Federal funds sold and repurchase agreements that typically are overnight investments.  We also use derivatives to effectively change the repricing characteristics of a significant proportion of our advances and Consolidated obligation debt to match shorter-term LIBOR rates or overnight indices (Federal funds effective rate and SOFR) that reprice at intervals of three month or as frequently as daily. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate, the overnight SOFR, and the 3-month LIBOR rate, has an impact on profitability.

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

In summary, our average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of our assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term or overnight rate is received.  Changes in rates paid on Consolidated obligations and the spread of these rates relative to LIBOR, SOFR, and the Federal funds rate or to U.S. Treasury securities may also impact profitability.  The rates and prices at which we are able to issue Consolidated obligations, and their relationship to other products such as Treasury securities, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including GSEs such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from our members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; and actions by the Federal Reserve.

Recently Issued Accounting Standards and Interpretations and Significant Accounting Policies and Estimates.

Recently issued Accounting Standards and Interpretations

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2. FASB Standards Issued But Not Yet Adopted.

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

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statement of Condition as of December 31, 2019:

•	Fair values of derivative instruments — Derivatives are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives. We have classified derivatives as Level 2.
•	Fair values of instruments elected under the Fair Value Option — When the FHLBNY elects the FVO, the election is made on an instrument-by-instrument basis on Consolidated obligation debt and advances, which are fair valued using the Bank’s industry standard option adjusted models. We have classified instruments elected under the FVO as Level 2.
•	Fair values of available-for-sale mortgage-backed securities — We request prices for all mortgage-backed securities from third-party vendors. Typically, fair values are classified as Level 2.
•	Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S.

government securities. We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.
•	Equity Investments — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

Provision for Credit Losses

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, loans, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions. At January 1, 2020, we have concluded our assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets. Adoption of the guidance will increase our allowances for credit losses by $3.8 million, which we consider to be an immaterial impact on our regulatory capital, financial condition, results of operations, and cash flows. The credit loss allowances were recorded directly to beginning retained earnings at January 1, 2020, conforming with the adoption rules of a new methodology, and did not impact 2019 earnings.

We have established controls and validation processes over models pertaining to expected losses and have designed and implemented policies and control procedures.

The discussion below references pre-CECL methodology.

No provisions for credit losses on advances were necessary, and no provision has been necessary in the history of the program. On mortgage loans acquired under the Mortgage Partnership Finance Program (MPF), we have an established allowance for credit losses, and based on the prevailing methodologies, credit loss allowances on mortgage loans have been immaterial. Our assessments represents management’s estimate of the probable credit losses inherent in these two portfolios.

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

Advances — No provisions for credit losses were necessary at December 31, 2019 and 2018. We have policies and procedures in place to manage our credit risk effectively. Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets. We have never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2019, 2018 and 2017. During the periods in this report, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

Mortgage Loans — MPF Program. We have policies and procedures in place (pre-existing to CECL at December 31, 2019 and 2018, including policies and procedures that comply with the new CECL standards effective January 1, 2020) to manage our credit risk effectively. The pre-existing, pre-CECL standards included:

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

Derivatives and Hedging Activities

We enter into derivatives primarily to manage our exposure to changes in interest rates. Through the use of derivatives, we may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve our risk management objectives. The accounting guidance related to derivatives and hedging activities is complex and contains prescriptive documentation requirements. At the inception of each hedge transaction, we formally document the hedge relationship, its risk management objective, and strategy for undertaking the hedge.

In compliance with accounting standards, primarily ASC 815, the accounting for derivatives requires us to make the following assumptions and estimates:  (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives.  Our assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

We record and report our hedging activities in accordance with ASC 815. All derivatives are recorded on the statements of condition at their fair values. Changes in the fair value of all derivatives, excluding those designated as cash flow hedges, are recorded in current period earnings, while changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income (OCI) until earnings are affected by the variability of the cash flows of the hedged transaction. If our hedges do not qualify for hedge accounting, also known as economic hedges, then the changes in the fair value of the derivatives in the economic hedge would be recorded in earnings, without an offsetting change in the fair value of the hedged item. As a result, economic hedges has the potential to cause significant volatility on our results of operations. If hedges qualify under a qualifying ASC 815 hedge, we may use two approaches to hedge accounting: short-cut hedge accounting and long-haul hedge accounting.

A short-cut hedging relationship assumes no ineffectiveness and implies that the hedge between an interest-rate swap and an interest-bearing financial instrument is perfectly correlated. Therefore, it is assumed that changes in the fair value of the interest-rate swap and the interest-bearing financial instrument will perfectly offset one another; therefore, no ineffectiveness is recorded in earnings or OCI. To qualify for short-cut accounting treatment, a number of restrictive conditions must be met.

A long-haul hedging relationship requires us to assess, retrospectively and prospectively, on at least a quarterly basis, whether the derivative and hedged item have been and are expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk. We perform a prospective analysis based on a quantitative method at the inception of the hedge, and subsequently each quarter, we also perform retrospective hedge effectiveness analysis using regression to support our assertion that a hedge was and will remain effective. If the hedge fails the effectiveness test any time during its life, the hedge relationship no longer qualifies for hedge accounting and the derivative is marked to fair value through current period earnings without any offsetting changes in fair value related to the hedged item.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). On October 25, 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815). ASU 2018-16 added the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition, and the amendments became effective concurrently with the FHLBNY’s adoption of ASU 2017-12 effective January 1, 2019. In addition, the amendments in this ASU also made certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.

For more information about policies for our derivatives and hedging activities, see financial statements, Note 1. Significant Accounting Policies and Estimates, and Note 17. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

Federal Home Loan Bank Membership Request for Input. As part of a holistic review of FHLBank membership, the Federal Housing Finance Agency (FHFA) indicated on January 24, 2020 that they are seeking public input on whether, in light of recent developments within the Federal Home Loan Bank System and changes in the nation’s housing finance markets, the FHFA’s existing regulation on FHLBank membership, located at 12 CFR Part 1263, remains adequate to ensure (i) the FHLBank System remains safe and sound and able to provide liquidity to members in a variety of conditions and (ii) the advancement of the FHLBanks’ housing finance and community development mission. FHFA is seeking input on several broad questions relating to FHLBank membership requirements, as well as on certain more specific questions related to the implementation of the current member regulation.  Responses are due by no later than June 23, 2020.

Any rulemaking actions taken by the FHFA to update the current membership regulation as a result of the foregoing could potentially impact FHLBank membership eligibility or requirements, and ultimately our business, business opportunities, and results of operation.

Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of Acquired Member Assets (AMA). On January 31, 2020, the FHFA released guidance on risk management of acquired member assets. The guidance communicates the FHFA’s expectations with respect to the FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that the FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of a FHLBank should ensure that the Bank serves as a liquidity source for members, and the FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of a FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of a FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

The Bank continues to evaluate the potential impact of this advisory bulletin but currently do not expect it to materially affect our financial condition or results of operations.

FHFA Proposed Amendments to Stress Test Rule. On December 16, 2019, the FHFA published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA), to (i) raise the minimum threshold to conduct periodic stress tests for entities regulated by the FHFA from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion; (ii) remove the requirements for FHLBanks to conduct stress tests; and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the FHFA’s discretion to require that a FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the FHFA’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbny.com, on November 15, 2019. If the rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBanks, unless the FHFA exercises its discretion to require stress testing in the future. The Bank does not expect this rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On December 12, 2019, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, the Bank does not expect it to materially affect our financial condition or results of operations. However, if adopted as proposed, the rule could affect the demand for certain of our advance products, but the extent of the impact is uncertain.

FHFA Supervisory Letter About LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter (the Supervisory Letter) to the FHLBs that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments.

With respect to investments, the Supervisory Letter required the FHLBs, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021.

These phase-out dates do not apply to collateral accepted by the FHLBs. The Supervisory Letter also directs the FHLBs to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

The FHLBanks are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the recent market volatility triggered in part by the COVID-19 coronavirus, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products.

In addition, effective April 1, 2020, the Bank will only enter into interest rate derivatives indexed to LIBOR that terminate after December 31, 2021 for purposes of reducing existing LIBOR index exposure. The Bank may continue to enter into LIBOR-indexed derivatives on a pass-through basis for the benefit of its members. The Bank has already ceased purchasing investments that reference LIBOR and mature after December 31, 2021. (For more information, see Balance Sheet overview December 31, 2019 and December 31, 2018 in this MD&A — Replacement of London Interbank Offered Rates (LIBOR) and discussions thereto).

The Bank continues to evaluate the impact of the Supervisory Letter and other LIBOR transition factors (including federal and international regulatory guidance, as well as financial market conditions) on its financial condition and results of operations. The Bank may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, primary mission assets ratio, and net income.

FHFA Advisory Bulletin 2019-03 — Capital Stock Management. On August 14, 2019, the FHFA issued an advisory bulletin (the AB) providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. The guidance also indicated that, beginning six months after the issuance of the AB, the FHFA would begin to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

The Bank does not expect the guidance to have a material impact on the Bank’s capital management practices, financial condition, and/or results of operations.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the United States Securities and Exchange Commission published a final rule, which became effective on October 3, 2019 (the SEC Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The SEC Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a

“significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.

Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The SEC Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323.

Under the SEC Final Rule, which is now in effect, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the SEC Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.

The Bank believes that the SEC Final Rule has resolved the matters previously discussed in Item 9B — Other Information in the 2018 Annual Report on Form 10-K.

FHFA Advisory Bulletin 2019-01 Business Resiliency Management. On May 7, 2019, the FHFA issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the FHFA (the Business Resiliency AB) that communicates the FHFA’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. This guidance rescinds the FHFA’s 2002 disaster recovery guidance. The new guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, IT systems, and information assets. The Bank does not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopted, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the Bank establish and use its own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLB Liquidity Guidance issued by the FHFA in 2018. The Bank does not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the EGRRCPA. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

The Bank does not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Swap-Related Developments. In 2019 and 2020, certain developments applicable to swaps occurred:

Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union Withdrawal Agreement Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.

From time to time the Bank may have exposure to UK-based and EU-based counterparties, and has exposure to UK-based derivatives clearing organization for our cleared derivatives. At this time it is not possible to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on the financial instruments the Bank has with these counterparties or on our derivatives cleared in the UK.

CFTC No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:

(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and

(ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

The Bank believes this relief may assist in the transition away from LIBOR.

Margin and Capital Requirements for Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy swaps are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps from $8 billion to $50 billion, (ii) clarify that a covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises. The Bank does not expect the proposed amendments, if adopted as proposed, to materially affect our financial condition or results of operations.

On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an AANA of non-cleared swaps from $8 billion to $50 billion. On March 18, 2020, the CFTC announced that it had finalized a one-year extension of the initial margin compliance deadline for market participants with the smallest uncleared swaps portfolios, with a new compliance date in September 2021. We do not expect this change to materially affect our financial condition or results of operations.

CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the CFTC Advisory) on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds an initial margin threshold of $50 million imposed by the regulation. The CFTC Advisory instructs CFTC covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. The Bank is closely monitoring its initial margin thresholds on a counterparty-by-counterparty basis and is evaluating the impact of the CFTC Advisory on its documentation requirements.

Financial Condition

Table 2.1:        Statements of Condition — Period-Over-Period Comparison

				Net change in	Net change in
(Dollars in thousands)	December 31, 2019	December 31, 2018		dollar amount	percentage
Assets
Cash and due from banks	$603,241	$85,406		$517,835	606.32%
Securities purchased under agreements to resell	14,985,000	4,095,000		10,890,000	265.93
Federal funds sold	8,640,000	7,640,000		1,000,000	13.09
Trading securities	15,318,809	5,810,512		9,508,297	163.64
Equity Investments	60,047	48,179		11,868	24.63
Available-for-sale securities	2,653,418	422,216		2,231,202	528.45
Held-to-maturity securities	15,234,482	17,474,826		(2,240,344)	(12.82)
Advances	100,695,241	105,178,833		(4,483,592)	(4.26)
Mortgage loans held-for-portfolio	3,173,352	2,927,230		246,122	8.41
Loans to other FHLBanks	-	250,000	(a)	(250,000)	(100.00)
Accrued interest receivable	312,559	275,256		37,303	13.55
Premises, software, and equipment	63,426	51,572		11,854	22.99
Operating lease right-of-use assets	75,464	-		75,464	NM
Derivative assets	237,947	113,762		124,185	109.16
Other assets	9,036	8,602		434	5.05

Total assets	$162,062,022	$144,381,394		$17,680,628	12.25%

Liabilities
Deposits
Interest-bearing demand	$1,144,519	$1,002,587		$141,932	14.16%
Non-interest-bearing demand	34,890	20,050		14,840	74.01
Term	15,000	40,000		(25,000)	(62.50)

Total deposits	1,194,409	1,062,637		131,772	12.40

Consolidated obligations
Bonds	78,763,309	84,153,776		(5,390,467)	(6.41)
Discount notes	73,959,205	50,640,238		23,318,967	46.05
Total consolidated obligations	152,722,514	134,794,014		17,928,500	13.30

Mandatorily redeemable capital stock	5,129	5,845		(716)	(12.25)

Accrued interest payable	156,889	223,570		(66,681)	(29.83)
Affordable Housing Program	153,894	161,718		(7,824)	(4.84)
Derivative liabilities	32,411	31,147		1,264	4.06
Other liabilities	175,516	355,841		(180,325)	(50.68)
Operating lease liabilities	89,365	-		89,365	NM

Total liabilities	154,530,127	136,634,772		17,895,355	13.10

Capital	7,531,895	7,746,622		(214,727)	(2.77)

Total liabilities and capital	$162,062,022	$144,381,394		$17,680,628	12.25%

(a)	The category Loans to other FHLBanks was inadvertently omitted in the same table presented in the MD&A in the 2018 Form 10-K filed on March 21, 2019.

NM — Not meaningful.

Balance Sheet overview December 31, 2019 and December 31, 2018

Total assets increased to $162.1 billion at December 31, 2019 from $144.4 billion at December 31, 2018, an increase of $17.7 billion, or 12.3%.

Cash at banks was $603.2 million at December 31, 2019, compared to $85.4 million at December 31, 2018.

Money market investments at December 31, 2019 were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. At December 31, 2018, money market investments were $7.6 billion in federal funds sold and $4.1 billion in overnight resale agreements.

Advances — Par balances decreased at December 31, 2019 to $100.4 billion, compared to $105.4 billion at December 31, 2018. Short-term fixed-rate advances increased by 62.7% to $24.4 billion at December 31, 2019, up from $15.0 billion at December 31, 2018. ARC advances, which are adjustable-rate borrowings, decreased by 29.9% to $16.4 billion at December 31, 2019, compared to $23.3 billion at December 31, 2018. Overnight advances decreased by 55.9% to $3.4 billion at December 31, 2019 compared to $7.7 billion at December 31, 2018.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $344.0 million and $422.2 million at December 31, 2019 and 2018. Long-term investments of fixed-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $2.3 billion at December 31, 2019. There were no fixed-rate MBS at December 31, 2018 in the AFS portfolio. As permitted under the new hedging guidance, effective January 1, 2019 we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS. The transfer enhanced balance sheet management.

In the HTM portfolio, long-term investments at December 31, 2019 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for any OTTI.

Fixed- and floating-rate mortgage-backed securities (MBS), including private-label mortgage-backed securities (PLMBS), in the HTM portfolio were $14.1 billion at December 31, 2019 and $16.3 billion at December 31, 2018. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $2.3 billion of fixed-rate GSE-issued MBS in 2019.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2019 compared to $1.2 billion at December 31, 2018. There were no new acquisitions in 2019 and paydowns were $46.0 million. In 2018, there was one acquisition for $100.0 million and paydowns were $79.2 million.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes. We acquired $13.3 billion of U.S. Treasury securities in 2019. At December 31, 2018, trading investments were $5.3 billion in U.S. Treasury securities, $502.8 million in GSE securities and $3.3 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds, which were reclassified as of January 1, 2018 from AFS to Equity Investments. These investments were carried on the balance sheet at fair values of $60.0 million at December 31, 2019 and $48.2 million at December 31, 2018.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.1 billion at December 31, 2019, an increase of $244.3 million from the balance at December 31, 2018. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the twelve months of 2019 were $313.8 million, compared to $264.6 million in the prior year same period. Acquisitions in the twelve months of 2019 were $566.4 million, compared to $301.7 million in the prior year same period. Credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong. At December 31, 2019, actual risk-based capital was $7.6 billion, compared to required risk-based capital of $1.1 billion. To support $162.1 billion of total assets at December 31, 2019, the minimum required total capital was $6.5 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.6 billion, exceeding required total capital by $1.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2019, balance sheet leverage (based on U.S. GAAP) was 21.5 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2019 included $597.6 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $23.6 billion in short-term and overnight loans in the federal funds and the repo markets, and $2.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Short-Term Borrowings and Short-Term Debt, and Tables 9.1 through Table 9.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to find, and implement the transition to suitable replacements for LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. More information is provided under Market and Economic Risks in Item 1A. Risk Factor in this Form 10-K.

On March 12, 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

The ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting in light of the expected market transition from LIBOR and other reference interest rates to alternatives, such as SOFR.

•	Under the proposal, an entity could choose not to apply certain modification accounting requirements in U.S. GAAP to contracts affected by what the proposal calls reference rate reform, if certain criteria are met. An entity that made this election would present and account for a modified contract as a continuation of the existing contract.

•	The proposal would also provide optional expedients that would enable entities to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain criteria are met.

The relief in the amendments are effective as of March 12, 2020 through December 31, 2022.

On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directed the Federal Home Loan Banks to cease, by March 31, 2020 entering into new LIBOR – referenced instruments with maturities beyond December 31, 2021 (other than for investments and option embedded products, the date has now been extended to June 30, 2020). Legislative and Regulatory Developments in this MD&A includes more information.

The following data provides an overview of LIBOR-indexed assets, liabilities and derivatives with remaining maturities beyond the expected LIBOR transition date:

December 31, 2019
In thousands	Variable-rate LIBOR-indexed Advances
Total Par	$15,918,467
Maturing in 2022 and thereafter	$1,286,500

December 31, 2019
Variable-rate LIBOR-indexed Debt
In thousands	CO Bonds
Total Par	$32,493,000
Maturing in 2022 and thereafter	$-

December 31, 2019
Interest rate swaps
In thousands	LIBOR-indexed
Total Par	$73,861,968
Maturing in 2022 and thereafter	$18,121,530

	December 31, 2019
	Variable-rate LIBOR-indexed Securities
	Liquidity trading portfolio
In thousands	Corporate bonds and HFA	MBS/AFS	MBS/HTM
Total UPB	$923,262	$343,189	$5,089,626
Maturing in 2022 and thereafter	$923,262	$340,650	$4,943,252

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

Carrying value of advances outstanding at December 31, 2019 was $100.7 billion, compared to $105.2 billion at December 31, 2018. Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815. The cumulative hedging basis adjustment were gains of $299.2 million at December 31, 2019, compared to losses of $255.0 million at December 31, 2018. For more information about basis adjustments, see Table 3.6 Advances by Maturity and Yield Type in this MD&A.

Table	3.1: Advance Trends

Member demand for advance products

Par amount of advances outstanding was $100.4 billion at December 31, 2019, compared to $105.4 billion at December 31, 2018. The decrease in amounts outstanding at December 31, 2019, relative to December 31, 2018 has been largely due to run-offs of borrowed amounts that were not renewed.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table	3.2: Advances by Product Type

	December 31, 2019		December 31, 2018
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$16,364,967	16.30%	$23,346,467	22.14%
Fixed Rate Advances	49,548,877	49.35	51,612,602	48.96
Short-Term Advances	24,401,935	24.31	14,995,172	14.22
Mortgage Matched Advances	240,182	0.24	320,027	0.30
Overnight & Line of Credit (OLOC) Advances	3,407,551	3.39	7,723,492	7.33
All other categories	6,432,566	6.41	7,436,097	7.05

Total par value	100,396,078	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	299,163		(255,024)

Total	$100,695,241		$105,178,833

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

The following table summarizes pledged collateral at December 31, 2019 and 2018 (in thousands):

Table 3.3:	Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2019	$100,396,078	$22,108,414	$122,504,492	$308,663,555	$45,016,365	$353,679,920
December 31, 2018	$105,433,857	$20,046,053	$125,479,910	$291,826,715	$43,582,710	$335,409,425

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4:	Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
December 31, 2019	$45,876,619	$307,803,301	$353,679,920
December 31, 2018	$44,906,685	$290,502,740	$335,409,425

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5:	Advances by Interest-Rate Payment Terms

	December 31, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$84,027,611	83.70%	$82,034,884	77.81%
Variable-rate (b)	16,368,467	16.30	23,391,691	22.19
Variable-rate capped or floored (c)	-	-	3,000	-
Overdrawn demand deposit accounts	-	-	4,282	-

Total par value	100,396,078	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments	299,163		(255,024)

Total	$100,695,241		$105,178,833

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2019, with only 10.5% of advances in the remaining maturity bucket of greater than 5 years (6.7% at December 31, 2018). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.6:	Advances by Maturity and Yield Type

	December 31, 2019		December 31, 2018
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$54,411,782	54.20%	$52,416,990	49.72%
Due after one year	29,615,829	29.50	29,617,894	28.09
Total Fixed-rate	84,027,611	83.70	82,034,884	77.81

Variable-rate
Due in one year or less	14,794,500	14.74	15,892,506	15.07
Due after one year	1,573,967	1.56	7,506,467	7.12
Total Variable-rate	16,368,467	16.30	23,398,973	22.19
Total par value	100,396,078	100.00%	105,433,857	100.00%

Hedge valuation basis adjustments (a)	299,163		(255,024)
Total	$100,695,241		$105,178,833

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. In 2019, we adopted OIS-Fedfunds and OIS-SOFR as additional benchmarks. When an advance is hedged under ASC 815, the chosen benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 3.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $299.2 million at December 31, 2019 and valuation basis losses of $255.0 million at December 31, 2018. The forward benchmark yield curves, primarily LIBOR, declined at December 31, 2019. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, the decline of the swap curve reversed previously reported cumulative basis losses and valuation gains were recorded at December 31, 2019. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 3.7:	Hedged Advances by Type

Par Amount	December 31, 2019	December 31, 2018
Qualifying hedges
Fixed-rate bullets (a)	$32,335,675	$41,122,372
Fixed-rate putable (b)	8,365,750	4,734,750
Fixed-rate callable	-	16,575
Fixed-rate with embedded cap	20,000	30,000
Total qualifying hedges	$40,721,425	$45,903,697
Aggregate par amount of advances hedged (c)	$40,721,425	$45,919,697
Fair value basis (hedging adjustments)	$299,163	$(255,024)

(a)	Generally, fixed-rate medium- and longer term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable and callable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the put/call option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate. In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par. Members may borrow new advances at the then prevailing rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Typically, the longer term fixed-rate advances and advances with optionality are hedged.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8:	Putable and Callable Advances

	Advances
Par Amount	December 31, 2019	December 31, 2018
Putable/callable (a)	$8,365,750	$4,751,325
No-longer putable/callable	$5,000	$640,000

(a)	Except for a few callable advances, balances represented putable advances. Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Callable advances are typically long-term advances with one or more call options exercisable by the borrower. Putable and callable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put and call option terms.

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

The following table summarizes changes in investments by categories: Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1:	Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2019	2018	Variance	Variance
State and local housing finance agency obligations (a)	$1,122,315	$1,168,350	$(46,035)	(3.94)%
Trading securities (b)	15,318,809	5,810,512	9,508,297	163.64
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,653,418	422,216	2,231,202	528.45
Held-to-maturity securities, at carrying value (c)	14,112,167	16,306,476	(2,194,309)	(13.46)
Total securities	33,206,709	23,707,554	9,499,155	40.07

Equity investments in Grantor trusts (d)	60,047	48,179	11,868	24.63
Securities purchased under agreements to resell	14,985,000	4,095,000	10,890,000	265.93
Federal funds sold	8,640,000	7,640,000	1,000,000	13.09

Total Investments	$56,891,756	$35,490,733	$21,401,023	60.30%

(a)	State and local housing finance agency bonds were designated as HTM and were carried at amortized cost. There were no acquisitions during 2019 and paydowns were $46.0 million.
(b)	Trading securities comprised of U.S. Treasury securities and corporate notes at December 31, 2019. Trading portfolio is for liquidity and not for speculative purposes. We acquired $13.3 billion of U.S. Treasury notes in 2019.
(c)	Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category. AFS securities outstanding are all GSE and U.S. Agency issued MBS and carried at fair value. MBS in the HTM portfolio are predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
(d)	Funds in the grantor trust were designated as equity investments at January 1, 2018. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2:	Investment Debt Securities Issuer Concentration

	December 31, 2019			December 31, 2018
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$4,008,977	$4,031,807	53.23%	$4,692,639	$4,658,771	60.58%
Freddie Mac	12,628,143	12,826,958	167.66	11,870,521	11,867,028	153.23
Ginnie Mae	18,459	18,572	0.25	22,898	23,079	0.30
All Others - PLMBS	110,006	133,182	1.46	142,634	174,749	1.84
Non-MBS (b)	1,122,315	1,099,505	14.90	1,168,350	1,144,345	15.08
Total Investment Debt Securities	$17,887,900	$18,110,024	237.50%	$17,897,042	$17,867,972	231.03%

Categorized as:

Available-for-Sale Securities	$2,653,418	$2,653,418		$422,216	$422,216

Held-to-Maturity Securities	$15,234,482	$15,456,606		$17,474,826	$17,445,756

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3:	External Rating of the Held-to-Maturity Portfolio

	December 31, 2019
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$520	$14,003,384	$69,701	$9,049	$29,513	$14,112,167
State and local housing finance agency obligations	25,000	1,085,875	5,055	6,385	-	1,122,315

Total Long-term securities	$25,520	$15,089,259	$74,756	$15,434	$29,513	$15,234,482

	December 31, 2018
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$2,543	$16,165,160	$95,760	$9,117	$33,896	$16,306,476
State and local housing finance agency obligations	25,000	1,122,060	5,575	15,715	-	1,168,350

Total Long-term securities	$27,543	$17,287,220	$101,335	$24,832	$33,896	$17,474,826

See footnotes (a) and (b) under Table 4.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:	External Rating of the Available-for-Sale Portfolio

	December 31, 2019			December 31, 2018
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$2,653,418	$-	$2,653,418	$422,216	$-	$422,216

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Fair Value Levels of Investment Debt Securities

To compute fair values, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds. The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values. GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy. For a comparison of carrying values and fair values of investment debt securities, see financial statements, Note 5. Trading securities, Note 7. Available-for-Sale Securities and Note 8. Held-to-Maturity Securities. For more information about the corroboration and other analytical procedures performed, see Note 18. Fair Values of Financial Instruments. Also see Note 7. Available-for-sale securities for an explanation of amortized cost for securities hedged under ASC 815 fair value hedge.

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5:    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2019		December 31, 2018
	Amortized Cost	Weighted Average Rate	Amortized Cost	Weighted Average Rate
Mortgage-backed securities
Due in one year or less	$616,402	3.93%	$369,989	2.03%
Due after one year through five years	4,102,650	2.79	4,602,651	3.16
Due after five years through ten years	8,838,096	2.97	8,201,200	3.07
Due after ten years	3,129,733	2.59	3,561,879	3.11
Total mortgage-backed securities	$16,686,881	2.89%	$16,735,719	3.08%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

Fair Value Hedges of Fixed-rate Available-for-sale Mortgage-backed Securities

The adoption of ASU 2017-12 provided an alternative guidance in the application of partial-term hedging. The ASU also provided a new approach that allows entities to hedge only the benchmark rate instead of the entire coupon of a fixed-rate instrument in a fair value hedge. We have adopted the guidance in the ASU to hedge designated available-for-sale CMBS. The following table summarizes key data (in thousands):

Table 4.6:    Fair Value Hedges of Fixed-Rate Prepayable CMBS

Fair Value Hedges of Fixed-Rate Prepayable CMBS
December 31, 2019
Current face value of hedged CMBS	$602,000
Partial-term hedge face value of hedged CMBS	$532,000
Cumulative basis adjustment Gains (losses)	$11,593
Interest rate swap contracts (par)	$532,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements was $15.0 billion at December 31, 2019 and $4.1 billion at December 31, 2018. For more information, see financial statements, Note 4. Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $8.6 billion at December 31, 2019 and $7.6 billion at December 31, 2018, representing unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7:    Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2019		December 31, 2018		Year ended December 31, 2019		Year ended December 31, 2018
Foreign Counterparties	S&P Rating	Moody's Rating	S&P Rating	Moody's Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end
Australia	AA-	AA3	AA-	AA3	$1,648,123	$1,870,000	$2,561,822	$1,635,000
Austria	A	A2	A	A2	563,630	-	828,929	-
Canada	A to AA-	A3 to AA2	A to AA-	A3 to AA2	2,910,110	2,755,000	2,891,912	2,660,000
Finland	AA-	AA3	N/A	N/A	225,959	1,000,000	-	-
France	A to A+	A1 to AA3	A to A+	A1 to AA3	894,466	-	744,753	500,000
Netherlands	A+	AA3	A+	AA3	798,608	500,000	840,542	810,000
Norway	AA-	AA2	A+	AA2	430,562	100,000	742,452	-
Sweden	A+ to AA-	AA2	A+ to AA-	AA3 to AA2	664,068	-	4,497,885	-
Switzerland	A+	A1	A	A1	292,521	880,000	591,260	-
UK	A	A2	A	A2	15,644	-	285,611	-

Subtotal					8,443,691	7,105,000	13,985,166	5,605,000

USA	A- to AA-	A3 to AA2	A- to AA-	BAA1 to AA2	1,847,268	1,535,000	3,022,181	2,035,000
Total					$10,290,959	$8,640,000	$17,007,347	$7,640,000

(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties appear to have less demand at quarter-end than during the quarter.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8:    Trading Securities

	Trading Securities
	December 31, 2019	December 31, 2018
Par value	$15,232,900	$5,692,263
Amortized cost	$15,265,745	$5,807,889
Carrying/Fair value	$15,318,809	$5,810,512

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9:    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2019	December 31, 2018
Par amount of Trading securities hedged	$15,230,000	$5,839,130
Par amount of interest rate swaps	$15,230,000	$5,839,130

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $3.1 billion at December 31, 2019, an increase of $244.3 million (net of acquisitions and paydowns) from the balance at December 31, 2018. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

Mortgage Partnership Finance Program — We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (PFI). We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs. MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans. The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

We provide this product to members as another alternative for them to sell their mortgage production. Loan origination by members and acceptable pricing are key factors that drive growth.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1:    MPF by Conventional and Insured Loans

	December 31, 2019	December 31, 2018
Federal Housing Administration and Veteran Administration insured loans	$217,000	$227,268
Conventional loans	2,910,744	2,656,149

Total par MPF loans	$3,127,744	$2,883,417

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 5.2:    Geographic Concentration of MPF Loans

	December 31, 2019		December 31, 2018
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	68.6%	61.1%	68.8%	60.4%

Table 5.3:    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$331,970	10.61%
Investors Bank	296,289	9.47
Teachers Federal Credit Union	240,850	7.70
Sterling National Bank	219,814	7.03
New York Community Bank	219,729	7.03
All Others	1,819,092	58.16

Total	$3,127,744	100.00%

	December 31, 2018
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$260,593	9.04%
New York Community Bank	256,992	8.91
Investors Bank	242,164	8.40
Sterling National Bank	238,840	8.28
Teachers Federal Credit Union	183,052	6.35
All Others	1,701,776	59.02

Total	$2,883,417	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $312.6 million at December 31, 2019 and $275.3 million at December 31, 2018, and represented interest receivable primarily from advances and investments. Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, included prepaid assets and miscellaneous receivables, were $9.0 million and $8.6 million at December 31, 2019 and December 31, 2018.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $78.8 billion (par, $78.1 billion) at December 31, 2019, compared to $84.2 billion (par, $83.8 billion) at December 31, 2018. The carrying value of Consolidated obligation discount notes outstanding was $74.0 billion at December 31, 2019 and $50.6 billion at December 31, 2018.

Interest rate hedging — Significant amounts of CO bonds have been designated under an ASC 815 fair value accounting hedge. Also, certain CO bonds were hedged by interest rate swaps in economic hedges. From time to time, we have also hedged the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815. Certain CO bonds were elected under the FVO. As a result of hedging elections under ASC 815 and the elections under the FVO, carrying values of CO bonds included valuation basis adjustments. For more information about valuation basis adjustments on CO bonds, see Table 6.1.

From time to time, we hedge discount notes under an ASC 815 fair value accounting; additionally, certain discount notes are also hedged under an ASC 815 cash flow accounting hedge. For more information, see financial statements, Note 17. Derivatives and Hedging Activities. Certain discount notes were elected under the FVO. As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 6.7 Discount Notes Outstanding.

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

SOFR CO Bonds — Total outstanding FHLBank System SOFR-linked bonds was $121.5 billion at December 31, 2019, compared to $124.3 billion at September 30, 2019, $61.5 billion at June 30, 2019 and $11.6 billion at December 31, 2018. The SOFR market has developed rapidly during 2019, and successful issuances of FHLBank System SOFR-linked floaters (Floating-rate notes or FRNs) have been an important development for the FHLBank debt and its support for SOFR.

The FHLBNY’s share of SOFR-linked CO bonds has increased; outstanding balances were $8.2 billion at December 31, 2019, $11.3 billion at September 30, 2019, $6.0 billion at June 30, 2019 and $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1:	CO Bonds by Type

	December 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$32,588,805	41.72%	$22,745,980	27.16%
Fixed-rate, callable	4,803,000	6.15	4,966,000	5.93
Step Up, callable	15,000	0.02	880,000	1.05
Single-index floating rate	40,702,000	52.11	55,166,000	65.86

Total par value	78,108,805	100.00%	83,757,980	100.00%

Bond premiums	95,560		42,647
Bond discounts	(24,704)		(36,290)
Hedge valuation basis adjustments (a)	377,000		238,150
Hedge basis adjustments on de-designated hedges (b)	139,605		131,497
FVO (c) - valuation adjustments and accrued interest	67,043		19,792

Total Consolidated obligation-bonds	$78,763,309		$84,153,776

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. In 2019 we adopted OIS/FF and OIS/SOFR as two other benchmarks. In the hedging relationships, the benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis losses of $377.0 million and $238.2 million at December 31, 2019 and December 31, 2018. The benchmark curves, specifically the forward LIBOR yield curve, declined at December 31, 2019. As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward benchmark curves, the decline forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis are being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at December 31, 2019 and 2018 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative unpaid interest has increased in line with the increase in the volume of CO bonds elected under FVO.

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

Hedge volume — Tables 6.2 - 6.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 6.2:	CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	December 31, 2019	December 31, 2018
Qualifying hedges
Fixed-rate bullet bonds	$11,802,950	$8,300,080
Fixed-rate callable bonds	70,000	3,373,000
	$11,872,950	$11,673,080

Table 6.3:	CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2019	December 31, 2018
Bonds designated under FVO	$12,067,000	$5,140,000

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

Economic hedges of CO bonds — We issue floating-rate debt indexed to a benchmark rate (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate swaps that would synthetically convert the cash flows to the desired floating-rate funding indexed to another benchmark to meet our asset/liability funding strategies. The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings. The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	December 31, 2019	December 31, 2018
Bonds designated as economically hedged
Floating-rate bonds (a)	$17,875,000	$29,735,000
Fixed-rate bonds (b)	50,000	15,000
	$17,925,000	$29,750,000

(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to 3-month LIBOR, mitigating the basis risk between the 1-month LIBOR and the 3-month LIBOR, which is our primary benchmark rate.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:	CO Bonds — Maturity or Next Call Date

	December 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$63,261,595	80.99%	$69,699,475	83.22%
Due or callable after one year through two years	4,266,125	5.46	5,700,545	6.81
Due or callable after two years through three years	2,970,715	3.80	1,661,325	1.98
Due or callable after three years through four years	1,388,835	1.78	1,383,750	1.65
Due or callable after four years through five years	1,001,735	1.28	955,235	1.14
Thereafter	5,219,800	6.69	4,357,650	5.20
Total par value	$78,108,805	100.00%	$83,757,980	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6:	Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2019	December 31, 2018
Callable	$4,818,000	$5,846,000
Non-Callable	$73,290,805	$77,911,980

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:	Discount Notes Outstanding

	December 31, 2019	December 31, 2018
Par value	$74,094,586	$50,805,481
Amortized cost	$73,955,552	$50,631,066
Hedge value basis adjustments	(105)	-
FVO (a) - valuation adjustments and remaining accretion	3,758	9,172
Total discount notes	$73,959,205	$50,640,238
Weighted average interest rate	1.60%	2.34%

(a)	Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values (including unaccreted discounts on CO discount notes elected under the FVO. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes elected under the FVO and outstanding (in thousands):

Table 6.8:	Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2019	December 31, 2018
Discount notes designated under FVO (a)	$2,182,845	$3,170,915

(a)	When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.9:	Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2019	December 31, 2018
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 29, 2020.

Table 6.10:	FHLBNY Ratings

		S&P			Moody's
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2019	August 22, 2019	AA+/A-1+	Stable/Affirmed	October 23, 2019	Aaa/P-1	Stable/Affirmed

2018	August 2, 2018	AA+/A-1+	Stable/Affirmed	October 24, 2018	Aaa/P-1	Stable/Affirmed

2017	August 21, 2017	AA+/A-1+	Stable/Affirmed	November 3, 2017	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $156.9 million at December 31, 2019 and $223.6 million at December 31, 2018. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $175.5 million at December 31, 2019 and $355.8 million at December 31, 2018. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:	Stockholders’ Capital

	December 31, 2019	December 31, 2018
Capital Stock (a)	$5,778,666	$6,065,799
Unrestricted retained earnings (b)	1,115,236	1,102,801
Restricted retained earnings (c)	685,798	591,281
Accumulated Other Comprehensive Income (Loss)	(47,805)	(13,259)
Total Capital	$7,531,895	$7,746,622

(a)	Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2019 has grown to $685.8 million from the time the provisions were implemented in the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:	Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2019	December 31, 2018
Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(7,571)	$(11,061)
Net market value unrealized gains (losses) on available-for-sale securities (b)	97,868	4,034
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(11,593)	-
Net Cash flow hedging gains (losses) (c)	(94,516)	16,759
Employee supplemental retirement plans (d)	(31,993)	(22,991)
Total Accumulated other comprehensive income (loss)	$(47,805)	$(13,259)

(a)	OTTI — Non-credit OTTI losses in AOCI have declined in the periods in this report, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities).
(b)	Fair values of available-for-sale securities — $97.9 million represents market value unrealized gains of securities designated as AFS; effective January 1, 2019, we transferred $1.6 billion fixed-rate CMBS to the AFS category from HTM, a one-time transfer permitted under ASU 2017-12. The market value unrealized gains at December 31, 2019 were primarily on the $1.6 billion of AFS securities. Net fair value losses of $11.6 million represent hedging valuation basis losses of AFS securities designated in ASC 815 fair value hedges. The hedge valuation losses were due to changes in the OIS-FF benchmark rate, which was the risk being hedged.
(c)	Hedging activity losses in AOCI were primarily the result of cash flow hedges of discount notes, and also cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Rollforward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings. Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.

Table 7.3:	AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/ (losses) are recorded in AOCI.

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	-	613	-
Fair Value - closed contract	-	(10,871)	-
Ending balance	$(89,083)	$(5,433)	$(11,593)

Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000

	December 31, 2018
	Cash Flow Hedges
	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(23,342)	$3,465
Changes in fair values (a)	40,754	(4,377)
Amount reclassified	-	(180)
Fair Value - closed contract	-	439
Ending balance	$17,412	$(653)

Notional amount of swaps outstanding	$2,664,000	$461,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4:	Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2019	December 31, 2018
Cash dividends paid per share	$6.49	$6.66
Dividends paid (a) (c)	$365,636	$417,602
Pay-out ratio (b)	77.37%	74.51%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2019 and December 31, 2018:

Table 8.1:	Derivative Hedging Strategies — Advances

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$32,336	$41,122
		Economic	$-	$13
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$8,366	$4,752
Pay-fixed with embedded features, receive-float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair Value	$20	$30
Interest rate cap, floor, corridor, or collar	Offsets the interest cap, floor, corridor or collar embedded in a variable-rate advance.	Economic	$-	$3

Table 8.2:	Derivative Hedging Strategies — Investments

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$532	$-
		Economic	$15,230	$5,839

Table 8.3:	Derivative Hedging Strategies — Consolidated Obligation Bonds

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$11,803	$8,300
		Economic	$9,075	$4,075
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$70	$3,373
		Economic	$3,042	$1,080
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable-rate to a different variable-rate index.	Economic	$17,875	$29,735
Forward-starting interest rate swap	Locks in the cost of funding on anticipated issuance of debt.	Cash Flow	$89	$461

Table	8.4: Derivative Hedging Strategies — Consolidated Obligation Discount Notes

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$3,482	$-
		Economic	$2,183	$3,171
Pay-fixed, Receive float interest-rate swap	Hedging sequential issuance of discount notes.	Cash Flow	$2,664	$2,664

Table	8.5: Derivative Hedging Strategies — Balance Sheet

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$800	$800

Table	8.6: Derivative Hedging Strategies — Intermediation

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$1,072	$666

Table	8.7: Derivative Hedging Strategies — Stand-Alone

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2019 Notional Amount (in millions)	December 31, 2018 Notional Amount (in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$45	$13

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8:	Derivatives Counterparty Credit Ratings

	December 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties(a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties(b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$25,000	$6	$-	$6	$-	$6
Single A asset (c)	4,415,000	122,157	(4,400)	117,757	(105,667)	12,090
Cleared derivatives assets (d)	80,839,066	15,111	85,241	100,352	251,177	351,529
	85,279,066	137,274	80,841	218,115	145,510	363,625
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,270,446	(43,240)	47,310	4,070	-	4,070
Triple B liability (c)	2,893,000	(128,059)	134,250	6,191	-	6,191
	7,163,446	(171,299)	181,560	10,261	-	10,261
Total derivative positions with non-member counterparties to which the Bank had credit exposure	92,442,512	(34,025)	262,401	228,376	145,510	373,886
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	536,000	9,467	-	9,467	(9,467)	-
Delivery commitments
Derivative position with delivery commitments	44,768	104	-	104	(104)	-
Total derivative position with members	580,768	9,571	-	9,571	(9,571)	-
Total	$93,023,280	$(24,454)	$262,401	$237,947	$135,939	$373,886
Derivative positions without credit exposure	15,659,413
Total notional	$108,682,693

	December 31, 2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,125,000	$155,264	$(44,970)	$110,294	$(102,262)	$8,032
Cleared derivatives assets (d)	20,448,476	1,353	-	1,353	-	1,353
	23,573,476	156,617	(44,970)	111,647	(102,262)	9,385
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,414,264	(7,469)	9,164	1,695	-	1,695
Cleared derivatives liability (d)	70,236,929	-	-	-	239,813	239,813
	73,651,193	(7,469)	9,164	1,695	239,813	241,508
Total derivative positions with non-member counterparties to which the Bank had credit exposure	97,224,669	149,148	(35,806)	113,342	137,551	250,893
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	28,000	363	-	363	(363)	-
Delivery commitments
Derivative position with delivery commitments	12,682	57	-	57	(57)	-
Total derivative position with members	40,682	420	-	420	(420)	-
Total	$97,265,351	$149,568	$(35,806)	$113,762	$137,131	$250,893
Derivative positions without credit exposure	8,831,152
Total notional	$106,096,503

(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At December 31, 2019, we had pledged $251.2 million in marketable securities and $85.2 million in cash to fulfill our obligation to pledge initial margin as collateral. At December 31, 2018, we had pledged $239.8 million in marketable securities to fulfill our obligation to pledge initial margin as collateral.

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 1239, 1270 and 1277 of the Finance Agency regulations and Advisory Bulletin 2018-07. Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; and (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with part 1266. We are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days and to maintain liquidity limits to reduce the risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

In addition, each FHLBank shall provide for Contingency Liquidity, which is defined as the sources of cash a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded. We met our Contingency Liquidity requirements during all periods in this report. Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity. Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions. Advisory Bulletin 2018-07 concerning liquidity was by policy implemented in phases and was fully implemented on December 31, 2019.

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

Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with 12 CFR part 1266. In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality. We met these requirements at all times. Quarterly average reserves and actual reserves are summarized below (in millions):

Table 9.1:	Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2019	$1,271	$84,245	$82,974
September 30, 2019	1,199	81,421	80,222
June 30, 2019	1,075	93,965	92,890
March 31, 2019	1,065	90,100	89,035
December 31, 2018	904	93,526	92,622

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:	Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2019	$17,138	$35,360	$18,222
September 30, 2019	17,868	36,260	18,392
June 30, 2019	16,184	33,661	17,477
March 31, 2019	10,912	33,899	22,987
December 31, 2018	10,091	36,478	26,387

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:	Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2019	$4,764	$30,966	$26,202
September 30, 2019	6,133	31,983	25,850
June 30, 2019	3,984	29,181	25,197
March 31, 2019	3,169	29,509	26,340
December 31, 2018	3,649	32,494	28,845

The Liquidity standards in our risk management policy address our day-to-day operational and contingency liquidity needs. These standards enumerate the specific types of investments to be held to satisfy such liquidity needs and are outlined above. These standards also establish the methodology to be used in determining our operational and contingency needs. We continually monitor and project our cash needs, daily debt issuance capacity, and the amount and value of investments available for use in the market for repurchase agreements. We use this information to determine our liquidity needs and to develop appropriate liquidity plans.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 requires the Bank to maintain between 10 and 30 business days of positive cash flow assuming all advances renew. The Advisory Bulletin also requires us to hold liquidity in a range between 1% and 20% of the notional of our outstanding standby financial letters of credit. In addition, the Advisory Bulletin provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20% of total assets) and one-year (-25% to -35% of total assets) maturity horizons. The FHFA has communicated specific initial liquidity levels to be maintained within these ranges in an accompanying supervisory letter, and may provide updated guidance in future supervisory letters. We remain in compliance with the Advisory Bulletin and all Liquidity regulations.

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

Cash flows

Cash and due from banks was $603.2 million at December 31, 2019 and $85.4 million at December 31, 2018. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the twelve months ended December 31, 2019 was $14.6 million and $681.8 million in the prior year. By way of comparison, Net income was $472.6 million in the twelve months ended December 31, 2019 and $560.5 million in the prior year.

Cash flows (used)/provided by investing activities — Investing activities resulted in $16.6 billion in net cash outflows in the twelve months ended December 31, 2019, compared to $14.7 billion in net cash inflows in 2018. In 2019, cash used by investing activities was driven largely by increases in balances of U.S. Treasury securities and Repurchase agreements.

Cash flows provided/(used) in financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Net cash inflows from our funding sources were $17.1 billion in the twelve months ended December 31, 2019, compared to net outflows of $15.4 billion in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:      Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Outstanding at end of the period (a)	$73,959,205	$50,640,238	$48,087,050	$53,593,000
Weighted-average rate at end of the period (b)	1.60%	2.34%	1.74%	2.37%
Average outstanding for the period (a)	$58,317,547	$51,656,594	$46,409,731	$59,411,703
Weighted-average rate for the period	2.15%	1.79%	2.25%	1.86%
Highest outstanding at any month-end (a)	$73,959,205	$59,769,950	$51,728,000	$70,377,100

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.
(b)	Weighted-average rate is calculated on outstanding balances at period-end.

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

Table 9.5:      FHFA MBS Limits

	December 31, 2019		December 31, 2018
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	220%	300%	216%	300%

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

	December 31, 2019	December 31, 2018
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$95,615,681	$108,523,572
Mortgage Loans	2,963,520	2,853,891
Total Primary Mission Assets	$98,579,201	$111,377,463
Total Consolidated Obligations	$135,589,946	$144,953,712
U.S. Treasury obligations qualifying as HQLA under AB 2018-07	$8,915,081 (a)	$-

Core Mission Achievement Ratio	78%	77%

Target Ratio	70%	70%

(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2019, 2018 and 2017. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1:   Principal Components of Net Income

	Years ended December 31,
	2019	2018	2017
Total interest income	$3,780,946	$3,586,484	$2,242,303
Total interest expense	3,113,856	2,789,459	1,520,779
Net interest income before provision for credit losses	667,090	797,025	721,524
Provision (Reversal) for credit losses on mortgage loans	(142)	(371)	(287)
Net interest income after provision for credit losses	667,232	797,396	721,811
Total other income (loss)	33,888	(23,871)	(58,003)
Total other expenses	175,980	150,665	130,922
Income before assessments	525,140	622,860	532,886
Affordable Housing Program Assessments	52,552	62,382	53,417
Net income	$472,588	$560,478	$479,469

2019 Net Income Compared to 2018

Net income — For the FHLBNY, Net income is Net interest income, minus credit losses on mortgage loans, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

2019 Net income was $472.6 million, a decrease of $87.9 million, or 15.7% compared to 2018. Summarized below are the primary components of our Net income:

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

2019 Net interest income was $667.1 million, a decrease of $129.9 million, or 16.3% from 2018. Net interest spread declined to 35 basis points in 2019, compared to 42 basis points in 2018.

Other income (loss) — In 2019, Other income (loss) reported a gain of $33.9 million, in contrast to a loss of $23.9 million in 2018.

•	Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit. Such revenues were $18.2 million in the current year, compared to $18.4 million in 2018.
•	Financial instruments carried at fair values reported a net valuation loss of $4.1 million in the current year, compared to a net gain of $0.2 million in 2018. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.10 Other Income (Loss) and accompanying discussions in this MD&A.
•	Derivative activities reported a net loss of $40.7 million in the current year, compared to a net loss of $40.8 million in 2018. Losses primarily represented the impact of standalone derivatives in economic hedges of assets and liabilities. While the hedges met our interest rate management objectives, the hedges did not qualify under ASC 815. For more information, see financial statements, Note 17. Derivatives and Hedging Activities. Also see Table 10.12 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
•	Securities held for liquidity (classified as trading) reported net gains of $51.3 million in the current year, compared to net gains of $3.2 million in 2018.
•	Equity Investments, held to fund payments to retirees in non-qualified pension plans, reported net gains of $9.8 million in the current year, compared to net losses of $4.8 million in 2018.

Other expenses were $176.0 million in the current year, compared to $150.7 million in 2018. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•	Operating expenses were $62.8 million in the current year, up from $47.9 million in 2018. The increase was primarily due to professional and consulting expenses incurred as part of multi-year technology initiatives.
•	Compensation and benefits expenses were $88.2 million in the current year, up from $79.0 million in 2018.
•	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $16.8 million in the current year, compared to $15.9 million in 2018.
•	Other expenses were $8.3 million in the current year, up from $8.0 million in 2018.

AHP assessments allocated from Net income were $52.6 million in the current year, compared to $62.4 million in 2018. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

2018 vs. 2017 — 2018 Net income was $560.5 million, an increase of $81.0, or 16.9%, compared to 2017. Detailed analysis and discussions are available starting on page 74 through page 85 of the Form 10-K for the year ended December 31, 2018 filed on March 21, 2019.

Net Interest Income, Margin and Interest Rate Spreads — 2019, 2018 and 2017

Net interest income is our principal source of Net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Year-over-year changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs. Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact year-over-year changes. Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding. Earnings on capital typically move directly with changes in short-term market interest rates. In a period when members prepay advances, the prepayment fees, which we receive may cause year-over-year fluctuations in net interest income. For more information about factors that impact Interest income and Interest expense, see Table 10.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto. Also, see Table 10.4 Spread and Yield Analysis, and Table 10.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 10.2:   Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2019	2018	2017	2019	2018
Total interest income (a)	$3,780,946	$3,586,484	2,242,303	5.42%	59.95%
Total interest expense (a)	3,113,856	2,789,459	1,520,779	11.63	83.42
Net interest income before provision for credit losses	$667,090	$797,025	$721,524	(16.30)%	10.46%

(a)	Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.8 and accompanying discussions

Attribution of the primary factors driving changes in Net interest income are summarized below:

2019 vs. 2018 — Net interest income declined by $129.9 million, or 16.3% from the prior year. Our net interest income is impacted by the spread between costing yields on debt and the yields earned on advances, mortgage-backed securities, other investments, and other interest earning assets.

Lower advances balances negatively impacted net interest income. The funding environment was generally less favorable, resulting in a higher cost of funding on a spread basis. Finally, management’s decision to lower advance pricing spreads for 2019 reduced yields and revenues. In summary, volume-related declines in assets and funding mix made a negative impact of $32.4 million in 2019. Average interest-earning assets totaled $144.6 billion in 2019, compared to $154.1 billion last year. Yield related changes resulted in a decline of $97.5 million. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 35 basis points in 2019, compared to 42 basis points in 2018. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 46 basis points in 2019, compared to 52 basis points in 2018.

The following discusses the primary elements that impacted year-over-year changes:

Aside from a rally in CO discount note pricing that benefited costing yields late in the fourth quarter, funding costs in the earlier quarters in 2019 were higher relative to 2018. Short-term CO debt, bonds and discount notes, which are typically issued at favorable sub-LIBOR spreads, were issued at narrower spreads in the periods in 2019 before the FOMC action to lower interest rates, driving up costing yields for almost all short-term funding categories. In 2019, for longer-term CO bonds, the yields remained above LIBOR, also driving up the cost of funding.

Acquisition of fixed-rate MBS was constrained due to tight pricing and relatively lower yields. Additionally, we have stopped acquiring LIBOR-indexed floating-rate MBS as a policy decision to restrain growth of LIBOR assets. Typically, the revenue streams from MBS is a significant source of net income, second to revenue from advances, and the constraints have also had a negative impact on margins, spreads and revenues in 2019.

Net interest income benefited from the increase in the portfolio of fixed-rate U.S. Treasury securities, which grew to $9.2 billion (as measured by average outstanding) in 2019, up from $3.6 billion in 2018. Our liquidity investments, including securities portfolio, overnight repurchase agreement and overnight Federal funds sold, remained significant investments on our balance sheet, all designed to maintain a high-quality and a highly liquid financial position. The investments generated incremental net interest income, although margins and spreads were relatively low.

Net interest income also benefited from increased prepayment activity in 2019. Prepayment fees generated by member initiated prepayments of advances were $23.7 million in 2019, compared to $7.5 million last year.

The impact of net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 have remained favorable to net interest income and margin. Interest settlements made a favorable contribution of $162.8 million to interest accruals in the current year, compared to $144.4 million in the prior year. The favorable contribution to net interest income continued to be driven by interest settlements on swaps hedging advances. In that hedge relationship, benchmark-indexed cash flows (primarily LIBOR) received from swap counterparties exceeded the fixed-rate cash flows paid to swap counterparties. On liability hedges, the interest settlement effects of fair value hedges of fixed-rate CO bonds and interest settlement effects of cash flow hedges of CO discount notes resulted in adverse cash flow but were not as significant. For more information, see Table 10.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

The fair value impact of ASC qualifying hedges, representing the change in fair values of the hedging derivative and the hedged asset or liability together with the amortization effects of de-designated hedged items, was an immaterial net gain of $4.4 million recorded in Net interest income. The ASC 815 qualifying hedges were highly effective, so that fair value changes of hedged instruments closely matched offsetting changes of hedging instruments (interest rate swaps). Comparative information for 2018 has been omitted since the fair value hedging impact was recorded in Other income, prior to the adoption of ASU 2017-12 in 2019. For more information, see Note 17. Derivatives and Hedging Activities in Notes to Financial Statements.

We earn interest income from investing our capital to fund interest-earning assets. Such earnings are sensitive to changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects). Typically, we invest capital and net non-interest costing liabilities to fund short-term investment assets that yield money market rates. In the periods in this report, market yields for investments in the federal funds and repo markets were higher than in 2018 and the potential contribution to interest margin of funding with capital has also improved. Our capital is retained earnings and capital stock, which increases or decreases in parallel with the volume of advances borrowed by members. Average capital was $7.3 billion in the current year, compared to $7.8 billion in the prior year.

2018 vs. 2017 — 2018 Net interest income was $797.0 million, an increase of $75.5 million, or 10.5%, from 2017 Net interest income, driven almost entirely by volume-related changes. Increased utilization of shorter-term LIBOR-indexed floating-rate debt issued at favorable costing yields was the primary factors driving up Net interest income. Detailed analysis and discussions are available starting on page 74 through page 85 of the Form 10-K for the year ended December 31, 2018 filed on March 21, 2019.

Impact of Qualifying Hedges on Net Interest Income — 2019, 2018 and 2017

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3:	Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Years ended December 31,
	2019	2018	2017
Interest income	$3,609,475	$3,396,087	$2,388,414
Fair value hedging effects	863	-	-
Amortization of basis	(56)	88	(4)
Interest rate swap accruals	170,664	190,309	(146,107)
Reported interest income	3,780,946	3,586,484	2,242,303

Interest expense	3,109,530	2,749,302	1,505,575
Fair value hedging effects	2,001	-	-
Amortization of basis	(5,558)	(5,729)	(4,269)
Interest rate swap accruals	7,883	45,886	19,473
Reported interest expense	3,113,856	2,789,459	1,520,779
Net interest income	$667,090	$797,025	$721,524

Net interest adjustment - interest rate swaps	$167,145	$150,240	$(161,315)

Spread and Yield Analysis — 2019, 2018 and 2017

Table 10.4:	Spread and Yield Analysis

	Years ended December 31,
	2019			2018			2017
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$95,837,983	$2,526,662	2.64%	$107,970,634	$2,522,040	2.34%	$109,187,643	$1,563,322	1.43%
Interest bearing deposits and others	243,800	4,561	1.87	21,240	420	1.98	135,970	168	0.12
Federal funds sold and other overnight funds	18,570,561	406,953	2.19	21,125,197	390,619	1.85	18,705,074	188,920	1.01
Investments
Trading securities	9,155,523	215,583	2.35	3,585,110	74,412	2.08	231,458	3,085	1.33
Mortgage-backed securities
Fixed	10,109,341	310,849	3.07	8,700,768	260,608	3.00	7,961,719	237,729	2.99
Floating	6,499,680	181,330	2.79	8,616,252	209,447	2.43	8,627,485	136,331	1.58
State and local housing finance agency obligations	1,148,680	33,620	2.93	1,184,453	31,329	2.65	1,110,125	18,467	1.66
Mortgage loans held-for-portfolio	3,008,225	101,223	3.36	2,898,749	97,479	3.36	2,837,762	94,255	3.32
Loans to other FHLBanks	6,904	165	2.39	6,671	130	1.95	3,315	26	0.79

Total interest-earning assets	$144,580,697	$3,780,946	2.62%	$154,109,074	$3,586,484	2.33%	$148,800,551	$2,242,303	1.51%

Funded By:
Consolidated obligation bonds
Fixed	$29,764,963	$707,408	2.38%	$26,650,358	$556,003	2.09%	$32,347,406	$463,181	1.43%
Floating	47,906,230	1,090,759	2.28	66,878,818	1,252,229	1.87	61,004,233	609,189	1.00
Consolidated obligation discount notes	58,317,547	1,291,576	2.21	51,656,594	960,833	1.86	45,895,662	431,722	0.94
Interest-bearing deposits and other borrowings	1,132,147	23,734	2.10	1,035,303	19,430	1.88	1,768,332	15,402	0.87
Mandatorily redeemable capital stock	5,973	379	6.35	13,962	964	6.90	21,523	1,285	5.97
Total interest-bearing liabilities	137,126,860	3,113,856	2.27%	146,235,035	2,789,459	1.91%	141,037,156	1,520,779	1.08%
Other non-interest-bearing funds	181,382	-		100,509	-		62,928	-
Capital	7,272,455	-		7,773,530	-		7,700,467	-

Total Funding	$144,580,697	$3,113,856		$154,109,074	$2,789,459		$148,800,551	$1,520,779

Net Interest Income/Spread		$667,090	0.35%		$797,025	0.42%		$721,524	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.52%			0.48%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, OIS/FF or OIS/SOFR) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis — 2019, 2018 and 2017

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5:	Rate and Volume Analysis

	For the years ended
	December 31, 2019 vs. December 31, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(300,400)	$305,022	$4,622
Interest bearing deposits and others	4,164	(23)	4,141
Federal funds sold and other overnight funds	(50,692)	67,026	16,334
Investments
Trading securities	129,927	11,244	141,171
Mortgage-backed securities
Fixed	43,049	7,192	50,241
Floating	(56,079)	27,962	(28,117)
State and local housing finance agency obligations	(968)	3,259	2,291
Mortgage loans held-for-portfolio	3,685	59	3,744
Loans to other FHLBanks	5	30	35

Total interest income	(227,309)	421,771	194,462

Interest Expense
Consolidated obligation bonds
Fixed	69,107	82,298	151,405
Floating	(398,805)	237,335	(161,470)
Consolidated obligation discount notes	133,427	197,316	330,743
Deposits and borrowings	1,912	2,392	4,304
Mandatorily redeemable capital stock	(513)	(72)	(585)

Total interest expense	(194,872)	519,269	324,397

Changes in Net Interest Income	$(32,437)	$(97,498)	$(129,935)

	For the years ended
	December 31, 2018 vs. December 31, 2017
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(17,616)	$976,334	$958,718
Interest bearing deposits and others	(254)	506	252
Federal funds sold and other overnight funds	27,179	174,520	201,699
Investments
Trading securities	68,690	2,637	71,327
Mortgage-backed securities
Fixed	22,134	745	22,879
Floating	(178)	73,294	73,116
State and local housing finance agency obligations	1,311	11,551	12,862
Mortgage loans held-for-portfolio	2,041	1,183	3,224
Loans to other FHLBanks	43	61	104

Total interest income	103,350	1,240,831	1,344,181

Interest Expense
Consolidated obligation bonds
Fixed	(90,476)	183,298	92,822
Floating	62,792	580,248	643,040
Consolidated obligation discount notes	60,219	468,892	529,111
Deposits and borrowings	(8,332)	12,360	4,028
Mandatorily redeemable capital stock	(500)	179	(321)

Total interest expense	23,703	1,244,977	1,268,680

Changes in Net Interest Income	$79,647	$(4,146)	$75,501

Interest Income — 2019, 2018 and 2017

Interest income from advances is our principal source of interest income. We also earn interest income from investments in mortgage-backed securities and mortgage loans (“MPF”), liquidity portfolios of U.S. Treasury securities, federal funds and repurchase agreements. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year from the prior year. Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging certain fixed-rate advances that were converted to floating-rate generally indexed primarily to short-term LIBOR, or the overnight benchmark indices, SOFR and Fed funds.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6:	Interest Income — Principal Sources

	Years ended December 31,			Percentage	Percentage
				Change	Change
	2019	2018	2017	2019	2018
Interest Income
Advances	$2,526,662	$2,522,040	$1,563,322	0.18%	61.33%
Interest-bearing deposits	4,561	420	168	985.95	150.00
Securities purchased under agreements to resell	178,565	78,341	25,509	127.93	207.11
Federal funds sold	228,388	312,278	163,411	(26.86)	91.10
Trading securities	215,583	74,412	3,085	189.72	2,312.06
Mortgage-backed securities
Fixed	310,849	260,608	237,729	19.28	9.62
Floating	181,330	209,447	136,331	(13.42)	53.63
State and local housing finance agency obligations	33,620	31,329	18,467	7.31	69.65
Mortgage loans held-for-portfolio	101,223	97,479	94,255	3.84	3.42
Loans to other FHLBanks	165	130	26	26.92	400.00

Total interest income	$3,780,946	$3,586,484	$2,242,303	5.42%	59.95%

Interest income was higher by $194.5 million, or 5.4%, in the current year compared to last year. In the first six months of 2019, interest income grew 21.8% compared to the same six month period last year, despite the effects of lower pricing on advances and declining advance balances, the increase in interest income primarily driven by higher market yields earned in the 2019 periods prior to FOMC rate cuts in July and September. In the last six months of 2019, interest income declined by 8.6%, compared to the same last six months last year. FOMC rate cuts in late July and September impacted yields on assets, as did the lagged impact of pricing reduction, specifically on short-term advances that repriced to lower coupons.

For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Advances — Interest income from advances, our primary source of revenues, was flat year-over-year, although interest income in the first six months was 18.8% higher than in the same six months last year, revenue declines taking effect in the last six months in 2019. Average volume of advance outstanding were lower through both periods in 2019. Short-and intermediate-term adjustable rate advances matured, and certain advances were prepaid and not replaced by new borrowings. The other key drivers that adversely impacted advance revenues in the second half of 2019 were due to a lower market interest rate environment driven by FOMC rate cuts, and the lagged effects of reduced advance pricing that were implemented by the FHLBNY effective January 1, 2019.

Declining interest rates also adversely impacted swap interest settlements. Net swap accruals to income were lower, $170.4 million in the current year compared to $190.3 million in the prior year. In a fair value hedge, we make fixed-rate payments to swap counterparties, and in exchange we received benchmark indexed (primarily LIBOR) floating-rate cash flows. As interest rates declined post Fed rate cuts, we received lower amounts of cash flows.

Beginning 2019 with the adoption of ASU 2017-12, fair value gains and losses on ASC 815 hedges on fixed-rate advances are recorded in interest income from advances. Prior to 2019, fair value gains and losses on derivatives and hedged advances were recorded in Other income (loss). In 2019, a net fair value hedging gain of $0.9 million was recorded in interest income, representing changes in the fair values of hedged advances minus fair values of hedging instruments. Long-term fixed-rate advances are typically swapped to floating-rate. Intermediate-term are also swapped to floating-rate when deemed appropriate to meet our funding risk profile. Putable advances are fixed-rate with call options, and tenors that are typically intermediate- and long-term. Putable advances are swapped to floating-rate with mirrored option, a package that is designed to eliminate option risk and interest rate risk. For more information, see Note 17. Derivative and Hedging Activities in the Notes to Financial Statements.

Prepayment fees, which are recorded in interest income from advances, were $23.7 million in 2019, compared to $7.5 million in the prior year.

Liquidity Assets — Securities purchased under agreements to resell, Federal funds sold, and U.S. Treasury securities — Overnight lending rates were healthier, directly benefiting yields from liquid investments in Federal funds sold and repurchase lending. Revenues have grown year-over-year. Liquid assets are a significant aspect of our daily operations and improved market yields helped us maintain funds available for our borrowing members and at the same time earn a reasonable return. Lending in the repurchase market is operationally streamlined and well collateralized. Yields have improved year-over-year from overnight investments, and at the same time and we have increased our overnight lending.

Interest income from fixed-rate U.S. government securities has grown in line with our objective of increasing investments in readily marketable liquid assets to meet our liquidity targets. The valuation impact of the securities are recorded separately in Other income, a line item that is not within interest income.

Mortgage-backed securities — Interest income from floating-rate MBS has declined in parallel with our strategy of reducing holdings of LIBOR-indexed assets; instead, we have shifted our targeted acquisitions to fixed-rate MBS, which has grown as has interest income from the fixed-rate portfolio. In 2019, we executed ASC 815 fair value hedges of certain fixed-rate available-for-sale commercial mortgage-backed securities (“CMBS”); the fair value hedging impact was an immaterial loss of $0.1 million. Under the ASU 2017-12 accounting guidance, hedging gains and losses are recorded in interest income. The net swap accrual synthetically converting the fixed instruments to benchmark-indexed cash flows was an immaterial accrual gain of $0.2 million. For more information, see Note 17. Derivative and Hedging Activities in the Notes to Financial Statements.

Mortgage loans — Interest income from MPF loans, which are 15-year and 30-year residential mortgage loans, has remained steady as the portfolio has grown only a little, and market yields have remained relatively flat year-over-year. Pricing remains highly competitive for high-quality conventional mortgage loans acquired in participation with our members.

2018 vs. 2017 — 2018 Interest income was $3.6 billion, an increase of $1.3 billion, or 60.0%, compared to 2017 Interest income, and was driven almost entirely by rate-related changes. Detailed analysis and discussions are available starting on page 74 through page 85 of the Form 10-K for the year ended December 31, 2018 filed on March 21, 2019.

Impact of hedging on Interest income from advances — 2019, 2018 and 2017

We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, indexed primarily to LIBOR, or OIS Fed funds and OIS SOFR. In the periods in this report, hedging relationships, including those in economic hedges, achieved desired cash flow patterns and met our interest rate risk management practice of synthetically converting much of our fixed-rate interest exposures to the adopted benchmark.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.7:	Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2019	2018	2017
Advance interest income
Advance interest income before adjustment for interest rate swaps	$2,355,337	$2,331,643	$1,709,433
Fair value hedging effects (a)	929	-	-
Amortization of basis	(56)	88	(4)
Interest rate swap accruals	170,452	190,309	(146,107)
Total advance interest income reported	$2,526,662	$2,522,040	$1,563,322

(a)	In the periods prior to the adoption of ASU 2017-12 on January 1, 2019, fair value hedging effects were recorded in Other income (loss) and not in Advance interest income.

Interest Expense — 2019, 2018 and 2017

Our primary source of funding is through the issuance of Consolidated obligation bonds and discount notes to investors in the global debt markets through the Office of Finance, the FHLBank’s fiscal agent. Consolidated obligation bonds are generally medium- and long-term bonds, while discount notes are short-term instruments. To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, we have used fixed-rate callable and non-callable CO bonds to fund mortgage-related assets and advances. CO discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.

Changes in bond market rates, changes in intermediation volume (average interest-costing liabilities and interest earning assets), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies are the primary factors that drive period-over-period changes in interest expense.

While, LIBOR is currently our primary benchmark rate for hedging under ASC 815, we intend to transition away from LIBOR over the next few years to the OIS/SOFR benchmark, in line with an industry-wide transition effort. In 2019, we adopted OIS/FF and OIS/SOFR as additional benchmarks that will facilitate the transition.

For ASC 815 qualifying hedges, post adoption of ASU 2017-12 in 2019, fair value changes of the hedging derivative and hedged debt are reported together with the interest expense accrued on the CO debt. For hedges not qualifying under ASC 815, when an interest rate swap is designated in an economic hedge, swap interest accrual and swap fair value gains and losses are not recorded as an adjustment to debt interest expense but reported in Other income (below net interest income) as Derivatives gains (losses) in the Statements of income. In an economic hedge, the debt is not marked-to-market. As noted below, adoption of the accounting update resulted in an immaterial change to reported interest expense.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.8:	Interest Expenses — Principal Categories

	Years ended December 31,			Percentage Change	Percentage Change
	2019	2018	2017	2019	2018
Interest Expense
Consolidated obligations bonds
Fixed	$707,408	$556,003	$463,181	27.23%	20.04%
Floating	1,090,759	1,252,229	609,189	(12.89)	105.56
Consolidated obligations discount notes	1,291,576	960,833	431,722	34.42	122.56
Deposits	22,839	17,816	15,060	28.19	18.30
Mandatorily redeemable capital stock	379	964	1,285	(60.68)	(24.98)
Cash collateral held and other borrowings	895	1,614	342	(44.55)	371.93

Total interest expense	$3,113,856	$2,789,459	$1,520,779	11.63%	83.42%

2019 vs. 2018

Interest expense in the current year increased by $324.4 million, or 11.6% from last year.

Our funding portfolios were: floating-rate CO bonds, primarily indexed to the 1-month LIBOR (some swapped back to the 3-month LIBOR) and some linked to SOFR; CO discount notes, which were primarily overnight and short-maturity discount notes (discount notes may have maturities up to one year); fixed-rate CO bonds, which were primarily plain-vanilla short- and intermediate-term debt; and callable CO bonds, with call options and tenors that were typically intermediate- and long-term.

Our debt hedging strategies under ASC 815 have remained unchanged, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/FF OIS/SOFR as the alternative hedging benchmarks. Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815 fair value hedge, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level. Cash flow hedges have also been executed to hedge rolling-issuances of discount notes to long-term fixed-rate predictable interest expense. In addition, we have also executed hedges that are designated as “economic” hedges that do not qualify under ASC 815 but serve to economically benefit balance sheet management strategies.

Interest expense in the current year was higher in large part due to the higher market rates in the debt markets in the first half of 2019, before the FOMC action to lower rates in July and September of 2019. After the FOMC actions, costing yields declined with the general decline in CO debt yields. The weighted average costing yields on discount notes was 244 basis points in the first half of 2019. On a full year basis, costing yields in 2019 declined to 221 basis points. Similar fluctuations were observable for floating-rate debt and for short-term fixed-rate CO bonds issued post Fed rate actions.

Year-over-year fluctuations in interest expense between the categories of debt — fixed-rate, floating-rate and discount notes — were due to changes in mix as we adjusted funding mix in step with changing bond market pricing and yields. In 2019, our funding mix, measured as the ratio of average CO debt to average interest-earning assets, shifted in the direction of greater utilization of CO discount notes; 40.3% of assets were funded by CO discount notes in 2019 compared to 33.5% in the prior year. CO floating-rate bonds indexed to LIBOR have declined to 29.1% in 2019, compared to 43.3% in the prior year as a result of voluntary restraints instituted on the issuance of LIBOR instruments with maturities past December 31, 2021, the expected LIBOR transition date. The utilization of fixed-rate CO bonds increased to 20.6% in 2019, compared to 17.3% last year.

Changes in relative value of the CO funding is generally measured by the contraction and expansion of the sub-LIBOR spread between cost of funding and the 3-month LIBOR. That spread widened favorably in the fourth quarter of the current year after a tightening through the first three quarters. Compared to last year, the spread is narrower for almost all funding categories. For longer-term CO bonds the yields have remained above LIBOR, driving up the cost of funding longer-term debt.

Interest expense is also impacted by interest rate swaps that synthetically convert fixed-rate CO debt cash flows to a variable-rate in a fair value hedge. Cash flow hedges are also employed to fix the variability of sequential future issuances of discount notes. The volume of cash flows exchanged in the two hedging strategies together with the variability of the benchmark rate (i.e. LIBOR) drive interest settlements, impacting interest expense and costing yields on hedged debt. In 2019, cash flows paid to swap dealers exceeded cash received, resulting in a net expense accrual of $7.9 million, compared to a net expense of $45.9 million in the prior year when LIBOR was higher. Fair value hedging impact, representing changes in the fair values of hedged debt minus fair values of hedging instruments together with the amortization effects of de-designated debt, resulted in a net fair value gain of $3.6 million recorded in Interest expense in 2019. In the prior year, pre adoption of ASU 2017-12, hedging fair value gains and losses were recorded in Other Income.

2018 vs. 2017

2018 Interest expense was $2.8 billion, an increase of $1.3 billion, or 83.4%, compared to 2017 Interest expense. Detailed analysis and discussions are available starting on page 74 through page 85 of the Form 10-K for the year ended December 31, 2018 filed on March 21, 2019.

Impact of Hedging on Interest Expense on Debt — 2019, 2018 and 2017

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base. The strategies are designed to protect future interest margins. A significant percentage of non-callable fixed-rate debt is swapped primarily to plain vanilla 3-month LIBOR indexed cash flows and to OIS/FF and OIS/SOFR benchmark indices. We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.

We achieve our cash flow objectives by utilizing the fair value hedging strategy under ASC 815, which benefits us in two principal ways. First, the issuance of fixed-rate debt and the simultaneous execution of interest rate swap converts the debt to an adjustable-rate instrument tied to the designated benchmark rate, primarily LIBOR. Second, fixed-rate callable bond issued in conjunction with the execution of interest rate swap containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt. We may also issue floating rate debt indexed to other than the 3-month LIBOR (SOFR, Federal funds rate and 1-month LIBOR) and may then execute interest rate swaps that would synthetically convert the cash flows to the desired floating-rate funding index, and designate the hedge as an economic hedge.

We also create synthetic long-term fixed-rate funding to fund long-term investments, utilizing a Cash Flow hedging strategy under ASC 815 that converts forecasted long-term discount note variable-rate funding to fixed-rate funding by the use of long-term swaps. For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons. Cash Flow hedging strategies are also discussed in Financial Statements Note 17. Derivatives and Hedging Activities.

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.9:	Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2019	2018	2017
Bonds and discount notes - interest expense
Bonds - interest expense before adjustment for swaps	$1,799,624	$1,779,595	$1,088,084
Discount notes - interest expense before adjustment for swaps	1,285,793	949,313	400,804
Fair value hedging effect on CO bonds (a)	2,220	-	-
Fair value hedging effect on discount notes (a)	(219)	-	-
Amortization of basis adjustments on CO bonds	(5,753)	(5,729)	(4,269)
Amortization of basis adjustments on discount notes	195	-	-
Net interest adjustment for swaps hedging CO bonds	2,076	34,366	(11,445)
Net interest adjustment for swaps hedging discount notes	5,807	11,520	30,918
Total bonds and discount notes - interest expense	$3,089,743	$2,769,065	$1,504,092

(a)	In 2018 and 2017, prior to the adoption of ASU 2017-12, fair value hedging effects were recorded in Other income (loss) and not in CO debt interest expense.

Allowance for Credit Losses — 2019, 2018 and 2017

At January 1, 2020, we concluded our assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets, and adopted CECL as of January 1, 2020. Under the CECL standards, no credit loss allowances were necessary for advances and related credit products borrowed by our members. We recorded credit losses under the CECL methodology of $3.0 million on MPF loans, which are mortgage loans that we acquire from our members. We also recorded a credit loss allowance of $0.8 million under the CECL methodology on our investments in certain housing finance agency bonds. All other credit loss allowances under the CECL methodology were de minimis. These additional credit loss allowances were recorded directly to retained earnings at January 1, 2020, conforming with the adoption rules of a new methodology, and did not impact 2019 earnings.

Credit loss allowances, provisions and reversals at December 31, 2019, 2018 and 2017 discussed below are based on the FHLBNY’s existing pre-CECL allowance methodology, which generally required that a loss be incurred before it is recognized.

•	Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

We recorded a net reversal of $0.1 million in the current year, compared to a net reversal of $0.4 million in 2018 and a net reversal of $0.3 million in 2017.

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

•	Advances — Based on the collateral held as security and prior repayment history, no allowance for losses was currently deemed necessary. Our credit risk from advances was concentrated in commercial banks, savings institutions and insurance companies. All advances were fully collateralized during their entire term. In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances.

Analysis of Non-Interest Income (Loss) — 2019, 2018 and 2017

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.10:	Other Income (Loss)

	Years ended December 31,
	2019	2018	2017
Other income (loss):
Service fees and other (a)	$18,224	$18,442	$15,841
Instruments held under the fair value option gains (losses) (b)	(4,146)	209	(4,540)
Total OTTI losses	-	(398)	-
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(640)	257	-
Net impairment losses recognized in earnings	(640)	(141)	-
Derivative gains (losses) (c)	(40,720)	(40,778)	1,939
Trading securities gains (losses) (d)	51,327	3,216	(1,106)
Equity investments gains (losses) (e)	9,843	(4,819)	-
Provision for litigation settlement on derivative contracts (f)	-	-	(70,000)
Losses from extinguishment of debt	-	-	(137)
Total other income (loss)	$33,888	$(23,871)	$(58,003)

(a)	Service fees and other — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members. Fee income earned on financial letters of credit were $17.9 million, $15.3 million and $12.4 million for the years ended December 31, 2019, 2018 and 2017. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks.
(b)	Represents changes in fair values of CO bonds and CO discount notes elected under the FVO; the net loss was in line with a declining debt yield curve in 2019.
(c)	Net realized and unrealized gains (losses) on derivatives and hedging activities — Hedging activities reported net losses of $40.7 million and $40.8 million in 2019 and 2018 attributable primarily to fair value losses on swaps designated in standalone hedges of U.S. Treasury securities and basis swaps designated in standalone hedges of floating-rate CO bonds. See Table 10.12 Other Income (Loss) — Impact of Derivative Gains and Losses for more information.

(d)  Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S Treasury securities. Gains and losses are typically unrealized. The securities are not held for speculative trading and are held for liquidity in compliance with FHFA regulatory requirements. The portfolio of securities has grown in line with our expanded liquidity objectives. Market value gains improved for our fixed-rate securities in line with declining yield curve.

(e)  Fair value gains (losses) on Equity Investments — Our investments in the grantor trust are classified as equity investments, and are invested in equity and bond funds. Gains and losses are typically unrealized. Fluctuations represent year-over-year changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

(f)	Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million and settled the long-standing dispute with Lehman Brothers Special Financing Inc. (Lehman) in a Chapter 11 bankruptcy proceeding.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.11:	Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Years ended December 31,
	2019	2018	2017
Net unrealized gains (losses) on trading securities held at period-end	$49,402	$2,494	$(1,069)
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	1,925	722	(37)
Net gains (losses) on trading securities	$51,327	$3,216	$(1,106)

(a)	Securities classified as trading are held for liquidity objectives and carried at fair values. We record changes in fair values of the securities together with realized gains (losses) in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities — 2019, 2018 and 2017

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss) in 2019 (post ASU 2017-12), 2018 and 2017. As noted previously, prior period comparatives have not been recast to conform to the post ASU presentation. We also believe the disclosure benefits of reclassification would not outweigh significant operational costs. As a result, for years prior to the adoption of the ASU, the presentation below includes the data for all derivatives and hedging activities, including hedges that qualified under ASC 815.

Table 10.12:    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2019	2018	2017
Derivatives designated as hedging instruments under ASC 815 interest rate swaps
Advances		$1,255	$984
Consolidated obligation bonds		(1,758)	11
Net gains (losses) related to fair value hedges		(503)	995
Cash flow hedges		(278)	388
ASC 815 hedging impact		$(781)	$1,383
Derivatives not designated as hedging instruments
Interest rate swaps	$(29,688)	(9,863)	5,742
Caps or floors	(599)	(268)	(4,331)
Mortgage delivery commitments	709	(145)	570
Swaps economically hedging instruments designated under FVO	1,359	(414)	4,295
Accrued interest on derivatives in economic hedging relationships	(12,501)	(17,125)	(2,470)
Net gains (losses) related to derivatives not designated as hedging instruments	$(40,720)	$(27,815)	$3,806
Price alignment interest paid on variation margin	-	(12,182)	(3,250)
Net gains (losses) on derivatives and hedging activities	$(40,720)	$(40,778)	$1,939

2019 vs. 2018

Derivatives not designated as hedging instruments were primarily interest rate swaps that did not qualify for hedge accounting under ASC 815; the hedges economically benefited balance sheet interest rate risk management but were designated as standalone derivatives, which were marked-to-market without the offsetting benefit of marking-to-market the economically hedged securities.

Derivatives gains (losses) were primarily driven by swaps hedging U.S. Treasury securities, swaps hedging the basis risk of floating-rate CO bonds, and swaps hedging instruments elected under the FVO. Interest accrual on swaps in economic hedges are also included in derivative gains and losses.

Fair values of swaps in economic hedges of fixed-rate U.S. Treasury securities (held for liquidity/trading) have been volatile in a fluctuating interest rate environment, reporting losses of $33.2 million in 2019 compared to a loss of $1.7 million in 2018. Volume of swaps has grown year-over-year in line with the growth of U.S. Treasury Securities. To provide context, the fair values of Treasury securities, which are the underlying hedged instruments, reported fair value gains of $50.0 million in 2019 and $3.4 million in 2018. The hedging swaps are pay-fixed, receive floating-rate swaps, and fair values losses were consistent with the declining benchmark rates. The hedged Treasury securities are fixed-rate instruments and fluctuations in fair values were in line with the volatility of Treasury security prices in a volatile and declining interest rate environment.

Basis swaps in economic hedges of floating-rate CO bonds reported fair value gains of $3.4 million in the current year, in contrast to a loss of $8.2 million in 2018. The basis swaps are structured to convert the floating-rate index of variable-rate CO bonds generally from 1-month LIBOR to the 3-month LIBOR and other CO bonds to SOFR. Fluctuations in reported fair values represent the volatility in the basis between the two LIBOR indices as well as fair value changes when swaps mature or approach maturity and previously recorded gains and losses reverse.

2018 vs. 2017

Detailed analysis and discussions are available starting on page 87 and Table 10.12 Earnings Impact of Derivatives and Hedging Activities in the MD&A included in the Form 10-K for the year ended December 31, 2018 filed on March 21, 2019.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2019, 2018 and 2017

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.13:    Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2019	Percentage of Total	2018	Percentage of Total	2017	Percentage of Total
Operating Expenses (a)
Occupancy	$8,305	13.23%	$8,211	17.15%	$5,480	13.46%
Depreciation and leasehold amortization	8,773	13.97	5,492	11.47	4,432	10.89
All others (b)	45,704	72.80	34,179	71.38	30,799	75.65
Total Operating Expenses	$62,782	100.00%	$47,882	100.00%	$40,711	100.00%

Total Compensation and Benefits (c)	$88,192		$78,950		$71,090
Finance Agency and Office of Finance (d)	$16,752		$15,874		$14,660
Other expenses (e)	$8,254		$7,959		$4,461

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications. Expenses increased in the current year primarily due to consulting expenses to implement several multi-year technology enhancement initiatives.
(c)	Compensation expense increased driven by additions to staff.
(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(e)	The category Other expenses included contributions to homeowners and small businesses under a newly established multi-year hurricane relief grant program, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2019, 2018 and 2017

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1:    Affordable Housing Program Liabilities

	Years ended December 31,
	2019	2018	2017
Beginning balance	$161,718	$131,654	$125,062
Additions from current period's assessments	52,552	62,382	53,417
Net disbursements for grants and programs	(60,376)	(32,318)	(46,825)
Ending balance	$153,894	$161,718	$131,654

AHP assessments allocated from net income totaled $52.6 million in 2019, compared to $62.4 million and $53.4 million in 2018 and 2017. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management. Market risk or interest rate risk (IRR) is the risk of change to market value or future earnings due to a change in the interest rate environment. IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities. As the maturity mismatch increases so does the level of IRR. The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income. Accordingly, 84% of the balance sheet consists of predominantly short-term and assets and liabilities synthetically swapped to floating-rate indices. A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest and rate volatility environment.

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure.  Historically the index concentration was 1- or 3-month LIBOR driven, however as the Bank strategizes to address LIBOR cessation, the SOFR and OIS indices are increasingly being utilized. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

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

Risk Measurements . Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The risk limits are as follows:

•	The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -200bps shock compared to the rates in the unchanged case. This limit was re-established and made consistent with current market conditions and reflective of updated modelling assumptions. This metric models the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
•	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2019	-0.87	0.12	-2.11	0.37
September 30, 2019	0.06	1.64	0.88	0.72
June 30, 2019	-0.28	0.82	-1.09	0.44
March 31, 2019	-0.19	0.72	-1.04	0.42
December 31, 2018	-0.05	-0.76	-0.79	0.31

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

One Year Re-pricing Gap
December 31, 2019	$5.936 Billion
September 30, 2019	$5.632 Billion
June 30, 2019	$5.818 Billion
March 31, 2019	$6.053 Billion
December 31, 2018	$6.418 Billion

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

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
December 31, 2019	-32.91%	-5.55%	6.96%
September 30, 2019	-31.16%	-3.05%	2.72%
June 30, 2019	-14.30%	-7.37%	11.10%
March 31, 2019	-12.91%	-6.44%	9.61%
December 31, 2018	N/A	-5.86%	12.26%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
December 31, 2019	-1.93%	-1.60%	0.19%
September 30, 2019	-0.55%	-0.63%	-0.95%
June 30, 2019	-1.51%	-0.81%	-0.34%
March 31, 2019	-1.61%	-0.51%	-0.81%
December 31, 2018	-1.63%	-0.41%	-0.50%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2019 and December 31, 2018 (in millions):

	Interest Rate Sensitivity
	December 31, 2019
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years

Interest-earning assets:
Non-MBS investments	$25,527	$234	$646	$472	$1,639
MBS investments	5,781	943	2,167	1,657	6,142
Swaps hedging MBS	532	-	-	-	(532)
Adjustable-rate loans and advances	16,368	-	-	-	-
Net investments, adjustable rate loans and advances	48,208	1,177	2,813	2,129	7,249

Liquidity trading portfolio	2,446	3,708	9,109	2	-
Swaps hedging investments	12,780	(3,710)	(9,070)	-	-
Net liquidity trading portfolio	15,226	(2)	39	2	-

Fixed-rate loans and advances	49,892	4,502	14,493	5,557	9,584
Swaps hedging advances	31,083	(4,008)	(12,966)	(4,566)	(9,543)
Net fixed-rate loans and advances	80,975	494	1,527	991	41

Total interest-earning assets	$144,409	$1,669	$4,379	$3,122	$7,290

Interest-bearing liabilities:
Deposits	$1,155	$5	$-	$-	$-

Discount notes	73,942	-	-	-	-
Swapped discount notes	(2,664)	525	531	90	1,518
Net discount notes	71,278	525	531	90	1,518

Consolidated Obligation Bonds
FHLBank bonds	57,598	6,463	6,518	2,424	5,320
Swaps hedging bonds	8,601	(5,483)	(2,305)	(88)	(725)
Net FHLBank bonds	66,199	980	4,213	2,336	4,595

Total interest-bearing liabilities	$138,632	$1,510	$4,744	$2,426	$6,113
Post hedge gaps (a):
Periodic gap	$5,777	$159	$(365)	$696	$1,177
Cumulative gaps	$5,777	$5,936	$5,571	$6,267	$7,444

	Interest Rate Sensitivity
	December 31, 2018
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years

Interest-earning assets:
Non-MBS investments	$12,881	$143	$514	$424	$1,952
MBS investments	7,900	536	2,546	1,343	4,431
Adjustable-rate loans and advances	23,395	-	-	-	-
Net investments, adjustable rate loans and advances	44,176	679	3,060	1,767	6,383

Liquidity trading portfolio	1,712	1,963	1,980	3	-
Swaps hedging investments	3,975	(1,975)	(2,000)	-	-
Net liquidity trading portfolio	5,687	(12)	(20)	3	-

Fixed-rate loans and advances	42,055	10,332	18,246	5,416	5,991
Swaps hedging advances	36,400	(9,276)	(16,931)	(4,255)	(5,938)
Net fixed-rate loans and advances	78,455	1,056	1,315	1,161	53
Loans to other FHLBanks	250	-	-	-	-

Total interest-earning assets	$128,568	$1,723	$4,355	$2,931	$6,436

Interest-bearing liabilities:
Deposits	$1,038	$5	$-	$-	$-

Discount notes	50,230	410	-	-	-
Swapped discount notes	(2,664)	-	971	85	1,608
Net discount notes	47,566	410	971	85	1,608

Consolidated Obligation Bonds
FHLBank bonds	50,615	16,007	9,579	3,296	4,406
Swaps hedging bonds	23,556	(15,324)	(6,490)	(992)	(750)
Net FHLBank bonds	74,171	683	3,089	2,304	3,656

Total interest-bearing liabilities	$122,775	$1,098	$4,060	$2,389	$5,264
Post hedge gaps (a):
Periodic gap	$5,793	$625	$295	$542	$1,172
Cumulative gaps	$5,793	$6,418	$6,713	$7,255	$8,427

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 8.	Financial Statements and Supplementary Data.

Supplementary Data

Supplementary financial data for each full quarter within the two years ended December 31, 2019 are included in Item 6. Selected Financial Data.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2019, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the "Company") as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in *Internal Control - Integrated Framework* (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in *Internal Control - Integrated Framework* (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017
T: (646) 471 3000, F: (646) 471 8320, www.pwc.com/us

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2019 and December 31, 2018

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks (Note 3)	$603,241	$85,406
Securities purchased under agreements to resell (Note 4)	14,985,000	4,095,000
Federal funds sold (Note 4)	8,640,000	7,640,000
Trading securities (Note 5) (Includes $251,177 pledged as collateral at December 31, 2019 and $239,813 at December 31, 2018)	15,318,809	5,810,512
Equity Investments (Note 6)	60,047	48,179
Available-for-sale securities, net of unrealized gains (losses) of $97,868 at December 31, 2019 and $4,034 at December 31, 2018 (Note 7)	2,653,418	422,216
Held-to-maturity securities (Note 8) (Includes $3,719 pledged as collateral at December 31, 2019 and $4,548 at December 31, 2018)	15,234,482	17,474,826
Advances (Note 9) (Includes $0 at December 31, 2019 and December 31, 2018 at fair value under the fair value option)	100,695,241	105,178,833
Mortgage loans held-for-portfolio, net of allowance for credit losses of $653 at December 31, 2019 and $814 at December 31, 2018 (Note 10)	3,173,352	2,927,230
Loans to other FHLBanks (Note 20)	-	250,000
Accrued interest receivable	312,559	275,256
Premises, software, and equipment	63,426	51,572
Operating lease right-of-use assets (Note 19)	75,464	-
Derivative assets (Note 17)	237,947	113,762
Other assets	9,036	8,602

Total assets	$162,062,022	$144,381,394

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,144,519	$1,002,587
Non-interest-bearing demand	34,890	20,050
Term	15,000	40,000

Total deposits	1,194,409	1,062,637

Consolidated obligations, net (Note 12)
Bonds (Includes $12,134,043 December 31, 2019 and $5,159,792 at December 31, 2018 at fair value under the fair value option)	78,763,309	84,153,776
Discount notes (Includes $2,186,603 at December 31, 2019 and $3,180,086 at December 31, 2018 at fair value under the fair value option)	73,959,205	50,640,238

Total consolidated obligations	152,722,514	134,794,014

Mandatorily redeemable capital stock (Note 14)	5,129	5,845

Accrued interest payable	156,889	223,570
Affordable Housing Program (Note 13)	153,894	161,718
Derivative liabilities (Note 17)	32,411	31,147
Other liabilities	175,516	355,841
Operating lease liabilities (Note 19)	89,365	-

Total liabilities	154,530,127	136,634,772

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 57,787 at December 31, 2019 and 60,658 at December 31, 2018	5,778,666	6,065,799
Retained earnings
Unrestricted	1,115,236	1,102,801
Restricted (Note 14)	685,798	591,281
Total retained earnings	1,801,034	1,694,082
Total accumulated other comprehensive income (loss)	(47,805)	(13,259)

Total capital	7,531,895	7,746,622

Total liabilities and capital	$162,062,022	$144,381,394

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
Interest income
Advances, net (Note 9)	$2,526,662	$2,522,040	$1,563,322
Interest-bearing deposits	4,561	420	168
Securities purchased under agreements to resell (Note 4)	178,565	78,341	25,509
Federal funds sold (Note 4)	228,388	312,278	163,411
Trading securities (Note 5)	215,583	74,412	3,085
Available-for-sale securities (Note 7)	68,053	12,161	9,936
Held-to-maturity securities (Note 8)	457,746	489,223	382,591
Mortgage loans held-for-portfolio (Note 10)	101,223	97,479	94,255
Loans to other FHLBanks (Note 20)	165	130	26

Total interest income	3,780,946	3,586,484	2,242,303

Interest expense
Consolidated obligation bonds (Note 12)	1,798,167	1,808,232	1,072,370
Consolidated obligation discount notes (Note 12)	1,291,576	960,833	431,722
Deposits (Note 11)	22,839	17,816	15,060
Mandatorily redeemable capital stock (Note 14)	379	964	1,285
Cash collateral held and other borrowings	895	1,614	342
Total interest expense	3,113,856	2,789,459	1,520,779

Net interest income before provision for credit losses	667,090	797,025	721,524

Provision (Reversal) for credit losses on mortgage loans	(142)	(371)	(287)

Net interest income after provision for credit losses	667,232	797,396	721,811

Other income (loss)
Service fees and other	18,224	18,442	15,841
Instruments held under the fair value option gains (losses) (Note 18)	(4,146)	209	(4,540)
Total OTTI losses	-	(398)	-
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	(640)	257	-
Net impairment losses recognized in earnings	(640)	(141)	-

Derivative gains (losses) (Note 17)	(40,720)	(40,778)	1,939
Trading securities gains (losses) (Note 5)	51,327	3,216	(1,106)
Equity investments gains (losses) (Note 6)	9,843	(4,819)	-
Provision for litigation settlement on derivative contracts	-	-	(70,000)
Losses from extinguishment of debt	-	-	(137)

Total other income (loss)	33,888	(23,871)	(58,003)

Other expenses
Operating	62,782	47,882	40,711
Compensation and benefits	88,192	78,950	71,090
Finance Agency and Office of Finance	16,752	15,874	14,660
Other expenses	8,254	7,959	4,461
Total other expenses	175,980	150,665	130,922

Income before assessments	525,140	622,860	532,886

Affordable Housing Program Assessments (Note 13)	52,552	62,382	53,417

Net income	$472,588	$560,478	$479,469

Basic earnings per share (Note 15)	$8.52	$9.09	$7.66

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
Net Income	$472,588	$560,478	$479,469
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	93,834	(1,220)	5,954
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	-	(257)	-
Reclassification of non-credit portion included in net income	640	-	-
Accretion of non-credit portion of OTTI	2,850	3,999	15,431
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	3,490	3,742	15,431
Net change due to hedging activities
Cash flow hedges (a)	(111,275)	36,636	27,141
Fair value hedges (b)	(11,593)	-	-
Total net change due to hedging activities	(122,868)	36,636	27,141
Net change in pension and postretirement benefits	(9,002)	7,756	(8,125)
Total other comprehensive income (loss)	(34,546)	46,914	40,401
Total comprehensive income (loss)	$438,042	$607,392	$519,870

(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. The amount was the change in the unrealized fair value of the hedged security due to change in the benchmark rate component elected in the hedging strategy. Quarterly changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2019, 2018 and 2017

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	64,508	6,450,844	-	-	-	-	6,450,844
Repurchase/redemption of capital stock	(60,055)	(6,005,596)	-	-	-	-	(6,005,596)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	-	-	-	-	(3,009)
Cash dividends ($5.54 per share) on capital stock	-	-	(345,152)	-	(345,152)	-	(345,152)
Comprehensive income (loss)	-	-	383,575	95,894	479,469	40,401	519,870

Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038

Adjustments to opening balances (b)	-	-	4,924	-	4,924	(4,924)	-
Proceeds from issuance of capital stock	79,779	7,977,851	-	-	-	-	7,977,851
Repurchase/redemption of capital stock	(86,533)	(8,653,301)	-	-	-	-	(8,653,301)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,756)	-	-	-	-	(8,756)
Cash dividends ($6.66 per share) on capital stock	-	-	(417,602)	-	(417,602)	-	(417,602)
Comprehensive income (loss)	-	-	448,382	112,096	560,478	46,914	607,392

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	82,801	8,280,054	-	-	-	-	8,280,054
Repurchase/redemption of capital stock	(85,630)	(8,563,003)	-	-	-	-	(8,563,003)
Shares reclassified to mandatorily redeemable capital stock	(42)	(4,184)	-	-	-	-	(4,184)
Cash dividends ($6.49 per share) on capital stock	-	-	(365,636)	-	(365,636)	-	(365,636)
Comprehensive income (loss)	-	-	378,071	94,517	472,588	(34,546)	438,042

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Earnings.
(b)	Cumulative catch-up adjustment upon adoption of ASU 2016-01 relating to change in the designation of funds in the grantor trust from AFS to Equity Investments.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
Operating activities

Net Income	$472,588	$560,478	$479,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(88,742)	87,628	(13,886)
Concessions on consolidated obligations	3,223	2,586	4,110
Premises, software, and equipment	8,773	5,492	4,432
Provision (Reversal) for credit losses on mortgage loans	(142)	(371)	(287)
Credit impairment losses on held-to-maturity securities	640	141	-
Change in net fair value adjustments on derivatives and hedging activities	(249,537)	33,840	144,391
Net realized and unrealized (gains) losses on trading securities	(51,327)	(3,216)	1,106
Change in fair value on Equity Investments	(7,866)	4,819	-
Change in fair value adjustments on financial instruments held at fair value	4,146	(209)	4,603
Losses from extinguishment of debt	-	-	137
Net change in:
Accrued interest receivable	(38,012)	(49,850)	(64,139)
Derivative assets due to accrued interest	(223)	(150,869)	(40,654)
Derivative liabilities due to accrued interest	12,436	93,482	50,354
Other assets	(883)	(1,429)	(1,809)
Affordable Housing Program liability	(7,824)	30,064	6,592
Accrued interest payable	(66,681)	61,394	31,998
Other liabilities (a)	24,057	7,828	29,385
Total adjustments	(457,962)	121,330	156,333
Net cash provided by (used in) operating activities	14,626	681,808	635,802
Investing activities
Net change in:
Interest-bearing deposits	(278,148)	(53,440)	235,061
Securities purchased under agreements to resell	(10,890,000)	(1,395,000)	4,450,000
Federal funds sold	(1,000,000)	2,686,000	(3,643,000)
Deposits with other FHLBanks	46	255	(67)
Premises, software, and equipment	(20,627)	(27,366)	(21,508)
Trading securities:
Purchased	(13,258,945)	(5,550,105)	(1,881,028)
Repayments	2,489,363	1,216,237	270,930
Proceeds from sales	1,199,179	349,383	100,164
Equity Investments:
Purchased	(6,055)	(3,846)	-
Proceeds from sales	2,054	1,825	-
Available-for-sale securities:
Purchased	(621,869)	-	(2,075)
Repayments	76,499	105,551	129,872
Proceeds from sales	-	-	1,788
Held-to-maturity securities:
Long-term securities
Purchased	(2,382,169)	(3,520,254)	(4,478,887)
Repayments (b)	3,015,579	3,858,408	2,686,796
Advances:
Principal collected	1,125,987,329	1,107,754,440	1,060,666,397
Made	(1,120,949,550)	(1,090,480,856)	(1,074,132,845)
Mortgage loans held-for-portfolio:
Principal collected	313,813	264,643	268,375
Purchased	(566,416)	(301,694)	(425,106)
Proceeds from sales of REO	2,666	2,799	4,135
Net change in loans to other FHLBanks	250,000	(250,000)	255,000
Net cash provided by (used in) investing activities	(16,637,251)	14,656,980	(15,515,998)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
Financing activities
Net change in:
Deposits and other borrowings	$62,195	$(123,357)	$(13,268)
Derivative contracts with financing element	(16,542)	(8,457)	(18,464)
Consolidated obligation bonds:
Proceeds from issuance	99,473,389	111,130,060	93,274,082
Payments for maturing and early retirement	(105,040,533)	(126,220,249)	(78,726,129)
Consolidated obligation discount notes:
Proceeds from issuance	1,272,192,911	1,177,557,595	1,191,518,054
Payments for maturing	(1,248,877,475)	(1,176,600,469)	(1,191,264,042)
Capital stock:
Proceeds from issuance of capital stock	8,280,054	7,977,851	6,450,844
Payments for repurchase/redemption of capital stock	(8,563,003)	(8,653,301)	(6,005,596)
Redemption of mandatorily redeemable capital stock	(4,900)	(22,856)	(14,499)
Cash dividends paid (c)	(365,636)	(417,602)	(345,152)
Net cash provided by (used in) financing activities	17,140,460	(15,380,785)	14,855,830
Net increase (decrease) in cash and due from banks	517,835	(41,997)	(24,366)
Cash and due from banks at beginning of the period (d)	85,406	127,403	151,769
Cash and due from banks at end of the period (d)	$603,241	$85,406	$127,403

Supplemental disclosures:
Interest paid	$1,905,145	$1,714,564	$1,064,684
Interest paid for Discount Notes (e)	$1,268,051	$878,103	$371,993
Affordable Housing Program payments (f)	$60,376	$32,318	$46,825
Transfers of mortgage loans to real estate owned	$773	$1,090	$1,071
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$(640)	$257	$-
Capital stock subject to mandatory redemption reclassified from equity	$4,184	$8,756	$3,009
Securities traded but not settled	$-	$149,874	$-
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (g)	$1,597,207	$-	$-

Notes to Supplemental Disclosure:

The following non-cash transactions were not included in the Statements of Cash Flows in the twelve months ended December 31, 2019:

(a)	The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019. For cash flow information on operating leases outstanding at December 31, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.
(b)	Non-cash paydowns on HTM securities were $3.8 million.

Other Notes

(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from banks did not include any restricted cash or cash equivalents. Includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information.
(e)	Interest paid disclosures have been supplemented for the years ended December 31, 2019, 2018 and 2017 under the disclosure guidance provided under ASU 2016-15, Statements of Cash flows (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”, which the FHLBNY adopted on January 1, 2018: the line item, Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(g)	As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. The most significant of these policies include derivative hedging relationships, estimating the fair values of certain assets and liabilities, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and evaluating the impairment of the FHLBNY’s securities portfolios.

Financial Instruments with Legal Right of Offset

The FHLBNY has derivative instruments, and securities purchased under agreements to resell that are subject to enforceable master netting arrangements.  The FHLBNY has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

On a recurring basis, fair values were measured and recorded in the Statements of Condition for derivatives, available-for-sale securities (AFS or AFS securities), securities designated as trading, equity investments, and financial instruments elected under the Fair Value Option (FVO).

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

Fair values of investments classified as AFS securities — The FHLBNY’s investments classified as AFS are primarily GSE-issued mortgage-backed securities (MBS), which are recorded at fair values. The MBS fair values are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics. The FHLBNY has established that the pricing vendors use methods that

Federal Home Loan Bank of New York

Notes to Financial Statements

generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2019 and 2018, see financial statements, Note 18.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies a debt security at the date of acquisition as trading, held-to-maturity or available-for-sale. Investments designated as held-to-maturity and available-for-sale are primarily GSE-issued mortgage-backed securities, and a small portfolio of bonds issued by housing finance agencies. Investments designated as trading are primarily U.S. Treasury securities. Purchases and sales of securities are recorded on a trade date basis. Prepayments are estimated for purposes of amortizing premiums and accreting discounts on investment securities in accordance with accounting standards for investments in debt securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument. Because actual prepayments often deviate from the estimates, the effective yield is recalculated periodically to reflect actual prepayments to date. Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

The Bank’s trading portfolio is to enhance the FHLBNY’s liquidity position, and is invested typically in U.S. Treasury securities and GSE-issued bonds. The securities are carried at fair value with changes in the fair value of these investments recorded in Other income. The Bank does not participate in speculative trading practices and holds these investments indefinitely as the FHLBNY periodically evaluates its liquidity needs.

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

In accordance with accounting standards for investments in debt securities, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition. As permitted by the new hedge accounting guidance under ASU 2017-12, effective January 1, 2019 the FHLBNY made a one-time election and transferred $1.6 billion (amortized cost basis) of unimpaired fixed-rate GSE-issued commercial mortgage-backed securities from HTM to AFS.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Equity Securities — Adoption at January 1, 2018 of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as an amendment to Financial Instruments — Overall (Subtopic 825-10) provided guidance on the measurement and classification of equity investments. Effective with the adoption of the ASU, the FHLBNY measures its equity investments at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. Prior to the adoption of the ASU, the FHLBNY classified its equity investments as AFS. The FHLBNY’s equity investments comprise of mutual fund assets in grantor trust owned by the FHLBNY. The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded retirement plans. Prior period financial statements were not required to be restated under the transition provisions of this ASU.

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

The FHLBNY has experienced de minimis OTTI in the most recent past on a small portfolio of private-label mortgage-backed securities (PLMBS). To assess whether the amortized cost basis of the FHLBNY’s (PLMBS) will be recovered in future periods, the FHLBNY performs OTTI analysis by cash flow testing its entire portfolio of private-label MBS (PLMBS), all of which were classified as held-to-maturity.

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

Advances

Accounting for Advances.  The FHLBNY reports advances at amortized cost, net of any discounts and premiums (discounts are generally associated with advances for the Affordable Housing Program).  If the advance is hedged in an ASC 815 qualifying hedge, its carrying value will include hedging valuation adjustments, which will typically be the result of changes in designated benchmark index.  If an advance is accounted under the Fair Value Option, the carrying value of the advances elected will be its full fair value.

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

Mortgage Loans Held-for-Portfolio

Mortgage Partnership Finance® program loans, or (MPF®), are mortgage loans held-for-portfolio. The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members (Participating Financial Institutions or PFIs).

Credit Enhancement Obligations and Loss Layers. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (FLA) for which the maximum exposure is estimated to be $40.2 million at December 31, 2019 and $35.8 million at December 31, 2018.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY. For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY. For most MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. For loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to

Federal Home Loan Bank of New York

Notes to Financial Statements

determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk. Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk. The credit enhancement becomes an obligation of the PFI.

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

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $1.6 million at December 31, 2019 and $2.3 million at December 31, 2018.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit losses calculated on a collective basis and on an individual basis summed to $0.7 million and $0.8 million at December 31, 2019 and 2018.

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

Mandatorily redeemable capital stock at December 31, 2019 and 2018 represented capital stocks held by former members.

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

Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and posted to derivative counterparties. The FHLBNY has no foreign currency assets, liabilities or hedges.

FHLBNY’s derivative and hedge accounting policies under ASC 815, as amended by ASU 2017-12, are summarized in Note 17. Derivatives and Hedging.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FHLBNY adopted the standards effective January 1, 2019. Leases are recognized on the balance sheet as a lease liability with a right-of-use asset as an offset. See Operating lease commitment disclosures in Note 19. Commitments and Contingencies.

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

The ASU also required certain equity investments to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category under pre-ASU legacy standards. Our analysis of this provision in the ASU identified certain mutual fund assets in grantor trust that were designated as available-for-sale and subject to this provision of the ASU. The adoption of the guidance on January 1, 2018, resulted in an immaterial cumulative catch-up reclassification of the fair values of the trust assets from AOCI to retained earnings. Prior period financial statements were not required to be restated under the transition provisions of this ASU.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Financial Accounting Standards Board (“FASB”) Standards Adopted

Recently Adopted Accounting Guidance:

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Derivatives and Hedging

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815) Issued in August 2017	This guidance amends the accounting for derivatives and hedging activities to better portray the economic results of an entity's risk management activities in its financial statements. In addition to that main objective, the amendments in this ASU made certain targeted improvements to simplify the application of the hedge accounting guidance in pre-existing GAAP. The new guidance also requires that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item.	This guidance became effective for the FHLBNY for the interim and annual periods beginning on January 1, 2019.	While this is a change in presentation from the legacy standards, the impact for the FHLBNY was not material. The amended presentation was applied prospectively in the Statements of income and prior period comparative financial information was not reclassified to conform to current presentation. ASU 2017-12 allowed a one-time transfer of fixed-rate, pre-payable debt securities from HTM to AFS. The FHLBNY transferred $1.6 billion of HTM securities into AFS classification effective January 1, 2019 as a one-time transfer permitted under the standard. Other than changes in disclosures as required under the ASU and a one-time election to transfer the HTM securities to AFS, adoption did not have a material effect on the FHLBNY’s financial condition, results of operations, and cash flows.

ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815) Issued in October 2018	The new ASU added the OIS rate based on SOFR as a U.S. benchmark rate to facilitate the LIBOR to SOFR transition.	The amendments in the ASU became effective for the FHLBNY concurrently with the adoption of ASU 2017-12 on January 1, 2019.	The FHLBNY has adopted OIS/SOFR as another ASC 815 hedging benchmark for its interest rate risk management objectives. The FHLBNY’s primary benchmark for hedges under ASC 815 remains LIBOR. Beginning in the first quarter, the FHLBNY has also executed hedges under ASC 815 designating the FED funds OIS index (FF/OIS) as a benchmark rate. For further information, see Note 17 Derivatives and Hedging Activities.

Leases

ASU 2016-02, Leases (Topic 842) Issued in February 2016	This guidance amends the accounting for lease arrangements. In particular, it requires a lessee of operating and financing leases to recognize on the statements of condition, a right-of-use asset and a lease liability for leases.	This guidance became effective for the FHLBNY for the interim and annual periods beginning on January 1, 2019.	At January 1, 2019, we recognized lease liabilities of $83.9 million and right-of-use assets of $71.6 million, primarily related to operating premise leases. Other than the recognition of leases on the balance sheet, adoption on January 1, 2019 did not result in material changes to the recognition of operating lease expense in the FHLBNY’s Statements of income. For further information, see Note 19. Commitments and Contingencies.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 2.          FASB Standards Issued But Not Yet Adopted.

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2020-04, Reference Rate Reform (Topic 848) Issued in March 2020	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:

• contract modifications,
• hedging relationship, and
	• sale or transfer of debt securities classified as HTM.	This guidance is effective for the FHLBNY beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022.	We are in the process of evaluating the guidance, and its effect on the financial condition, results of operations, and cash flows has not yet been determined.
Accounting for Financial Instruments — Credit Losses

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Issued in June 2016	The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including Federal funds sold and repurchase agreements, advances, mortgage loans held-for-portfolio, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions.	The FHLBNY will adopt the ASU effective January 1, 2020.	We have concluded our assessment of the impact of CECL on all our business lines, including advances, investments and other financial assets. Adoption of the guidance will increase our allowances for credit losses by $3.8 million, which we consider to be an immaterial impact on our regulatory capital, financial condition, results of operations, and cash flows. The CECL guidance also expands credit quality disclosures beginning in the first quarter of 2020. We have established controls and validation processes over models pertaining to expected losses, and have also designed and established as of January 1, 2020 policies and control procedures over the implementation of the CECL framework.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks. The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balance at December 31, 2019 and December 31, 2018.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $45.4 million at December 31, 2019 and $86.1 million at December 31, 2018. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

At December 31, 2019 and 2018, the outstanding balances of Securities purchased under agreements to resell were $15.0 billion and $4.1 billion; the investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. U.S. Treasury securities at market values of $15.2 billion and $4.2 billion were received at BONY to collateralize the overnight investments at December 31, 2019 and 2018. Securities purchased under agreements to resell averaged $8.3 billion and $4.1 billion for the twelve months ended December 31, 2019 and 2018. Interest income from securities purchased under agreements to resell were $178.6 million, $78.3 million and $25.5 million for the years ended 2019, 2018 and 2017. No overnight investments had been executed bilaterally with counterparties at December 31, 2019 and 2018. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. No credit loss allowance was recorded at January 1, 2020 for investments in Federal funds sold and Securities purchased under agreements to resell due to the de minimis nature of the allowance.

Note 5.	Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at December 31, 2019 and December 31, 2018 (in thousands):

Fair value	December 31, 2019	December 31, 2018
GSE securities	$-	$502,849
Corporate notes	3,217	3,334
U.S. Treasury notes	15,315,592	5,304,329
Total trading securities	$15,318,809	$5,810,512

The carrying values of trading securities included net unrealized fair value gains of $53.1 million at December 31, 2019, and $2.6 million at December 31, 2018. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $251.2 million at December 31, 2019 and $239.8 million at December 31, 2018 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$869	$2,348	$3,217
U.S. Treasury notes	6,176,952	9,138,640	15,315,592
Total trading securities	$6,177,821	$9,140,988	$15,318,809
Yield on trading securities	2.36%	2.36%

	December 31, 2018
	Due in one year or less	Due after one year through five years	Total Fair Value
GSE securities	$502,849	$-	$502,849
Corporate notes	-	3,334	3,334
U.S. Treasury notes	3,171,130	2,133,199	5,304,329
Total trading securities	$3,673,979	$2,136,533	$5,810,512
Yield on trading securities	2.05%	2.14%

Note 6.	Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,322	$-	$-	$1,322
Equity funds	28,650	8,312	(623)	36,339
Fixed income funds	22,104	412	(130)	22,386
Total Equity Investments (a)	$52,076	$8,724	$(753)	$60,047

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,250	$-	$-	$1,250
Equity funds	25,788	2,481	(1,674)	26,595
Fixed income funds	21,036	7	(709)	20,334
Total Equity Investments (a)	$48,074	$2,488	$(2,383)	$48,179

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

In the Statements of Income gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2019	2018
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$7,866	$(5,098	)(a)
Net gains (losses) recognized during the period on equity investments sold during the period	17	279
Net dividend and other	1,960	-
Net gains (losses) recognized during the period	$9,843	$(4,819)

(a)	Prior year beginning balance was reclassified to conform to the classification adopted in 2019.

Note 7.	Available-for-Sale Securities.

As permitted by the new hedge accounting guidance under ASU 2017-12, effective January 1, 2019 the FHLBNY made a one-time election and transferred at an amortized cost basis of $1.6 billion (unrealized fair value loss was $13.5 million) of unimpaired fixed-rate GSE-issued commercial mortgage-backed securities from HTM to AFS. The carrying value of an AFS security equals its fair value. At December 31, 2019 and at December 31, 2018, no AFS security was OTTI. The following tables provide major security types (in thousands):

	December 31, 2019
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$339,419	$2,164		$(74)		$341,509
CMBS	2,539	1		-		2,540
Total Floating	341,958	2,165		(74)		344,049
Fixed
CMBS	2,213,592	99,532		(3,755)		2,309,369
AFS before hedging adjustments	$2,555,550	$101,697	(a)	$(3,829	)(a)	$2,653,418
Hedging basis adjustments in AOCI	11,593	14,925	(b)	3,332	(b)	-
Total Available-for-sale securities	$2,567,143	$86,772		$(497)		$2,653,418

	December 31, 2018
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	$402,540	$4,011		$-		$406,551
CMBS-Floating	15,642	23		-		15,665
Total Available-for-sale securities	$418,182	$4,034		$-		$422,216

(a)	Amounts represents vendor priced gains/losses of AFS securities based on market pricing and historical amortized cost adjusted for pay downs and amortization of premiums and discounts; amounts are before adjusting book values for hedge basis adjustments, and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed internally to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis that were recorded as an adjustment to the amortized cost of hedged securities, impacting reported unrealized gains and losses. Securities in a fair value hedging relationship at December 31, 2019 reported $11.6 million as hedging basis and will agree with fair value hedging basis recorded in AOCI. The hedging basis adjustment had no impact on reported fair values, which remained market based.

Federal Home Loan Bank of New York

Notes to Financial Statements

Impairment Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations and CMBS. The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2019 unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position. At December 31, 2018, there was no available-for-sale debt security at a fair value below its amortized cost basis.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$32,012	$(65)	$-	$-	$32,012	$(65)
Fannie Mae-CMBS	-	-	-	-	-	-
Freddie Mac-CMO	7,071	(9)	-	-	7,071	(9)
Freddie Mac-CMBS	129,496	(423)	-	-	129,496	(423)

Total	$168,579	$(497)	$-	$-	$168,579	$(497)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due in one year of less	$2,539	$2,540	$-	$-
Due after one year through five years	-	-	15,642	15,665
Due after five year through ten years	2,189,350	2,273,352	-	-
Due after ten years	375,254	377,526	402,540	406,551

Total Available-for-sale securities	$2,567,143	$2,653,418	$418,182	$422,216

(a) The carrying value of AFS securities equals fair value.

(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $30.4 million and net unamortized discounts of $1.5 million at December 31, 2019 and December 31, 2018. Additionally, historical amortized cost at December 31, 2019 was adjusted for hedging basis as noted previously. No AFS security was OTTI.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$339,419	$341,509	$402,540	$406,551
CMBS - LIBOR	2,539	2,540	15,642	15,665
Total Floating	341,958	344,049	418,182	422,216
Fixed
CMBS	2,225,185	2,309,369	-	-

Total Mortgage-backed securities	$2,567,143	$2,653,418	$418,182	$422,216

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.	Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses(a)	Value
Pools of Mortgages
Fannie Mae	$61,990	$-	$61,990	$6,255	$-	$68,245
Freddie Mac	11,526	-	11,526	1,135	-	12,661
Total pools of mortgages	73,516	-	73,516	7,390	-	80,906

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,403,787	-	1,403,787	4,281	(3,130)	1,404,938
Freddie Mac	878,068	-	878,068	2,871	(2,526)	878,413
Ginnie Mae	9,265	-	9,265	113	-	9,378
Total CMOs/REMICs	2,291,120	-	2,291,120	7,265	(5,656)	2,292,729

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,822,310	-	1,822,310	16,796	(1,372)	1,837,734
Freddie Mac	9,815,215	-	9,815,215	215,919	(18,584)	10,012,550
Total commercial mortgage-backed securities	11,637,525	-	11,637,525	232,715	(19,956)	11,850,284

Non-GSE MBS (c)
CMOs/REMICs	4,451	(331)	4,120	56	(30)	4,146

Asset-Backed Securities (c)
Manufactured housing (insured)	28,618	-	28,618	1,175	-	29,793
Home equity loans (insured)	61,186	(4,062)	57,124	17,912	-	75,036
Home equity loans (uninsured)	23,322	(3,178)	20,144	4,209	(146)	24,207
Total asset-backed securities	113,126	(7,240)	105,886	23,296	(146)	129,036

Total MBS	14,119,738	(7,571)	14,112,167	270,722	(25,788)	14,357,101

Other
State and local housing finance agency obligations	1,122,315	-	1,122,315	400	(23,210)	1,099,505

Total Held-to-maturity securities	$15,242,053	$(7,571)	$15,234,482	$271,122	$(48,998)	$15,456,606

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2018
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$74,301	$-	$74,301	$4,355	$-	$78,656
Freddie Mac	13,673	-	13,673	953	-	14,626
Total pools of mortgages	87,974	-	87,974	5,308	-	93,282

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,752,909	-	1,752,909	5,057	(6,642)	1,751,324
Freddie Mac	1,079,824	-	1,079,824	4,971	(3,069)	1,081,726
Ginnie Mae	11,610	-	11,610	181	-	11,791
Total CMOs/REMICs	2,844,343	-	2,844,343	10,209	(9,711)	2,844,841

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,596,388	-	2,596,388	888	(37,525)	2,559,751
Freddie Mac	10,635,137	-	10,635,137	59,025	(65,374)	10,628,788
Total commercial mortgage-backed securities	13,231,525	-	13,231,525	59,913	(102,899)	13,188,539

Non-GSE MBS (c)
CMOs/REMICs	6,158	(380)	5,778	327	(42)	6,063

Asset-Backed Securities (c)
Manufactured housing (insured)	35,528	-	35,528	1,490	-	37,018
Home equity loans (insured)	69,583	(6,214)	63,369	24,940	(14)	88,295
Home equity loans (uninsured)	42,426	(4,467)	37,959	5,886	(472)	43,373
Total asset-backed securities	147,537	(10,681)	136,856	32,316	(486)	168,686

Total MBS	16,317,537	(11,061)	16,306,476	108,073	(113,138)	16,301,411

Other

State and local housing finance agency obligations	1,168,350	-	1,168,350	202	(24,207)	1,144,345

Total Held-to-maturity securities	$17,485,887	$(11,061)	$17,474,826	$108,275	$(137,345)	$17,445,756

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing. As permitted by the new hedge accounting guidance effective January 1, 2019, the FHLBNY elected to transfer fixed-rate GSE-issued CMBS at amortized cost basis of $1.6 billion from HTM to AFS.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed to be OTTI, amortized cost represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $3.7 million at December 31, 2019 and $4.5 million at December 31, 2018, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$124,654	$(1)	$216,241	$(23,209)	$340,895	$(23,210)
MBS Investment Securities
MBS-GSE
Fannie Mae	370,710	(335)	982,923	(4,167)	1,353,633	(4,502)
Freddie Mac	1,922,472	(11,531)	1,688,774	(9,579)	3,611,246	(21,110)
Total MBS-GSE	2,293,182	(11,866)	2,671,697	(13,746)	4,964,879	(25,612)
MBS-Private-Label	21	-	9,325	(462)	9,346	(462)
Total MBS	2,293,203	(11,866)	2,681,022	(14,208)	4,974,225	(26,074)
Total	$2,417,857	$(11,867)	$2,897,263	$(37,417)	$5,315,120	$(49,284)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$304,671	$(29)	$231,022	$(24,178)	$535,693	$(24,207)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,212,164	(1,787)	2,134,166	(42,380)	3,346,330	(44,167)
Freddie Mac	3,999,726	(14,431)	3,157,646	(54,012)	7,157,372	(68,443)
Total MBS-GSE	5,211,890	(16,218)	5,291,812	(96,392)	10,503,702	(112,610)
MBS-Private-Label	4,635	(24)	23,138	(600)	27,773	(624)
Total MBS	5,216,525	(16,242)	5,314,950	(96,992)	10,531,475	(113,234)
Total	$5,521,196	$(16,271)	$5,545,972	$(121,170)	$11,067,168	$(137,441)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $23.2 million and $24.2 million at December 31, 2019 and 2018. Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing our investments in the HFA bonds to the “AA municipal sector”. The bonds are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations. The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond. In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. A credit loss allowance of $0.8 million will be recorded effective January 1, 2020 as an adjustment to the amortized cost balance of housing finance agency bonds. We consider the amount to be immaterial to our financial condition, results of operations and cash flows.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	9,770	9,781	20,300	20,194
Due after five years through ten years	36,810	36,250	27,670	27,228
Due after ten years	1,075,735	1,053,474	1,120,380	1,096,923
State and local housing finance agency obligations	1,122,315	1,099,505	1,168,350	1,144,345

Mortgage-backed securities
Due in one year or less	613,863	619,948	369,989	367,636
Due after one year through five years	4,102,650	4,142,443	4,587,009	4,590,849
Due after five years through ten years	6,648,746	6,815,921	8,201,200	8,157,858
Due after ten years	2,754,479	2,778,789	3,159,339	3,185,068
Mortgage-backed securities	14,119,738	14,357,101	16,317,537	16,301,411

Total Held-to-maturity securities	$15,242,053	$15,456,606	$17,485,887	$17,445,756

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $72.5 million and $63.7 million (net of unamortized discounts) and before OTTI adjustments at December 31, 2019 and December 31, 2018.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2019		December 31, 2018
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$507,026	$506,695	$680,247	$679,867
Floating	1,788,297	1,788,297	2,169,384	2,169,384
Total CMO	2,295,323	2,294,992	2,849,631	2,849,251
CMBS
Fixed	8,351,180	8,351,180	8,348,709	8,348,709
Floating	3,286,345	3,286,345	4,882,816	4,882,816
Total CMBS	11,637,525	11,637,525	13,231,525	13,231,525
Pass Thru (a)
Fixed	171,889	164,649	204,281	193,601
Floating	15,001	15,001	32,100	32,099
Total Pass Thru	186,890	179,650	236,381	225,700
Total MBS	14,119,738	14,112,167	16,317,537	16,306,476
State and local housing finance agency obligations
Fixed	5,525	5,525	6,770	6,770
Floating	1,116,790	1,116,790	1,161,580	1,161,580
Total State and local housing finance agency obligations	1,122,315	1,122,315	1,168,350	1,168,350
Total Held-to-maturity securities	$15,242,053	$15,234,482	$17,485,887	$17,474,826

(a)	Includes MBS supported by pools of mortgages.

Federal Home Loan Bank of New York

Notes to Financial Statements

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (PLMBS) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. De minimis OTTI losses of $0.6 million and $0.1 million were recorded during 2019 and 2018. Based on cash flow testing, the Bank believes no material OTTI exists for the remaining investments. The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2019, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. The CECL methodology was substantially unchanged for mortgage-backed securities from the (pre-CECL) OTTI methodology. No credit loss allowance was necessary for mortgage-backed securities as of January 1, 2020.

The following table provides rollforward information about the cumulative credit losses and other components of OTTI that will be recognized in future periods as recoveries (in thousands):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$16,584	$22,731	$29,117
Additional credit losses for which an OTTI charge was previously recognized	640	141	-
Realized credit losses	-	(49)	(269)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(2,787)	(6,239)	(6,117)
Ending balance	$14,437	$16,584	$22,731

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 9.	Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$-	-%	-%	$4,282	3.35%	-%
Due in one year or less	69,206,283	1.99	68.93	68,305,214	2.52	64.79
Due after one year through two years	8,727,277	2.16	8.69	18,019,447	2.46	17.09
Due after two years through three years	6,214,853	2.32	6.19	6,471,750	2.38	6.14
Due after three years through four years	3,032,507	2.68	3.02	3,505,420	2.61	3.32
Due after four years through five years	2,709,805	2.02	2.70	2,078,462	2.97	1.97
Thereafter	10,505,353	2.13	10.47	7,049,282	2.51	6.69

Total par value	100,396,078	2.06%	100.00%	105,433,857	2.51%	100.00%

Hedge valuation basis adjustments (b)	299,163			(255,024)

Total	$100,695,241			$105,178,833

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark rates. The FHLBNY’s primary benchmark rate is LIBOR; the FHLBNY may also hedge to the OIS/FF index and OIS/SOFR index.

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, Current Expected Credit Losses (CECL), which upon adoption on January 1, 2020, requires earlier recognition of credit losses. The FASB’s CECL framework utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses. In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. No credit loss allowance was necessary for advances as of January 1, 2020.

Summarized below are the FHLBNY’s pre-CECL credit loss allowance methodology at December 31, 2019, which generally requires that a loss be incurred before it is recognized.

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

Advances borrowed by insurance companies accounted for 24.9% and 21.1% of total advances at December 31, 2019 and December 31, 2018. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an on-site review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. As of December 31, 2019 and December 31, 2018, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$174,291	5.57%	$196,551	6.82%
Fixed long-term single-family mortgages	2,953,453	94.43	2,686,866	93.18
Total par value	3,127,744	100.00%	2,883,417	100.00%

Unamortized premiums	46,442		45,451
Unamortized discounts	(1,562)		(1,761)
Basis adjustment (b)	1,381		937
Total mortgage loans held-for-portfolio	3,174,005		2,928,044
Allowance for credit losses	(653)		(814)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$3,173,352		$2,927,230

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $40.2 million and $35.8 million at December 31, 2019 and December 31, 2018. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $2.5 million in 2019 and 2018, and $2.4 million in 2017. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Allowance Methodology for Mortgage Loan Losses

In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. An additional credit loss allowance of $3.0 million will be recorded effective January 1, 2020 as a reduction to the amortized cost balance of mortgage loans. We consider the amount to be immaterial to our financial condition, results of operations and cash flows.

Summarized below is the FHLBNY’s existing pre-CECL allowance methodology at December 31, 2019, which generally requires that a loss be incurred before it is recognized.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans. All other types of mortgage loans were insignificant and no allowances were necessary. The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2019	2018	2017
Allowance for credit losses:
Beginning balance	$814	$992	$1,554
Charge-offs	(19)	(172)	(580)
Recoveries	-	365	305
Provision (Reversal) for credit losses on mortgage loans	(142)	(371)	(287)
Ending balance	$653	$814	$992

	December 31,
	2019	2018	2017
Ending balance, individually evaluated for impairment	160	$238	$210
Ending balance, collectively evaluated for impairment	493	576	782
Total Allowance for credit losses	$653	$814	$992

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2019	December 31, 2018
Total Mortgage loans, carrying values net of allowance for credit losses (a)	$3,173,352	$2,927,230
Non-performing mortgage loans - Conventional (a)(b)	$6,899	$8,453
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$3,935	$5,501

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB, and would not agree to data reported in other tables at “recorded investment,” which includes interest receivable.

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$9,061	$9,025	$-	$10,169
With a related allowance	1,412	1,408	160	987
Total individually measured for impairment	$10,473	$10,433	$160	$11,156

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$10,507	$10,443	$-	$12,681
With a related allowance	993	974	238	1,161
Total individually measured for impairment	$11,500	$11,417	$238	$13,842

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the recorded investments in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average recorded investment for the twelve months ended December 31, 2019 and 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$222,266	$217,000	$-	$227,695
Uninsured loans	2,956,793	2,900,311	493	2,794,030
Total loans collectively measured for impairment	$3,179,059	$3,117,311	$493	$3,021,725

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$233,064	$227,268	$-	$237,144
Uninsured loans	2,697,827	2,644,732	576	2,660,060
Total loans collectively measured for impairment	$2,930,891	$2,872,000	$576	$2,897,204

(a)	Represents the average recorded investment for the twelve months ended December 31, 2019 and 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recorded investments in MPF loans that were past due, and real estate owned are summarized below. Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2019		December 31, 2018
	Conventional	Insured	Conventional	Insured
Mortgage loans:	MPF Loans	Loans	MPF Loans	Loans
Past due 30 - 59 days	$15,775	$11,418	$17,635	$12,724
Past due 60 - 89 days	3,424	2,611	2,683	3,025
Past due 90 - 179 days	1,742	1,391	1,169	1,663
Past due 180 days or more	5,177	2,756	7,316	4,216
Total past due	26,118	18,176	28,803	21,628
Total current loans	2,941,148	204,090	2,680,524	211,436
Total mortgage loans	$2,967,266	$222,266	$2,709,327	$233,064
Other delinquency statistics:
Loans in process of foreclosure, included above	$4,198	$2,408	$5,149	$3,343
Number of foreclosures outstanding at period end	31	14	37	27
Serious delinquency rate (a)	0.24%	1.87%	0.31%	2.52%
Serious delinquent loans total used in calculation of serious delinquency rate	$7,223	$4,147	$8,525	$5,879
Past due 90 days or more and still accruing interest	$-	$4,147	$-	$5,879
Loans on non-accrual status	$6,919	$-	$8,485	$-
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$7,711	$1,028	$7,398	$823
Modified loans under MPF® program	$1,138	$-	$1,423	$-
Real estate owned	$293		$767

(a)	Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.
(b)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 11.	Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	December 31, 2019	December 31, 2018
Interest-bearing deposits
Interest-bearing demand	$1,144,519	$1,002,587
Term (a)	15,000	40,000
Total interest-bearing deposits	1,159,519	1,042,587
Non-interest-bearing demand	34,890	20,050
Total deposits (b)	$1,194,409	$1,062,637

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount Outstanding	Average Interest Rate (b)	Amount Outstanding	Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,159,519	2.03%	$1,042,587	1.73%
Non-interest-bearing deposits	34,890		20,050
Total deposits	$1,194,409		$1,062,637

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

Note12.	Consolidated Obligations.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Consolidated obligation bonds-amortized cost	$78,179,661	$83,764,337
Hedge valuation basis adjustments	377,000	238,150
Hedge basis adjustments on de-designated hedges	139,605	131,497
FVO - valuation adjustments and accrued interest	67,043	19,792
Total Consolidated obligation bonds	$78,763,309	$84,153,776
Discount notes-amortized cost	$73,955,552	$50,631,066
Hedge value basis adjustments	(105)	-
FVO - valuation adjustments and remaining accretion	3,758	9,172

Total Consolidated obligation discount notes	$73,959,205	$50,640,238

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2019			December 31, 2018
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$62,319,595	1.77%	79.79%	$64,893,475	2.29%	77.48%
Over one year through two years	4,061,125	2.10	5.20	7,555,545	2.38	9.02
Over two years through three years	2,817,715	2.22	3.61	2,586,325	2.48	3.09
Over three years through four years	1,538,835	2.69	1.97	2,181,750	2.39	2.60
Over four years through five years	1,240,735	2.60	1.58	1,435,235	2.73	1.71
Thereafter	6,130,800	3.34	7.85	5,105,650	3.45	6.10

Total par value	78,108,805	1.96%	100.00%	83,757,980	2.39%	100.00%

Bond premiums (b)	95,560			42,647
Bond discounts (b)	(24,704)			(36,290)
Hedge valuation basis adjustments (c)	377,000			238,150
Hedge basis adjustments on de-designated hedges (d)	139,605			131,497
FVO (e) - valuation adjustments and accrued interest	67,043			19,792

Total Consolidated obligation-bonds	$78,763,309			$84,153,776

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate. LIBOR is the primary benchmark index; the FHLBNY may also hedge to the FF/OIS index and the FF/SOFR index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments represent changes in the entire fair values of CO bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$32,588,805	41.72%	$22,745,980	27.16%
Fixed-rate, callable	4,803,000	6.15	4,966,000	5.93
Step Up, callable	15,000	0.02	880,000	1.05
Single-index floating rate	40,702,000	52.11	55,166,000	65.86

Total par value	$78,108,805	100.00%	$83,757,980	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Par value	$74,094,586	$50,805,481
Amortized cost	$73,955,552	$50,631,066
Hedge value basis adjustments	(105)	-
FVO (a) - valuation adjustments and remaining accretion	3,758	9,172
Total discount notes	$73,959,205	$50,640,238

Weighted average interest rate	1.60%	2.34%

(a)	Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 13. Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$161,718	$131,654	$125,062
Additions from current period's assessments	52,552	62,382	53,417
Net disbursements for grants and programs	(60,376)	(32,318)	(46,825)
Ending balance	$153,894	$161,718	$131,654

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $5.8 billion and $6.1 billion at December 31, 2019 and 2018.

Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

•	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY introduced a $100 million cap on membership stock per member effective January 1, 2019.

•	Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount. Excess activity-based capital stock is repurchased daily.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2019		December 31, 2018
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,107,356	$7,584,829	$797,783	$7,765,726
Total capital-to-asset ratio	4.00%	4.68%	4.00%	5.38%
Total capital (b)	$6,482,481	$7,584,829	$5,775,256	$7,765,726
Leverage ratio	5.00%	7.02%	5.00%	8.07%
Leverage capital (c )	$8,103,101	$11,377,244	$7,219,070	$11,648,589

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	December 31, 2019	December 31, 2018
Redemption less than one year	$835	$229
Redemption from one year to less than three years	371	1,068
Redemption from three years to less than five years	402	425
Redemption from five years or greater	3,521	4,123
Total	$5,129	$5,845

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$5,845	$19,945	$31,435
Capital stock subject to mandatory redemption
reclassified from equity	4,184	8,756	3,009
Redemption of mandatorily redeemable capital stock (a)	(4,900)	(22,856)	(14,499)
Ending balance	$5,129	$5,845	$19,945
Accrued interest payable (b)	$84	$112	$305

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates for the three months ended December 31, 2019, 2018 and 2017 were 6.35%, 6.90% and 6.00%. Accrual rates are based on estimated dividend rates.

Federal Home Loan Bank of New York

Notes to Financial Statements

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $685.8 million and $591.3 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2019 and December 31, 2018.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2019	2018	2017
Net income	$472,588	$560,478	$479,469

Net income available to stockholders	$472,588	$560,478	$479,469

Weighted average shares of capital	55,511	61,798	62,800
Less: Mandatorily redeemable capital stock	(60)	(140)	(215)
Average number of shares of capital used to calculate earnings per share	55,451	61,658	62,585

Basic earnings per share	$8.52	$9.09	$7.66

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2019	2018	2017
Defined Benefit Plan	$9,976	$10,066	$7,455
Benefit Equalization Plans (defined benefit and defined contribution)	7,613	6,838	5,705
Defined Contribution Plans	2,501	2,329	2,122
Postretirement Health Benefit Plan	(230)	(1,145)	(86	)(a)

Total retirement plan expenses	$19,860	$18,088	$15,196

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2019	2018	2017
Net pension cost charged to compensation and benefit expense for the year ended December 31	$9,976	$10,066	$7,455
Contributions allocated to plan year ended June 30	$9,696	$10,158	$7,409 (a)
Pentegra DB Plan funded status as of July 1 (b)	108.59%	109.86%	111.30%
FHLBNY's funded status as of July 1 (c)	108.67%	114.77%	115.79%

(a)	Contributions by the FHLBNY were not more than 5% of the total contribution made to the multi-employer plan by all participants for the plan year ended June 30 of the prior year. The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2018.
(b)	Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2020 for the plan year ended June 30, 2019. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(c)	Based on cash contributions made through December 31, 2019 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2019	2018
Accumulated benefit obligation	$67,274	$52,288
Effect of future salary increases	11,032	10,819
Projected benefit obligation	78,306	63,107
Unrecognized prior service (cost)/credit	(1,548)	-
Unrecognized net (loss)/gain	(31,954)	(22,980)

Accrued pension cost	$44,804	$40,127

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2019	2018
Projected benefit obligation at the beginning of the year	$63,107	$63,089
Service cost	1,265	1,095
Interest cost	2,544	2,155
Benefits paid	(2,011)	(1,824)
Actuarial loss/(gain) (a)	11,853	(1,408)
Plan amendments	1,548	-

Projected benefit obligation at the end of the year	$78,306	$63,107

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial loss of $11.9 million in 2019 was primarily due to decline in discount rate and unfavorable change in demographic experience, partly offset by favorable changes in mortality assumptions.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2019	2018
Net loss/(gain)	$31,954	$22,980
Prior service cost/(credit)	1,548	-
Accumulated other comprehensive loss/(gain)	$33,502	$22,980

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2019	2018
Fair value of the plan assets at the beginning of the year	$-	$-
Employer contributions	2,011	1,824
Benefits paid	(2,011)	(1,824)
Fair value of the plan assets at the end of the year	$-	$-

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Service cost	$1,265	$1,095	$888
Interest cost	2,544	2,155	2,093
Amortization of unrecognized net loss	2,879	3,545	2,554

Net periodic benefit cost -Defined Benefit BEP	6,688	6,795	5,535

Benefit Equalization plans - Thrift and Deferred incentive compensation plans (introduced in 2017)	925	43	170
Total	$7,613	$6,838	$5,705

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2019	2018
Net loss/(gain)	$11,853	$(1,408)
Prior service cost/(credit)	1,548	-
Amortization of net (loss)/gain	(2,879)	(3,545)

Total recognized in other comprehensive loss/(income)	$10,522	$(4,953)

Total recognized in net periodic benefit cost and other comprehensive income	$17,210	$1,842

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2020
Expected amortization of net loss/(gain)	$4,561
Expected amortization of past service cost/(credit)	$697

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Discount rate (a)	3.05%	4.10%	3.47%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	5	6	6
Benefits paid during the period	$(2,011)	$(1,824)	$(1,788)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2020	$2,651
2021	2,968
2022	3,202
2023	3,455
2024	3,668
2025-2029	21,704

Total	$37,648

The net periodic benefit cost for 2020 is expected to be $9.2 million ($6.7 million in 2019).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 3.04%.

A percentage point increase in the assumed healthcare trend rates would have resulted in an increase in postretirement benefit expense by $26.0 thousand in 2019 and $36.0 thousand in 2018; it would also have resulted in an increase in Benefit obligations by $0.7 million at December 31, 2019 and $1.0 million at December 31, 2018. A percentage point decrease in the assumed healthcare trend rates would have resulted in a decrease in postretirement benefit expense by $22.8 thousand in 2019 and $31.4 thousand in 2018, and a decrease in Benefit obligations by $0.6 million at December 31, 2019 and $0.9 million at December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Accumulated postretirement benefit obligation at the beginning of the year	$12,826	$17,120
Service cost	72	87
Interest cost	406	465
Actuarial (gain)/loss	(2,228)	(4,457)
Plan participant contributions	220	191
Actual benefits paid	(738)	(636)
Retiree drug subsidy reimbursement	52	56
Accumulated postretirement benefit obligation at the end of the year	$10,610	$12,826

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2019	2018
Fair value of plan assets at the beginning of the year	$-	$-
Employer contributions	518	445
Plan participant contributions	220	191
Actual benefits paid	(738)	(636)
Fair value of plan assets at the end of the year	$-	$-

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2019	2018
Prior service (credit)/cost	$-	$(258)
Net (gain)/loss	(1,509)	269
Accumulated other comprehensive loss/(gain)	$(1,509)	$11

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2020
Expected amortization of net (gain)/loss	$(152)

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Service cost (benefits attributed to service during the period)	$72	$87	$100
Interest cost on accumulated postretirement health benefit obligation	406	465	629
Amortization of (gain)/loss	(451)	64	946
Amortization of prior service (credit)/cost	(257)	(1,761)	(1,761)

Net periodic postretirement health benefit (income)	$(230)	$(1,145)	$(86)

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2019	2018
Net (gain)/loss	$(2,228)	$(4,457)
Amortization of net gain/(loss)	451	(64)
Amortization of prior service credit/(cost)	257	1,761

Total recognized in other comprehensive income	$(1,520)	$(2,760)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,750)	$(3,905)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2019	2018	2017
Weighted average discount rate (a)	3.04%	4.09%	3.42%

Health care cost trend rates:
Assumed for next year
Pre 65	6.75%	6.75%	7.10%
Post 65	5.00%	4.90%	4.95%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2028	2025/2026	2026
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2028	2025/2026	2026
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2020	$623
2021	656
2022	689
2023	718
2024	722
2025-2029	3,547

Total	$6,955

The postretirement health benefit plan accrual for 2020 is expected to be a cost of $0.2 million (a credit of $0.2 million in 2019).

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

The majority of OTC derivative contracts at December 31, 2019 and December 31, 2018 were “Cleared derivatives”, which are contracts transacted bilaterally with executing swap counterparties, then cleared and settled through derivative clearing organizations (DCOs) as mandated under the Dodd-Frank Act. When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Commission Merchant (FCM) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO. Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO. The DCO becomes the counterparty to the FHLBNY. However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2019	December 31, 2018
Interest rate contracts
Interest rate swaps	$107,837,925	$105,280,821
Interest rate caps	800,000	803,000
Mortgage delivery commitments	44,768	12,682
Total interest rate contracts notionals	$108,682,693	$106,096,503

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

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of FHLBNY’s exposure to derivative transactions. Rather, FHLBNY’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. The table below also presents security collateral, which are not permitted to be offset, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights is obtained.

Federal Home Loan Bank of New York

Notes to Financial Statements

The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — nettable. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting (in thousands):

	December 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$241,501	$365,397	$246,765	$162,650
Cleared derivatives (f)	367,202	352,576	296,677	305,918
Total gross recognized amount	608,703	717,973	543,442	468,568
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(104,011)	(333,471)	(134,413)	(142,097)
Cleared derivatives	(266,850)	(352,092)	(295,324)	(295,324)
Total gross amounts of netting adjustments and cash collateral	(370,861)	(685,563)	(429,737)	(437,421)
Net amounts after offsetting adjustments and cash collateral	$237,842	$32,410	$113,705	$31,147
Uncleared derivatives	$137,490	$31,926	$112,352	$20,553
Cleared derivatives	100,352	484	1,353	10,594
Total net amounts after offsetting adjustments and cash collateral	$237,842	$32,410	$113,705	$31,147

Derivative instruments - not nettable
Uncleared derivatives (a)	$105	$1	$57	$-
Total derivative assets and total derivative liabilities
Uncleared derivatives	137,595	31,927	112,409	20,553
Cleared derivatives	100,352	484	1,353	10,594
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$237,947	$32,411	$113,762	$31,147

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$251,177	$-	$239,813	$-
Cannot be sold or repledged
Uncleared derivatives securities received	(115,238)	-	(102,682)	-

Total net amount of non-cash collateral received or repledged	$135,939	$-	$137,131	$-

Total net exposure cash and non-cash (e)	$373,886	$32,411	$250,893	$31,147

Net unsecured amount - Represented by:
Uncleared derivatives	$22,357	$31,927	$9,727	$20,553
Cleared derivatives	351,529	484	241,166	10,594
Total net exposure cash and non-cash (e)	$373,886	$32,411	$250,893	$31,147

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on our obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

(f)	Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At December 31, 2019, the FHLBNY posted $100.1 million in cash as settlement variation margin to FCMs. At December 31, 2018, we had received $514.7 million in cash as settlement variation margin from FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$59,361,080	$414,480	$550,758
Total derivatives in hedging relationships under ASC 815	59,361,080	414,480	550,758

Derivatives not designated as hedging instruments
Interest rate swaps	47,404,845	179,784	162,702
Interest rate caps	800,000	50	-
Mortgage delivery commitments	44,768	105	1
Other (b)	1,072,000	14,389	4,513
Total derivatives not designated as hedging instruments	49,321,613	194,328	167,216

Total derivatives before netting and collateral adjustments	$108,682,693	608,808	717,974
Netting adjustments		(342,911)	(342,911)
Cash collateral and related accrued interest		(27,950)	(342,652)
Total netting adjustments and cash collateral		(370,861)	(685,563)
Total derivative assets and total derivative liabilities		$237,947	$32,411
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,177
Security collateral received from counterparty (c)		(115,238)
Net security		135,939
Net exposure		$373,886

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$60,701,776	$390,670	$314,448
Total derivatives in hedging relationships under ASC 815	60,701,776	390,670	314,448

Derivatives not designated as hedging instruments Interest rate swaps	43,913,045	145,726	144,190
Interest rate caps	803,000	644	-
Mortgage delivery commitments	12,682	57	-
Other (b)	666,000	6,402	9,930
Total derivatives not designated as hedging instruments	45,394,727	152,829	154,120

Total derivatives before netting and collateral adjustments	$106,096,503	543,499	468,568
Netting adjustments		(372,917)	(372,917)
Cash collateral and related accrued interest		(56,820)	(64,504)
Total netting adjustments and cash collateral		(429,737)	(437,421)
Total derivative assets and total derivative liabilities		$113,762	$31,147
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$239,813
Security collateral received from counterparty (c)		(102,682)
Net security		137,131
Net exposure		$250,893

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the member.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default. Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2019 and December 31, 2018.

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

In 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). We adopted the guidance prospectively effective January 1, 2019, and adoption primarily impacted the FHLBNY’s accounting for derivatives designated as cash flow hedges and fair value hedges.

The new guidance required that we report the entire hedging effects of the hedging instruments in the same income statement line item as the hedged item in the Statements of income. Prior period comparative financial information was not reclassified to conform to current presentation. Certain post-adoption quantitative tabular disclosures required under ASU 2017-12 have been expanded to include the comparative period. We believe that the use of post-adoption tabular disclosures to include comparative information is not akin to the adoption of the ASU on a retrospective basis, since it only affects the manner in which previously recorded amounts are disclosed.

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

As noted previously, to qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation.

Effectiveness testing — The effectiveness of these hedging relationships is evaluated at hedge inception and on an ongoing basis both on a retrospective and prospective basis when we deem the hedge as not eligible for the short-cut method, which assumes the hedged item and the hedging derivative are perfectly hedged as defined under ASC 815 and amended by ASU 2017-12.

The FHLBNY has designed effectiveness testing criteria based on management’s knowledge of the hedged item and hedging instruments that are employed to create the hedging relationship.  The FHLBNY uses statistical analyses to evaluate effectiveness results, which must fall within established tolerances.  Effectiveness testing is performed at hedge inception and on at least a quarterly basis for both prospective considerations and retrospective evaluations. Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged.  Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis.  The FHLBNY assesses hedge effectiveness in the following manner:

•	Inception prospective assessment. Within the time frame allowed under ASU 2017-12 upon designation of the hedging relationship and on an ongoing basis, the FHLBNY hedge documentation demonstrates that it expects the hedging relationship to be highly effective. This is a forward-looking consideration. A prospective assessment is performed at the designation of the hedging relationship. The assessment uses quantitative sensitivity analysis employing an option-adjusted valuation model to generate changes in market value of the hedged item and the swap. These projected market values are run under instantaneous parallel rate shocks, and the hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80% - 125% dollar value offset boundaries and also meets a regressions slope test.
•	Retrospective assessment. At least quarterly, the FHLBNY’s hedge documentation demonstrates whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment. This is an evaluation of the past experience. The retrospective test utilizes multiple

Federal Home Loan Bank of New York

Notes to Financial Statements

regression and statistical validation parameters to determine that the hedging relationship was highly effective (i.e., it has remained within the 80% - 125% dollar value offset boundaries).

•	Ongoing prospective assessment. For purposes of assessing effectiveness on an ongoing basis, the FHLBNY’s documentation utilizes the regression results from the retrospective assessment as a means of demonstrating that the hedge relationships are expected to be highly effective in future periods. Under certain circumstances, we may employ qualitative ongoing hedge effectiveness as permitted under ASU 2017-12.

Typically, we execute derivatives under three hedging strategies — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”). Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Other than to elect the amendments under ASU 2017-12, which expanded the strategies that qualify for hedge accounting and simplified the application of hedge accounting, no other changes were made to hedge accounting strategies.

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

In the twelve months ended December 31, 2019, the FHLBNY executed interest rate hedges employing strategies under the new guidance for “partial-term hedges” and “benchmark rate component hedging”. The two strategies are among several hedging strategies permitted under the recently adopted ASU 2017-12.

•	The partial-term hedging strategy makes it possible to hedge selected fixed-rate payments in a fair value hedge of interest rate risk. While U.S. GAAP has long permitted entities to designate one or more contractual cash flows in a financial instrument, the hedge strategy could result in hedge ineffectiveness. This is because the fair value of the hedging instrument and the hedged item would react differently to

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Years ended December 31,
	2019	2018	2017
	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(447,416)	$(43,845)	$213,030

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$446,278	$43,342	$(212,035)

Gains (losses) represent changes in fair values of derivatives and hedged items due to changes in the designated benchmark interest rates, the risk being hedged. Beginning in 2019, gains and losses on ASC 815 hedges are recorded in the same line in the Statements of income as the hedged assets and hedged liabilities. Prior to the adoption of ASU 2017-12 on January 1, 2019, gains and losses on derivatives and hedged items were recorded in Other income (loss).

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2019 and December 31, 2018, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	December 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$40,722,558	$298,818	$-
Hedged AFS debt securities (a)	547,807	11,593	-
De-designated advances (b)	-	-	345
	$41,270,365	$310,411	$345

Liabilities:
Hedged consolidated obligation bonds	$11,366,044	$(377,000)	$-
Hedged consolidated obligation discount notes	3,493,297	105	-
De-designated consolidated obligation bonds (b)	-	-	(139,605)
	$14,859,341	$(376,895)	$(139,605)

	December 31, 2018
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$45,904,804	$(255,426)	$-
De-designated advances (b)	-	-	402
	$45,904,804	$(255,426)	$402
Liabilities:
Hedged consolidated obligation bonds	$11,664,558	$(238,150)	$-
De-designated consolidated obligation bonds (b)	-	-	(131,497)
	$11,664,558	$(238,150)	$(131,497)

(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	Basis valuation adjustments of de-designated (discontinued hedging relationships) on advances and debt were reported in the same line as the carrying amounts of hedged assets/liabilities. Par amounts of de-designated advances were not material; par amounts of de-designated CO bonds were approximately $1.3 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges

FHLBNY hedges the variability of forecasted cash flows associated primarily when it hedges the anticipated issuance of fixed-rate CO bonds. Variable cash flows from forecasted liabilities are synthetically converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Prior to the adoption of ASU 2017-12, ASC 815 required the risk being hedged as the risk of overall variability in the hedged cash flows due to changes in the benchmark rate. With the adoption of ASU 2017-12, the FHLBNY may hedge the variability from changes in a contractually specified rate and recognize the entire change in fair value of the cash flow hedging instruments in Accumulated other comprehensive income (loss) AOCI. Prior to the adoption of ASU 2017-12, to the extent that these derivatives were not fully effective, changes in their fair values in excess of changes in the value of the hedged transactions were immediately included in Other income (loss). With the adoption of ASU 2017-12, such amounts are no longer required to be immediately recognized in earnings, but instead the full change in the value of the hedging instrument is required to be recorded in AOCI, and then recognized in earnings in the same period that the cash flows impact earnings.

Accordingly, for hedges of anticipated/forecasted debt issuance, changes in fair value of interest rate swap will remain in AOCI and will be included in the earnings of future periods when the forecasted hedged cash flows impact earnings. However, if it becomes probable that some or all of the hedged forecasted transactions will not occur, any amounts that remain in AOCI related to these transactions must be immediately reflected in Other income (loss).

The two principal cash flow hedging activities for the FHLBNY are summarized below:

•	Cash flow hedges of “Anticipated Consolidated Bond Issuance” — The FHLBNY enters into interest-rate swaps to hedge the anticipated issuance of debt, and to “lock in” the interest to be paid for the cost of funding. The swaps are terminated upon issuance of the debt instrument, and gains or losses upon termination are recorded in AOCI. Gains and losses are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

•	Cash flow hedges of “Rolling Issuance of Discount Notes” — The FHLBNY executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program. In this program, we issue a series of discount notes with 91-day terms over periods typically up to 10-15 years. We will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures. The interest rate swaps require a settlement every 91 days, and the variable-rate, which is based on the 3-month LIBOR, is reset immediately following each payment. The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days. The hedging swaps and the hedged 91-day discount notes are issued contemporaneously and recorded on the balance sheet. The accrued interest on the swaps and the accretion on the discount notes are recorded daily to interest expense, synthetically converting the fixed costing yield on the 91-day discount notes to the net accrual on the swaps. The fair values of the interest rate swaps are recorded in AOCI with an offset to derivative asset and liability in the balance sheet using the hypothetical derivative method under ASC 815. No amounts were reclassified in any periods in this report to income because it became probable that the original forecasted issuance of discount notes would not occur by the original forecasted time frame or two months thereafter.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(613)	$-	$(111,888)	$(111,275)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$180	$(278)	$36,816	$36,636

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2017
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(1,141)	$388	$26,000	$27,141

(a)	Amounts represents cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Beginning January 1, 2019 post implementation of ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.0 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Amount represents the ineffectiveness recorded in the prior year periods through Other income (loss). Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2019 (a)	2018 (b)	2017 (b)
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(40,833)	$(39,584)	$4,317
Caps	(596)	(268)	(4,331)
Mortgage delivery commitments	709	(145)	570
Total gains (losses) on derivatives in economic hedges	$(40,720)	$(39,997)	$556

(a)	Valuation changes (including accrued interest on the swaps) of derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will agree to the line item – “Derivative gains (losses)” in Other income in the Statements of income for the year ended December 31, 2019.

(b)	The Table above reports valuation changes of derivatives in economic hedges (not qualifying under ASC 815). Gains and losses reported in the table above for 2018 and 2017 will not agree with the line item “Derivative gains (losses)” in the Statements of Income which included the impact of both ASC 815 qualifying hedges and derivatives not qualifying. As permitted under the ASU 2017-12, prior year presentations in the Statements of income has not been reclassified to reporting classifications under ASU 2017-12.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.	Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2019
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$603,241	$603,241	$603,241	$-	$-	$-
Securities purchased under agreements to resell	14,985,000	14,984,909	-	14,984,909	-	-
Federal funds sold	8,640,000	8,639,966	-	8,639,966	-	-
Trading securities	15,318,809	15,318,809	15,315,592	3,217	-	-
Equity Investments	60,047	60,047	60,047	-	-	-
Available-for-sale securities	2,653,418	2,653,418	-	2,653,418	-	-
Held-to-maturity securities	15,234,482	15,456,606	-	14,223,919	1,232,687	-
Advances	100,695,241	100,738,675	-	100,738,675	-	-
Mortgage loans held-for-portfolio, net	3,173,352	3,190,109	-	3,190,109	-	-
Accrued interest receivable	312,559	312,559	-	312,559	-	-
Derivative assets	237,947	237,947	-	608,808	-	(370,861)
Other financial assets	293	293	-	-	293	-
Liabilities
Deposits	1,194,409	1,194,419	-	1,194,419	-	-
Consolidated obligations
Bonds	78,763,309	78,980,672	-	78,980,672	-	-
Discount notes	73,959,205	73,961,316	-	73,961,316	-	-
Mandatorily redeemable capital stock	5,129	5,129	5,129	-	-	-
Accrued interest payable	156,889	156,889	-	156,889	-	-
Derivative liabilities	32,411	32,411	-	717,974	-	(685,563)
Other financial liabilities	45,388	45,388	45,388	-	-	-

	December 31, 2018
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$85,406	$85,406	$85,406	$-	$-	$-
Securities purchased under agreements to resell	4,095,000	4,095,150	-	4,095,150	-	-
Federal funds sold	7,640,000	7,639,998	-	7,639,998	-	-
Trading securities	5,810,512	5,810,512	5,304,329	506,183	-	-
Equity Investments	48,179	48,179	48,179	-	-	-
Available-for-sale securities	422,216	422,216	-	422,216	-	-
Held-to-maturity securities	17,474,826	17,445,756	-	16,126,662	1,319,094	-
Advances	105,178,833	105,137,214	-	105,137,214	-	-
Mortgage loans held-for-portfolio, net	2,927,230	2,852,611	-	2,852,611	-	-
Loans to other FHLBanks	250,000	250,000	-	250,000	-	-
Accrued interest receivable	275,256	275,256	-	275,256	-	-
Derivative assets	113,762	113,762	-	543,499	-	(429,737)
Other financial assets	767	767	-	-	767	-
Liabilities
Deposits	1,062,637	1,062,625	-	1,062,625	-	-
Consolidated obligations
Bonds	84,153,776	83,912,990	-	83,912,990	-	-
Discount notes	50,640,238	50,638,448	-	50,638,448	-	-
Mandatorily redeemable capital stock	5,845	5,845	5,845	-	-	-
Accrued interest payable	223,570	223,570	-	223,570	-	-
Derivative liabilities	31,147	31,147	-	468,568	-	(437,421)
Other financial liabilities	86,095	86,095	86,095	-	-	-

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

Federal Home Loan Bank of New York

Notes to Financial Statements

active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2019 and December 31, 2018. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances. Once the median prices are computed from the three pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged. This average will determine a “default” price for the security. The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary. To be included among the cluster, each price must fall within 7 points of the median price for residential private-label MBS or PLMBS (when PLMBS is determined to be OTTI) and within 3 points of the median price for GSE-issued MBS. The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices. If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price. If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Equity Investments — The FHLBNY has a grantor trust, which invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models. Inputs are based on the cost of comparable term debt. The FHLBNY’s internal valuation models use standard valuation techniques and estimate fair values based on the following inputs:

•	CO Curve and LIBOR Swap Curve. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.

•	Volatility assumption. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2019 and December 31, 2018.

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:

Interest-rate related:

•	LIBOR Swap Curve.
•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
•	Prepayment assumption (if applicable).
•	Federal funds curve (FF/OIS curve).
•	SOFR curve (SOFR/OIS)

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

Federal Home Loan Bank of New York

Notes to Financial Statements

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2019 and December 31, 2018.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2019 and December 31, 2018, by level within the fair value hierarchy. The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,217	$-	$3,217	$-	$-
U.S. Treasury securities	15,315,592	15,315,592	-	-	-
Equity Investments	60,047	60,047	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,653,418	-	2,653,418	-	-
Derivative assets (a)
Interest-rate derivatives	237,842	-	608,703	-	(370,861)
Mortgage delivery commitments	105	-	105	-	-

Total recurring fair value measurement - assets	$18,270,221	$15,375,639	$3,265,443	$-	$(370,861)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	(2,186,603)	-	(2,186,603)	-	-
Bonds (to the extent FVO is elected) (b)	(12,134,043)	-	(12,134,043)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(32,410)	-	(717,973)	-	685,563
Mortgage delivery commitments	(1)	-	(1)	-	-

Total recurring fair value measurement - liabilities	$(14,353,057)	$-	$(15,038,620)	$-	$685,563

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$502,849	$-	$502,849	$-	$-
Corporate notes	3,334	-	3,334	-	-
U.S. Treasury securities	5,304,329	5,304,329	-	-	-
Equity Investments	48,179	48,179	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	422,216	-	422,216	-	-
Derivative assets (a)
Interest-rate derivatives	113,705	-	543,442	-	(429,737)
Mortgage delivery commitments	57	-	57	-	-

Total recurring fair value measurement - assets	$6,394,669	$5,352,508	$1,471,898	$-	$(429,737)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	(3,180,086)	-	(3,180,086)	-	-
Bonds (to the extent FVO is elected) (b)	(5,159,792)	-	(5,159,792)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(31,147)	-	(468,568)	-	437,421

Total recurring fair value measurement - liabilities	$(8,371,025)	$-	$(8,808,446)	$-	$437,421

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$-	$80	$-
Real estate owned	306	-	-	306
Total non-recurring assets at fair value	$386	$-	$80	306

	During the period ended December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$741	$-	$741	$-
Real estate owned	795	-	-	795
Total non-recurring assets at fair value	$1,536	$-	$741	$795

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2019 and December 31, 2018, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2019 and December 31, 2018.

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

From time to time, the FHLBNY will elect the FVO for advances and Consolidated obligations on an instrument-by-instrument basis, with changes in fair value reported in earnings. No advances elected under the FVO were outstanding at December 31, 2019 and December 31, 2018.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Years ended December 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(18,392,000)	(2,182,845)
Maturities and terminations	11,465,000	3,170,915
Net gains (losses) on financial instruments held under fair value option	(3,952)	(194)
Change in accrued interest/unaccreted balance	(43,299)	5,607
Balance, end of the period	$(12,134,043)	$(2,186,603)

	Years ended December 31, 2018
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	-	(5,225,000)	(4,735,290)
Maturities and terminations	(2,200,000)	1,215,000	3,873,993
Net gains (losses) on financial instruments held under fair value option	(590)	681	118
Change in accrued interest/unaccreted balance	(5,034)	(19,399)	(6,286)
Balance, end of the period	$-	$(5,159,792)	$(3,180,086)

	Years ended December 31, 2017
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	(1,100,000)	(5,980,042)
Maturities and terminations	(12,659,567)	2,019,550	15,875,322
Net gains (losses) on financial instruments held under fair value option	(5,142)	224	378
Change in accrued interest/unaccreted balance	(2,824)	1,665	20,133
Balance, end of the period	$2,205,624	$(1,131,074)	$(2,312,621)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$10,085	$(590)	$9,495

	December 31, 2017
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$54,023	$(5,142)	$48,881

	December 31, 2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(168,329)	$(3,952)	$(172,281)
Consolidated obligation discount notes	(26,475)	(194)	(26,669)
	$(194,804)	$(4,146)	$(198,950)

	December 31, 2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(25,077)	$681	$(24,396)
Consolidated obligation discount notes	(21,617)	118	(21,499)
	$(46,694)	$799	$(45,895)

	December 31, 2017
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(6,436)	$224	$(6,212)
Consolidated obligation discount notes	(27,519)	378	(27,141)
	$(33,955)	$602	$(33,353)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (c)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

	December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$2,200,000	$2,205,624	$5,624
Consolidated obligation bonds (b)	$1,130,000	$1,131,074	$1,074
Consolidated obligation discount notes (c)	2,309,618	2,312,621	3,003
	$3,439,618	$3,443,695	$4,077

(a)	Advances – No advances elected under the FVO were outstanding at December 31, 2019 and 2018. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis on advances that were primarily short-and intermediate-term floating-rate advances. The elections were made primarily as a natural fair value offset to debt elected under the FVO.
(b)	The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.	Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of December 31, 2019 and December 31, 2018.

Federal Home Loan Bank of New York

Notes to Financial Statements

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $44.8 million and $12.7 million of mortgage loans at December 31, 2019 and December 31, 2018. Commitments were generally for periods not to exceed 45 business days. Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.

Derivative contracts

•	When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organizations or DCOs, would enter into margin agreements. The fair values of open derivative contracts are settled on a daily basis by the exchange of variation margin, which is not considered as collateral, rather as the settlement value of the derivative contract. The FHLBNY posts initial margin to DCOs and the initial margin is considered as collateral.

•	When the FHLBNY executes derivatives that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements. On bilateral derivatives, the FHLBNY had posted $257.4 million and $64.5 million in cash to derivative counterparties at December 31, 2019 and December 31, 2018.

In addition, for cleared derivatives, the FHLBNY had pledged $251.2 million in marketable securities and posted $85.2 million in cash also as collateral to fulfill our initial margin obligation at December 31, 2019. At December 31, 2018, we had pledged $239.8 million of marketable securities to Derivative Clearing Organizations. Further information is provided in Note 17. Derivatives and Hedging Activities.

Deposits — The FHLBNY had pledged mortgage-backed securities of $3.7 million and $4.5 million to the FDIC to collateralize deposits placed by the FDIC at December 31, 2019 and December 31, 2018.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $7.1 million, $7.1 million and $4.6 million for each of the years ended December 31, 2019, 2018 and 2017. Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at a cost estimated to be $2.8 million. Components of the offsite agreement are generally renewable up to five years.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies as of December 31, 2019 (in thousands):

	December 31, 2019
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$62,319,595	$6,878,840	$2,779,570	$6,130,800	$78,108,805
Consolidated obligation discount notes at par	74,094,586	-	-	-	74,094,586
Mandatorily redeemable capital stock (a)	835	371	402	3,521	5,129
Premises (lease obligations) (b)	6,763	15,209	16,097	70,222	108,291
Remote backup site	706	1,273	838	-	2,817
Other liabilities (c)	86,480	10,910	8,563	69,563	175,516

Total contractual obligations	136,508,965	6,906,603	2,805,470	6,274,106	152,495,144
Other commitments
Standby letters of credit (d)	21,720,973	263,120	6,938	-	21,991,031

Consolidated obligation bonds/discount notes traded not settled	500,000	-	-	-	500,000
Commitments to fund additional advances	250,000	-	-	-	250,000
Commitments to fund pension	10,000	-	-	-	10,000
Open delivery commitments (MPF)	44,768	-	-	-	44,768

Total other commitments	22,525,741	263,120	6,938	-	22,795,799

Total obligations and commitments	$159,034,706	$7,169,723	$2,812,408	$6,274,106	$175,290,943

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.
(b)	Amounts represent undiscounted obligations. The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, all lease obligations, including legacy leases were recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses was required at December 31, 2019.

In January 2020, we concluded our evaluation under the CECL guidance, which we adopted effective January 1, 2020. No credit loss allowance was necessary for standby letters of credit or off balance sheet receivables as of January 1, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

At December 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

December 31, 2019
Operating Leases (a)
Right-of-use assets	$75,464
Lease Liabilities	$89,365

Twelve months ended December 31, 2019
Operating Lease Expense	$7,585
Operating cash flows - Cash Paid	$6,624

Weighted Average Discount Rate	3.29%
Weighted Average Remaining Lease Term	12.98 Years

	Remaining maturities through
Operating lease liabilities	December 31, 2019	December 31, 2018
2019	-	6,687
2020	7,886	6,927
2021	8,107	6,860
2022	8,205	6,949
2023	8,575	7,282
2024	8,282	7,331
Thereafter	69,886	64,705
Total undiscounted lease payments	110,941	$106,741
Imputed interest	(21,576)
Total operating lease liabilities	$89,365

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 20.	Related Party Transactions.

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

Debt assumptions — No debt was assumed from another FHLBank in the twelve months ended December 31, 2019 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the twelve months ended December 31, 2019 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $7.3 million and $8.6 million at December 31, 2019 and December 31, 2018.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $2.5 million, $2.6 million and $2.3 million for the twelve months ended December 31, 2019, 2018 and 2017.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2019 and December 31, 2018, outstanding notional amounts were $536.0 million and $333.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions at December 31, 2019 and December 31, 2018 were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2019 and 2018, overnight loans extended to other FHLBanks averaged $6.9 million and $6.7 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the twelve months ended December 31, 2019, the FHLBNY borrowed a total of $2.1 billion in overnight loans from other FHLBanks. The borrowings averaged $6.6 million for the twelve months ended December 31, 2019. Interest expense was immaterial. There were no borrowings from other FHLBanks in the twelve ended December 31, 2018.

Cash and Due from Banks

Compensating balance arrangements exist between Citibank and the FHLBNY, but were not active in 2019 and 2018.   Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at December 31, 2019 and December 31, 2018 and transactions for each of the years ended December 31, 2019, 2018 and 2017 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2019	December 31, 2018
	Related	Related
Assets
Advances	$100,695,241	$105,178,833
Loans to other FHLBanks	-	250,000
Accrued interest receivable	181,792	202,404

Liabilities and capital
Deposits	$1,194,409	$1,062,637
Mandatorily redeemable capital stock	5,129	5,845
Accrued interest payable	140	373
Affordable Housing Program (a)	153,894	161,718
Other liabilities (b)	45,388	86,095

Capital	$7,531,895	$7,746,622

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party: Income and Expense Transactions

	Years ended December 31,
	2019	2018	2017
	Related	Related	Related
Interest income
Advances	$2,526,662	$2,522,040	$1,563,322
Interest-bearing deposits	6	5	2
Loans to other FHLBanks	165	130	26

Interest expense
Deposits	$22,839	$17,816	$15,060
Mandatorily redeemable capital stock	379	964	1,285
Cash collateral held and other borrowings	165	-	26

Service fees and other	$17,022	$14,439	$12,251

Note 21.	Segment Information and Concentration.

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

The top ten advance holders at December 31, 2019, December 31, 2018 and December 31, 2017 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2019
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$23,045,000	22.95%	$486,275	27.71%
Metropolitan Life Insurance Company	New York	NY	14,445,000	14.39	367,507	20.94
New York Community Bank (b)	Westbury	NY	13,102,661	13.05	259,207	14.77
AXA Equitable Life Insurance Company	New York	NY	6,900,415	6.87	111,997	6.38
Investors Bank (b)	Short Hills	NJ	4,986,397	4.97	115,789	6.60
Signature Bank	New York	NY	4,142,144	4.13	127,299	7.26
New York Life Insurance Company	New York	NY	2,825,000	2.81	81,348	4.64
Valley National Bank (b)	Wayne	NJ	2,397,769	2.39	88,389	5.04
Sterling National Bank	Montebello	NY	2,245,000	2.24	76,029	4.33
ESL Federal Credit Union	Rochester	NY	1,739,823	1.73	40,937	2.33
Total			$75,829,209	75.53%	$1,754,777	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 29, 2020 and December 31, 2019 (shares in thousands):

		Number	Percent
	February 29, 2020	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	8,805	16.15%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,366	13.51
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,337	11.62
		22,508	41.28%

		Number	Percent
	December 31, 2019	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	11,370	19.66%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,366	12.74
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,476	11.20
AXA Equitable Life Insurance Company	1290 Avenue of the Americas, New York, 10104	3,222	5.57
		28,434	49.17%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2019. Based on this evaluation, they concluded that as of December 31, 2019, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K and incorporated herein by reference.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

2019 and 2020 Board of Directors

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2019 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify (i) four Directors whose terms expired at the end of 2019 and who were elected by the Bank’s membership to serve again on the Board and (ii) two Independent Directors who also serve as public interest directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/19/20	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
John R. Buran (Chair) (a)	70	12/2010	1/1/20	12/31/23	NY	Member
Larry E. Thompson (Vice Chair)	69	1/2014	1/1/18	12/31/21	Districtwide	Independent
Kevin Cummings	65	1/2014	1/1/19	12/31/22	NJ	Member
Joseph R. Ficalora	73	1/2018	1/1/18	12/31/21	NY	Member
Jay M. Ford	70	6/2008	1/1/17	12/31/20	NJ	Member
Michael M. Horn	80	4/2007	1/1/18	12/31/21	Districtwide	Independent
Thomas L. Hoy (a)	71	1/2012	1/1/20	12/31/23	NY	Member
David R. Huber	56	1/2019	1/1/19	12/31/22	Districtwide	Independent
Charles E. Kilbourne, III	47	1/2019	1/1/19	12/31/20	Districtwide	Independent*
Gerald H. Lipkin	79	1/2014	1/1/18	12/31/21	NJ	Member
Kenneth J. Mahon	69	1/2017	1/1/17	12/31/20	NY	Member
Christopher P. Martin	63	1/2015	1/1/19	12/31/22	NJ	Member
Richard S. Mroz	58	3/2002	1/1/19	12/31/22	Districtwide	Independent
David J. Nasca	62	1/2015	1/1/19	12/31/22	NY	Member
C. Cathleen Raffaeli	63	4/2007	1/1/17	12/31/20	Districtwide	Independent
Stephen S. Romaine	55	1/2019	1/1/19	12/31/20	NY	Member
DeForest B. Soaries, Jr.(b)	68	1/2009	1/1/20	12/31/23	Districtwide	Independent*
Carlos J. Vázquez	61	11/2013	1/1/18	12/31/21	PR & USVI	Member
Ángela Weyne (b)	76	9/2017	1/1/20	12/31/23	Districtwide	Independent

(a)	Directors Buran and Hoy served on the Board as New York Member Directors throughout 2019, and their terms both expired on December 31, 2019. On November 5, 2019, they were both elected by the Bank’s New York membership to serve as New York Member Directors for new four year terms each commencing on January 1, 2020.

(b)	Directors Soaries and Weyne served on the Board as Independent Directors throughout 2019, and their terms both expired on December 31, 2019. On November 5, 2019, they were both elected by the Bank’s districtwide membership to serve as Independent Directors for new four year terms each commencing on January 1, 2020.

*	Independent Directors so indicated served as public interest directors throughout the entire course of their service covered by this table.

Mr. Buran (Chair) is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  John is also a former member of the Nassau County Interim Finance Authority where he served for eight years. Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  Mr. Buran also serves on the Board of the Long Island Conservatory.  He was recently presented with an honorary Doctorate of Humane Letters from St. Francis College of Brooklyn and was the recipient of the Catholic Charities Gold Medal Award in 2019. He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Thompson (Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005.  He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs.  In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaced with government and regulatory agencies on issues impacting the company.  Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee.  He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Cummings was appointed Chairman of the Board of Directors and Chief Executive Officer of Investors Bancorp and FHLBNY member Investors Bank effective May 22, 2018. He previously served as President and Chief Executive Officer of these companies since January 1, 2008 and was appointed to serve on the boards of these companies on the same date.  Prior to 2008, he served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation. He is a Trustee of The Scholarship Fund for Inner-City Children and the former Chairman of the Board of the New Jersey Bankers Association.  He is also a board member of The Community Foundation of New Jersey and St. Benedicts Prep in Newark.  Mr. Cummings is a certified public accountant.

Mr. Ficalora has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of FHLBNY member and NYCB primary subsidiary New York Community Bank (“New York Community”) since January 1, 1994.  On January 1, 2007, he was appointed Chairman of NYCB and New York Community (a position he previously held at NYCB from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these two entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations. He currently serves as a member of the American Bankers Council of the American Bankers Association, a member of the American Bankers Association’s Government Relations Council Administrative Committee, a member of the American Bankers Association Federal Home Loan Bank Committee, and is a director of the New York Bankers Association, also serving as Chairman of its Metropolitan Area Division. Mr. Ficalora also serves on the Board of Trustees of Pace University, as well as on their Investment/Pension Committee, the Boards of Directors of the New York Community Bank Foundation, the Richmond County Savings Foundation, and Pentegra Retirement Trust. In addition, he is a member of the Board of Pentegra Services, Inc. He is a former Director of Peter B. Cannell and Co., Inc., an investment advisory firm, and the former President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. Mr. Ficalora also is an active participant in community affairs. He has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990, and previously served on its Executive Committee. In addition, Mr. Ficalora serves on the Boards of Directors of the Foreign Policy Association, Partnership for New York City, and Flushing Cemetery; the Board of Directors, the Executive Committee, and the Development Committee of New York-Presbyterian/Queens; the Board of Trustees, the Finance and Audit Committee, and Vice Chair of the President’s Council of the New York Hall of Science; the Advisory Council of the Queens Museum of Art, and he is a Board member of Nassau County Crime Stoppers, Inc. Mr. Ficalora is a former member of the Board of Directors of the American Bankers Association, the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, and the Federal Reserve Bank of New York Thrift Institutions Advisory Panel. He is also the former Chairman of the New York State Savings Forum for Operations Audit Control, the former Chairman of CBANYS, as well as the former Chairman of CBANYS' Auditors and Comptrollers Forum, the former Chairman of the SBLI Fund, the former Director of Computhrift Corporation, a former Trustee of the Museum of the Moving Image, and past President and Director of the MSB Fund. In addition, he previously served as President of the Queens Library Foundation and as Chairman of the Board and of the Administrative Committee of the Queens Borough Public Library.

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

Mr. Huber is the President of Huber Advisory Services in Red Bank, New Jersey, which provides financial advisory services to clients in the healthcare and insurance industries. He served through the end of 2018 as Senior Vice President and Chief Financial Officer of Horizon Blue Cross Blue Shield of New Jersey (Horizon), which is New Jersey’s largest health insurer. He had been with Horizon since 2002 and served as Vice President of Finance before being promoted to CFO in 2012. Mr. Huber was formerly an audit partner in Arthur Andersen’s Financial Services practice in Metro New York, where he served clients in the insurance and banking industries. Mr. Huber has a Bachelor’s degree in Accounting from Lehigh University and is a CPA. Mr. Huber is the Chair of the Red Bank Redevelopment Agency and serves on the Board of Trustees of the New Jersey Symphony Orchestra. He served on the board of the New Jersey Economic Development Authority and was Chair of the Loan Committee and the Audit Committee. Mr. Huber’s auditing and accounting and financial management experience supports his qualifications to serve on our Board as an Independent Director.

Mr. Kilbourne is a Managing Director of the Financial Services Volunteer Corps (FSVC), a not-for-profit, private-public partnership that helps to build sound financial systems in transition and emerging market countries.  As a member of FSVC’s executive management team, he has extensive experience working to strengthen central banking capabilities, and to develop commercial banking systems and securities markets.  Mr. Kilbourne is an officer of FSVC serving as Secretary of the Corporation.  Mr. Kilbourne previously served as Senior Advisor to the Commissioner of New York State Homes and Community Renewal, and later as Vice President of the Financial Services Forum, a public-policy organization composed of CEOs from the largest, most diversified financial services institutions based in the United States.  Mr. Kilbourne is a Trustee of the Wright Family Foundation in Schenectady, New York, and serves on the Board of Directors of the Boys and Girls Clubs of Schenectady.  He is the President of the Board of Directors of Better Community Neighborhoods, Inc. based in Schenectady. He is a member of the Council on Foreign Relations. Mr. Kilbourne holds a Bachelor’s degree in Political Science from Tufts University, and a Master’s degree in International Affairs from Georgetown University. Mr. Kilbourne’s project development and financial management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

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

Mr. Mahon is President and Chief Executive Officer, and a Director, of Dime Community Bancshares, Inc., and its subsidiary, FHLBNY member Dime Community Bank, Brooklyn, New York.  Prior to serving as Chief Executive Officer, Mr. Mahon served as Senior Executive Vice President and Chief Operating Officer, and before that as the company’s Chief Financial Officer.  Mr. Mahon is currently a board member for The Committee for Hispanic Children and Families. Mr. Mahon was also formerly a board member of Brooklyn Legal Services Corporation A, a nonprofit which provides legal services for low income families in Brooklyn, and of Southside United/Los Sures, which mission is maintaining and improving housing in the Williamsburg community for those of low and moderate income.  Mr. Mahon is a member of the National Association of Corporate Directors.  Prior to joining the Bank in 1980, Mr. Mahon served in similar capacity at two New York metropolitan area savings banks.  He is a graduate of Saint Peter’s University, and has an M.B.A. in finance from Rutgers University.

Mr. Martin is Chairman, President and Chief Executive Officer of Provident Financial Services, Inc. and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank.  He has been in the banking industry for over 35 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Beginning with First Sentinel in 1984 as controller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst.  Mr. Martin serves on the board of directors of the New Jersey Bankers Association.  In addition, he serves on the Federal Reserve Community Depository Institutions Advisory Council.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials.  He serves on the board of trustees and the executive committee of Elon University, and is a past president of the alumni board.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $23 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania.  Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz has a long career in law, government, and public service.  His experiences are as a regulator, lawyer, lobbyist and consultant.  He is Managing Director, and Founding Member, of Resolute Strategies, LLC, a regulatory and public affairs consulting business based in New Jersey.  He provides strategic advice to clients on issues including energy markets and energy technologies, cybersecurity, water & wastewater policy, and infrastructure development and financing.  He continues to provide public service having been appointed in July 2018 by Energy Secretary Rick Perry as a member of the U.S. Department of Energy Electric Advisory Committee, which provides advice to the Department regarding modernizing the nation’s electricity delivery infrastructure.  He is the immediate past President of the New Jersey Board of Public Utilities (NJBPU), serving as chairman and chief administrative officer of the agency and functioning as the chief energy officer for New Jersey.  He was President of the NJBPU from October 2014 until January 2018, and remained as a Commissioner until April 2018.  Prior to becoming President of the NJBPU, he worked in private practice as a lawyer and lobbyist as Managing Director of Archer Public Affairs LLC in Trenton, New Jersey and as Of Counsel to Archer & Greiner P.C., in Haddonfield, New Jersey.  Previous New Jersey-related government service includes serving as the full time Solicitor for Camden County, New Jersey and as a Commissioner of the Delaware River & Bay Authority and, notably, he served as Chief Counsel to Governor Christine Todd Whitman after serving in various capacities in her Administration.  He is a graduate of the University of Delaware, and holds a J.D. from the Villanova School of Law.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp.  He joined Evans Bank as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York.  Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Independent Bankers Association of New York State, having previously served as a member of the Board of Directors and President (2012 - 2013), and is a member of the New York Bankers Association, serving as Chair (2011 - 2012) and Vice-Chair (2010 - 2011) of the New York Bankers Association Service Corporation.  Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to

January 2015.  Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies; Univera Healthcare Advisory Board; and Buffalo Urban Development Corporation, also serving as a member of its Finance and Audit Committee.  He served as a member of the Catholic Charities Board of Trustees for 10 years, also serving as Treasurer, and was Chair of the Catholic Charities Annual Diocesan Appeal in 2011 and Corporate Campaign Chair from 2008 to 2010.  Additionally, Mr. Nasca is a member of the Board of Trustees of Canisius College and the Richard J. Wehle School of Business Advisory Board and the Board of Directors of Brothers of Mercy.

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

Mr. Romaine has served as Chairman of FHLBNY member Tompkins Trust Company (“TTC”) since May 2014 and as a Director, President and Chief Executive Officer of TTC’s holding company, Tompkins Financial Corporation (“TFC”), since January 1, 2007. He had previously served as President and Chief Executive Officer of Bank member Tompkins Mahopac Bank (“TMB”) from January 1, 2003 through December 31, 2006. Prior to that appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac National Bank. In addition to his service with TTC and TFC, Mr. Romaine serves as a director on the boards of TTC affiliates and Bank members TMB and The Bank of Castile. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His civic involvement includes service as a member of the Board of Directors of the Ithaca Aviation Heritage Foundation and the Tompkins Cortland Community College Foundation. In taking action to place Mr. Romaine on the Board to fill a vacant Member Directorship, the Board took into account, besides the regulatory qualification requirements for the Directorship, the nature of his experience in the financial industry and at FHLBNY member institutions.

Dr. Soaries has served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey since November 1990.  His pastoral ministry focuses on spiritual growth, educational excellence, economic empowerment, and faith-based community development.  As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community has been tremendous. In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods. In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc.  This organization seeks to develop permanent solutions for foster children and parents. From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do so.  He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002.  In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement.  The dfree® strategy teaches people how to break free from debt.  In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which highlights his top 12 keys to debt-free living.  Dr. Soaries currently serves as an Independent Director at Independence Realty Trust, a position he has held since February 2011.  In January 2015, he became an Independent Director of Ocwen Financial Corporation.  He is chair of the Compensation Committees at both public companies. Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary. Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Vázquez was named in 2013 as Chief Financial Officer of Popular Inc. (Popular), a financial holding company composed of two principal subsidiaries: Puerto Rico’s largest bank, FHLBNY member Banco Popular de Puerto Rico (BPPR), and a US-mainland operation, Popular Bank (PB).  Popular Inc. is a NASDAQ listed and SEC registered company (ticker: BPOP), presently the 41st largest financial holding company in the United States with assets over $52 billion, principally supervised by the Federal Reserve Bank of NY. From 2010 to 2014, Mr. Vázquez served as President of PB. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s first-ever Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and the Risk Management MIS Divisions.  From 2004 through 2010 he headed Popular’s Consumer Lending Group for Puerto Rico, responsible for: personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto.  Before joining Popular, Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc. During the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean. Mr. Vázquez serves as Senior Executive Vice President of BPPR. He is also an Executive Vice President of Popular; a member of Popular’s Senior Management Council; and serves as a member of Popular’s Credit Strategy Committee and the head of its Asset & Liability Management Committee. In addition, he is a member of the Board of Directors of BPPR, PB, Popular Securities Inc. and Vice Chairman of the Banco Popular Foundation. He also serves on the national Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy.  Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute.  Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees. He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera. He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne is a current Director of the FHLBNY, and currently serves on the FHLBNY Board’s Audit, Corporate Governance & External Affairs, Housing, and Strategic Planning Committees.  Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla. While Commissioner, Ms. Weyne served as Vice President of the board of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration. She was also a member of various committees of the National Association of Insurance Commissioners and also a member of the Association of Latin American Insurance Superintendents Association.  Ms. Weyne’s accomplishments during her 40 years of experience in the insurance sector, which started as an actuary in the Office of the Commissioner of Insurance, have included presiding a premium finance company, a claims adjusting firm, a managing general agent of which she later became owner, and presidencies of both life and disability and property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations. Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico, where she also taught mathematics.  Among the entities where she has served as a board member are the Puerto Rico Chamber of

Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe, the Trust of the Supreme Court of Puerto Rico, the Puerto Rico Chapter of the World Presidents Organization as well as the Tourism Scholarship Foundation and the School of Architecture of the University of Puerto Rico.  She has also received numerous awards and recognitions such as the Top Management Award from the Sales and Marketing Association of Puerto Rico, Outstanding Woman in Business Award from the Puerto Rico Chamber of Commerce, Outstanding Woman Award from the Girl Scouts of America, and Successful Woman of the Year Award from El Nuevo Dia Newspaper.  She was also named National Judge for the Ernst & Young Entrepreneur of the Year Award program.  Presently, Ms. Weyne is a consultant and serves as a member of the advisory board of Rafael J. Nido, Inc., and a member of the board of directors of Friends of El Yunque Foundation and of MMM Foundation. Ms. Weyne’s organizational and financial management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2019 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/20/20	3/20/2020	Bank Since	Member Since
José R. González	President & Chief Executive Officer	65	10/15/13	10/15/13
Eric P. Amig *	Former Senior Vice President & Head of Bank Relations	61	02/01/93	01/01/09
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	52	09/22/08	07/12/16
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of Diversity and Inclusion	58	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President & Chief Risk Officer	57	10/17/11	01/01/15
G. Robert Fusco **	Senior Vice President, Special Advisor to CEO	61	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Chief Business Officer	46	07/14/97	03/20/08
Paul B. Héroux ***	Former Senior Vice President & Chief Banking Operations Officer	61	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	62	04/30/01	03/31/04
Deborah Cynthia R Palladino****	Senior Vice President, Head of Affordable Housing and Community Investment	63	06/01/10	10/01/19
Michael L Radziemski*****	Senior Vice President, Chief Information Officer	58	07/15/19	01/01/20
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	61	08/28/06	09/03/14
Michael A Volpe******	Senior Vice President, Head of Bank Operations	52	12/22/86	10/01/19
Jonathan R. West	Senior Vice President & Chief Legal Officer	63	05/01/15	05/01/15

*Retired from position 3/29/19.

**Left employment 1/8/93; rehired 5/10/93. Held the CIO position until 12/31/19. Will retire from current position on 3/31/20.

***Retired from position 9/30/19.

****MC Member as of 10/1/19.

*****MC Member as of 1/1/20.

******Left employment 7/25/98; rehired 10/23/06. MC Member as of 10/1/19.

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

Mr. Amig joined us as Director of Bank Relations in February 1993. In January of 2009 he was named Senior Vice President and Head of Bank Relations and served in that role until his retirement at the end of the first quarter of 2019. From January 1985 through January 1993, he was a senior officer at the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990 to 1993. Mr. Amig also served as a legislative aide to the President Pro Tempore of the Pennsylvania Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives. Mr. Amig received his undergraduate degree in Political Science from Albright College (Reading, PA).

Mr. Angelo joined the Bank as Chief Audit Officer in September 2008.  In this role, he oversees the activities of the Internal Audit Department, which provides independent, objective assurance and consulting services designed to add value and improve the Bank’s operations. He is also responsible for providing support to the Audit Committee of the Bank’s Board of Directors, in connection with matters related to internal controls.  Mr. Angelo was appointed to the Management Committee in July 2016.  Mr. Angelo holds an M.B.A. in Finance and a B.S. in Accounting, both from New York University’s Stern School of Business.  He is a Certified Public Accountant and is a member of the American Institute of CPAs and the New York State Society of CPAs as well as the Institute of Internal Auditors.  Mr. Angelo began his career as an associate auditor with Coopers & Lybrand, and then held positions of increasing responsibilities in internal audit roles at Bankers Trust Company and Bear, Stearns & Co.

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

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017.  Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016.  In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice and serves as the Bank’s Compliance Officer.  This role encompasses Financial Risk Management and Credit Risk Analytics; Credit Policy and Review; Model Risk Management; Technology Risk; and Compliance.  She also chairs the Bank’s internal Enterprise Risk Committee. Ms. Feinberg joined the Bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc.  Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification.  She is a member of the NYSCPA, AICPA and the PRMIA Market, Liquidity and Asset Liability Management Risk Leader Group.

Mr. Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  In that role, Mr. Fusco directed and oversaw all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity.  He was also Chairman of the Bank’s internal Operational Risk Committee from 2011 through 2019.  Mr. Fusco has been with the Bank since March 1987.  During his 33 year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York. In 2019, Mr. Fusco announced plans to retire from the Bank at the end of the first quarter of 2020. As part of the transition plan, he relinquished the CIO position at end of 2019 and will serve as the Special Advisor to the CEO until his retirement.

Mr. Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the Sales, Marketing and Research activities for all business lines.  In addition, he manages the FHLBNY’s Mortgage Partnership Finance® Program and Member Service Desk.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our business areas.  He has been a member of the FHLBNY’s Management Committee since 2008.  He serves on many of the FHLBNY’s internal Committees and created the Products, Services and Membership Committee.  He is also actively involved in the FHLBNY’s Strategic Planning process, where he assists with the development and implementation of the strategic plan and new initiatives. He speaks at a variety of trade conventions and conferences and also provides training for regulatory agencies and bond investors. In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, in Finance from The New York Institute of Finance and in Management Excellence from Harvard University.  He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Audit Committee.

Mr. Héroux was named Chief Bank Operations Officer and Community Investment Officer in December 2015, a role he held until he retired from the FHLBNY in September of 2019.  In this role, he oversaw several functions, including Credit and Correspondent Services, Collateral Services and Community Investment/Affordable Housing Operations.  Prior to this, he was Head of Member Services from 2004 to 2015.  Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990.  During his tenure, he held other key positions including Chief Credit Officer and Director of Financial Operations.  He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior

Executive Program as well as the ABA Stonier National Graduate School of Banking.  Prior to joining us, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.

Mr. Neylan became Chief Financial Officer on March 30, 2012.  Mr. Neylan is responsible for overseeing the Bank’s Accounting, Management Reporting and Strategic Planning functions.  He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001.  Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Ms. Palladino was named Senior Vice President and Head of Affordable Housing and Community Investment in October 2019. She is responsible for oversight of Collateral Analytical Services and the Affordable Housing and Community Lending Programs.  Ms. Palladino previously served as Vice President and Director of Collateral and Affordable Housing Services from July 2016 through September 2019. Prior to that, she served as Vice President holding the functional titles of Director of Collateral Analytical Services (February 2012 – June 2016) and Director of Loan Review Analysis (June 2010 – January 2012). Ms. Palladino joined the Bank in June of 2010. Prior to joining the Bank, Ms. Palladino held various management positions at GMAC Mortgage Corporation and Home Savings of America. She holds an M.B.A. in Finance from Long Island University and a B.A. in Communications from William Smith College.

Mr. Radziemski was named Senior Vice President and Chief Information Officer on January 1, 2020. In this role, he directs and oversees several functions including Information Technology, Information Security, Business Continuity Planning, Vendor Management, and Records Management. Mr. Radziemski joined the FHLBNY in July 2019 as Deputy Chief Information Officer. Prior to joining the FHLBNY, he spent over 30 years working in information technology in the financial services industry, including senior technology leadership roles at Bankers Trust, MetLife, CitiGroup, and Lord, Abbett & Co., LLC (Lord Abbett). His last full-time role before joining the FHLBNY was as Chief Information Officer at Lord Abbett, from March 2003 until July 2016. After Lord Abbett, he did management consulting work as a Partner for Fortium Partners from July of 2017 until joining the FHLBNY. He received a B.Sc. in Operations Research and Industrial Engineering from Cornell University, and a M.S. in Industrial Engineering from Stanford University.

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

Mr. Volpe was named Senior Vice President and Head of Bank Operations in October 2019. In this role, he directs and oversees several functions, including Credit and Collateral Operations, Correspondent Services, Custody and Pledging Services, Business Process and Project Support, and Electronic Payments. Mr. Volpe previously served as First Vice President and Director of Bank Operations from January 2019 through September 2019. Prior to that, he served as Vice President beginning in October 2006, holding several functional titles during that time, including Director of Bank Operations (December 2018); Director of Member Services Operations (April 2015 – November 2018); Director of Collateral and Correspondent Services (February 2012 – April 2015); and Director of Collateral Operations (October 2006 – January 2012). He joined the FHLBNY in January 1989 and later took an eight year hiatus, from 1998 to 2006, where he held various positions at The Bank of New York. He received a B.S. in Finance and M.B.A. in International Finance from St. John’s University (NY), and is also a graduate of the ABA Stonier Graduate School of Banking.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2019 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair through December 31, 2019), Kevin Cummings (Vice Chair through December 31, 2019 and Chair commencing January 1, 2020), David R. Huber (Vice Chair commencing January 1, 2020), Joseph R. Ficalora, Thomas L. Hoy, Christopher P. Martin, and Ángela Weyne.

Audit Committee Financial Expert

Our Board of Directors has determined that David R. Huber of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K.

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

Compensation Discussion and Analysis

I.         Introduction

This section describes and analyzes the Bank’s 2019 compensation program for our “named executive officers” (“NEOs”). Our NEO’s include our chief executive officer, chief financial officer and our other most highly-compensated executive officers who were serving as executive officers on December 31, 2019. The Bank’s named executive officers during 2019 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Melody Feinberg (Senior Vice President and Chief Risk Officer); 4) G. Robert Fusco (Senior Vice President, Chief Information Officer and Head of Enterprise Services); 5) Phillip Scott (Senior Vice President and Chief Capital Markets Officer); and 6) Paul B. Héroux (Former Senior Vice President and Chief Banking Operations Officer).

a)	Compensation & Human Resources Committee Oversight of Compensation

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber of diverse financial services executives capable of achieving strategic business initiatives, enhancing business performance and increasing shareholder value. In this regard, it is the role of the Compensation & Human Resources Committee (“C&HR Committee”) of the Board of Directors (“Board”) to:

1.	Review and recommend to the Board changes regarding our compensation and benefits programs for employees and retirees;

2.	Review and approve individual performance ratings and related merit increases for our Chief Executive Officer and for the other Management Committee members (which Committee includes all the NEOs of the Bank;

3.	Review salary adjustments and benefits for Chief Executive Officer and for the other Management Committee members;

4.	Review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts for Management Committee members;

5.	Advise the Board on compensation, benefits and human resources matters affecting Bank employees;

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

b)	Regulatory Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Pursuant to the Executive Compensation Rule, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks' executive officers. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days' advance notice to the Finance Agency of any arrangement that provides for incentive awards to executive officers. Under the supervision of our board of directors, we provide this information to the Finance Agency as required and requisite approvals have been obtained.

In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks and the Office of Finance are expected to adhere in setting executive compensation policies and practices.  These principles consist of the following:

•	Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•	Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;

•	A significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome indicators;

•	A significant percentage of an executive's incentive-based compensation should be deferred and made contingent upon performance over several years; and

•	The FHLBank's board of directors should promote accountability and transparency in the process of setting compensation.

In evaluating an FHLBank's compensation, the Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. We have incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers, as described below. We are prohibited by regulations from offering equity-based compensation. Our total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for and retain talent.

In light of the Finance Agency’s authority, the Bank’s compensation practices and policies described in this Item 11 are subject to adjustment as a result of regulatory guidance and directives.

The Bank is exempt from SEC proxy rules and as such does not provide shareholder advisory “say on pay” votes regarding executive compensation.

c)	About the Bank’s Mission

The mission of the Bank is to advance housing opportunity and local community development by supporting members in serving their markets. We meet our mission by providing our members with access to economical wholesale credit and technical assistance through our credit products, mortgage finance programs, housing and community lending programs and correspondent services to increase the availability of home financing to families of all income levels.

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

d)	Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which was in effect for all compensation decisions effective January 2019 through December 2019 include the following:

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

In September 2018, the Board-approved an updated Compensation Policy as a result of the 2018 Total Rewards Study discussed in Section II below which impacts compensation decisions made in the fourth quarter 2019 through the date of this filing. The major components of the Compensation Policy changes include the following:

•	The Bank will benchmark NEOs and Management Committee positions against “like-for-like” position at Regional/Commercial Banks of $20-$65B in assets;

•	“Secondary Peer Group” will be benchmarked at the 75th percentile or higher;

•	Custom analysis will be utilized for certain Risk, Capital Markets and other Specialty Areas to account for the limited availability and concentration of talent within the largest financial firms typically located in New York; and

•	Include other Federal Home Loan Banks and Bulge Bracket banks (i.e. large and global financial firms) as a secondary comparator group.

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

•	Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;

•	Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and

•	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

II.       The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan, hereinafter referred as  the “IC Plan”); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Nonqualified Defined Benefit Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DB BEP”), the Nonqualified Defined Contribution Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DC BEP”), and the Nonqualified Deferred Incentive Compensation Plan (“NDICP”); and (c) health and life and disability insurance programs available to all employees.

The objectives of the total compensation program are to help motivate employees to achieve consistent and superior results, taking into account prudent risk management, over a long period of time. We also provide a program that allows us to compete for and retain talent that otherwise might be lured away.

a)	2018 Total Rewards Study Results

In accordance with the Board-approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness in the context of recruitment and retention.

In July 2018, the C&HR Committee engaged a benefits and compensation consultant, Willis Towers Watson (“Towers”), to perform a broad and comprehensive review of the Bank’s Compensation Policy and Total Rewards program for all employees including NEOs, and present recommendations to the C&HR Committee. The Bank conducted a competitive bid process with experienced compensation and benefits consulting firms that resulted in the C&HR Committee engaging Towers as the compensation and benefits consultant to perform the review.

For the compensation component, the compensation and benefits consultant used job-level market data from proprietary Financial Services surveys and jobs from five designated tiers, including NEOs and Management Committee members. Specific Bank peer groups were included in the Total Rewards Study based on their available data and alignment with the September 2018 Board-approved Compensation Policy set forth above.

For the health and welfare component, Towers used their Benefits/Value (“BenVal”) methodology to determine the value of benefit programs which assigned an actuarial value to the Bank’s benefits programs and programs offered by other employers included in the Total Rewards Study.

A representative list of the peer group that was used in the Towers healthcare and welfare component of the benefits study in 2018 is set forth in the table below.

American Express	Capital One	M&T Bank Corporation
Banco Santander New York	CIBC	RBC Bank- US
Bank of America Corporation BMO Financial Group	Cisco Systems, Inc. Citigroup Inc.	State Street Corporation TD Bank
BNY Mellon	ING Intuit Inc.	PNC Financial Services Group, Inc.

b)	2018 Compensation Benchmarking

For the year 2018, McLagan, a subsidiary of Aon, used for compensation benchmarking analysis purposes the Compensation Policy as of September 2015 for all NEO compensation decisions in effect beginning January 2019 (details of which are provided above).

We received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2019) for the NEOs, which letter was based upon the results of compensation benchmarking analysis of McLagan.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

c)	Market Data Participants — Commercial Banks and FHLBanks used for 2019 market pay analysis:

AIB	Federal Reserve Bank of Atlanta	Northern Trust Corporation
Ally Financial Inc.	Federal Reserve Bank of Boston	PacWest Bancorp
Associated Bank	Federal Reserve Bank of Cleveland	People's United Bank, National Assoc.
Australia & New Zealand Banking Group	Federal Reserve Bank of New York	PNC Bank
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Richmond	Popular Community Bank
Banco Itaú Unibanco	Federal Reserve Bank of San Francisco	Rabobank
Bank Hapoalim	Federal Reserve Bank of St Louis	Regions Financial Corporation
Bank of America Merrill Lynch	Fifth Third Bank	Royal Bank of Canada
Bank of New York Mellon	First Citizens Bank	Royal Bank of Scotland Group
Bank of Nova Scotia	First Republic Bank	Santander Bank, NA
Bank of the West	First Tennessee Bank/ First Horizon	Signature Bank - NY
Bayerische Landesbank	FNB Omaha	Societe Generale
BBVA Compass	Freddie Mac	Standard Chartered Bank
BMO Financial Group	GE Capital	State Street Corporation
BNP Paribas	Hancock Bank	Sterling National Bank
BOK Financial Corporation	HSBC	Sumitomo Mitsui Banking Corporation
Branch Banking & Trust Co.	Huntington Bancshares, Inc.	Sumitomo Mitsui Trust Bank
Brown Brothers Harriman	ICBC Financial Services	SunTrust Banks
Capital One	ING	SVB Financial Group
Charles Schwab & Co.	Intesa Sanpaolo	Synchrony Financial
China Construction Bank	Investors Bancorp, Inc.	Synovus
CIBC World Markets	JP Morgan Chase	TD Ameritrade
CIT Group	KBC Bank	TD Securities
Citigroup	KeyCorp	Texas Capital Bank
Citizens Financial Group	Landesbank Baden-Wuerttemberg	The PrivateBank
City National Bank	Lloyds Banking Group	U.S. Bancorp
Comerica	M&T Bank Corporation	UMB Financial Corporation
Commerce Bank	Macquarie Bank	Umpqua Holding Corporation
Commerzbank	MB Financial Bank	UniCredit Bank AG
Commonwealth Bank of Australia	MUFG Bank, Ltd.	Valley National Bank
Crédit Agricole CIB	MUFG Securities	Webster Bank
Credit Industriel et Commercial – N.Y.	National Australia Bank	Wells Fargo Bank
Cullen Frost Bankers, Inc.	Natixis	Westpac Banking Corporation
DBS Bank	New York Community Bank	Zions Bancorporation
DZ Bank	Nord/LB
East West Bancorp	Nordea Bank
Fannie Mae	Norinchukin Bank, New York Branch

d)	Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultants Towers and McLagan in 2019 was $418,894. Regarding compensation consulting, payments made to Towers were in the amount of $392,144. McLagan also provided services for 2019 NEO compensation benchmarking services in the amount of $26,750. The Bank also engaged Towers for insurance placement services and, through insurance commissions, compensated Towers for these additional services unrelated to compensation consulting in the amount of $122,686 in 2019. The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2019. While the C&HR Committee has concluded that no conflict of interest was created by management's engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III.	Incentive Compensation Plan

a)	Overview of the 2019 IC Plan

The objective of the Bank’s 2019 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2019 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2019 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt and non-exempt employees are eligible to participate in the 2019 IC Plan. Awards under the 2019 IC Plan were calculated based upon performance during 2019 and paid to participants on March 6, 2020.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement”; or “Unsatisfactory”.  Incentive Compensation Plan awards are only paid to participants who have attained at least a “Meets Requirements” rating on their individual performance evaluations and do not have any unresolved disciplinary matters.

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

The actual results for each goal may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum. For example, if the actual results fall between target and maximum, the Incentive Plan participant will receive the payout for achieving target plus an additional amount for the excess over target. This calculation is performed for each Bankwide goal. For each goal, there is no payout if the actual result does not reach the threshold, and the payout is capped at maximum. Individual performance goals are capped at target.

The 2019 Incentive Compensation Opportunity is summarized as follows:

Rank	Bank Performance/Individual Performance	Incentive Compensation Opportunity

President – CEO	90%/10%	50% (Threshold) 80% (Target) 100% (Maximum)
Other NEOs	90%/10%	30% (Threshold) 50% (Target) 75% (Maximum)

The 2019 Bankwide goals are organized into three broad categories and are presented in the charts below. These charts contain:

•	a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•	an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•	actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1.	Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		70% of Bankwide Goal

Return Component- Dividend Capacity as forecasted in the 2019 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35.00%	5.11%	5.86%	6.86%	6.26%

Risk Component -The 2019 Bankwide Risk goal consists of two components, each with five complementary factors or metrics. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.

Risk Component —Market, Capital and Earnings (“MCE”) Risk Exposure. The four metrics	Attempts to broadly cover financial risks within the Bank’s book of business.

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
for the MCE Component are: 1) Equity Sensitivity (Downside); 2) Dividend Sensitivity; 3) Capital Protection; and 4) Retained Earnings Sufficiency. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum two PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.		24.50%	2	3	4	4

Risk Component—Operations and Controls (“BOC”) Exposure. The BOC Component attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes. The four metrics for BOC measure are: 1) Operational Exception; 2) Controls over Financial Reporting; 3) Control Awareness and Sustainment Training; 4) Information Technology General Controls. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum two PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.	Attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes.	10.50%	2	3	4	4

(1) The Risk Goals are intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to appropriately manage risk levels in the business. Preserving the value of member paid-in capital and providing a predictable dividend are important ways that the Bank helps to provide value to stockholders.

2.	Growth Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
GROWTH EFFECTIVENESS(2)		15 % of Bankwide Goal

Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	5	10	15	14

Number of New/Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	11	21	31	28

Advance Volume-Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.75%	$91.03B	$101.14B	$106.20B	$95.61B

Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	3.75%	49.00%	53.00%	55.00%	53.34%

(2)	The Bank’s Growth Effectiveness goal is intended to “plant the seeds” for future growth. Our district has historically been subject to a high level of merger and acquisition activity, and we consistently have had the least, or second least, number of members of all the FHLBs. Increasing the number of new members and increasing the number of new and returning borrowing members is a method employed to help manage the risk of the Bank having fewer members and borrowers in the future.

3.	Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results
COMMUNITY INVESTMENT EFFECTIVENESS (3)		15% of Bankwide Goal
Completion, Implementation and Roll-Out of the New First-time Homebuyer Set-aside Program	The number of members that are enrolled and approved to participate in the new first-time homebuyer AHP set-aside program	3.00%	50		55		65		110
Dollar Amount of Approved Community Lending Program Applications	Supports the provision of liquidity to members for housing and community development activities	3.00%	$1.7	B	$1.9	B	$2.2	B	$1.7	B

Increase Member participation in AHP Competitive program	The number of members who, in 2019, either: 1) submit AHP applications for the first time; 2) submit an AHP application after having not participated in the past two years; or 3) submit more AHP applications than what was submitted in 2018.	3.00%	10		12		15		17

Community Investment and Affordable Housing Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs	6.00%	72		80		92		128

(3)	The Community Effectiveness Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall, the weighted average result for Bankwide goals was 63.2% above target. The weighted average result for the Risk Management Group was 66.2% above target. Payments are interpolated between the target and maximum amounts.

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

The Board may decide to not seek recovery of the Undue Incentive Amount if the Board determines that to do so would be unreasonable or contrary to the interests of the Bank.  In making such determination, the Board may take into account such considerations as it deems appropriate including, but not limited to: (a) whether the Undue Incentive Amount is immaterial in impact to the Bank; (b) whether the Participant engaged in any intentional or unlawful misconduct that contributed to the inaccurate, misstated and/or misleading information; (c) whether the change in the applicable achievement level was a result of circumstances beyond the control of management; (d) the likelihood of success to recover the claimed Undue Incentive Amount under governing law versus the cost and effort involved; and (e) whether seeking recovery could prejudice the interests of the Bank. The decision by the Board to seek recovery of an Undue Incentive Amount need not be uniform among Participants. Authority of the Board under this IC Plan may be delegated to the Committee, but may not be delegated to the President.

If the Board determines to seek recovery of any or all of the Undue Incentive Amount (the “Recovery Amount”), it will make a written demand from the Participant for the repayment of the Recovery Amount. Subject to the IC Plan provisions regarding the forfeiture of unpaid amounts, if the Participant does not within a reasonable period, after receiving the written demand, provide repayment of the Recovery Amount, and the Board determines that he or she is unlikely to do so, the Board may seek a court order against the Participant for repayment of the Recovery Amount.

d)	Required Deferral of Incentive Compensation Plan Awards

A required deferral portion of the IC Plan (“DICP”) applies to members of the Bank’s Management Committee including all NEOs. Such deferred compensation plan provides that the payments made to Management Committee members under the IC Plan are deferred and will be made as described below.

The DICP provides that 50% of the Total Communicated Award (as defined below), if any, under the Plan year communicated to Management Committee participants (which includes the NEOs) will ordinarily be paid by the middle of March following the Plan year.

The remaining 50% will be deferred (the “Deferred Incentive Award”), subject to certain additional conditions specified in the Plan, such that 33 1/3% of the Deferred Incentive Award will ordinarily be paid by the middle of March of the following three years. Deferred Incentive Awards will be paid if the Bank’s ratio of market value of equity to par value of capital stock is equal to, or greater than 100%. To compensate employees for the lost time value of money, the Bank will pay an interest rate on the deferred amount equal to the Bank’s return on equity over the deferral period, subject to a floor of zero.

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

“Deferred Incentive Award” means the remaining 50 percent of the Total Communicated Award.

Payment	Description	Payment Year
Current Communicated Incentive Award	50% of the Total Communicated Award	Base year*
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 1**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 2**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 3**

* Payment shall ordinarily be made within the first two and a half weeks of March.

** Payment shall ordinarily be made within the first two and a half weeks of March in the year indicated.

IV. Retirement Benefits

a)	Introduction

We maintain comprehensive qualified and non-qualified defined benefit and defined contribution savings plans for our employees, including our NEOs. The benefits provided by these plans are components of the total compensation opportunity for employees. The Board and C&HR Committee believe these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants’ long-term financial planning. These plans are discussed below.

Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There is one NEO who qualifies for this benefit: G. Robert Fusco.

Defined Benefit Plan

The DB Plan is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

Participants who, as of July 1, 2008, had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentive compensation opportunities available under the Bank’s IC Plan, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award. The Normal Form of Payment is a life annuity with a guaranteed 12-year payout. A 1% simple interest cost of living adjustment (“COLA”) is provided annually to participants beginning at age 66. These participants are identified herein as “DB Plan A.”

For participants who, as of July 1, 2008, did not have five years of DB Plan service and attained age 50 years or older, identified herein as “DB Plan B”, the DB Plan provides a benefit of 2.0% of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment for participants hired on or after July 1, 2008 is a life annuity (i.e., an annuity paid until the death of the participant). The guaranteed 12-year payout option under a life annuity, as previously provided to Grandfathered participants, was terminated effective July 1, 2008. In addition, for the Non-Grandfathered participants, COLAs are no longer provided on future accruals.

For participants who were hired on or after July 1, 2014, the DB Plan provides a benefit of 1.50% of a participant’s highest consecutive 5-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years.  Earnings for participants who were hired on or after July 1, 2014 are defined as base salary only, excluding short-term incentive compensation opportunities available under the Bank’s IC Plan, subject to the annual Internal Revenue Code limit. These participants are identified herein as “DB Plan C.”

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN(DB PLAN) PROVISIONS	DB PLAN A**	DB PLAN B***	DB PLAN C
Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

* Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

** This includes the following NEO: K. Neylan.

*** This includes the following NEOs: M. Feinberg; G. Robert Fusco; J. González; P. Héroux and P. Scott.

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

Cost of Living Adjustments (or “COLAs”) — Once a DB Plan A retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to DB Plan B Employees on benefits accruing after that date.

Early Retirement Subsidy — Early retirement under the plan is available after age 45.

Vesting — DB Plan A Employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit. DB Plan B Employees who entered the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5-Year Cliff” is a reference to the foregoing provision. DB Plan A and DB Plan B Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

Earnings under the DB Plan for DB Plan A and DB Plan B Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2019 was $225,000.

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

1.	Defined Benefit Component of the Benefit Equalization Plan

Employees at the rank of Vice President and above (including the NEOs) who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the DB BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan with the exception of the benefit multiplier reduction to 1.5% implemented effective July 1, 2014 under DB Plan C.

The primary objective of the DB BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the DB BEP. The DB BEP also enhances benefits for certain NEOs as follows:

NON-QUALIFIED DEFINED BENEFIT (DB BEP PLAN) PROVISIONS	DB PLAN A*	DB PLAN B**
Benefit Multiplier	2.5%	2.0%

Final Average Pay Period	High 3-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None

* This includes the following NEOs: K. Neylan and J. González. Effective January 1, 2019, the DB BEP Component of the Supplemental Executive Retirement Plan was amended to provide J. González with the provisions under DB Plan A of the DB Plan.

** This includes the following NEOs: M. Feinberg; G. Robert Fusco; P. Héroux and P. Scott.

The DB BEP is an unfunded arrangement.  However, the Bank has established a grantor trust to assist in financing the payment of benefits under this plan. The Bank’s policy is to maintain assets in the grantor trust at a level up to the Accumulated Benefit Obligation for the DB BEP. The financing level for the DB BEP is reviewed annually.

The Nonqualified Plan Committee administers various oversight responsibilities pertaining to the DB BEP. These matters include, but are not limited to, approving employees as participants of the DB BEP and adopting any amendment or taking any other action which may be appropriate to facilitate the DB BEP. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include a Board Director who is a member of the C&HR Committee, our Chief Financial Officer, and the Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee.

2.	Defined Contribution Plan

NEOs may contribute to the DC Plan, a retirement savings plan qualified under the IRC. All employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2019 was $19,000 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.  Contributions of less than 2% of base salary receive a match of up to 1.5% of the employee’s base salary.

3.	Defined Contribution Component of the Benefit Equalization Plan

Employees at the rank of Vice President and above (including the NEOs) who exceed income limitations established by the IRC, and who contribute to their qualified DC Plan up to the IRC Limits, are eligible to participate in the DC BEP.  Participating employees are allowed to defer up to 19% of the employee’s base salary (less the amount of salary deferrals allowed under the DC Plan pursuant to the IRS Limits).

As a continuation of the qualified DC Plan, the Bank will make a matching contribution each plan year of up to 6% of base salary on the elective deferrals made under the DC BEP.  If an employee elects to defer less than 4% of base salary, the Bank will match at a rate of 150% of elective deferred contributions.  For deferrals beginning January 1, 2020, the Bank will make a matching contribution of up to 9% of base salary for NEO elective deferrals (in excess of the DC Plan contribution limits). All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.

Amounts deferred and contributed as matching contributions under the DC BEP shall be credited to the participant’s DC BEP account. Participants may choose to invest their DC BEP funds within a menu of investment options.

4.	Nonqualified Deferred Incentive Contribution Plan

The NDICP allows employees serving at the rank of a Vice President or above (including the NEOs) to elect to defer all or a portion of the employee’s annual incentive compensation that is paid to the employee under the terms of any Board-approved IC Plan or deferred portion of such IC Plan. The Bank does not provide a match on these deferrals.  All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.

Amounts deferred and contributed under the NDICP shall be credited to the participant’s NDICP account.  Participants may choose to invest their NDICP funds within a menu of investment options. Participants may elect to receive their funds in a lump sum or in at least two annual installments (not to exceed ten annual installments).

V.     Health and Welfare Programs and Other Benefits

a)	Perquisites and Benefits

We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same general terms and conditions:

•	Medical, dental, and vision insurance (subject to employee expense sharing);

•	Vacation leave, which increases based upon officer title and years of service;

•	Life and long-term disability insurance (NEOs are eligible for enhanced monthly benefits under our disability insurance program);

•	Travel and accident insurance which include life insurance benefits;

•	Educational assistance; and

•	Employee relocation assistance, where appropriate, for new hires.

b)	Retiree Medical

We offer eligible employees, including certain NEOs, medical coverage when they retire. Employees are eligible to participate in the Retiree Medical Benefits Plan if they were at least 55 years old as of January 1, 2015 with 10 years of service when they retire from active service.

Retirees who retire before age 62 pay the full premium for the coverage they had as employees until they attain age 62. The premium paid by retirees upon becoming Medicare-eligible (either at age 65 or prior thereto as a result of disability) is a premium reduced to take into account the status of Medicare as the primary payer of the medical benefits of Medicare-eligible retirees.

Under the Plan as in effect from May 1, 1995 until December 31, 2007, herein identified as “Grandfathered,” retirees beginning at age 62, we contributed a percentage of the premium based on their total completed years of service (no adjustment is made for partial years of service) on a “Defined Benefit” basis. There are no NEOs who qualify for this benefit.

Effective January 1, 2008, for employees who, as of December 31, 2007, did not have 5 years of service and were age 60 or older, herein identified as “Non-Grandfathered,” we contributed $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan from age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled). There are no NEOs who qualify for this benefit.

For all covered employees as of as of January 1, 2015, including the NEOs, from age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), we contribute $26.87 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.

After the retiree or a covered dependent of the retiree becomes Medicare-eligible, our contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $14.93 per month multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan. The $26.87 and $14.93 amounts are fixed and not cost-of-living (COLA) adjusted.

Below is a summary of the Retiree Medical Benefits Plan:

Retiree Medical Benefit Plan	Provisions For Retirees January 1, 2015 and After*
Plan Type

Defined Dollar Plan: A medical plan in which medical coverage is provided to a retired employee up to a fixed cost for the coverage elected by the employee and the retiree assumes all costs above the stated contribution.

Eligibility	Active employee who has completed 10 years of employment at FHLBNY and attained age 55 as of January 1, 2015.

Medical Plan Formula	1) Retiree (and covered individual), is eligible for $26.87/month x years of service after age 45, and has attained the age of 62. The Cost of Living Adjustment is excluded.

2) Retiree (and covered individual) is eligible for $14.93/month x years of service after age 45 and after age 65. The Cost of Living Adjustment is excluded.

$0 for Pre-62 Pre-65/Post-65
Employer Cost Share Examples:

10 years of service after age 45	$3,224/$1,792/Annually

15 years of service after age 45	$4,837/$2,687/Annually

20 years of service after age 45	$6,449/$3,583/Annually

* This includes the following NEOs: G. Robert Fusco; P. Héroux and K. Neylan.

c)	Additional Life Insurance

Additional Life Insurance was provided to Mr. Heroux who, in 2003, was a participant in the Split Dollar life insurance program, as consideration for his assigning to the Bank his portion of the Split Dollar life insurance policy. The Split Dollar life insurance program was terminated in 2003. The total insurance coverage for the participating NEO was $1,000,000 with an annual premium expense to the Bank of $6,790 in 2019

Effective October 1, 2019, the policy was terminated upon the retirement of Mr. Héroux with no further expense to the Bank for the supplemental life insurance program.

VI.       Severance Plan, Executive Change in Control Agreements and Golden Parachute Rule

a)       Severance Plan

Other than as described below, all Bank employees are employed under an “at will” arrangement.  Accordingly, an employee may resign employment at any time and the Bank may terminate the employee’s employment at any time for any reason with or without cause.

Severance benefits to an employee in the event of termination of his or her employment may be paid in accordance with the Bank’s formal Board-approved Severance Pay Plan (“Severance Plan”) available to all Bank employees who work twenty or more hours a week and have completed at least two “periods of service” (the number of six (6) month periods, in the aggregate, for which an employee is employed by the Bank).

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

An officer shall be eligible for two weeks of severance benefits for each six month period of service with the Bank (even if the employment has been less than six months), but not less than eight weeks of severance benefits nor more than thirty-six weeks of such benefits; in the event of a change in control, the ‘floor’ and ‘cap’ shall be twelve weeks and fifty-two weeks, respectively. Non-officers are eligible for severance benefits in accordance with different formulas.

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

b)       Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 and renewed in January 2019 for an additional three-year term between the FHLBNY and the NEOs, which provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.

Under the terms of the CIC Agreement, if the executive’s employment with FHLBNY is terminated by FHLBNY without “cause” or by the executive for “good reason” (as defined in the CIC Agreement) during the period beginning on the earliest of (a) twelve (12) months prior to the execution by FHLBNY of a definitive agreement regarding a Change in Control, (b) twelve (12) months prior to Change in Control mandated by federal statute, rule or directive, and (c) twelve (12) months prior to the adoption of a plan or proposal for the liquidation or dissolution of FHLBNY, and ending, in all cases, twenty-four (24) months following the effective date of the Change in Control, the executive becomes entitled to certain severance payments and benefits.

The payments and benefits include: (i) an amount equal to the product of the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for the CEO, and 1.5 for other CIC Agreement participants; (ii) if the executive is a participant in FHLBNY’s Incentive Compensation Plan (the “Annual Plan”), an amount equal to the product of the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the Annual Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for the CEO, and 1.5 for other CIC Agreement participants; (iii) an amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date; (iv) $15,000, which the executive may put toward outplacement services; (v) $15,000, which the executive may put toward accounting, actuarial, financial, legal or tax services; (vi) additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan of three (3) years for the CEO and one and one-half (1.5) years for other CIC Agreement participants; and (vii) an amount equal to 2.99 times the CEO’s annual matching contribution under the DC Plan and 1.5 times the match for other CIC Agreement participants.

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

c)        Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2019 restricted by the Finance Agency.

d)        Mr. G. Robert Fusco’s Retention Agreement

Mr. G. Robert Fusco, the Chief Information Officer, Head of Enterprise Services, announced his planned retirement date of April 3, 2020, and in connection to his retirement was offered a retention agreement, effective June 20, 2019. A cash payment of $425,000 will be provided if Mr. G. Robert Fusco stays through March 31, 2020 to assist in transitioning a new Chief Information Officer. We received a “non-objection” letter from the Finance Agency with respect to the payment as directed by the retention agreement.

e)        Mr. Héroux’s Release and Cooperation Agreement

Mr. Héroux, the former Senior Vice President and Chief Banking Operations Officer, announced his retirement effective September 30, 2019, and in connection to his retirement was offered a release and cooperation agreement. Mr. Héroux abided by the Agreement and received a cash payout of $466,310 on January 31, 2020. We received a “non-objection” letter from the Finance Agency with respect to the payment as directed by the release and cooperation agreement.

VII.	Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.

VIII.	Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2019, and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

Our overall objectives with regard to our compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time, and to provide a program that allows us to compete for and retain talent that otherwise might be lured away.

As we make changes to one element of the compensation and benefits program mix, the C&HR Committee considers the impact on the other elements of the mix. In this regard, the C&HR Committee strives to maintain programs that keep the Bank within the parameters of its compensation philosophy as set forth in the Bank’s Compensation Policy and Compensation Benchmarking.

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2019.

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

In addition, we have a Board and associated Committees that provide governance. The compensation programs are reviewed annually by the C&HR Committee and the structure of our compensation programs provides evidence of the balanced approach to risk and reward in our culture. The rationale behind the structure of the Incentive Plan and its goals is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission. The Incentive Plan design is intended to motivate management to act in ways that are aligned with the Board’s wishes to have us achieve forecasted returns while managing risks within prescribed risk parameters. In addition, the goals in the IC Plan will not motivate management to increase returns if they require imprudently increasing risk.

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2019 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, C. Cathleen Raffaeli and Stephen S. Romaine. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2019, 2018 and 2017 (in dollars):

Summary Compensation Table for Calendar Years 2019, 2018 and 2017

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation(b)(2)	Compensation (c)(3)(4)	(d)
José R. González	2019	$993,600	$-	$-	$-	$961,906	$2,736,000	$145,233	$4,836,739
President &	2018	$920,000	$-	$-	$-	$927,184	$69,000	$61,989	$1,978,173
Chief Executive Officer (PEO)	2017	$875,000	$-	$-	$-	$860,851	$91,000	$47,024	$1,873,875

Kevin M. Neylan	2019	$531,787	$-	$-	$-	$365,340	$1,598,000	$71,995	$2,567,122
Senior Vice President,	2018	$515,048	$-	$-	$-	$376,879	$528,000	$38,402	$1,458,329
Chief Financial Officer (PFO)	2017	$484,751	$-	$-	$-	$343,265	$1,081,000	$78,941	$1,987,957

Melody J. Feinberg	2019	$438,813	$-	$-	$-	$302,648	$453,000	$60,018	$1,254,479
Senior Vice President,	2018	$425,000	$-	$-	$-	$309,608	$152,000	$34,064	$920,672
Chief Risk Officer	2017	$386,282	$-	$-	$-	$268,465	$228,000	$93,461	$976,208

G. Robert Fusco	2019	$424,978	$-	$-	$-	$292,414	$1,458,000	$113,407	$2,288,799
Senior Vice President,	2018	$411,601	$-	$-	$-	$301,229	$258,000	$86,565	$1,057,395
CIO & Head of Enterprise Services	2017	$398,645	$-	$-	$-	$281,650	$1,118,000	$104,949	$1,903,244

Paul B. Héroux*	2019	$345,769	$-	$-	$-	$19,734	$2,650,048	$113,886	$3,129,437
Senior Vice President,	2018	$423,382	$-	$-	$-	$310,827	$89,000	$92,642	$915,851
Chief Banking Operations Officer	2017	$410,055	$-	$-	$-	$291,114	$1,040,000	$118,345	$1,859,514

Phillip A. Scott**	2019	$475,000	$-	$-	$-	$324,382	$742,000	$61,996	$1,603,378
Senior Vice President,
Chief Capital Markets Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2019

(1)  The amounts in column (a) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2019, 2018, and 2017 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2019 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 12, 2019. The amounts in column (a) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2019: $55,853 for González, $23,352 for K. Neylan, $17,489 for M. Feinberg, $19,114 for G. Robert Fusco, $19,734 for P. Héroux and $18,913 for P. Scott.

(2)   The amounts in column (b) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits”.

(3)  For 2017, the Bank included in “All Other Compensation” items that need not have been included in this chart as they involved benefits available to all employees, including costs relating to health (including employee assistance), dental and vision insurance premiums.

(4)  The amounts in column (c) for 2019 consist of the following amounts

* P. Héroux, who held the CBOO position, left the Bank on September 30, 2019. His Board-approved annual salary was $437,142; the salary actually paid was $345,769.

** P.Scott was not an NEO in 2017 and 2018. Therefore, footnotes regarding 2017 and 2018 compensation are not included in this year’s report.

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non- qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other (5)	Total
José R. González	$11,278	$48,151	$10,804	$-	$75,000	$145,233

Kevin M. Neylan	$6,094	$28,078	$10,330	$904	$26,589	$71,995

Melody J. Feinberg	$16,800	$9,494	$10,553	$1,230	$21,941	$60,018

G. Robert Fusco	$14,677	$10,788	$66,693	$-	$21,249	$113,407

Paul B. Héroux	$16,800	$3,946	$92,645	$495	$-	$113,886

Phillip A. Scott	$10,790	$17,538	$6,366	$3,552	$23,750	$61,996

(1)	For all NEOs, includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)	For all NEOs, includes payment for funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)	Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long term disability insurance. The Bank provided payment to J. González and K. Neylan for executive medical benefits. The Bank provided payment to P. Héroux for term life insurance premiums. The Bank provided G. Robert Fusco and P. Héroux with payments under the replacement plan for the Nonqualified Profit Sharing Plan. The Bank provided $20,000 for P. Héroux the value of outplacement services.

(4)	The Bank paid tax gross-up amounts for P. Héroux, K. Neylan and P. Scott’s reimbursements for fitness club membership. The Bank paid tax gross-up amounts for M. Feinberg, K. Neylan and P. Scott’s reimbursements for tax preparation advice. The Bank paid tax gross-up amount for P. Héroux’s service award. This amount is included in column (c) of the Summary Compensation Table.

(5)	The Bank paid a performance-based award to employees (including NEOs) who received a rating of “Exceed Requirements” or “Outstanding” on their 2019 annual performance review.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2019 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2019

Grants of Plan-Based Awards for Fiscal Year 2019
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/12/2019	$526,608	$794,880	$973,728	$-	$-	$-	-	-	$-	$-

Kevin M. Neylan	2/12/2019	$170,172	$265,893	$385,546	$-	$-	$-	-	-	$-	$-

Melody J. Feinberg	2/12/2019	$140,420	$219,406	$318,139	$-	$-	$-	-	-	$-	$-

G. Robert Fusco	2/12/2019	$135,993	$212,489	$308,109	$-	$-	$-	-	-	$-	$-

Paul B. Héroux	2/12/2019	$110,646	$172,884	$250,683	$-	$-	$-	-	-	$-	$-

Philip A. Scott	2/12/2019	$152,000	$237,500	$344,375	$-	$-	$-	-	-	$-	$-

(1)	On this date, the Board of Directors’ C&HR Committee approved the 2019 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)	Amounts represent potential awards under the 2019 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2019

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in dollars):

					Individual
		Bankwide Component(1)			Component(1)
	2019	(90% of Opportunity)			(10% of
	Annual Salary	Threshold	Target	Maximum	Opportunity)	Actual Result(2)
					Individual			Total	Current
					Performance	Bankwide	Individual	Communicated	Communicated
		Bank Performance			at Target	Component(3)	Component(4)	Award(5)	Incentive Award(6)
President		50%	80%	100%	10%
José R. González	$993,600	$447,120	$715,392	$894,240	$79,488	$826,565	$79,488	$906,053	$453,026
President & Chief Executive Officer

Other NEOs		30%	50%	75%	10%

Kevin M. Neylan	$531,787	$143,582	$239,304	$358,956	$26,589	$315,399	$26,589	$341,988	$170,994
Senior Vice President, Chief Financial Officer

Melody J. Feinberg	$438,813	$118,479	$197,466	$296,198	$21,941	$263,218	$21,941	$285,159	$142,579
Senior Vice President, Chief Risk Officer

G. Robert Fusco	$424,978	$114,744	$191,240	$286,860	$21,249	$252,051	$21,249	$273,300	$136,650
Senior Vice President, CIO and Head of Enterprise Services

Paul B. Héroux*	$345,769	$-	$-	$-	$-	$-	$-	$-	$-
Senior Vice President, Chief Banking Operations Officer

Phillip A. Scott	$475,000	$128,250	$213,750	$320,625	$23,750	$281,719	$23,750	$305,469	$152,734
Senior Vice President, Chief Capital Markets Officer

1	Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).
2	Overall weighted average result for Bankwide goals was 63.2% above target; for employees in the Risk Management Group the overall weighted average result was 66.2% above target. Payments are interpolated between the target and maximum amounts.
3	The Bankwide component is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by Bankwide component Percentage multiplied by (Maximum minus Target) percentage multiplied by the above-target overall weighted average results as defined in note 2 above [i.e., 63.2% or 66.2%].
4	Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage (When participants receive an Individual Component award, the award amount is at Target.
5	There may be small differences in the calculated payout amounts due to rounding.
6	The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012. The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2020 for performance in 2019. [Refer to Section IV.A.2 (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

* P. Héroux, who held the CBOO position, left the Bank on September 30, 2019.

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees, except that we do provide Executive Change in Control Agreements to the NEOs (refer to Section VI. 2. of the Compensation Discussion and Analysis, “Severance Plan and Executive Change in Control Agreements”, for further details). However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (amounts in whole dollars):

	2020	2019	% Increase
José R. González	$996,000	$993,600	0.24%
Kevin M. Neylan	$550,000	$531,787	3.42%
Melody J. Feinberg	$475,000	$438,813	8.25%
G. Robert Fusco	$438,790	$424,978	3.25%
Paul B. Héroux*	$-	$345,769	-%
Phillip A. Scott	$490,438	$475,000	3.25%

Note: Figures represent salaries approved by our Board of Directors for each year.

* P. Héroux, who held the CBOO position, left the Bank on September 30, 2019.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Annual merit increases may also contain a market adjustment based on market compensation job benchmarking. Refer to Section II of the Compensation Discussion and Analysis, “The Total Compensation Program” for further details.

Short-Term Incentive Compensation Plan (“IC Plan”)

Refer to Section III of the Compensation Discussion and Analysis IC Plan for further details.

Qualified Defined Contribution Plan

Employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment. Refer to Section IV (DC Plan) of this Compensation Discussion and Analysis for further details.

OUTSTANDING EQUITY AWARDS AT CALENDAR YEAR-END
AND OPTION EXERCISES AND STOCK VESTED

The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for NEOs are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last Calendar year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars) (refer to Sections IV of the Compensation Discussion and Analysis for further details about these plans):

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	5.83	$476,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	5.83	$4,015,000	$-

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	18.33	$2,034,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	18.33	$4,378,000	$-

Melody J. Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	7.83	$525,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	7.83	$657,000	$-

G. Robert Fusco	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,775,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$4,001,000	$-

Paul B. Héroux*	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,768,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$5,769,000	$45,048

Phillip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	13.00	$996,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	13.00	$1,384,000	$-

(1)	Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/19.

*	P. Héroux, who held the CBOO position, left the Bank on September 30, 2019 and elected to begin receiving a distribution from the nonqualified defined benefit plan in 2019. The amounts listed under “Payment During Last Fiscal Year” is the total amount of distribution Mr. Héroux received in 2019.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (in whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2019
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$74,049	$48,151	$31,827	$-	$264,813
NDICP	$-	$-	$-	$-	$-

Kevin M. Neylan
DC BEP	$75,905	$28,078	$56,726	$-	$335,778
NDICP	$105,383	$-	$35,200	$-	$232,897

Melody J. Feinberg
DC BEP	$1,294	$9,494	$8,738	$-	$45,946
NDICP	$263,048	$-	$91,576	$-	$576,680

G. Robert Fusco
DC BEP	$8,953	$10,788	$17,648	$-	$83,789
NDICP	$-	$-	$-	$-	$-

Paul B. Héroux*
DC BEP	$1,141	$3,946	$-	$42,117	$-
NDICP	$-	$-	$-	$-	$-

Phillip S. Scott
DC BEP	$26,935	$17,538	$22,250	$-	$142,857
NDICP	$171,208	$-	$69,734	$-	$489,044

(1)	These amounts as they pertain to the DC BEP and NDICP are also included in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our DC BEP and NDICP).

(2)	These totals as they pertain to the DC BEP are also included in the “All Other Compensation” column of the Summary Compensation Table. There are no registrant contributions in connection with the NDICP.

*	P. Héroux, who held the CBOO position, left the Bank on September 30, 2019 and received a distribution from the nonqualified defined contribution plan in 2019 in accordance with previous elections he had made in compliance with IRS rules. The amounts listed under “Aggregate Withdrawals/Distributions” is the total amount of distribution Mr. Héroux received in 2019.

Refer to Section IV of the Compensation and Discussion Analysis for more information concerning the DC BEP and NDICP.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS

Severance Plan

The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment. (Refer to Section VI of the Compensation Discussion and Analysis, “Severance Plan”, for further details.)

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2019 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2019 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	24	$993,600	$458,585
Kevin M. Neylan	36	$531,787	$368,160
Melody J. Feinberg	32	$438,813	$270,038
G. Robert Fusco	36	$424,978	$294,215
Paul B. Héroux**	36	$345,769	$239,379
Phillip A. Scott	36	$475,000	$328,846

*	Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

**	P. Héroux, who held the CBOO position, left the Bank on September 30, 2019. His total severance amount paid included 52 weeks of salary ($437,142) and health insurance replacement costs ($29,168). Refer to section IV.D.1 of this Compensation Discussion and Analysis, “Severance Plan”, for further details.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a Bank “change in control”. The CIC Agreements were renewed in January 2019 for an additional three-year period.

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2019 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

CIC Agreement contract pay-outs Assuming December 31, 2019 Bank Merger or Acquisition

Provision	Jose González	Kevin Neylan	Paul Héroux	Melody Feinberg	G. Robert Fusco	Phillip Scott
Amount equal to the executive's average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Heroux, Fusco, and Ms. Feinberg	$2,779,305	$765,793	$635,290	$625,303	$617,612	$638,125
Amount equal to the executive's full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY's Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Héroux, Fusco, Scott, and Ms. Feinberg	$2,093,000	$363,563	$307,542	$250,070	$298,984	$295,841
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive's employment termination date	$20,049	$29,168	$21,876	$1,137	$19,462	$19,972
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan ("Nonqualified DB BEP") of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Héroux, Fusco, Scott, and Ms. Feinberg	$2,151,389	$526,585	$34,854	$358,110	$91,596	$451,326
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Heroux, Fusco, Scott, and Ms. Feinberg	$178,848	$47,861	$39,343	$39,493	$38,248	$42,750
Total value of contracts	$7,252,591	$1,762,970	$1,068,905	$1,304,113	$1,095,902	$1,478,014

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section IV of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

CEO Pay Ratio

For the year ended December 31, 2019, the ratio of our CEO’s Total Compensation to the FHLBNY’s median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 28.3:1. Total Compensation of the Median Employee for 2019 is calculated in the same manner “Total Compensation” for 2019 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2019, the Total Compensation of the Median Employee was $168,218 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $4,836,739.

We identified the Median Employee by comparing the amount of base salary and incentive awards as reflected in our payroll records for 2019 for each of the employees who were employed by the FHLBNY on October 1, 2019, and ranking the annual cash compensation for all such employees (a list of 363 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2019.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2019 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
John R. Buran	$133,000	$—	$—	$—	$—	$—	$133,000
Larry E. Thompson	118,000	—	—	—	—	—	118,000
Kevin Cummings	102,500	—	—	—	—	—	102,500
Joseph R. Ficalora	102,500	—	—	—	—	—	102,500
Jay M. Ford	116,000	—	—	—	—	—	116,000
Michael M. Horn	112,500	—	—	—	—	—	112,500
Thomas L. Hoy	112,500	—	—	—	—	—	112,500
David R. Huber	102,500	—	—	—	—	—	102,500
Charles E. Kilbourne, III	102,500	—	—	—	—	—	102,500
Gerald H. Lipkin	102,500	—	—	—	—	—	102,500
Kenneth J. Mahon	102,500	—	—	—	—	—	102,500
Christopher P. Martin	102,500	—	—	—	—	—	102,500
Richard S. Mroz	112,500	—	—	—	—	—	112,500
David J. Nasca	102,500	—	—	—	—	—	102,500
C. Cathleen Raffaeli	102,500	—	—	—	—	—	102,500
Stephen S. Romaine	102,500	—	—	—	—	—	102,500
DeForest B. Soaries, Jr.	112,500	—	—	—	—	—	112,500
Carlos J. Vázquez	112,500	—	—	—	—	—	112,500
Ángela Weyne	102,500	—	—	—	—	—	102,500
Total Fees	$2,057,000	$—	$—	$—	$—	$—	$2,057,000

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

In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:

•	the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;

•	the highly competitive environment for talent in the New York City metropolitan area — a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located;

•	the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business — demands that have grown over the past several years;

•	the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend — and an institution which wishes to maintain this performance;

•	information pertaining to compensation opportunities available to directors of other Federal Home Loan Banks; and

•	director compensation surveys performed over time by outside compensation consulting firm McLagan, most recently in 2019 — surveys which provide the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.

The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2019. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2020.

Director Fee Opportunities — 2019 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (b)
Chairman	$16,625
Vice Chairman	$14,750
Audit Committee Chair (a)	$14,500
All Other Committee Chairs (a)	$14,060
All Other Directors	$12,810

Director Annual Compensation Limits — 2019 (in whole dollars)

Position	Annual Limit
Chairman	$133,000
Vice Chairman	$118,000
Audit Committee Chair	$116,000
All Other Committee Chairs	$112,500
All Other Directors	$102,500

Director Fee Opportunities — 2020 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (c)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs (a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2020 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs	$122,000
All Other Directors	$112,500

(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(b)	The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Audit Committee Chair. The numbers in this column also represent payments for each of seven meetings attended by all other Committee Chairs and all other Directors. If an eighth meeting is attended by the other Committee Chairs, they will receive $14,080 for that eighth meeting; all other Directors will receive $12,830 for that eighth meeting.

(c)	The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Committee Chairs. The numbers in this column also represent payments for each of seven meetings attended by all other Directors. If an eighth meeting is attended by the other Directors, they will receive $14,080 for that eighth meeting.

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

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 29, 2020 and December 31, 2019:

		Number	Percent
	February 29, 2020	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	8,805	16.15%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,366	13.51
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,337	11.62
		22,508	41.28%

		Number	Percent
	December 31, 2019	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	11,370	19.66%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,366	12.74
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,476	11.20
AXA Equitable Life Insurance Company	1290 Avenue of the Americas, New York, 10104	3,222	5.57
		28,434	49.17%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
New York Community Bank	Josepeh R.Ficalora	Westbury	NY	6,476	11.20%
Investors Bank	Kevin Cummings	Short Hills	NJ	2,671	4.62
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	1,375	2.38
Provident Bank	Christopher P.Martin	Iselin	NJ	571	0.99
Flushing Bank	John R. Buran	Uniondale	NY	569	0.98
Dime Community Bank	Kenneth J. Mahon	Brooklyn	NY	560	0.97
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	226	0.39
Popular Bank	Carlos J. Vázquez	San Juan	PR	212	0.37
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	79	0.14
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	29	0.05
Evans Bank, N.A	David J. Nasca	Hamburg	NY	16	0.03
				12,784	22.12%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In General

During the period from January 1, 2019 through and including the date of this annual report on Form 10-K, the Bank had a total of 19 directors serving on its Board, 11 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 8 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2019 through and including the date of this Annual Report on Form 10-K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2019 through and including the date of this annual report on Form 10-K (i.e., Michael M. Horn, David R. Huber, Charles E. Kilbourne, III, Richard S. Mroz, C. Cathleen Raffaeli, DeForest B. Soaries, Jr., Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Stephen S. Romaine, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2019 through and including the date of this annual report on Form 10-K (Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy and Christopher P. Martin) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2019 through and including the date of this annual report on Form 10-K (David R. Huber and Ángela Weyne) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee. Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2019 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2019 through and including the date of this annual report on Form 10-K (Kevin Cummings, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca and Stephen S. Romaine) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2019 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli and DeForest B. Soaries, Jr.) were independent under the NYSE independence standards for such committee members.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years ended December 31,
	2019 (a)	2018 (a)	2017 (a)
Audit Fees and Expenses	$874	$1,017	$828
Audit-related Fees	148	134	60
Tax Fees	12	35	8
All Other Fees	1	4	4
Total	$1,035	$1,190	$900

(a)	The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $66 thousand, $63 thousand and $62 thousand for 2019, 2018 and 2017, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018
4.02	Description of Securities	X
10.01	Bank 2016 Incentive Compensation Plan(a)		10-K	3/21/2016
10.02	Bank 2017 Incentive Compensation Plan(a)		10-K	3/21/2017
10.03	Bank 2018 Incentive Compensation Plan(a)		10-K	3/22/2018
10.04	Bank 2019 Incentive Compensation Plan(a)		8-K	3/18/2019
10.05	2020 Director Compensation Policy(a)	X
10.06	Bank Amended and Restated Severance Pay Plan(a)	X
10.07	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)		8-K	10/16/2019
10.08	Nonqualified Deferred Incentive Compensation Plan(a)	X
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.11	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)		10-K	3/21/2019
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 20, 2020
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 20, 2020
Kevin M. Neylan
(Principal Financial Officer)

/s/ Backer Ali	Vice President, Chief Accounting Officer and Controller	March 20, 2020
Backer Ali
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 20, 2020
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of Directors	March 20, 2020
Larry E. Thompson

/s/ Kevin Cummings	Director	March 20, 2020
Kevin Cummings

/s/ Joseph R. Ficalora	Director	March 20, 2020
Joseph R. Ficalora

/s/ Jay M. Ford	Director	March 20, 2020
Jay M. Ford

/s/ Michael M. Horn	Director	March 20, 2020
Michael M. Horn

/s/ Thomas L. Hoy	Director	March 20, 2020
Thomas L. Hoy

/s/ David R. Huber	Director	March 20, 2020
David R. Huber

Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 20, 2020
Charles E. Kilbourne, III

/s/ Gerald H. Lipkin	Director	March 20, 2020
Gerald H. Lipkin

/s/ Kenneth J. Mahon	Director	March 20, 2020
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 20, 2020
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 20, 2020
Richard S. Mroz

/s/ David J. Nasca	Director	March 20, 2020
David J. Nasca

/s/ C. Cathleen Raffaeli	Director	March 20, 2020
C. Cathleen Raffaeli

/s/ Stephen S. Romaine	Director	March 20, 2020
Stephen S. Romaine

/s/ DeForest B. Soaries, Jr.	Director	March 20, 2020
DeForest B. Soaries, Jr.

/s/ Carlos J. Vázquez	Director	March 20, 2020
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 20, 2020
Ángela Weyne