Form 10-Q
period 2020-03-31
Federal Home Loan Bank of New York
filed 2020-05-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of issuer’s Class B capital stock as of April 30, 2020 was 70,427,135.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks (Note 3)	$37,942	$603,241
Interest-bearing deposits (Note 3)	925,000	-
Securities purchased under agreements to resell (Note 4)	510,000	14,985,000
Federal funds sold (Note 4)	9,305,000	8,640,000
Trading securities (Note 5) (Includes $251,920 pledged as collateral at March 31, 2020 and $251,177 at December 31, 2019)	13,974,120	15,318,809
Equity Investments (Note 6)	53,309	60,047
Available-for-sale securities, net of unrealized gains (losses) of $226,269 at March 31, 2020 and $97,868 at December 31, 2019 (Note 7)	2,790,362	2,653,418
Held-to-maturity securities, net of allowance for credit losses of $1,058 at March 31, 2020 (Note 8) (Includes $3,497 pledged as collateral at March 31, 2020 and $3,719 at December 31, 2019)	14,827,389	15,234,482
Advances (Note 9) (Includes $0 at March 31, 2020 and December 31, 2019 at fair value under the fair value option)	136,150,953	100,695,241
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,504 at March 31, 2020 and $653 at December 31, 2019 (Note 10)	3,209,702	3,173,352
Loans to other FHLBanks (Note 20)	-	-
Accrued interest receivable	298,611	312,559
Premises, software, and equipment	65,744	63,426
Operating lease right-of-use assets (Note 19)	74,255	75,464
Derivative assets (Note 17)	503,448	237,947
Other assets	7,282	9,036

Total assets	$182,733,117	$162,062,022

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,643,857	$1,144,519
Non-interest-bearing demand	35,852	34,890
Term	23,000	15,000

Total deposits	1,702,709	1,194,409

Consolidated obligations, net (Note 12)
Bonds (Includes $4,606,885 March 31, 2020 and $12,134,043 at December 31, 2019 at fair value under the fair value option)	81,089,216	78,763,309
Discount notes (Includes $18,068,215 at March 31, 2020 and $2,186,603 at December 31, 2019 at fair value under the fair value option)	90,249,660	73,959,205

Total consolidated obligations	171,338,876	152,722,514

Mandatorily redeemable capital stock (Note 14)	4,924	5,129

Accrued interest payable	205,604	156,889
Affordable Housing Program (Note 13)	155,611	153,894
Derivative liabilities (Note 17)	74,885	32,411
Other liabilities	160,346	175,516
Operating lease liabilities (Note 19)	88,200	89,365
Total liabilities	173,731,155	154,530,127
Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
73,127 at March 31, 2020 and 57,787 at December 31, 2019	7,312,703	5,778,666
Retained earnings
Unrestricted	1,107,833	1,115,236
Restricted (Note 14)	706,820	685,798
Total retained earnings	1,814,653	1,801,034
Total accumulated other comprehensive income (loss)	(125,394)	(47,805)

Total capital	9,001,962	7,531,895

Total liabilities and capital	$182,733,117	$162,062,022

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2020 and 2019

	Three months ended
	March 31,
	2020	2019
Interest income
Advances, net (Note 9)	$464,565	$691,896
Interest-bearing deposits	2,127	383
Securities purchased under agreements to resell (Note 4)	26,350	29,922
Federal funds sold (Note 4)	28,935	73,889
Trading securities (Note 5)	74,997	40,873
Available-for-sale securities (Note 7)	17,153	15,183
Held-to-maturity securities (Note 8)	99,866	120,158
Mortgage loans held-for-portfolio (Note 10)	26,026	25,180
Loans to other FHLBanks (Note 20)	33	50

Total interest income	740,052	997,534

Interest expense
Consolidated obligation bonds (Note 12)	356,557	498,595
Consolidated obligation discount notes (Note 12)	227,333	315,316
Deposits (Note 11)	3,228	5,965
Mandatorily redeemable capital stock (Note 14)	79	100
Cash collateral held and other borrowings	62	342

Total interest expense	587,259	820,318

Net interest income before provision for credit losses	152,793	177,216

Provision (Reversal) for credit losses	136	(17)

Net interest income after provision for credit losses	152,657	177,233

Other income (loss)
Service fees and other	4,651	4,642
Instruments held under the fair value option gains (losses) (Note 18)	(21,954)	(464)
Derivative gains (losses) (Note 17)	(164,170)	(12,280)
Trading securities gains (losses) (Note 5)	197,252	17,070
Equity investments gains (losses) (Note 6)	(8,050)	4,210

Total other income (loss)	7,729	13,178

Other expenses
Operating	13,433	12,850
Compensation and benefits	23,377	21,438
Finance Agency and Office of Finance	4,451	3,942
Other expenses	2,331	2,350
Total other expenses	43,592	40,580

Income before assessments	116,794	149,831

Affordable Housing Program Assessments (Note 13)	11,687	14,993

Net income	$105,107	$134,838

Basic earnings per share (Note 15)	$1.80	$2.41

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2020 and 2019

	Three months ended
	March 31,
	2020	2019
Net Income	$105,107	$134,838
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	128,401	32,108
Net change in non-credit accretion portion of held-to-maturity securities
Reclassification of non-credit portion included in net income	-	-
Accretion of non-credit portion	551	857
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	551	857
Net change due to hedging activities
Cash flow hedges (a)	(152,832)	(42,691)
Fair value hedges (b)	(54,985)	(1,893)
Total net change due to hedging activities	(207,817)	(44,584)
Net change in pension and postretirement benefits	1,276	656
Total other comprehensive income (loss)	(77,589)	(10,963)
Total comprehensive income (loss)	$27,518	$123,875

(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. The amount represents the change in the unrealized fair values of the hedged securities due to changes in the benchmark rate component elected in the hedging strategy. Quarterly changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands)

For the Three Months Ended March 31, 2020 and 2019

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	16,495	1,649,529	-	-	-	-	1,649,529
Repurchase/redemption of capital stock	(20,441)	(2,044,141)	-	-	-	-	(2,044,141)
Shares reclassified to mandatorily redeemable capital stock	(1)	(112)	-	-	-	-	(112)
Cash dividends ($1.74 per share) on capital stock	-	-	(101,235)	-	(101,235)	-	(101,235)
Comprehensive income (loss)	-	-	107,871	26,967	134,838	(10,963)	123,875
Balance, March 31, 2019	56,711	$5,671,075	$1,109,437	$618,248	$1,727,685	$(24,222)	$7,374,538

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Adjustments to opening balances (b)	-	-	(3,773)	-	(3,773)	-	(3,773)
Proceeds from issuance of capital stock	36,187	3,618,725	-	-	-	-	3,618,725
Repurchase/redemption of capital stock	(20,847)	(2,084,688)	-	-	-	-	(2,084,688)
Cash dividends ($1.60 per share) on capital stock	-	-	(87,715)	-	(87,715)	-	(87,715)
Comprehensive income (loss)	-	-	84,085	21,022	105,107	(77,589)	27,518

Balance, March 31, 2020	73,127	$7,312,703	$1,107,833	$706,820	$1,814,653	$(125,394)	$9,001,962

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Earnings.
(b)	Cumulative catch-up adjustment upon adoption of ASU 2016-13 Financial Instruments – Credit Losses.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019
Operating activities

Net Income	$105,107	$134,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(207,687)	(11,588)
Concessions on consolidated obligations	1,461	643
Premises, software, and equipment	2,599	1,961
Provision (Reversal) for credit losses	136	(17)
Change in net fair value adjustments on derivatives and hedging activities	(569,900)	(114,995)
Net realized and unrealized (gains) losses on trading securities	(197,252)	(17,070)
Change in fair value on Equity Investments	8,283	(4,210)
Change in fair value adjustments on financial instruments held at fair value	21,954	464
Net change in:
Accrued interest receivable	13,780	(52,559)
Derivative assets due to accrued interest	32,020	(16,463)
Derivative liabilities due to accrued interest	(2,552)	6,846
Other assets	1,981	1,818
Affordable Housing Program liability	1,717	(589)
Accrued interest payable	48,715	(9,989)
Other liabilities (a)	(7,689)	(5,166)
Total adjustments	(852,434)	(220,914)
Net cash provided by (used in) operating activities	(747,327)	(86,076)
Investing activities
Net change in:
Interest-bearing deposits	(1,819,915)	(69,848)
Securities purchased under agreements to resell	14,475,000	(1,495,000)
Federal funds sold	(665,000)	(1,497,000)
Deposits with other FHLBanks	(205)	105
Premises, software, and equipment	(4,917)	(3,029)
Trading securities:
Purchased	(1,345,389)	(2,895,148)
Repayments	1,350,000	1,374,130
Proceeds from sales	1,532,301	-
Equity Investments:
Purchased	(2,141)	(1,883)
Proceeds from sales	596	518
Available-for-sale securities:
Purchased	(26,778)	(154,498)
Repayments	16,716	19,156
Held-to-maturity securities:
Long-term securities
Purchased	(145,914)	(514,268)
Repayments	548,395	761,859
Advances:
Principal collected	225,603,907	280,540,641
Made	(259,616,616)	(274,269,147)
Mortgage loans held-for-portfolio:
Principal collected	108,094	54,273
Purchased	(149,124)	(69,466)
Proceeds from sales of REO	-	745
Net change in loans to other FHLBanks	-	250,000
Net cash provided by (used in) investing activities	(20,140,990)	2,032,140

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019
Financing activities
Net change in:
Deposits and other borrowings	$491,166	$265,765
Derivative contracts with financing element	(3,270)	(4,905)
Consolidated obligation bonds:
Proceeds from issuance	31,706,682	22,084,971
Payments for maturing and early retirement	(29,603,048)	(26,172,547)
Consolidated obligation discount notes:
Proceeds from issuance	294,138,066	284,041,405
Payments for maturing	(277,852,695)	(281,667,216)
Capital stock:
Proceeds from issuance of capital stock	3,618,725	1,649,529
Payments for repurchase/redemption of capital stock	(2,084,688)	(2,044,141)
Redemption of mandatorily redeemable capital stock	(205)	(202)
Cash dividends paid (b)	(87,715)	(101,235)
Net cash provided by (used in) financing activities	20,323,018	(1,948,576)
Net increase (decrease) in cash and due from banks	(565,299)	(2,512)
Cash and due from banks at beginning of the period (c)	603,241	85,406
Cash and due from banks at end of the period (c)	$37,942	$82,894

Supplemental disclosures:
Interest paid	$326,816	$510,824
Interest paid for Discount Notes (d)	$260,441	$290,942
Affordable Housing Program payments (e)	$9,970	$15,582
Transfers of mortgage loans to real estate owned	$71	$245
Capital stock subject to mandatory redemption reclassified from equity	$-	$112
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (f)	$-	$1,597,207

Notes to Supplemental Disclosure:

(a)	The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019. For cash flow information on operating leases outstanding at March 31, 2020 and December 31, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.

(b)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.

(c)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information.

(d)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.

(e)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

(f)	As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. The most significant of these policies include derivatives and hedging relationships, estimating the fair values of assets and liabilities, estimating the allowance for credit losses on the advance, mortgage loan portfolios and our portfolios of investment securities.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged.  Likewise, there may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or as a derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty. Additional information regarding these agreements is provided in Note 17.  Derivatives and Hedging Activities in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2019 filed on March 20, 2020. For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held at the end of the periods presented.  Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition, see financial statements, Note 18.  Fair Values of Financial Instruments in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2019 filed on March 20, 2020.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For more information about the FHLBNY’s hedging activities, see financial statements, Note 17. Derivatives and Hedging Activities in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2019 filed on March 20, 2020.

Credit Losses under ASU 2016-13 — Recently Adopted Accounting Guidance

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, loans, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. We have elected to evaluate expected credit losses on interest receivable separately. For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions.

For a description of how expected losses are developed including interest receivable, refer to notes to financial statements:

Note 4.	Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.
Note 7	Available-for-Sale Securities.
Note 8	Held-to-Maturity Securities.
Note 9	Advances.
Note 10	Mortgage Loans Held-for-Portfolio.
Note 19	Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on our financial condition or cash flows. The following table presents the impacts to allowance for credit losses and retained earnings at January 1, 2020, the adoption date of this guidance, and at March 31, 2020 (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	March 31, 2020
Allowance for Credit Losses
PLMBS Held-to-maturity	$-	$-	$-	$257
Mortgage loans	653	2,972	2,972	3,504
Municipal securities	-	801	801	801
Federal funds sold and
Repurchase agreements	-	-	-	-
	$653	$3,773	$3,773	$4,562

Retained Earnings
Allowance for credit losses		$3,773	$3,773
Decrease in retained earnings		$3,773	$3,773

No off-balance sheet credit loss allowance was necessary at December 31, 2019 or upon adoption of the guidance or at March 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 2.	FASB Standards Issued But Not Yet Adopted.

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
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

We are in the process of evaluating the guidance, and its effect on the financial condition, results of operations, and cash flows.

While reference rate reform is not expected to have a material accounting impact on the FHLBNY’s financial position or results of operations, the standard will ease the administrative burden in accounting for the future effects of reference rate reform.

Note 3.	Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at March 31, 2020 and December 31, 2019. There were no restricted cash balances at March 31, 2020 and December 31, 2019.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $38.0 million at March 31, 2020 and $45.4 million at December 31, 2019. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 4.	Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

The Bank invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or higher (investment grade) by a nationally recognized statistical rating organization.

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. At March 31, 2020, deposits placed were $0.9 billion. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at March 31, 2020 and December 31, 2019. Accrued interest receivable was $6.6 thousand as of March 31, 2020, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. At March 31, 2020 and December 31, 2019, federal funds sold were $9.3 billion and $8.6 billion, and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at March 31, 2020 and December 31, 2019. Accrued interest receivable was $26.9 thousand and $0.4 million as of March 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — At March 31, 2020 and December 31, 2019, the outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $0.5 billion and $15.0 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivable was $0.5 thousand and $0.6 million at March 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $0.5 billion and $15.2 billion were received at BONY to collateralize the overnight investments at March 31, 2020 and December 31, 2019. Securities purchased under agreements to resell averaged $7.2 billion and $8.3 billion for the three months ended March 31, 2020 and twelve months ended December 31, 2019. Interest income from securities purchased under agreements to resell were $26.4 million and $29.9 million for the three months ended March 31, 2020 and 2019. No overnight investments had been executed bilaterally with counterparties at those dates. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Generally, repurchase agreements are short-term and generally overnight and counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at March 31, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.	Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at March 31, 2020 and December 31, 2019 (in thousands):

Fair value	March 31, 2020	December 31, 2019
Corporate notes	$3,064	$3,217
U.S. Treasury notes	13,971,056	15,315,592
Total trading securities	$13,974,120	$15,318,809

The carrying values of trading securities included net unrealized fair value gains of $241.6 million at March 31, 2020, and $53.1 million at December 31, 2019. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $251.9 million at March 31, 2020 and $251.2 million at December 31, 2019 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	March 31, 2020
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$877	$2,187	$3,064
U.S. Treasury notes	6,182,121	7,788,935	13,971,056
Total trading securities	$6,182,998	$7,791,122	$13,974,120
Yield on trading securities	1.97%	1.97%

	December 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$869	$2,348	$3,217
U.S. Treasury notes	6,176,952	9,138,640	15,315,592
Total trading securities	$6,177,821	$9,140,988	$15,318,809
Yield on trading securities	2.36%	2.36%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.	Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$2,256	$-	$-	$2,256
Equity funds	29,087	3,815	(4,371)	28,531
Fixed income funds	22,279	470	(227)	22,522
Total Equity Investments (a)	$53,622	$4,285	$(4,598)	$53,309

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,322	$-	$-	$1,322
Equity funds	28,650	8,312	(623)	36,339
Fixed income funds	22,104	412	(130)	22,386
Total Equity Investments (a)	$52,076	$8,724	$(753)	$60,047

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.

(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.

(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(8,283)	$4,210
Net dividend and other	233	-
Net gains (losses) recognized during the period	$(8,050)	$4,210

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.	Available-for-Sale Securities.

As permitted by the new hedge accounting guidance under ASU 2017-12, effective January 1, 2019 the FHLBNY made a one-time election and transferred at an amortized cost basis of $1.6 billion (unrealized fair value loss was $13.5 million) of unimpaired fixed-rate GSE-issued commercial mortgage-backed securities from HTM to AFS. The carrying value of an AFS security equals its fair value. No AFS security was impaired in any periods in this report, and no credit loss allowance was necessary at March 31, 2020 or upon adoption of ASU 2017-12 at January 1, 2020.

The following tables provide major security types (in thousands):

	March 31, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$324,995	$788		$(1,426)		$324,357
CMBS	323	-		-		323
Total Floating	325,318	788		(1,426)		324,680
Fixed
CMBS	2,238,775	226,907		-		2,465,682
Total Fixed	2,238,775	226,907		-		2,465,682

AFS Before Hedging Adjustments	2,564,093	227,695	(a)	(1,426	)(a)	2,790,362
Hedging Basis Adjustments in AOCI	66,578	66,578	(b)	-		-
Total Available-for-sale securities	$2,630,671	$161,117		$(1,426)		$2,790,362

	December 31, 2019
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$339,419	$2,164		$(74)		$341,509
CMBS	2,539	1		-		2,540
Total Floating	341,958	2,165		(74)		344,049
Fixed
CMBS	2,213,592	99,532		(3,755)		2,309,369
Total Fixed	2,213,592	99,532		(3,755)		2,309,369

AFS Before Hedging Adjustments	2,555,550	101,697	(a)	(3,829	)(a)	2,653,418
Hedging Basis Adjustments in AOCI	11,593	14,925	(b)	3,332	(b)	-
Total Available-for-sale securities	$2,567,143	$86,772		$(497)		$2,653,418

(a)	Amounts represents specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; amounts are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

(b)	Amounts represent fair value hedging basis that were recorded as an adjustment to the amortized cost of hedged securities, impacting unrealized gains and losses reported in the table above. Securities in a fair value hedging relationship at March 31, 2020 and December 31, 2019 reported $66.6 million and $11.6 million as hedging basis as disclosed in the table above, with an offset to AOCI. The hedging basis adjustment had no impact on market based fair values.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Loss Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations and CMBS. The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At March 31, 2020 and December 31, 2019, unrealized fair value losses have been aggregated by the length of time a security was in a continuous unrealized loss position. See following table.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). As noted in the table below, AFS securities in an unrealized loss position for 12-months or longer were not material. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at March 31, 2020 and December 31, 2019. Accrued interest receivable was $6.0 million and $6.1 million at March 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

No credit loss allowance was necessary at March 31, 2020 based on analysis as noted above. The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$8,639	$(78)	$-	$-	$8,639	$(78)
MBS-GSE
Fannie Mae-CMO	138,955	(747)	7,500	(82)	146,455	(829)
Fannie Mae-CMBS	323	-	-	-	323	-
Freddie Mac-CMO	92,887	(519)	-	-	92,887	(519)
Total MBS-GSE	232,165	(1,266)	7,500	(82)	239,665	(1,348)
Total Temporarily Impaired	$240,804	$(1,344)	$7,500	$(82)	$248,304	$(1,426)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$32,012	$(65)	$-	$-	$32,012	$(65)
Freddie Mac-CMO	7,071	(9)	-	-	7,071	(9)
Freddie Mac-CMBS	129,496	(423)	-	-	129,496	(423)
Total MBS-GSE	168,579	(497)	-	-	168,579	(497)
Total Temporarily Impaired	$168,579	$(497)	$-	$-	$168,579	$(497)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due in one year of less	$323	$323	$2,539	$2,540
Due after one year through five years	90,864	96,824	-	-
Due after five year through ten years	2,175,001	2,329,897	2,189,350	2,273,352
Due after ten years	364,483	363,318	375,254	377,526
Total Available-for-sale securities	$2,630,671	$2,790,362	$2,567,143	$2,653,418

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $29.7 million and net unamortized premiums of $30.4 million at March 31, 2020 and December 31, 2019. Additionally, historical amortized cost is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$324,995	$324,357	$339,419	$341,509
CMBS - LIBOR	323	323	2,539	2,540
Total Floating	325,318	324,680	341,958	344,049
Fixed
CMBS	2,305,353	2,465,682	2,225,185	2,309,369
Total Mortgage-backed securities	$2,630,671	$2,790,362	$2,567,143	$2,653,418

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.    Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$58,493	$-	$-	$58,493	$6,294	$-	$64,787
Freddie Mac	11,067	-	-	11,067	1,143	-	12,210
Total pools of mortgages	69,560	-	-	69,560	7,437	-	76,997
Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	1,317,169	-	-	1,317,169	9,222	(8,621)	1,317,770
Freddie Mac	824,359	-	-	824,359	2,576	(5,984)	820,951
Ginnie Mae	8,746	-	-	8,746	60	(1)	8,805
Total CMOs/REMICs	2,150,274	-	-	2,150,274	11,858	(14,606)	2,147,526
Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,765,684	-	-	1,765,684	38,689	(2,178)	1,802,195
Freddie Mac	9,615,728	-	-	9,615,728	499,439	(23,805)	10,091,362
Total commercial mortgage-backed securities	11,381,412	-	-	11,381,412	538,128	(25,983)	11,893,557
Non-GSE MBS (c)
CMOs/REMICs	4,194	(257)	(321)	3,616	125	(107)	3,634
Commercial MBS	-	-	-	-	-	-	-
Total non-federal-agency MBS	4,194	(257)	(321)	3,616	125	(107)	3,634
Asset-Backed Securities (c)
Manufactured housing (insured)	27,366	-	-	27,366	943	-	28,309
Home equity loans (insured)	59,302	-	(3,864)	55,438	15,065	(63)	70,440
Home equity loans (uninsured)	21,424	-	(2,835)	18,589	2,921	(633)	20,877
Total asset-backed securities	108,092	-	(6,699)	101,393	18,929	(696)	119,626
Total MBS	13,713,532	(257)	(7,020)	13,706,255	576,477	(41,392)	14,241,340
Other
State and local housing finance agency obligations (e)	1,121,134	-	-	1,121,134	535	(20,687)	1,100,982
Total other	1,121,134	-	-	1,121,134	535	(20,687)	1,100,982
Total Held-to-maturity securities	$14,834,666	$(257)	$(7,020)	$14,827,389	$577,012	$(62,079)	$15,342,322

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$61,990	$-	$61,990	$6,255	$-	$68,245
Freddie Mac	11,526	-	11,526	1,135	-	12,661
Total pools of mortgages	73,516	-	73,516	7,390	-	80,906

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	1,403,787	-	1,403,787	4,281	(3,130)	1,404,938
Freddie Mac	878,068	-	878,068	2,871	(2,526)	878,413
Ginnie Mae	9,265	-	9,265	113	-	9,378
Total CMOs/REMICs	2,291,120	-	2,291,120	7,265	(5,656)	2,292,729
Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,822,310	-	1,822,310	16,796	(1,372)	1,837,734
Freddie Mac	9,815,215	-	9,815,215	215,919	(18,584)	10,012,550
Total commercial mortgage-backed securities	11,637,525	-	11,637,525	232,715	(19,956)	11,850,284
Non-GSE MBS (c)
CMOs/REMICs	4,451	(331)	4,120	56	(30)	4,146
Commercial MBS	-	-	-	-	-	-
Total non-federal-agency MBS	4,451	(331)	4,120	56	(30)	4,146
Asset-Backed Securities (c)
Manufactured housing (insured)	28,618	-	28,618	1,175	-	29,793
Home equity loans (insured)	61,186	(4,062)	57,124	17,912	-	75,036
Home equity loans (uninsured)	23,322	(3,178)	20,144	4,209	(146)	24,207
Total asset-backed securities	113,126	(7,240)	105,886	23,296	(146)	129,036
Total MBS	14,119,738	(7,571)	14,112,167	270,722	(25,788)	14,357,101
Other
State and local housing finance agency obligations	1,122,315	-	1,122,315	400	(23,210)	1,099,505
Total Held-to-maturity securities	$15,242,053	$(7,571)	$15,234,482	$271,122	$(48,998)	$15,456,606

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing. As permitted by the new hedge accounting guidance effective January 1, 2019, the FHLBNY elected to transfer fixed-rate GSE-issued CMBS at amortized cost basis of $1.6 billion from HTM to AFS.

(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

(e)	Amortized cost at March 31, 2020 includes allowance for credit loss of $0.8 million recorded at January 1, 2020, the adoption date of ASU 2016-13.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $3.5 million at March 31, 2020 and $3.7 million at December 31, 2019, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Loss Allowances on Held-to-maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Housing finance agency bonds — The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $20.7 million and $23.2 million at March 31, 2020 and December 31, 2019. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall.

Based on analysis performed at January 1, 2020, the adoption date of the guidance under ASU 2016-13, a credit loss of $0.8 million was recognized as a charge to beginning retained earnings at January 1, 2020. At March 31, 2020, the probability default analysis reported cumulative credit loss of $0.8 million, unchanged from the evaluation at adoption date. The portfolio composition has not changed and no acquisitions or sales were made in the 2020 first quarter. Additionally, our counterparty default analysis at March 31, 2020 identified no changes from those at adoption date.

Accrued interest receivable was $4.2 million and $4.5 million at March 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is expected to be collected.

Our investments are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations. The credit enhancements may include additional support from Monoline Insurance, Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.3 million was recorded at March 31, 2020 and none at March 31, 2019 or at December 31, 2019. Our investments in PLMBS were less than 1% of our investments in MBS. No acquisitions or sale of PLMBS were made in the first quarter of 2020; balances declined due to paydown, and the portfolio composition remains largely unchanged. Based on cash flow testing, the Bank believes no material credit losses remains. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at March 31, 2020, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$9,631	$9,650	$9,770	$9,781
Due after five years through ten years	36,799	36,385	36,810	36,250
Due after ten years	1,074,704	1,054,947	1,075,735	1,053,474
State and local housing finance agency obligations	1,121,134	1,100,982	1,122,315	1,099,505

Mortgage-backed securities
Due in one year or less	862,526	871,176	613,863	619,948
Due after one year through five years	3,704,323	3,789,086	4,102,650	4,142,443
Due after five years through ten years	6,576,407	6,980,521	6,648,746	6,815,921
Due after ten years	2,570,276	2,600,557	2,754,479	2,778,789
Mortgage-backed securities	13,713,532	14,241,340	14,119,738	14,357,101
Total Held-to-Maturity Securities	$14,834,666	$15,342,322	$15,242,053	$15,456,606

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $69.7 million at March 31, 2020 and $72.5 million at December 31, 2019 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.       Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$-	-%	-%	$-	-%	-%
Due in one year or less	85,543,284	1.16	63.64	69,206,283	1.99	68.93
Due after one year through two years	20,267,572	1.73	15.08	8,727,277	2.16	8.69
Due after two years through three years	8,751,682	2.10	6.51	6,214,853	2.32	6.19
Due after three years through four years	3,484,955	2.45	2.59	3,032,507	2.68	3.02
Due after four years through five years	4,224,389	1.77	3.14	2,709,805	2.02	2.70
Thereafter	12,136,905	2.07	9.04	10,505,353	2.13	10.47

Total par value	134,408,787	1.44%	100.00%	100,396,078	2.06%	100.00%
Hedge valuation basis adjustments (b)	1,742,166			299,163

Total	$136,150,953			$100,695,241

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark rates. The FHLBNY’s benchmark rates are LIBOR, OIS/FF index and OIS/SOFR index.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020.

Advances borrowed by members have increased in the aftermath of global Coronavirus-19 pandemic, resulting in an unprecedented demand for liquidity (advances) from our borrowing members. Carrying values were $136.2 billion at March 31, 2020 compared to $100.7 billion at December 31, 2019. The increase has largely occurred in March 2020. Demand for funds have been generally from a wide base of member financial institutions, although the larger members were the significant borrowers. For more information about borrower concentration, see Note 21. Segment Information and Concentration. Our collateral monitoring and valuation processes have remained robust through the increase in borrowing activities. We experienced a similar spike in demand during the 2008-9 financial crisis, and our operations were able to process, then as now, such growth in demand and maintain a robust and vigilant credit and collateral monitoring and operating environment.

Our credit and collateral practices have not identified allowance for credit losses at December 31, 2019, or at January 1, 2020, the date ASU 2016-13 was adopted, or at March 31, 2020. Accrued interest receivable was $180.3 million and $181.8 million at March 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

The FHLBNY’s (or Bank) advances are primarily made to member financial institutions, which include commercial banks and insurance companies. The Bank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with the Bank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding.

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

• one-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

• securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);

• cash or deposits in the Bank;

• certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it; and

• qualifying securities.

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small business, agriculture loans, and community development loans. The Bank capital stock owned by each borrower is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Banks also have policies and procedures for validating the reasonableness of their collateral valuations.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Summarized below are the FHLBNY’s credit loss allowance methodologies:

Adoption of the guidance under ASU 2016-13, resulted in formalizing the governance stipulated under the new guidance. Our pre-existing processes - collateral monitoring, valuation of collateral and haircuts in addition to borrower credit analysis - are extensive and remain key to our operations. We devote considerable resources towards these procedures and processes.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2020 and December 31, 2019, none of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

At March 31, 2020 and December 31, 2019, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management's credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expected any losses on its advances as of March 31, 2020 or subsequently, and therefore no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on advances at December 31, 2019.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 24.8% and 24.9% of total advances at March 31, 2020 and December 31, 2019. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an on-site review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. As of March 31, 2020 and December 31, 2019, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands ):

	March 31, 2020		December 31, 2019
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$168,904	5.33%	$174,291	5.57%
Fixed long-term single-family mortgages	2,997,466	94.67	2,953,453	94.43

Total unpaid principal balance	3,166,370	100.00%	3,127,744	100.00%

Unamortized premiums	46,715		46,442
Unamortized discounts	(1,508)		(1,562)
Basis adjustment (b)	1,629		1,381

Total mortgage loans held-for-portfolio	3,213,206		3,174,005
Allowance for credit losses (c)	(3,504)		(653)
Total mortgage loans held-for-portfolio at carrying value	$3,209,702		$3,173,352

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

(c) The Bank’s methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of CECL, the new accounting framework for the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $41.4 million and $40.2 million at March 31, 2020 and December 31, 2019. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.7 million for the three months ended March 31, 2020 and $0.6 million for the same period in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Mortgage Loan Losses under new accounting framework under ASU 2016-13.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020. With the adoption of the CECL guidance the estimate of expected credit losses for MPF will be forward-looking, which will require the use of forecasts about future economic conditions to estimate the expected credit loss over the remaining life of an instrument. The estimated credit loss is recorded upon initial recognition of the asset, even if the asset is performing at the time of purchase, in anticipation of a future event that will lead to a loss being realized (including consideration of remote scenarios as required under ASC 326-20-30-10). The objective of the estimate is to record the net amount expected to be collected for the asset, while considering available relevant information about the collectability of cash flows.

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the impacts to the allowance for credit losses and retained earnings upon adoption of this guidance on January 1, 2020 and at March 31, 2020. Amounts represent cumulative loan loss allowances at each of the dates (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	March 31, 2020
Allowance for Credit Losses	$653	$2,972	$2,972	$3,504

The impact of adoption of ASU 2016-13 — The Bank recorded $3.0 million as the incremental expected life-time losses upon adoption of the guidance at January 1, 2020.

Our allowance for credit loss of $3.5 million took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $4 million in life-time losses. Second, loss sharing and insurance would mitigate forecasted losses. Lastly, forbearance processes are likely to be temporary for the MPF loans.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Evaluation of Credit Losses under the new framework — MPF loans are evaluated for credit losses using the practical expedient for collateral dependent assets. We consider a conventional mortgage loan as a collateral dependent loan because we expect repayment to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. We may estimate the applicable fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are exceeded. Expected recoveries of prior charge-offs would be included in the allowance for credit loss.

The Bank’s credit risk model (model) estimates the probabilities of prepayments and defaults concurrently. Prepayments represent the probability that an individual loan will voluntarily prepay while defaults represent the probability that an individual loan will transition to involuntary payoffs. Defaults transition from one delinquency status to another (e.g., Current to 30 Days, 30 Days to 60 Days, etc.) until the loan is involuntarily paid off. The transition probabilities are a function of collateral types, borrower characteristics, and economic factors. The model utilizes economic data files that provide interest rates, the applicable house price index, and applicable foreclosure timeline, which are used in simulating transition probabilities. The Bank’s third party credit loss model provides the ability to update assumptions and calculate the probability of default of each individual mortgage loan. The model also uses loan and borrower information along with economic assumptions about applicable housing prices and interest rates as inputs to generate a distribution of projected cash flows over life of the mortgage. The model estimates the loss given default (LGD) for each loan during the simulation based on assumptions adopted in the model by projecting loan status probabilities and aggregating projected cash flows for each loan in the portfolio. A loan in foreclosure or REO sale is considered to be a default.

Accrued interest receivable was $15.7 million and $15.5 million at March 31, 2020 and December 31, 2019. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

Government mortgages which carry FHA, VA or USDA guarantees presents a minimal risk of loss are therefore excluded from CECL analysis. Additionally, as part of the service agreement between FHLBNY and members selling government loans, those member will buy back delinquent government loans.

Credit enhancements under the MPF Program may include primary mortgage insurance, supplemental mortgage insurance, in addition to recoverable performance-based credit enhancement fees. Potential recoveries from credit enhancements for conventional loans are evaluated at the individual master commitment level to determine the credit enhancements available to recover losses on loans under each individual master commitment. However, expected recoveries from credit enhancements are not factored into the calculation of expected credit losses. The MPF program’s actual loss experience has been immaterial and inclusion of recoveries in the allowance calculations would result in an immaterial change.

Allowance Methodology for Loan Losses under methodology prior to the adoption of ASU 2016-13.

Allowance Policy — Mortgage loans were considered impaired when, based on current information and events, it was probable that the FHLBNY would be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. The FHLBNY considered a loan to be seriously delinquent when it was past due 90 days or more, and was a primary confirming event of a credit loss. When a loan was seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measured estimated credit losses on an individual loan basis by looking to the value of the real property collateral. For such loans, the FHLBNY believed it was probable that we would be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.

We computed the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features that provide credit assurance to the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For loans that were not individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measured estimated incurred credit losses on a collective basis and recorded a valuation reserve. We reviewed government insured loans (FHA- and VA-insured MPF loans) on a collective basis.

We collectively evaluated the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimated an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities. We utilized a roll-rate methodology when estimating allowance for credit losses. This methodology projects loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency. We then applied a loss severity factor to calculate an estimate of credit losses.

We collectively evaluated government insured loans (Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture). Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. The FHLBNY’s credit risk for these loans is if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. We evaluated the credit worthiness of our member, the PFI.

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2020	2019
Allowance for credit losses:
Beginning balance	$653	$814
Adjustment for cumulative effect of accounting change	2,972	-
Charge-offs	-	-
Recoveries	-	-
Provision (Reversal) for credit losses on mortgage loans	(121)	(17)
Balance, at end of period	$3,504	$797

	March 31, 2020	December 31, 2019
Ending balance, individually evaluated for impairment	$3,504	$160
Ending balance, collectively evaluated for impairment	-	493
Total Allowance for credit losses	$3,504	$653

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	March 31, 2020	December 31, 2019
Total Mortgage loans, carrying values net (a)	$3,209,702	$3,173,352
Non-performing mortgage loans - Conventional (a)(b)	$6,169	$6,899
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,042	$3,935

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB, and would not agree to data reported in other tables at “recorded investment,” which includes interest receivable.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Under the new framework, with the exception of insured loans, all loans, including non-performing conventional loans, have been evaluated on an individual basis for lifetime credit losses. Insured MPF loans have been evaluated on a collective basis. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans at March 31, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

The following table summarizes the unpaid principal balance, the related allowance, the amortized cost after allowance (excluding insured FHA/VA loans), and the average amortized cost after allowances of loans at March 31, 2020 (in thousands):

	March 31, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$1,947,621	$-	$1,975,074	$1,942,963
With a related allowance	1,003,266	3,504	1,015,209	1,041,524
Total measured for impairment	$2,950,887	$3,504	$2,990,283	$2,984,487

The following table summarizes the unpaid principal balance, the related allowance, recorded investment (excluding insured FHA/VA loans) and the average recorded investment of loans at December 31, 2019 (in thousands):

	December 31, 2019
	Unpaid			Average
	Principal	Related	Recorded	Recorded
	Balance	Allowance	Investment	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$9,025	$-	$9,061	$10,169
With a related allowance	2,901,719	653	2,958,205	2,795,017
Total measured for impairment	$2,910,744	$653	$2,967,266	$2,805,186

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost/recorded investments in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three months ended March 31, 2020 and average recorded investment for the twelve months ended December 31, 2019.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	March 31, 2020	December 31, 2019
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional MPF mortgage loans	$2,950,887	$2,910,744
Government-guaranteed or -insured mortgage loans	215,483	217,000
Total unpaid principal balance	$3,166,370	$3,127,744

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2020 and December 31, 2019.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	March 31, 2020
	Conventional MPF Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional MPF Loans
Past due 30 - 59 days	$11,143	$5,722	$16,865
Past due 60 - 89 days	2,896	57	2,953
Past due 90 days or more	5,770	413	6,183
Total past due mortgage loans	19,809	6,192	26,001
Current mortgage loans	1,364,020	1,603,766	2,967,786
Total Conventional MPF Loans	$1,383,829	$1,609,958	$2,993,787

December 31, 2019
Conventional
MPF Loans
Payment Status, at Recorded Investment:
Conventional MPF Loans
Past due 30 - 59 days	$15,775
Past due 60 - 89 days	3,424
Past due 90 days or more	6,919
Total past due mortgage loans	26,118
Current mortgage loans	2,941,148
Total Conventional MPF Loans	$2,967,266

Other Delinquency Statistics (dollars in thousands):

	March 31, 2020
	Conventional	Government-Guaranteed
	MPF Loans	or -Insured Loans	Total
Amortized Cost:
In process of foreclosure (a)	$4,055	$1,399	$5,454
Serious delinquency rate (b)	0.21%	2.33%	0.36%
Past due 90 days or more and still accruing interest	$-	$5,117	$5,117
Loans on non-accrual status	$6,183	$-	$6,183
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,640	$1,690	$9,330
Modified loans under MPF® program	$1,125	$-	$1,125
Real estate owned (d)	$344	$-	$344

	December 31, 2019
	Conventional	Government-Guaranteed
	MPF Loans	or -Insured Loans	Total
Recorded Investment:
In process of foreclosure (a)	$4,198	$2,408	$6,606
Serious delinquency rate (b)	0.24%	1.87%	0.36%
Past due 90 days or more and still accruing interest	$-	$4,147	$4,147
Loans on non-accrual status	$6,919	$-	$6,919
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,711	$1,028	$8,739
Modified loans under MPF® program	$1,138	$-	$1,138
Real estate owned (d)	$293	$-	$293

(a) Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.

(b) Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

(c) Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

(d) REO is reported at carrying value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.          Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	March 31, 2020	December 31, 2019
Interest-bearing deposits
Interest-bearing demand	$1,643,857	$1,144,519
Term (a)	23,000	15,000
Total interest-bearing deposits	1,666,857	1,159,519
Non-interest-bearing demand	35,852	34,890
Total deposits (b)	$1,702,709	$1,194,409

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount Outstanding	Average Interest Rate (b)	Amount Outstanding	Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,666,857	1.09%	$1,159,519	2.03%
Non-interest-bearing deposits	35,852		34,890
Total deposits	$1,702,709		$1,194,409

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Consolidated obligation bonds-amortized cost	$80,277,738	$78,179,661
Hedge valuation basis adjustments	641,973	377,000
Hedge basis adjustments on de-designated hedges	137,620	139,605
FVO - valuation adjustments and accrued interest	31,885	67,043

Total Consolidated obligation bonds	$81,089,216	$78,763,309

Discount notes-amortized cost	$90,203,162	$73,955,552
Hedge value basis adjustments	10,498	(105)
FVO - valuation adjustments and remaining accretion	36,000	3,758

Total Consolidated obligation discount notes	$90,249,660	$73,959,205

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2020			December 31, 2019
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$58,148,785	1.10%	72.51%	$62,319,595	1.77%	79.79%
Over one year through two years	9,330,040	1.27	11.64	4,061,125	2.10	5.20
Over two years through three years	3,843,065	1.92	4.79	2,817,715	2.22	3.61
Over three years through four years	1,636,190	2.64	2.04	1,538,835	2.69	1.97
Over four years through five years	1,093,585	2.50	1.36	1,240,735	2.60	1.58
Thereafter	6,138,500	3.31	7.66	6,130,800	3.34	7.85

Total par value	80,190,165	1.38%	100.00%	78,108,805	1.96%	100.00%

Bond premiums (b)	113,653			95,560
Bond discounts (b)	(26,080)			(24,704)
Hedge valuation basis adjustments (c)	641,973			377,000
Hedge basis adjustments on de-designated hedges (d)	137,620			139,605
FVO (e) - valuation adjustments and accrued interest	31,885			67,043

Total Consolidated obligation-bonds	$81,089,216			$78,763,309

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate. LIBOR is the primary benchmark index; the FHLBNY may also hedge to the FF/OIS index and the FF/SOFR index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments represent changes in the entire fair values of CO bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$28,594,665	35.66%	$32,588,805	41.72%
Fixed-rate, callable	1,364,000	1.70	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	50,231,500	62.64	40,702,000	52.11

Total par value	$80,190,165	100.00%	$78,108,805	100.00%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Par value	$90,356,990	$74,094,586
Amortized cost	$90,203,162	$73,955,552
Hedge value basis adjustments	10,498	(105)
FVO (a) - valuation adjustments and remaining accretion	36,000	3,758
Total discount notes	$90,249,660	$73,959,205

Weighted average interest rate	0.75%	1.60%

(a)	Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 13.          Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2020	2019
Beginning balance	$153,894	$161,718
Additions from current period's assessments	11,687	14,993
Net disbursements for grants and programs	(9,970)	(15,582)
Ending balance	$155,611	$161,129

Note 14.          Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $7.3 billion at March 31, 2020 and $5.8 billion at December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

•	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY has a $100 million cap on membership stock per member.

•	Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount. Excess activity-based capital stock is repurchased daily.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2020		December 31, 2019
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,044,144	$9,132,281	$1,107,356	$7,584,829
Total capital-to-asset ratio	4.00%	5.00%	4.00%	4.68%
Total capital (b)	$7,309,325	$9,132,281	$6,482,481	$7,584,829
Leverage ratio	5.00%	7.50%	5.00%	7.02%
Leverage capital (c )	$9,136,656	$13,698,422	$8,103,101	$11,377,244

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	March 31, 2020	December 31, 2019
Redemption less than one year	$831	$835
Redemption from one year to less than three years	361	371
Redemption from three years to less than five years	391	402
Redemption from five years or greater	3,341	3,521

Total	$4,924	$5,129

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2020	2019
Beginning balance	$5,129	$5,845
Capital stock subject to mandatory redemption reclassified from equity	-	112
Redemption of mandatorily redeemable capital stock (a)	(205)	(202)
Ending balance	$4,924	$5,755
Accrued interest payable (b)	$79	$99

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 6.35% for the three months ended March 31, 2020 and 6.90% for the three months ended March 31, 2019. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $706.8 million and $685.8 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2020 and December 31, 2019.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2020	2019
Net income	$105,107	$134,838

Net income available to stockholders	$105,107	$134,838

Weighted average shares of capital	58,591	55,951
Less: Mandatorily redeemable capital stock	(50)	(58)
Average number of shares of capital used to calculate earnings per share	58,541	55,893

Basic earnings per share	$1.80	$2.41

Note 16.	Employee Retirement Plans.

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2020	2019
Defined Benefit Plan	$2,500	$2,494
Benefit Equalization Plans (defined benefit and defined contribution)	1,556	1,932
Defined Contribution Plans	736	661
Postretirement Health Benefit Plan	61	83

Total retirement plan expenses	$4,853	$5,170

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Service cost	$392	$316
Interest cost	587	636
Amortization of unrecognized net loss	1,140	720
Amortization of unrecognized past service (credit)/cost	174	-

Net periodic benefit cost -Defined Benefit BEP	2,293	1,672

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	(737)	260
Total	$1,556	$1,932

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Service cost (benefits attributed to service during the period)	$21	$21
Interest cost on accumulated postretirement health benefit obligation	78	127
Amortization of (gain)/loss	(38)	-
Amortization of prior service (credit)/cost	-	(65)

Net periodic postretirement health benefit (income)	$61	$83

Note 17.	Derivatives and Hedging Activities.

The FHLBNY, consistent with the Finance Agency’s regulations, may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its interest rate exposure inherent in otherwise unhedged assets and funding positions. We are not a derivatives dealer and do not trade derivatives for short-term profit. Refer to Note 17. Derivatives and Hedging Activities in the 2019 Form 10-K for a further discussion of the FHLBNY’s use of and accounting policies regarding derivative instruments.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	March 31, 2020	December 31, 2019
Interest rate contracts
Interest rate swaps	$171,062,456	$107,837,925
Interest rate caps	800,000	800,000
Mortgage delivery commitments	73,626	44,768
Total interest rate contracts notionals	$171,936,082	$108,682,693

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

	March 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$284,950	$1,101,170	$241,501	$365,397
Cleared derivatives	489,919	464,112	367,202	352,576
Total gross recognized amount	774,869	1,565,282	608,703	717,973
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(130,760)	(1,026,750)	(104,011)	(333,471)
Cleared derivatives	(140,756)	(464,112)	(266,850)	(352,092)
Total gross amounts of netting adjustments and cash collateral	(271,516)	(1,490,862)	(370,861)	(685,563)
Net amounts after offsetting adjustments and cash collateral	$503,353	$74,420	$237,842	$32,410

Uncleared derivatives	$154,190	$74,420	$137,490	$31,926
Cleared derivatives	349,163	-	100,352	484
Total net amounts after offsetting adjustments and cash collateral	$503,353	$74,420	$237,842	$32,410

Derivative instruments - not nettable
Uncleared derivatives (a)	$95	$465	$105	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	154,285	74,885	137,595	31,927
Cleared derivatives	349,163	-	100,352	484
Total derivative assets and total derivative liabilities presented
in the Statements of Condition (b)	$503,448	$74,885	$237,947	$32,411

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$251,920	$-	$251,177	$-
Cannot be sold or repledged
Uncleared derivatives securities received	(140,630)	-	(115,238)	-

Total net amount of non-cash collateral received or repledged	$111,290	$-	$135,939	$-

Total net exposure cash and non-cash (e)	$614,738	$74,885	$373,886	$32,411

Net unsecured amount - Represented by:
Uncleared derivatives	$13,655	$74,885	$22,357	$31,927
Cleared derivatives	601,083	-	351,529	484
Total net exposure cash and non-cash (e)	$614,738	$74,885	$373,886	$32,411

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on our obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At March 31, 2020, the FHLBNY posted $1.0 billion in cash as settlement variation margin to FCMs. At December 31, 2019, the FHLBNY posted $100.1 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
interest rate swaps	$89,462,596	$538,229	$1,374,731
Total derivatives in hedging relationships under ASC 815	89,462,596	538,229	1,374,731

Derivatives not designated as hedging instruments
Interest rate swaps	80,501,860	202,481	187,346
Interest rate caps	800,000	138	-
Mortgage delivery commitments	73,626	95	465
Other (b)	1,098,000	34,021	3,205
Total derivatives not designated as hedging instruments	82,473,486	236,735	191,016

Total derivatives before netting and collateral adjustments	$171,936,082	774,964	1,565,747
Netting adjustments		(253,296)	(253,296)
Cash collateral and related accrued interest		(18,220)	(1,237,566)
Total netting adjustments and cash collateral		(271,516)	(1,490,862)
Total derivative assets and total derivative liabilities		$503,448	$74,885
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,920
Security collateral received from counterparty (c)		(140,630)
Net security		111,290
Net exposure		$614,738

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
interest rate swaps	$59,361,080	$414,480	$550,758
Total derivatives in hedging relationships under ASC 815	59,361,080	414,480	550,758

Derivatives not designated as hedging instruments
Interest rate swaps	47,404,845	179,784	162,702
Interest rate caps	800,000	50	-
Mortgage delivery commitments	44,768	105	1
Other (b)	1,072,000	14,389	4,513
Total derivatives not designated as hedging instruments	49,321,613	194,328	167,216

Total derivatives before netting and collateral adjustments	$108,682,693	608,808	717,974
Netting adjustments		(342,911)	(342,911)
Cash collateral and related accrued interest		(27,950)	(342,652)
Total netting adjustments and cash collateral		(370,861)	(685,563)
Total derivative assets and total derivative liabilities		$237,947	$32,411
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,177
Security collateral received from counterparty (c)		(115,238)
Net security		135,939
Net exposure		$373,886

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the member.

(c)	Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default. Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2020 and December 31, 2019.

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

Refer to Note 17. Derivatives and Hedging Activities in the 2019 Form 10-K for a further discussion of the accounting policies regarding derivative instruments.

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended March 31,
	2020	2019
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(1,232,796)	$(161,584)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$1,224,308	$160,272

Gains (losses) represent changes in fair values of derivatives and hedged items due to changes in the designated benchmark interest rates, the risk being hedged. Beginning in 2019, gains and losses on ASC 815 hedges are recorded in the same line in the Statements of income as the hedged assets and hedged liabilities. Prior to the adoption of ASU 2017-12 (on January 1, 2019), gains and losses on derivatives and hedged items were recorded in Other income (loss).

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2020 and December 31, 2019, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	March 31, 2020
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$50,747,932	$1,741,835	$-
Hedged AFS debt securities (a)	573,396	66,578	-
De-designated advances (b)	-	-	331
	$51,321,328	$1,808,413	$331

Liabilities:
Hedged consolidated obligation bonds	$11,689,791	$(641,973)	$-
Hedged consolidated obligation discount notes	23,286,123	(10,498)	-
De-designated consolidated obligation bonds (b)	-	-	(137,620)
	$34,975,914	$(652,471)	$(137,620)

	December 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$40,722,558	$298,818	$-
Hedged AFS debt securities (a)	547,807	11,593	-
De-designated advances (b)	-	-	345
	$41,270,365	$310,411	$345
Liabilities:
Hedged consolidated obligation bonds	$11,366,044	$(377,000)	$-
Hedged consolidated obligation discount notes	3,493,297	105	-
De-designated consolidated obligation bonds (b)	-	-	(139,605)
	$14,859,341	$(376,895)	$(139,605)

(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	Basis valuation adjustments of de-designated (discontinued hedging relationships) on advances and debt were reported in the same line as the carrying amounts of hedged assets/liabilities. Par amounts of de-designated advances were not material; par amounts of de-designated CO bonds were approximately $1.2 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended March 31, 2020
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(273)	$-	$(153,105)	$(152,832)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended March 31, 2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(23)	$-	$(42,714)	$(42,691)

(a)	Amounts represents cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Beginning January 1, 2019 post implementation of ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.4 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended March 31,
	2020	2019
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(164,134)	$(12,135)
Caps	89	(342)
Mortgage delivery commitments	(125)	197
Total Gains (losses) on derivatives in economic hedges (a)	$(164,170)	$(12,280)

(a)	Valuation changes and accrued interest on the swaps (also referred to as swap interest settlement) on derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will reconcile to the line item – “Derivative gains (losses)” in Other income in the Statements of income.

Note 18.   Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2020
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$37,942	$37,942	$37,942	$-	$-	$-
Interest-bearing deposits	925,000	924,984	-	924,984	-	-
Securities purchased under agreements to resell	510,000	509,988	-	509,988	-	-
Federal funds sold	9,305,000	9,304,797	-	9,304,797	-	-
Trading securities	13,974,120	13,974,120	13,971,056	3,064	-	-
Equity Investments	53,309	53,309	53,309	-	-	-
Available-for-sale securities	2,790,362	2,790,362	-	2,790,362	-	-
Held-to-maturity securities	14,827,389	15,342,322	-	14,118,080	1,224,242	-
Advances	136,150,953	135,702,677	-	135,702,677	-	-
Mortgage loans held-for-portfolio, net	3,209,702	3,329,780	-	3,329,780	-	-
Accrued interest receivable	298,611	298,611	-	298,611	-	-
Derivative assets	503,448	503,448	-	774,964	-	(271,516)
Other financial assets	344	344	-	-	344	-
Liabilities
Deposits	1,702,709	1,702,746	-	1,702,746	-	-
Consolidated obligations
Bonds	81,089,216	81,772,559	-	81,772,559	-	-
Discount notes	90,249,660	90,292,690	-	90,292,690	-	-
Mandatorily redeemable capital stock	4,924	4,924	4,924	-	-	-
Accrued interest payable	205,604	205,604	-	205,604	-	-
Derivative liabilities	74,885	74,885	-	1,565,747	-	(1,490,862)
Other financial liabilities	37,984	37,984	37,984	-	-	-

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2019
		Estimated Fair Value				Netting
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Adjustment and Cash Collateral
Asset
Cash and due from banks	$603,241	$603,241	$603,241	$-	$-	$-
Securities purchased under agreements to resell	14,985,000	14,984,909	-	14,984,909	-	-
Federal funds sold	8,640,000	8,639,966	-	8,639,966	-	-
Trading securities	15,318,809	15,318,809	15,315,592	3,217	-	-
Equity Investments	60,047	60,047	60,047	-	-	-
Available-for-sale securities	2,653,418	2,653,418	-	2,653,418	-	-
Held-to-maturity securities	15,234,482	15,456,606	-	14,223,919	1,232,687	-
Advances	100,695,241	100,738,675	-	100,738,675	-	-
Mortgage loans held-for-portfolio, net	3,173,352	3,190,109	-	3,190,109	-	-
Loans to other FHLBanks	-	-	-	-	-	-
Accrued interest receivable	312,559	312,559	-	312,559	-	-
Derivative assets	237,947	237,947	-	608,808	-	(370,861)
Other financial assets	293	293	-	-	293	-
Liabilities
Deposits	1,194,409	1,194,419	-	1,194,419	-	-
Consolidated obligations
Bonds	78,763,309	78,980,672	-	78,980,672	-	-
Discount notes	73,959,205	73,961,316	-	73,961,316	-	-
Mandatorily redeemable capital stock	5,129	5,129	5,129	-	-	-
Accrued interest payable	156,889	156,889	-	156,889	-	-
Derivative liabilities	32,411	32,411	-	717,974	-	(685,563)
Other financial liabilities	45,388	45,388	45,388	-	-	-

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

Fair Value Hierarchy

The FHLBNY records trading securities, equity investments, available-for-sale securities, derivative instruments, and Consolidated obligations and advances elected under the FVO at fair values on a recurring basis. On a non-recurring basis for the FHLBNY, when mortgage loans held-for-portfolio are written down or are foreclosed as Other real estate owned (REO or OREO), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2020 and December 31, 2019. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Fair values of Mortgage-backed securities deemed impaired — When a PLMBS is deemed to be impaired, it is recorded at fair value. The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models. Inputs are based on the cost of comparable term debt. The FHLBNY’s internal valuation models use standard valuation techniques and estimate fair values based on the following inputs:

•	CO Curve and LIBOR Swap Curve. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.

•	Volatility assumptions. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2020 and December 31, 2019.

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:

Interest-rate related:

☐	LIBOR Swap Curve.
☐	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
☐	Prepayment assumption (if applicable).
☐	Federal funds curve (FF/OIS curve).
☐	SOFR curve (SOFR/OIS)

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2020 and December 31, 2019.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,064	$-	$3,064	$-	$-
U.S. Treasury securities	13,971,056	13,971,056	-	-	-
Equity Investments	53,309	53,309	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,790,362	-	2,790,362	-	-
Derivative assets (a)
Interest-rate derivatives	503,353	-	774,869	-	(271,516)
Mortgage delivery commitments	95	-	95	-	-
Total recurring fair value measurement - Assets	$17,321,239	$14,024,365	$3,568,390	$-	$(271,516)
Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(18,068,215)	$-	$(18,068,215)	$-	$-
Bonds (to the extent FVO is elected) (b)	(4,606,885)	-	(4,606,885)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(74,420)	-	(1,565,282)	-	1,490,862
Mortgage delivery commitments	(465)	-	(465)	-	-
Total recurring fair value measurement - Liabilities	$(22,749,985)	$-	$(24,240,847)	$-	$1,490,862

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,217	$-	$3,217	$-	$-
U.S. Treasury securities	15,315,592	15,315,592	-	-	-
Equity Investments	60,047	60,047	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,653,418	-	2,653,418	-	-
Derivative assets (a)
Interest-rate derivatives	237,842	-	608,703	-	(370,861)
Mortgage delivery commitments	105	-	105	-	-
Total recurring fair value measurement - Assets	$18,270,221	$15,375,639	$3,265,443	$-	$(370,861)
Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(2,186,603)	$-	$(2,186,603)	$-	$-
Bonds (to the extent FVO is elected) (b)	(12,134,043)	-	(12,134,043)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(32,410)	-	(717,973)	-	685,563
Mortgage delivery commitments	(1)	-	(1)	-	-
Total recurring fair value measurement - Liabilities	$(14,353,057)	$-	$(15,038,620)	$-	$685,563

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Real estate owned	$71	$-	$-	$71
Total non-recurring assets at fair value	$71	$-	$-	$71

	During the period ended December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$-	$80	$-
Real estate owned	306	-	-	306
Total non-recurring assets at fair value	$386	$-	$80	$306

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended March 31, 2020 and December 31, 2019, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2020 and December 31, 2019.

As with all advances, when advances are elected under the FVO, they are also fully collateralized through their terms to maturity. We consider our Consolidated obligation debt as high credit-quality, highly-rated instruments, and changes in fair values are generally related to changes in interest rates and investor preference, including investor asset allocation strategies. The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months, and no adverse changes have been observed in their credit characteristics.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(800,000)	(15,849,370)
Maturities and terminations	8,292,000	-
Net gains (losses) on financial instruments held
under fair value option	(4,058)	(17,896)
Change in accrued interest/unaccreted balance	39,216	(14,346)

Balance, end of the period	$(4,606,885)	$(18,068,215)

	December 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(18,392,000)	(2,182,845)
Maturities and terminations	11,465,000	3,170,915
Net gains (losses) on financial instruments held
under fair value option	(3,952)	(194)
Change in accrued interest/unaccreted balance	(43,299)	5,607
Balance, end of the period	$(12,134,043)	$(2,186,603)

	March 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(3,220,000)	-
Maturities and terminations	1,035,000	2,183,559
Net gains (losses) on financial instruments held
under fair value option	(58)	(406)
Change in accrued interest/unaccreted balance	(22,214)	2,160

Balance, end of the period	$(7,367,064)	$(994,773)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2020
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(37,090)	$(4,058)	$(41,148)
Consolidated obligation discount notes	(14,326)	(17,896)	(32,222)

	$(51,416)	$(21,954)	$(73,370)

	Three months ended
	March 31, 2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(33,481)	$(58)	$(33,539)
Consolidated obligation discount notes	(17,281)	(406)	(17,687)

	$(50,762)	$(464)	$(51,226)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	March 31, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$4,575,000	$4,606,885	$31,885
Consolidated obligation discount notes (c)	18,032,215	18,068,215	36,000
	$22,607,215	$22,675,100	$67,885

	December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801

	March 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$7,325,000	$7,367,064	$42,064
Consolidated obligation discount notes (c)	987,355	994,773	7,418
	$8,312,355	$8,361,837	$49,482

(a)	Advances – No advances were elected under the FVO and outstanding in the periods in this report. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis on advances that were primarily short-and intermediate-term floating-rate advances .
(b)	The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.	Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion and $1.0 trillion as of March 31, 2020 and December 31, 2019.

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

The following table summarizes contractual obligations and contingencies as of March 31, 2020 (in thousands):

	March 31, 2020
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$58,148,785	$13,173,105	$2,729,775	$6,138,500	$80,190,165
Consolidated obligation discount notes at par	90,356,990	-	-	-	90,356,990
Mandatorily redeemable capital stock (a)	831	361	391	3,341	4,924
Premises (lease obligations) (b)	6,866	15,325	16,124	68,190	106,505
Remote backup site	678	1,245	690	-	2,613
Other liabilities (c)	71,350	10,594	8,563	69,839	160,346

Total contractual obligations	148,585,500	13,200,630	2,755,543	6,279,870	170,821,543

Other commitments
Standby letters of credit (d)	23,060,415	197,676	6,598	-	23,264,689
Consolidated obligation bonds/discount notes
traded not settled	1,237,345	-	-	-	1,237,345
Commitments to fund additional advances	379,656	-	-	-	379,656
Commitments to fund pension	10,000	-	-	-	10,000
Open delivery commitments (MPF)	73,626	-	-	-	73,626

Total other commitments	24,761,042	197,676	6,598	-	24,965,316

Total obligations and commitments	$173,346,542	$13,398,306	$2,762,141	$6,279,870	$195,786,859

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.
(b)	Amounts represent undiscounted obligations. The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, all lease obligations, including legacy leases were recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Effective January 1, 2020, we adopted the framework for credit losses under ASU 2016-13 (Topic 326), which did not result in a recognition of credit losses on off-balance arrangements as of January 1, 2020 or March 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Operating Lease Commitments

Effective January 1, 2019, the FHLBNY adopted new guidance under ASU 2016-02, Leases (Topic 842) that requires lessees to recognize on the balance sheet all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At March 31, 2020 and December 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

	March 31, 2020	December 31, 2019
Operating Leases (a)
Right-of-use assets	$74,255	$75,464
Lease Liabilities	$88,200	$89,365

	Three months ended March 31,
	2020		2019
Operating Lease Expense	$1,940		$1,817
Operating cash flows - Cash Paid	$1,895		$1,533

Weighted Average Discount Rate	3.29	%	3.35	%
Weighted Average Remaining Lease Term	12.74	Years	13.95	Years

	Remaining maturities through
Operating lease liabilities	March 31, 2020	December 31, 2019
Remainder of 2020	$5,991	$7,886
2021	8,107	8,107
2022	8,205	8,205
2023	8,575	8,575
2024	8,282	8,282
Thereafter	69,885	69,886
Total undiscounted lease payments	109,045	110,941
Imputed interest	(20,845)	(21,576)
Total operating lease liabilities	$88,200	$89,365

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 20.	Related Party Transactions.

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

Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2020 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2020 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $7.0 million and $7.3 million at March 31, 2020 and December 31, 2019.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.7 million for the three months ended March 31, 2020, compared to $0.6 million for the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At March 31, 2020 and December 31, 2019, outstanding notional amounts were $549.0 million and $536.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2020 and 2019, overnight loans extended to other FHLBanks averaged $8.2 million and $8.3 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three months ended March 31, 2020. In the three months ended March 31, 2019, the FHLBNY borrowed a total of $750 million in overnight loans from other FHLBanks. The borrowings averaged $5.6 million on a 3-month basis. Interest expense was immaterial.

Cash and Due from Banks

At March 31, 2020 and December 31, 2019, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at March 31, 2020 and December 31, 2019 and transactions for the three month ended March 31, 2020 and March 31, 2019 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2020	December 31, 2019
	Related	Related
Assets
Advances	$136,150,953	$100,695,241
Accrued interest receivable	180,293	181,792

Liabilities and capital
Deposits	$1,702,709	$1,194,409
Mandatorily redeemable capital stock	4,924	5,129
Accrued interest payable	171	140
Affordable Housing Program (a)	155,611	153,894
Other liabilities (b)	37,984	45,388

Capital	$9,001,962	$7,531,895

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2020	2019
	Related	Related
Interest income
Advances	$464,565	$691,896
Interest-bearing deposits	1	1
Loans to other FHLBanks	33	50

Interest expense
Deposits	$3,228	$5,965
Mandatorily redeemable capital stock	79	100
Cash collateral held and other borrowings	-	50

Service fees and other	$4,700	$4,131

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Note 21.	Segment Information and Concentration.

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

The top ten advance holders at March 31, 2020, December 31, 2019 and March 31, 2019 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2020
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$39,300,000	29.24%	$107,079	29.55%
Metropolitan Life Insurance Company	New York	NY	15,245,000	11.34	73,971	20.41
New York Community Bank (b)	Westbury	NY	13,477,661	10.03	65,077	17.96
AXA Equitable Life Insurance Company	New York	NY	6,750,415	5.02	29,187	8.05
HSBC Bank USA, National Association	New York	NY	5,750,000	4.28	5,855	1.61
Investors Bank (b)	Short Hills	NJ	5,025,358	3.74	23,980	6.61
Signature Bank	New York	NY	4,409,245	3.28	21,807	6.02
Goldman Sachs Bank USA	New York	NY	4,025,000	2.99	3,655	1.01
Valley National Bank (b)	Wayne	NJ	3,648,642	2.71	13,431	3.71
New York Life Insurance Company	New York	NY	3,625,000	2.70	18,361	5.07
Total			$101,256,321	75.33%	$362,403	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At March 31, 2020, an officer of this member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

	December 31, 2019
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$23,045,000	22.95%	$486,275	27.71%
Metropolitan Life Insurance Company	New York	NY	14,445,000	14.39	367,507	20.94
New York Community Bank (b)	Westbury	NY	13,102,661	13.05	259,207	14.77
AXA Equitable Life Insurance Company	New York	NY	6,900,415	6.87	111,997	6.38
Investors Bank (b)	Short Hills	NJ	4,986,397	4.97	115,789	6.60
Signature Bank	New York	NY	4,142,144	4.13	127,299	7.26
New York Life Insurance Company	New York	NY	2,825,000	2.81	81,348	4.64
Valley National Bank (b)	Wayne	NJ	2,397,769	2.39	88,389	5.04
Sterling National Bank	Montebello	NY	2,245,000	2.24	76,029	4.33
ESL Federal Credit Union	Rochester	NY	1,739,823	1.73	40,937	2.33
Total			$75,829,209	75.53%	$1,754,777	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2019
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$23,825,000	24.03%	$133,918	28.84%
Metropolitan Life Insurance Company	New York	NY	14,245,000	14.37	95,236	20.51
New York Community Bank (b)	Westbury	NY	11,803,661	11.90	64,525	13.90
Signature Bank	New York	NY	5,177,364	5.22	33,098	7.13
Investors Bank (b)	Short Hills	NJ	4,894,587	4.94	28,205	6.07
AXA Equitable Life Insurance Company	New York	NY	3,990,415	4.02	24,943	5.37
New York Life Insurance Company	New York	NY	3,500,000	3.53	21,993	4.74
Sterling National Bank	Montebello	NY	3,258,000	3.29	24,259	5.22
Valley National Bank (b)	Wayne	NJ	2,817,000	2.84	19,859	4.28
HSBC Bank USA, National Association (c)	McLean	VA	2,000,000	2.02	18,299	3.94
Total			$75,511,027	76.16%	$464,335	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At March 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	For Bank membership purposes, principal place of business is New York, NY.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020 (the “2019 Annual Report”), Item 1A of this Quarterly Report on Form 10-Q, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Item 1A - Risk Factors of the 2019 Annual Report, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q, and the risks set forth below:

•	changes in economic and market conditions, including the evolving risks relating to the current coronavirus pandemic;
•	changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;
•	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
•	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
•	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (“COs”) of the FHLBanks;
•	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
•	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
•	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
•	timing and volume of market activity;
•	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•	risk of loss arising from litigation filed against one or more of the FHLBanks;

•	realization of losses arising from the Bank’s joint and several liability on COs;
•	risk of loss due to fluctuations in the housing market;
•	inflation or deflation;
•	issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
•	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
•	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics, including the current coronavirus pandemic), acts of war or terrorism;
•	the effect of new accounting standards, including the development of supporting systems;
•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
•	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
•	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	67-68
	Replacement of London Interbank Offered Rates (LIBOR)	72
1.1	Financial Condition	69
2.1 - 2.8	Advances	73-77
3.1 - 3.8	Investments	78-82
4.1 - 4.3	Mortgage Loans	82-83
5.1 - 5.9	Consolidated Obligations	84-89
6.1 - 6.4	Capital	89-92
7.1	Derivatives	93
8.1 - 8.3	Liquidity	94-95
8.4	Short Term Debt	96
9.1 - 9.13	Results of Operations	97-109
10.1	Assessments	109

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent 2019 Form 10-K filed on March 20, 2020.

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

Recent Developments

Primarily due to the COVID-19 pandemic, conditions in the financial markets deteriorated significantly beginning in late February and into March 2020, creating substantial uncertainty about future economic activity and the global and national economic environment. The Federal Reserve undertook a number of emergency actions in March 2020 to, among other things, help facilitate liquidity and support stability in the fixed income markets while volatility across global capital markets dramatically increased. Notably, the Federal Reserve increased substantially its provision of liquidity to the repurchase agreement and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of its commitment to using its full range of tools to support households, businesses, and the U.S. economy overall in this challenging time. The effects of the coronavirus pandemic, and governmental and public actions taken in response, on the global and U.S. economy and the Bank are evolving, and the full duration and impact of the pandemic is uncertain.

Advance demand increased notably in March 2020 as members increased their liquidity and responded to their customers’ needs for cash. Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from factors such as lower market interest rates, unusual relationships among market rate curves, credit market conditions, uncertainties on valuation of assets, demand for loans from members’ customers, supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses.

The Bank managed its operations in the first quarter of 2020 to respond to the COVID-19 pandemic. In connection with the Bank’s Business Continuity Program (“BCP”), the Bank’s staff successfully began working remotely in mid-March 2020 and as of April 14, 2020 the Bank was operating fully remotely, without any significant operational problems to date. The BCP is intended to help ensure the safety and welfare of our employees, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The BCP contains operating procedures for critical processes and identifies resources and staff necessary to continue operations based on business defined recovery time objectives and communication requirements for internal and external stakeholders.

The Bank continued to meet its funding needs throughout recent events; however, funding costs, measured as the spread between the Bank’s consolidated obligations and U.S. Treasury securities, increased, with investors favoring shorter-term obligations, while access to longer-term funding was challenging at times. The FHLBanks coordinated and cooperated to ensure orderly access for the FHLBanks to the funding markets in the issuance of System consolidated obligations. As a consequence of the Federal Reserve’s Open Market Operations in response to market disruptions, unusual relationships among interest rate curves began to normalize and funding markets stability improved.

The impact of the Covid-19 pandemic on the Bank’s future earnings and dividends is difficult to forecast given the uncertainties about the health crisis, the actions of national and local policymakers, the impact on the economy, markets, and the business climate, and the potential impact of changes in consumer and business behavior on our members’ business. These and other factors may reduce the volume of assets on the Bank’s balance sheet and the spreads we earn on those assets. Lower market interest rates will reduce the income we earn from capital. Changes in market conditions affecting CO issuance spreads have been volatile.  Uncertainty with regard to future investor appetite for increased Treasury and GSE issuance may indicate higher future debt costs and reduced Bank margins as issuance amounts rise.

The market disruption caused by the pandemic has negatively affected mortgage collateral valuations, and the Bank has responded by applying updated mortgage valuations to pledged mortgage collateral. Where necessary, members have pledged additional qualifying collateral to reflect current market conditions and/or to address increased advance demand in order to comply with their collateral maintenance requirements. The Bank will continue to monitor credit and collateral conditions and endeavor to make adjustments as needed. In addition, the Bank has or will be implementing certain relief measures to help members serve their customers affected by the COVID-19 pandemic. These measures include forbearance and modification for MPF program loans, forbearance and modifications for pledged loan collateral, and allowing electronic signatures on loan documentation in certain circumstances.

Starting in May, 2020, the Bank will be offering a variety of loan and grant programs to help assist Bank members in responding to the challenges brought about by the COVID-19 pandemic. Also in response to the COVID-19 pandemic, the Finance Agency has taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic.

See “Legislative and Regulatory Developments” in this section and “Part II. Other Information – Item 1A. Risk Factors” for more information.

Credit Losses under ASU 2016-13 (CECL) — Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (CECL), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Prior to adoption of this framework, allowance was based on management’s estimate of probable incurred credit losses. Adoption of the new framework had an immaterial impact on our financial results of operations and cash flows. For more information, see Note 1. Significant Accounting Policies and Estimates in notes to Financial Statements.

2020 First Quarter Financial Results

Net income — Net income for 2020 First Quarter was $105.1 million, a decrease of $29.7 million, or 22.0% compared to the same period in the prior year. Our net interest income is impacted by the spread between costing yields on debt and the yields earned on advances, mortgage-backed securities, other investments, and other interest earning assets.

Summarized below are the primary components of our Net income:

Net interest income — 2020 First Quarter Net interest income was $152.8 million, a decrease of $24.4 million, or 13.8%, caused primarily by spread compression between yields on assets, specifically overnight and short-term investments and short-term advances, and the corresponding yields paid on funding the assets. The favorable impact of the unprecedented growth in demand for advances was largely offset by spread compression.

Contribution to margin from investing stockholders’ capital, which is typically employed to fund short-term interest-earning assets, yielded lower interest margin in the sharply declining interest rate environment.

In summary, volume-related increases in earning assets and changes in funding mix made a favorable impact of $9.0 million in the 2020 first quarter. Average interest-earning assets totaled $156.4 billion in the 2020 first quarter, compared to $141.6 billion in the same period last year. Adverse yield related changes resulted in a decline of $33.4 million in the 2020 first quarter. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 31 basis points in the 2020 first quarter, compared to 38 basis points in the same period last year.

Net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 have achieved our risk management objectives. The combined effect of the hedging, including interest settlements and fair value changes, resulted in a net loss of $7.1 million in the 2020 first quarter, in contrast to a net gain of $62.7 million in the same period last year.

Other income (loss) — 2020 First Quarter Other income (loss) reported a gain of $7.7 million, compared to a gain of $13.2 million in the same period last year. The more significant components are noted below.

Liquidity “trading” securities — Portfolio of U.S. Treasury securities held for liquidity reported net gains of $197.3 million and $17.1 million in the first quarters of 2020 and 2019. Gains were primarily valuation gains, fixed-rate securities benefiting from higher volume and a declining interest rate environment.

Derivative gains and losses — Earnings impact reported net losses of $164.2 million and $12.3 million in the first quarter of 2020 and 2019. Primary drivers in the 2020 first quarter were: interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities reported losses of $218.0 million; interest-rate swaps in economic hedges of fixed- and floating-rate CO debt recorded net gains of $58.0 million. Gains and losses included swap interest settlements, terminations and fair value changes of open contracts. Hedges of CO debt included interest-rate swaps hedging basis risk of floating-rate CO debt. The loss of $12.3 million in the prior year same quarter was also driven mainly by fair value changes of interest-rate swaps in economic hedges of U.S. Treasury fixed-rate securities.

Market value gains and losses on grantor trust — Equity and bond mutual funds held in grantor trust to fund certain payments to retirees participating in non-qualified retirement plans, reported net valuation losses of $8.3 million in the first quarter of 2020, in contrast to a net gain of $4.2 million in the same period in 2019.

Other expenses were $43.6 million and $40.6 million in the first quarter of 2020 and 2019. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $11.7 million and $15.0 million in the first quarter of 2020 and 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.60 per share (6.35% annualized) was paid in the first quarter of 2020, compared to $1.74 per share (6.90% annualized) in the same period in 2019.

Financial Condition — March 31, 2020 compared to December 31, 2019

Total assets increased to $182.7 billion at March 31, 2020 from $162.1 billion at December 31, 2019, an increase of $20.6 billion, or 12.7%.

Cash at banks was $37.9 million at March 31, 2020, compared to $603.2 million at December 31, 2019.

Interest-bearing deposits are generally overnight investments at highly-rated financial institutions. Balances were $925.0 million and $0 at March 31, 2020 and December 31, 2019.

Money market investments at March 31, 2020 were $9.3 billion in federal funds sold and $0.5 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $9.2 billion, $9.0 billion and $12.2 billion in the first quarter of 2020, fourth quarter 2019 and first quarter 2019, respectively. Resale agreements averaged $7.2 billion, $9.9 billion and $4.9 billion in the first quarter of 2020, fourth quarter 2019 and first quarter 2019, respectively.

Advances — Par balances increased at March 31, 2020 to $134.4 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances increased by 25.5% to $30.6 billion at March 31, 2020, up from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 128.3% to $37.4 billion at March 31, 2020, compared to $16.4 billion at December 31, 2019.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $324.7 million and $344.0 million at March 31, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $2.5 billion and $2.3 billion at March 31, 2020 and December 31, 2019.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities, in the HTM portfolio were $13.7 billion and $14.1 billion at March 31, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $144.0 million of fixed-rate GSE-issued MBS in the first quarter of 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at March 31, 2020 and at December 31, 2019. There were no new acquisitions in the 2020 and 2019 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At March 31, 2020, trading investments were $14.0 billion in U.S. Treasury securities and $3.1 million in Ambac corporate notes. We acquired $1.3 billion of U.S. Treasury securities in the first quarter of 2020. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments, and were carried on the balance sheet at fair values of $53.3 million and $60.0 million at March 31, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.2 billion at March 31, 2020, an increase of $38.6 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the three months of 2020 were $108.1 million, compared to $54.3 million in the prior year same period.

Capital ratios — Our capital position remains strong. At March 31, 2020, actual risk-based capital was $9.1 billion, compared to required risk-based capital of $1.0 billion. To support $182.7 billion of total assets at March 31, 2020, the minimum required total capital was $7.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $9.1 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2020, balance sheet leverage (based on U.S. GAAP) was 20.3 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2020 included $36.5 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $9.8 billion in short-term and overnight investments in the federal funds and the repo markets, and $2.8 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to find and to implement the transition to suitable replacements for LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as it’s recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. More information is provided under Market and Economic Risks in Item 1A. Risk Factors in the most recent Form 10-K for 2019 filed on March 20, 2020.

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

Significant Accounting Policies and Estimates

We have identified certain accounting policies that we believe are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities.  We have discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.  Refer to Note 1. Significant Accounting Policies and Estimates in this Form 10-Q and in the 2019 Form 10-K filed on March 20, 2020.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2020	2019	2019	2019	2019
Investments (a)	$42,385	$56,892	$43,025	$44,474	$39,807
Advances	136,151	100,695	94,301	102,429	99,132
Mortgage loans held-for-portfolio, net (b)	3,210	3,173	3,055	2,986	2,941
Total assets	182,733	162,062	141,062	150,574	142,575
Deposits and borrowings	1,703	1,194	1,537	1,256	1,356
Consolidated obligations, net
Bonds	81,089	78,764	76,044	78,729	80,150
Discount notes	90,250	73,959	55,534	62,380	53,036
Total consolidated obligations	171,339	152,723	131,578	141,109	133,186
Mandatorily redeemable capital stock	5	5	5	6	6
AHP liability	156	154	161	164	161
Capital
Capital stock	7,313	5,779	5,474	5,841	5,671
Retained earnings
Unrestricted	1,108	1,116	1,097	1,108	1,110
Restricted	706	685	660	640	618
Total retained earnings	1,814	1,801	1,757	1,748	1,728
Accumulated other comprehensive income (loss)	(125)	(48)	(51)	(42)	(24)
Total capital	9,002	7,532	7,180	7,547	7,375
Equity to asset ratio (c)(j)	4.93%	4.65%	5.09%	5.01%	5.17%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2020	2019	2019	2019	2019
Investments (a)	$49,984	$49,857	$48,091	$43,253	$41,583
Advances	102,777	94,352	90,402	101,562	97,127
Mortgage loans held-for-portfolio, net	3,201	3,117	3,017	2,963	2,933
Total assets	157,442	148,434	142,552	148,615	142,387
Interest-bearing deposits and other borrowings	1,193	1,230	1,187	1,050	1,052
Consolidated obligations, net
Bonds	83,985	75,249	74,310	80,528	80,694
Discount notes	63,399	63,372	58,832	58,537	52,404
Total consolidated obligations	147,384	138,621	133,142	139,065	133,098
Mandatorily redeemable capital stock	5	5	5	7	6
AHP liability	154	154	163	161	159
Capital
Capital stock	5,854	5,480	5,299	5,816	5,589
Retained earnings
Unrestricted	1,099	1,090	1,093	1,095	1,088
Restricted	692	668	648	626	601
Total retained earnings	1,791	1,758	1,741	1,721	1,689
Accumulated other comprehensive income (loss)	(56)	(49)	(47)	(30)	(18)
Total capital	7,589	7,189	6,993	7,507	7,260

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2020	2019	2019	2019	2019
Net income	$105	$129	$101	$108	$135
Net interest income (d)	153	164	162	164	177
Dividends paid in cash (e)	88	85	92	88	101
AHP expense	12	14	11	12	15
Return on average equity (f)(g)(j)	5.57%	7.08%	5.75%	5.77%	7.53%
Return on average assets (g)(j)	0.27%	0.34%	0.28%	0.29%	0.38%
Net OTTI impairment losses	-	(1)	-	-	-
Other non-interest income (loss)	8	27	(4)	(1)	13
Total other income (loss)	8	26	(4)	(1)	13
Operating expenses (h)	37	42	39	36	34
Finance Agency and
Office of Finance expenses	5	5	4	4	4
Total other expenses (k)	44	48	45	43	40
Operating expenses ratio (g)(i)(j)	0.09%	0.11%	0.11%	0.10%	0.10%
Earnings per share	$1.80	$2.34	$1.91	$1.86	$2.41
Dividends per share	$1.60	$1.60	$1.58	$1.57	$1.74
Headcount (Full/part time)	344	342	334	337	322

(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $3.5 million, $0.7 million, $0.6 million, $0.5 million and $0.8 million for the periods ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:	Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	March 31, 2020	December 31, 2019	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$37,942	$603,241	$(565,299)	(93.71)%
Interest-bearing deposits	925,000	-	925,000	NM
Securities purchased under agreements to resell	510,000	14,985,000	(14,475,000)	(96.60)
Federal funds sold	9,305,000	8,640,000	665,000	7.70
Trading securities	13,974,120	15,318,809	(1,344,689)	(8.78)
Equity Investments	53,309	60,047	(6,738)	(11.22)
Available-for-sale securities	2,790,362	2,653,418	136,944	5.16
Held-to-maturity securities	14,827,389	15,234,482	(407,093)	(2.67)
Advances	136,150,953	100,695,241	35,455,712	35.21
Mortgage loans held-for-portfolio	3,209,702	3,173,352	36,350	1.15
Loans to other FHLBanks	-	-	-	NM
Accrued interest receivable	298,611	312,559	(13,948)	(4.46)
Premises, software, and equipment	65,744	63,426	2,318	3.65
Operating lease right-of-use assets	74,255	75,464	(1,209)	(1.60)
Derivative assets	503,448	237,947	265,501	111.58
Other assets	7,282	9,036	(1,754)	(19.41)
Total assets	$182,733,117	$162,062,022	$20,671,095	12.76%

Liabilities
Deposits
Interest-bearing demand	$1,643,857	$1,144,519	$499,338	43.63%
Non-interest-bearing demand	35,852	34,890	962	2.76
Term	23,000	15,000	8,000	53.33
Total deposits	1,702,709	1,194,409	508,300	42.56

Consolidated obligations
Bonds	81,089,216	78,763,309	2,325,907	2.95
Discount notes	90,249,660	73,959,205	16,290,455	22.03
Total consolidated obligations	171,338,876	152,722,514	18,616,362	12.19

Mandatorily redeemable capital stock	4,924	5,129	(205)	(4.00)

Accrued interest payable	205,604	156,889	48,715	31.05
Affordable Housing Program	155,611	153,894	1,717	1.12
Derivative liabilities	74,885	32,411	42,474	131.05
Other liabilities	160,346	175,516	(15,170)	(8.64)
Operating lease liabilities	88,200	89,365	(1,165)	(1.30)
Total liabilities	173,731,155	154,530,127	19,201,028	12.43
Capital	9,001,962	7,531,895	1,470,067	19.52
Total liabilities and capital	$182,733,117	$162,062,022	$20,671,095	12.76%

NM — Not meaningful.

Balance Sheet overview March 31, 2020 and December 31, 2019

Total assets increased to $182.7 billion at March 31, 2020 from $162.1 billion at December 31, 2019, an increase of $20.6 billion, or 12.7%.

Cash at banks was $37.9 million at March 31, 2020, compared to $603.2 million at December 31, 2019.

Interest-bearing deposits are generally overnight investments at highly-rated financial institutions. Balances were $925.0 million and $0 at March 31, 2020 and December 31, 2019.

Money market investments at March 31, 2020 were $9.3 billion in federal funds sold and $0.5 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $9.2 billion, $9.0 billion and $12.2 billion in the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019, respectively. Resale agreements averaged $7.2 billion, $9.9 billion and $4.9 billion in the first quarter of 2020, fourth quarter of 2019 and first quarter 2019, respectively.

Advances — Par balances increased at March 31, 2020 to $134.4 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances increased by 25.5% to $30.6 billion at March 31, 2020, up from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 128.3% to $37.4 billion at March 31, 2020, compared to $16.4 billion at December 31, 2019.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $324.7 million and $344.0 million at March 31, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $2.5 billion and $2.3 billion at March 31, 2020 and December 31, 2019. We acquired $26.0 million of fixed-rate GSE-issued MBS in the first quarter of 2020. As permitted under the new hedging guidance, effective January 1, 2019 we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS. The transfer enhanced balance sheet management.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities, in the HTM portfolio were $13.7 billion and $14.1 billion at March 31, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $144.0 million of fixed-rate GSE-issued MBS in the first quarter of 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at March 31, 2020 and at December 31, 2019. There were no new acquisitions in the 2020 and 2019 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At March 31, 2020, trading investments were $14.0 billion in U.S. Treasury securities and $3.1 million in Ambac corporate notes. We acquired $1.3 billion of U.S. Treasury securities in the first quarter of 2020. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. We sold $1.5 billion in US treasury securities during the first quarter of 2020 and did not sell any securities during the first quarter of 2019.   The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments, and were carried on the balance sheet at fair values of $53.3 million and $60.0 million at March 31, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.2 billion at March 31, 2020, an increase of $38.6 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the three months of 2020 were $108.1 million, compared to $54.3 million in the prior year same period. Acquisitions in the three months of 2020 were $149.1 million, compared to $69.5 million in the prior year same period. Credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong. At March 31, 2020, actual risk-based capital was $9.1 billion, compared to required risk-based capital of $1.0 billion. To support $182.7 billion of total assets at March 31, 2020, the minimum required total capital was $7.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $9.1 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2020, balance sheet leverage (based on U.S. GAAP) was 20.3 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2020 included $36.5 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $9.8 billion in short-term and overnight investments in the federal funds and the repo markets, and $2.8 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to find and to implement the transition to suitable replacements for LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as it’s recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. More information is provided under Market and Economic Risks in Item 1A. Risk Factors in the most recent Form 10-K for 2019 filed on March 20, 2020.

On March 12, 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting in light of the expected market transition from LIBOR and other reference interest rates to alternatives, such as SOFR. The relief in the amendments are effective as of March 12, 2020 through December 31, 2022. We are continuing to review optional expedients and elections under the relief.

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

On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directed the Federal Home Loan Banks to cease, by March 31, 2020 entering into new LIBOR – referenced instruments with maturities beyond December 31, 2021 (other than for investments and option embedded products, the date has now been extended to June 30, 2020). See Legislative and Regulatory Developments in our most recent Form 10-K for 2019 filed on March 20, 2020. The following data provides an overview of LIBOR-indexed assets, liabilities and derivatives with remaining maturities beyond the expected LIBOR transition date:

March 31, 2020
In thousands	Variable-rate LIBOR-indexed Advances
Total Par	$37,358,467
Maturing in 2022 and thereafter	$6,536,500

March 31, 2020
Variable-rate LIBOR-indexed Debt
In thousands	CO Bonds
Total Par	$37,345,500
Maturing in 2022 and thereafter	$-

March 31, 2020
Interest rate swaps
In thousands	LIBOR-indexed
Total Par	$100,544,735
Maturing in 2022 and thereafter	$21,149,719

	March 31, 2020
	Variable-rate LIBOR-indexed Securities
	Liquidity trading portfolio
In thousands	Corporate bonds and HFA	MBS/AFS	MBS/HTM
Total UPB	$923,262	$343,189	$5,089,626
Maturing in 2022 and thereafter	$923,262	$340,650	$4,943,252

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

Interest rate hedging and basis adjustments — A significant percentage of fixed-rate, longer-term advances and all putable advances were designated under an ASC 815 fair value accounting hedge. Also, certain advances were hedged by interest rate swaps in economic hedges. From time to time, we have also elected the fair value option (FVO) on an instrument by instrument basis for advances.

Carrying value of advances outstanding at March 31, 2020 and December 31, 2019 were $136.2 billion and $100.7 billion. Carrying values included cumulative hedging basis adjustment gains $1.7 billion and $299.2 million at March 31, 2020 and December 31, 2019. For more information about basis adjustments, see Table 2.6 Advances by Maturity and Yield Type in this MD&A.

Table 2.1:	Advance Trends

Member demand for advance products

Par amount of advances outstanding was $134.4 billion at March 31, 2020, compared to $100.4 billion at December 31, 2019. Advance demand increased notably in March 2020 as members increased their liquidity and responded to their customers’ needs for cash as a direct result of the deterioration in the financial markets caused by COVID-19 pandemic 2020. Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2:	Advances by Product Type

	March 31, 2020		December 31, 2019
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$37,354,967	27.79%	$16,364,967	16.30%
Fixed Rate Advances	57,488,633	42.77	49,548,877	49.35
Short-Term Advances	30,629,408	22.79	24,401,935	24.31
Mortgage Matched Advances	244,957	0.18	240,182	0.24
Overnight & Line of Credit (OLOC) Advances	2,157,672	1.61	3,407,551	3.39
All other categories	6,533,150	4.86	6,432,566	6.41
Total par value	134,408,787	100.00%	100,396,078	100.00%
Net premium on advances
Hedge valuation basis adjustments	1,742,166		299,163
Total	$136,150,953		$100,695,241

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

In order to ensure that the FHLBNY has sufficient collateral to cover credit extensions, the FHLBNY has established a Collateral Lendable Value methodology.  This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  Key components of the Lendable Value include measures of Market, Credit, Price Volatility and Operational Risk associated with the unique collateral types pledged to the FHLBNY.  Lendable Values are periodically adjusted to reflect current market and business conditions.

COVID-19 pandemic related market disruption has negatively affected mortgage collateral valuations, and the FHLBNY has responded by applying updated mortgage valuations to pledged mortgage collateral. Where necessary, members have pledged additional qualifying collateral to reflect current market conditions and/or to address increased advance demand in order to comply with their collateral maintenance requirements. The FHLBNY will continue to monitor credit and collateral conditions and endeavor to make adjustments as needed.

The FHLBNY has or will be implementing certain relief measures to help members serve their customers affected by the COVID-19 pandemic. These measures include forbearance and modifications for pledged loan collateral.

The following table summarizes pledged collateral at March 31, 2020 and December 31, 2019 (in thousands):

Table 2.3:	Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
March 31, 2020	$134,408,787	$23,414,400	$157,823,187	$318,176,946	$58,450,870	$376,627,816
December 31, 2019	$100,396,078	$22,108,414	$122,504,492	$308,663,555	$45,016,365	$353,679,920

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4:	Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
March 31, 2020	$59,443,769	$317,184,047	$376,627,816
December 31, 2019	$45,876,619	$307,803,301	$353,679,920

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5:	Advances by Interest-Rate Payment Terms

	March 31, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$97,050,320	72.21%	$84,027,611	83.70%
Variable-rate (b)	37,358,467	27.79	16,368,467	16.30
Variable-rate capped or floored (c)	-	-	-	-
Overdrawn demand deposit accounts	-	-	-	-

Total par value	134,408,787	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments	1,742,166		299,163
Total	$136,150,953		$100,695,241

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at March 31, 2020, with only 9.0% of advances in the remaining maturity bucket of greater than 5 years (10.5% at December 31, 2019). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.6:	Advances by Maturity and Yield Type

	March 31, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$60,583,784	45.08%	$54,411,782	54.20%
Due after one year	36,466,536	27.13	29,615,829	29.50

Total Fixed-rate	97,050,320	72.21	84,027,611	83.70

Variable-rate
Due in one year or less	24,959,500	18.57	14,794,500	14.74
Due after one year	12,398,967	9.22	1,573,967	1.56

Total Variable-rate	37,358,467	27.79	16,368,467	16.30
Total par value	134,408,787	100.00%	100,396,078	100.00%

Hedge valuation basis adjustments (a)	1,742,166		299,163
Total	$136,150,953		$100,695,241

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS-Fed funds and OIS-SOFR as additional benchmarks. When an advance is hedged under ASC 815, the selected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 2.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $1.7 billion and $299.2 million at March 31, 2020 and December 31, 2019. The forward benchmark yield curves, primarily LIBOR, declined at the two measurement dates. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, the decline of the swap curve reversed previously reported cumulative basis losses and increased previously recorded valuation gains. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted. The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7:	Hedged Advances by Type

Par Amount	March 31, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullets (a)	$41,976,042	$32,335,675
Fixed-rate putable (b)	8,400,750	8,365,750
Fixed-rate callable	-	-
Fixed-rate with embedded cap	370,000	20,000
Total qualifying hedges	$50,746,792	$40,721,425

Aggregate par amount of advances hedged (c)	$66,251,793	$40,721,425
Fair value basis (hedging adjustments)	$1,742,166	$299,163

(a)	Generally, fixed-rate medium- and longer term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable and callable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the put/call option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate. In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par. Members may borrow new advances at the then prevailing rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Typically, the longer term fixed-rate advances and advances with optionality are hedged.

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At March 31, 2020, notional amounts of basis swaps were $15.5 billion with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8:	Putable and Callable Advances

	Advances
Par Amount	March 31, 2020	December 31, 2019
Putable/callable (a)	$8,400,750	$8,365,750
No-longer putable/callable	$5,000	$5,000

(a)	Except for a callable advance, balances represented putable advances. Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Callable advances are typically long-term advances with one or more call options exercisable by the borrower. Putable and callable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put and call option terms.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued). Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies. We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs. Investments in the trading portfolio are typically U.S Treasury securities, and from time to time we have also invested in GSE-issued securities, all carried at their fair values. The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes. We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1:	Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2020	2019	Variance	Variance
State and local housing finance agency obligations, net (a)	$1,121,134	$1,122,315	$(1,181)	(0.11)%
Trading securities (b)	13,974,120	15,318,809	(1,344,689)	(8.78)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,790,362	2,653,418	136,944	5.16
Held-to-maturity securities, at carrying value, net (c)	13,706,255	14,112,167	(405,912)	(2.88)
Total securities	31,591,871	33,206,709	(1,614,838)	(4.86)

Equity investments in Grantor trust (d)	53,309	60,047	(6,738)	(11.22)
Interest-bearing deposits	925,000	-	925,000	NM
Securities purchased under agreements to resell	510,000	14,985,000	(14,475,000)	(96.60)
Federal funds sold	9,305,000	8,640,000	665,000	7.70

Total Investments	$42,385,180	$56,891,756	$(14,506,576)	(25.50)%

(a)	State and local housing finance agency bonds were designated as HTM and were carried at amortized cost. There were no acquisitions in the first quarter of 2020 and paydowns were $0.4 million.
(b)	Trading securities comprised of U.S. Treasury securities and corporate notes at March 31, 2020. Trading portfolio is for liquidity and not for speculative purposes. We acquired $1.3 billion of U.S. Treasury notes in the first quarter of 2020.
(c)	Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category. AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
(d)	Funds in the grantor trust are designated as equity investments. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

NM — Not meaningful.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2:	Investment Debt Securities Issuer Concentration

	March 31, 2020			December 31, 2019
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$3,866,939	$3,910,345	42.96%	$4,008,977	$4,031,807	53.23%
Freddie Mac	12,507,283	12,980,652	138.94	12,628,143	12,826,958	167.66
Ginnie Mae	17,386	17,445	0.19	18,459	18,572	0.25
All Others - PLMBS	105,009	123,260	1.17	110,006	133,182	1.46
Non-MBS, net (b)	1,121,134	1,100,982	12.45	1,122,315	1,099,505	14.90

Total Investment Debt Securities	$17,617,751	$18,132,684	195.71%	$17,887,900	$18,110,024	237.50%

Categorized as:

Available-for-Sale Securities	$2,790,362	$2,790,362		$2,653,418	$2,653,418

Held-to-Maturity Securities, net	$14,827,389	$15,342,322		$15,234,482	$15,456,606

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3:	External Rating of the Held-to-Maturity Portfolio

	March 31, 2020
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$474	$13,601,998	$66,781	$8,763	$28,239	$13,706,255
State and local housing finance agency obligations	25,000	1,084,844	5,042	6,248	-	1,121,134

Total Long-term securities	$25,474	$14,686,842	$71,823	$15,011	$28,239	$14,827,389

	December 31, 2019
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$520	$14,003,384	$69,701	$9,049	$29,513	$14,112,167
State and local housing finance agency obligations	25,000	1,085,875	5,055	6,385	-	1,122,315

Total Long-term securities	$25,520	$15,089,259	$74,756	$15,434	$29,513	$15,234,482

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4:	External Rating of the Available-for-Sale Portfolio

	March 31, 2020			December 31, 2019
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$2,790,362	$-	$2,790,362	$2,653,418	$-	$2,653,418

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5:	Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2020		December 31, 2019
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$862,849	3.74%	$616,402	3.93%
Due after one year through five years	3,795,187	2.73	4,102,650	2.79
Due after five years through ten years	8,751,408	2.88	8,838,096	2.97
Due after ten years	2,934,759	1.94	3,129,733	2.59

Total mortgage-backed securities	$16,344,203	2.72%	$16,686,881	2.89%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate.

Fair Value Hedges of Fixed-rate Available-for-sale Mortgage-backed Securities

The adoption of ASU 2017-12 provided an alternative guidance in the application of partial-term hedging. The ASU also provided a new approach that allows entities to hedge only the benchmark rate instead of the entire coupon of a fixed-rate instrument in a fair value hedge. We have adopted the guidance in the ASU to hedge designated available-for-sale fixed-rate CMBS. The following table summarizes key data (in thousands):

Table 3.6:	Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	March 31, 2020	December 31, 2019
Current face value of hedged CMBS	$628,000	$602,000
Partial-term hedge face value of hedged CMBS	$557,000	$532,000
Cumulative basis adjustment Gains (losses)	$66,578	$11,593
Interest rate swap contracts (par)	$557,000	$532,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $0.5 billion at March 31, 2020 and $15.0 billion at December 31, 2019. Resale agreements averaged $7.2 billion, $9.9 billion and $4.9 billion in the first quarter of 2020, fourth quarter of 2019 and first quarter 2019, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.3 billion at March 31, 2020, and $8.6 billion at December 31, 2019, and averaged $9.2 billion, $9.0 billion and $12.2 billion in the first quarter of 2020, fourth quarter of 2019 and first quarter 2019, respective. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7:	Trading Securities

	Trading Securities
	March 31, 2020	December 31, 2019
Par value	$13,682,900	$15,232,900
Amortized cost	$13,732,563	$15,265,745
Carrying/Fair value	$13,974,120	$15,318,809

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8:	Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	March 31, 2020	December 31, 2019
Par amount of Trading securities hedged	$13,680,000	$15,230,000
Par amount of interest rate swaps	$13,680,000	$15,230,000

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $3.2 billion at March 31, 2020, an increase of $38.6 million (net of acquisitions and paydowns) from the balance at December 31, 2019. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program).

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. See “Legislative and Regulatory Developments” and “Part II. Other Information – Item 1A. Risk Factors” for more information.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1:	MPF by Conventional and Insured Loans

	March 31, 2020	December 31, 2019
Federal Housing Administration and Veteran Administration insured loans	$219,419	$220,990
Conventional loans	2,993,787	2,953,015
Allowance for credit losses on mortgage loans (a)	(3,504)	(653)

Mortgage loans held for portfolio, net	$3,209,702	$3,173,352

(a)	The FHLBanks’ methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 4.2:	Geographic Concentration of MPF Loans

	March 31, 2020		December 31, 2019
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	68.6%	61.3%	68.6%	61.1%

Table 4.3:	Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$333,826	10.54%
Investors Bank	305,078	9.63
Teachers Federal Credit Union	272,051	8.59
Sterling National Bank	212,952	6.73
New York Community Bank	207,126	6.54
All Others	1,835,337	57.97
Total	$3,166,370	100.00%

	December 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$331,970	10.61%
Investors Bank	296,289	9.47
Teachers Federal Credit Union	240,850	7.70
Sterling National Bank	219,814	7.03
New York Community Bank	219,729	7.03
All Others	1,819,092	58.16
Total	$3,127,744	100.00%

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $171.3 billion and $152.7 billion at March 31, 2020 and December 31, 2019.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $81.1 billion (par, $80.2 billion) at March 31, 2020, compared to $78.8 billion (par, $78.1 billion) at December 31, 2019. The carrying value of Consolidated obligation discount notes outstanding was $90.2 billion at March 31, 2020 and $74.0 billion at December 31, 2019.

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

For more information, see financial statements, Note 17. Derivatives and Hedging Activities.

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

SOFR CO Bonds —The SOFR market continues to develop, and successful issuances of FHLBank System SOFR-linked floaters (Floating-rate notes or FRNs) have been an important development for the FHLBank debt and its support for SOFR.

The FHLBNY’s share of SOFR-linked CO bonds has increased; outstanding balances were $12.9 billion at March 31, 2020, up from $8.2 billion at December 31, 2019 and $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1:	CO Bonds by Type

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$28,594,665	35.66%	$32,588,805	41.72%
Fixed-rate, callable	1,364,000	1.70	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	50,231,500	62.64	40,702,000	52.11

Total par value	80,190,165	100.00%	78,108,805	100.00%

Bond premiums	113,653		95,560
Bond discounts	(26,080)		(24,704)
Hedge valuation basis adjustments (a)	641,973		377,000
Hedge basis adjustments on de-designated hedges (b)	137,620		139,605
FVO (c) - valuation adjustments and accrued interest	31,885		67,043

Total Consolidated obligation-bonds	$81,089,216		$78,763,309

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS/FF and OIS/SOFR as other benchmarks. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $642.0 million and $377.0 million at March 31, 2020 and December 31, 2019. The benchmark curves, specifically the forward LIBOR yield curve, declined at the two measurement dates. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the decline in the forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis are being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at March 31, 2020 and December 31, 2019 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

Hedge volume — Tables 5.2 – 5.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2:	CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	March 31, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullet bonds	$11,762,540	$11,802,950
Fixed-rate callable bonds	30,000	70,000
	$11,792,540	$11,872,950

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3:	CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2020	December 31, 2019
Bonds designated under FVO	$4,575,000	$12,067,000

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2020	December 31, 2019
Bonds designated as economically hedged
Floating-rate bonds (a)	$28,375,000	$17,875,000
Fixed-rate bonds (b)	-	50,000
	$28,375,000	$17,925,000

(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to 3-month LIBOR, to OIS/FF and OIS/SOFR to meet our asset/liability interest rate risk management objectives, mitigating the basis risk between the 1-month LIBOR and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5:	CO Bonds — Maturity or Next Call Date

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$58,883,785	73.43%	$63,261,595	80.99%
Due or callable after one year through two years	9,573,040	11.94	4,266,125	5.46
Due or callable after two years through three years	4,108,065	5.12	2,970,715	3.80
Due or callable after three years through four years	1,327,190	1.65	1,388,835	1.78
Due or callable after four years through five years	935,585	1.17	1,001,735	1.28
Thereafter	5,362,500	6.69	5,219,800	6.69
Total par value
	$80,190,165	100.00%	$78,108,805	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6:	Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2020	December 31, 2019
Callable	$1,364,000	$4,818,000
Non-Callable	$78,826,165	$73,290,805

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7:	Discount Notes Outstanding

	March 31, 2020	December 31, 2019
Par value	$90,356,990	$74,094,586
Amortized cost	$90,203,162	$73,955,552
Hedge value basis adjustments (a)	10,498	(105)
FVO (b) - valuation adjustments and remaining accretion	36,000	3,758
Total discount notes	$90,249,660	$73,959,205
Weighted average interest rate	0.75%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $23.2 billion of CO discount notes were hedged under ASC 815 qualifying fair value hedges at March 31, 2020. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $10.5 million at March 31, 2020. Comparative period balances were immaterial. Cumulative basis adjustments have increased in line with the increase in the volume of hedged CO discount notes. Additionally, the benchmark curves, specifically OIS/FF and OIS/SOFR declined at the measurement date. As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward benchmark curves, the decline in forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values (including unaccreted discounts on CO discount notes elected under the FVO. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 5.8:	Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2020	December 31, 2019
Discount notes designated under FVO (a)	$18,032,215	$2,182,845

(a)	When we have elected discount notes under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.9:	Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2020	December 31, 2019
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $205.6 million at March 31, 2020 and $156.9 million at December 31, 2019. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $160.3 million at March 31, 2020 and $175.5 million at December 31, 2019. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1:	Stockholders’ Capital

	March 31, 2020	December 31, 2019
Capital Stock (a)	$7,312,703	$5,778,666
Unrestricted retained earnings (b)	1,107,833	1,115,236
Restricted retained earnings (c)	706,820	685,798
Accumulated Other Comprehensive Income (Loss)	(125,394)	(47,805)
Total Capital	$9,001,962	$7,531,895

(a)	Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at March 31, 2020 has grown to $706.8 million from the time the provisions were implemented in the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 6.2:	Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2020	December 31, 2019
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(7,020)	$(7,571)
Net market value unrealized gains (losses) on available-for-sale securities (b)	226,269	97,868
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(66,578)	(11,593)
Net Cash flow hedging gains (losses) (c)	(247,348)	(94,516)
Employee supplemental retirement plans (d)	(30,717)	(31,993)
Total Accumulated other comprehensive income (loss)	$(125,394)	$(47,805)

(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).
(b)	Fair values of available-for-sale securities — Fair value amounts of $226.3 million and $97.9 million at March 31, 2020 and December 31, 2019 represent market value net unrealized gains of securities designated as AFS. Amounts of $66.6 million and $11.6 million at March 31, 2020 and December 31, 2019 represent hedging valuation basis losses of AFS securities designated in ASC 815 fair value hedges. The hedge valuation losses were due to changes in the OIS-FF benchmark rate, which is the risk being hedged.
(c)	Cash flow hedging losses recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Rollforward due to ASC 815 Hedging Programs.
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

	March 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(149,083)	(1,130)	(54,985)
Amount reclassified	-	273	-
Fair Value - closed contract	-	(2,892)	-
Ending balance	$(238,166)	$(9,182)	$(66,578)
Notional amount of swaps outstanding	$2,664,000	$15,000	$557,000

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	-	613	-
Fair Value - closed contract	-	(10,871)	-
Ending balance	$(89,083)	$(5,433)	$(11,593)
Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000

	March 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(40,910)	1,864	(1,893)
Amount reclassified	-	23	-
Fair Value - closed contract	-	(3,668)	-
Ending balance	$(23,498)	$(2,434)	$(1,893)
Notional amount of swaps outstanding	$2,664,000	$145,000	$127,500

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4:	Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2020	March 31, 2019
Cash dividends paid per share	$1.60	$1.74
Dividends paid (a) (c)	$87,715	$101,235
Pay-out ratio (b)	83.45%	75.08%

(a)	In thousands.

(b)	Dividend paid during the period divided by net income for the period.

(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1:	Derivatives Counterparty Credit Ratings

	March 31, 2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$26,312	$92,000	$118,312	$(109,586)	$8,726
Cleared derivatives assets (d)	157,586,205	25,807	323,356	349,163	251,920	601,083
	160,101,205	52,119	415,356	467,475	142,334	609,809
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	953,961	(17,941)	18,360	419	-	419
Triple B liability (c)	2,873,000	(352,939)	357,450	4,511	-	4,511
	3,826,961	(370,880)	375,810	4,930	-	4,930
Total derivative positions with non-member counterparties to which the Bank had credit exposure	163,928,166	(318,761)	791,166	472,405	142,334	614,739

Derivative positions with member counterparties to which the Bank had credit exposure	549,000	31,043	-	31,043	(31,043)	-
Delivery commitments
Derivative position with delivery commitments	73,626	-	-	-	-	-
Total derivative position with members	622,626	31,043	-	31,043	(31,043)	-
Total	$164,550,792	$(287,718)	$791,166	$503,448	$111,291	$614,739
	7,385,290
	$171,936,082

	December 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$25,000	$6	$-	$6	$-	$6
Single A asset (c)	4,415,000	122,157	(4,400)	117,757	(105,667)	12,090
Cleared derivatives assets (d)	80,839,066	15,111	85,241	100,352	251,177	351,529
	85,279,066	137,274	80,841	218,115	145,510	363,625
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,270,446	(43,240)	47,310	4,070	-	4,070
Triple B liability (c)	2,893,000	(128,059)	134,250	6,191	-	6,191
	7,163,446	(171,299)	181,560	10,261	-	10,261
Total derivative positions with non-member counterparties to which the Bank had credit exposure	92,442,512	(34,025)	262,401	228,376	145,510	373,886

Derivative positions with member counterparties to which the Bank had credit exposure	536,000	9,467	-	9,467	(9,467)	-
Delivery commitments
Derivative position with delivery commitments	44,768	104	-	104	(104)	-
Total derivative position with members	580,768	9,571	-	9,571	(9,571)	-
Total	$93,023,280	$(24,454)	$262,401	$237,947	$135,939	$373,886
	15,659,413
	$108,682,693

(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At March 31, 2020, we had pledged $251.9 million ($251.2 million at December 31, 2019) in marketable securities and $323.4 million ($85.2 million at December 31, 2019) in cash to fulfill our obligation to pledge initial margin as collateral.

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

Liquidity Management

We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost funding to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act, an Advisory Bulletin and policies developed by management and approved by our Board of Directors. The applicable liquidity requirements are described in the next four sections. See Liquidity Management in the MD&A in the Bank’s most recent Form 10-K for 2019 filed on March 20, 2020.

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

Table 8.1:	Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2020	$1,229	$90,508	$89,279
December 31, 2019	1,271	84,245	82,974

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

 The following table summarizes excess operational liquidity (in millions):

Table 8.2:	Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2020	$17,786	$33,910	$16,124
December 31, 2019	17,138	35,360	18,222

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3:	Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2020	$4,568	$29,883	$25,315
December 31, 2019	4,764	30,966	26,202

Cash flows

Cash and due from banks was $37.9 million at March 31, 2020 and $603.2 million at December 31, 2019. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash used in operating activities in the three months ended March 31, 2020 was $747.3 million and $86.1 million in the same period in 2019. By way of comparison, Net income was $105.1 million in the three months ended March 31, 2020 and $134.8 million in the same period in the prior year. Changes in fair values on derivatives and hedging activities reported cash outflows of $569.9 million and $115.0 million in the first quarters of 2020 and 2019. The increase in cash ouflows was in part driven by the increase in the notional amounts of derivatives utilized in the 2020 first quarter ($171.9 billion at March 31, 2020) compared to the same period in the prior year ($108.7 billion at December 31, 2019), and in part by the significant decline in interest rates at March 31, 2020. Declining interest rates impacted swaps in which we pay fixed-rate and receive (declining) floating-rate cash flows.

Cash flows (used in)/provided by investing activities — Investing activities resulted in $20.1 billion in net cash outflows in the three months ended March 31, 2020, compared to $2.0 billion in net cash inflows in the same period in 2019. In current period, cash used by investing activities was driven largely by new advances exceeding maturing advances.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Net cash inflows from our funding sources were $20.3 billion in the three months ended March 31, 2020, compared to net outflows of $1.9 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4:	Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Outstanding at end of the period (a)	$90,249,660	$73,959,205	$42,492,850	$48,087,050
Weighted-average rate at end of the period (b)	0.75%	1.60%	1.24%	1.74%
Average outstanding for the period (a)	$63,399,073	$58,317,547	$50,654,218	$46,409,731
Weighted-average rate for the period	1.39%	2.15%	1.62%	2.25%
Highest outstanding at any month-end (a)	$90,249,660	$73,959,205	$52,277,550	$51,728,000

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)	Weighted-average rate is calculated on outstanding balances at period-end.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2020 First Quarter Vs. 2019 First Quarter. For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1:	Principal Components of Net Income

	Three months ended March 31,
	2020	2019
Total interest income	$740,052	$997,534
Total interest expense	587,259	820,318
Net interest income before provision for credit losses	152,793	177,216
Provision (Reversal) for credit losses	136	(17)
Net interest income after provision for credit losses	152,657	177,233
Total other income (loss)	7,729	13,178
Total other expenses	43,592	40,580
Income before assessments	116,794	149,831
Affordable Housing Program Assessments	11,687	14,993
Net income	$105,107	$134,838

Net Income — 2020 First Quarter Compared to 2019 First Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the first quarter of the current year, Net income was $105.1 million, a decrease of $29.7 million, or 22.0% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

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

In the first quarter of the current year, Net interest income was $152.8 million, a decrease of $24.4 million, or 13.8%. Net interest spread declined to 31 basis points in the first quarter of the current year, compared to 38 basis points in the same period in the prior year. Spread compression was primarily driven lower market interest rates and less favorable funding conditions as compared to the same period in the prior year. See Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — In the first quarter of the current year, Other income (loss) reported a gain of $7.7 million, compared to a gain of $13.2 million in the same period in the prior year.

☐	Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit. Such revenues were $4.7 million in the first quarter of the current year, compared to $4.6 million in the same period in the prior year.

☐	Financial instruments carried at fair values reported a net valuation loss of $22.0 million in the first quarter of the current year, compared to a net loss of $0.5 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.10 Other Income (Loss) and accompanying discussions in this MD&A.

☐	Derivative activities reported a net loss of $164.2 million in the first quarter of the current year, compared to a net loss of $12.3 million in the same period of the prior year. For more information, see financial statements, Note 17. Derivatives and Hedging Activities. Also see Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

☐	Securities held for liquidity (classified as trading) reported net gains of $197.3 million in the first quarter of the current year, compared to net gains of $17.1 million in the same period in the prior year.

☐	Equity Investments, held to fund payments to retirees in non-qualified pension plans, reported net losses of $8.1 million in the first quarter of the current year, compared to net gains of $4.2 million in the same period in the prior year.

Other expenses were $43.6 million in the first quarter of the current year, compared to $40.6 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

☐	Operating expenses were $13.4 million in the first quarter of the current year, up from $12.9 million in the same period in the prior year.

☐	Compensation and benefits expenses were $23.4 million in the first quarter of the current year, up from $21.4 million in the same period in the prior year. This was driven by additions of staff to continue support of our long-term technology enhancement effort.

☐	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.5 million in the first quarter of the current year, compared to $3.9 million in the same period in the prior year.

☐	Other expenses were $2.3 million in the first quarter of the current year, compared to $2.4 million in the same period in the prior year.

AHP assessments allocated from Net income were $11.7 million in the first quarter of the current year, compared to $15.0 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads — 2020 First Quarter Vs. 2019 First Quarter

Net interest income is our principal source of Net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs. Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact year-over-year changes. Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding. Earnings on capital typically move directly with changes in short-term market interest rates. In a period when members prepay advances, the prepayment fees, which we receive may cause fluctuations in net interest income. For more information about factors that impact Interest income and Interest expense, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps and discussions thereto. Also, see Table 9.4 Spread and Yield Analysis, and Table 9.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 9.2:	Net Interest Income

	Three months ended March 31,
			Percentage
	2020	2019	Change
Total interest income (a)	$740,052	$997,534	(25.81)%
Total interest expense (a)	587,259	820,318	(28.41)
Net interest income before provision for credit losses	$152,793	$177,216	(13.78)%

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

Net interest income declined by 13.8% from the prior year quarter, caused primarily by spread compression between yields on assets, specifically overnight, short-term and floating-rate investments and short- and floating-rate advances, and the corresponding yields paid on funding those assets. The favorable impact of the unprecedented growth in demand for advances was largely offset by spread compression.

Contribution to margin from investing stockholders’ capital, which is typically employed to fund short-term interest-earning assets, yielded lower interest margin in the sharply declining interest rate environment.

In summary, volume-related increases in earning assets and changes in funding mix made a favorable impact of only $9.0 million in the 2020 first quarter. Average interest-earning assets totaled $156.4 billion in the 2020 first quarter, compared to $141.6 billion in the same period last year. Adverse yield related changes resulted in a decline of $33.4 million in the 2020 first quarter. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 31 basis points in the 2020 first quarter, compared to 38 basis points in the same period last year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 39 basis points in the 2020 first quarter, compared to 51 basis points in the same period last year.

Net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 have achieved our risk management objectives. The combined effect of hedging, including swap interest settlements and fair value changes, resulted in a net loss of $7.1 million in the 2020 first quarter, in contrast to a net gain of $62.7 million in the same period last year.

Impact of Qualifying Hedges on Net Interest Income — 2020 First Quarter Compared to 2019 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3:	Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended March 31,
	2020	2019
Interest income	$768,067	$926,216
Fair value hedging effects	(11,485)	759
Amortization of basis	(14)	(14)
Interest rate swap accruals	(16,516)	70,573
Reported interest income	740,052	997,534

Interest expense	608,139	811,652
Fair value hedging effects	(2,997)	2,071
Amortization of basis	(1,547)	(1,444)
Interest rate swap accruals	(16,336)	8,039
Reported interest expense	587,259	820,318
Net interest income	$152,793	$177,216

Net interest adjustment - interest rate swaps	$(7,135)	$62,652

Spread and Yield Analysis — 2020 First Quarter Compared to 2019 First Quarter

Table 9.4:	Spread and Yield Analysis

	Three months ended March 31,
	2020			2019
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$102,777,105	$464,565	1.82%	$97,126,653	$691,896	2.89%
Interest bearing deposits and others	996,898	2,127	0.86	62,356	383	2.49
Federal funds sold and other overnight funds	16,409,571	55,285	1.36	17,136,844	103,811	2.46
Investments
Trading securities	15,399,408	74,997	1.96	6,529,297	40,873	2.54
Mortgage-backed securities
Fixed	11,242,870	82,889	2.97	9,301,522	72,588	3.17
Floating	5,261,432	27,665	2.11	7,286,246	53,638	2.99
State and local housing finance agency obligations	1,121,539	6,465	2.32	1,168,124	9,115	3.16
Mortgage loans held-for-portfolio	3,200,542	26,026	3.27	2,932,945	25,180	3.48
Loans to other FHLBanks	8,242	33	1.61	8,333	50	2.43

Total interest-earning assets	$156,417,607	$740,052	1.90%	$141,552,320	$997,534	2.86%

Funded By:
Consolidated obligation bonds
Fixed	$35,155,219	$168,988	1.93%	$28,697,070	$182,065	2.57%
Floating	48,829,332	187,569	1.54	51,997,529	316,530	2.47
Consolidated obligation discount notes	63,399,073	227,333	1.44	52,403,657	315,316	2.44
Interest-bearing deposits and other borrowings	1,194,798	3,290	1.11	1,056,965	6,307	2.42
Mandatorily redeemable capital stock	5,019	79	6.33	5,847	100	6.90

Total interest-bearing liabilities	148,583,441	587,259	1.59%	134,161,068	820,318	2.48%

Other non-interest-bearing funds	188,875	-		112,698	-
Capital	7,645,291	-		7,278,554	-

Total Funding	$156,417,607	$587,259		$141,552,320	$820,318

Net Interest Income/Spread		$152,793	0.31%		$177,216	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.39%			0.51%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, OIS/FF or OIS/SOFR) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2020 First Quarter Compared to 2019 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:	Rate and Volume Analysis

	For the three months ended
	March 31, 2020 vs. March 31, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$38,232	$(265,563)	$(227,331)
Interest bearing deposits and others	2,150	(406)	1,744
Federal funds sold and other overnight funds	(4,235)	(44,291)	(48,526)
Investments
Trading securities	44,930	(10,806)	34,124
Mortgage-backed securities
Fixed	14,488	(4,187)	10,301
Floating	(12,806)	(13,167)	(25,973)
State and local housing finance agency obligations	(351)	(2,299)	(2,650)
Mortgage loans held-for-portfolio	2,221	(1,375)	846
Loans to other FHLBanks	(1)	(16)	(17)

Total interest income	84,628	(342,110)	(257,482)

Interest Expense
Consolidated obligation bonds
Fixed	36,192	(49,269)	(13,077)
Floating	(18,278)	(110,683)	(128,961)
Consolidated obligation discount notes	57,023	(145,006)	(87,983)
Deposits and borrowings	736	(3,753)	(3,017)
Mandatorily redeemable capital stock	(13)	(8)	(21)

Total interest expense	75,660	(308,719)	(233,059)

Changes in Net Interest Income	$8,968	$(33,391)	$(24,423)

Interest Income — 2020 First Quarter Compared to 2019 First Quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6:	Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2020	2019	Change
Interest Income
Advances	$464,565	$691,896	(32.86)%
Interest-bearing deposits	2,127	383	455.35
Securities purchased under agreements to resell	26,350	29,922	(11.94)
Federal funds sold	28,935	73,889	(60.84)
Trading securities	74,997	40,873	83.49
Mortgage-backed securities
Fixed	82,889	72,588	14.19
Floating	27,665	53,638	(48.42)
State and local housing finance agency obligations	6,465	9,115	(29.07)
Mortgage loans held-for-portfolio	26,026	25,180	3.36
Loans to other FHLBanks	33	50	(34.00)

Total interest income	$740,052	$997,534	(25.81)%

Interest income in the current year period declined by 25.8% compared to the same period last year.

During the first quarter of 2020, conditions in the financial markets deteriorated causing significant disruption in the credit markets. In response to these conditions, in March 2020 the Federal Open Market Committee acted twice to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity. In the weeks before and after the Federal Reserve's cuts in the federal funds target rate, interest rates declined significantly.

Our interest revenues are generated from a balance between long-term fixed-rate advances, long-term fixed-rate investments, long-term 15-year and 30-year mortgage loans balanced by revenues from portfolios of overnight and short-term assets that have rapidly repriced to lower market yields. While demand for advances has been unprecedented, member borrowings have tended to be for short-maturity and floating-rate funds, which have yielded relatively lower yields.

Our interest income revenue streams generated from portfolios of overnight, short-maturity and floating-rate advances, overnight investments in Federal funds sold, repurchase agreements, and floating-rate mortgage-backed securities and floating-rate municipal debt are sensitive to changes in market yields. In the declining rate environment, such investments reset to lower rates.

Market driven yield decline in interest revenues were partly offset by increase in interest revenues from higher invested balances of fixed-rate mortgage-backed securities. Interest revenues from trading securities, which are U.S. Treasury fixed-rate securities (held to bolster liquidity) has grown in line with acquisitions.

We have ceased acquiring LIBOR-indexed floating-rate MBS as a policy decision to restrain growth of LIBOR assets. Acquisition of fixed-rate MBS has also been constrained due to tight pricing and relatively lower yields. Typically, the revenue streams from MBS is a significant source of net income, second only to revenues from advances, and the constraints have also had a negative impact on interest revenues.

For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Declining interest rates also adversely impacted hedging effects of ASC 815 hedges. Swap interest settlements and fair values recorded in interest incomes was a loss of $27.3 million in the current year first quarter, in contrast to a gain of $71.3 million in the prior year period. In a fair value hedge of advances, we pay swap counterparties fixed-rate coupons and in exchange we receive declining floating-rate cash flows.

Impact of hedging on Interest income from advances — 2020 First Quarter Vs. 2019 First Quarter

Our interest-rate hedging strategies have generally remained unchanged, although in the volatile environment, we have increased the execution of interest-rate swaps to protect our spreads and margins through the use of basis swaps.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 9.7:	Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2020	2019
Advance interest income
Advance interest income before adjustment for interest rate swaps	$491,855	$620,573
Fair value hedging effects	(11,523)	777
Amortization of basis	(14)	(14)
Interest rate swap accruals	(15,753)	70,560
Total advance interest income reported	$464,565	$691,896

Interest Expense — 2020 First Quarter Vs. 2019 First Quarter

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

While LIBOR is currently our primary benchmark rate for hedging under ASC 815, we are transitioning away from LIBOR to the OIS/SOFR benchmark in line with an industry-wide transition effort. As part of the transition away from LIBOR, in 2019 we adopted OIS/FF and OIS/SOFR as additional benchmarks.

For ASC 815 qualifying hedges, swap interest settlements and fair value gains and losses are recorded in interest incomes together with the interest expense accrued on the hedged CO debt.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8:	Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2020	2019	Change
Interest Expense
Consolidated obligations bonds
Fixed	$168,988	$182,065	(7.18)%
Floating	187,569	316,530	(40.74)
Consolidated obligations discount notes	227,333	315,316	(27.90)
Deposits	3,228	5,965	(45.88)
Mandatorily redeemable capital stock	79	100	(21.00)
Cash collateral held and other borrowings	62	342	(81.87)

Total interest expense	$587,259	$820,318	(28.41)%

Interest expense in the current year period declined by 28.4% compared to the prior year period in parallel with the significant decline in debt yields, although spreads to U.S. Treasury debt widened adversely.

Funding the substantial increase in member borrowings was largely accommodated by the issuances of short tenor CO discount notes. We have continued to effectively employ our CO bond portfolios of fixed-rate bullet CO bonds, fixed-rate callable CO bonds and floating-rate CO bonds.

In March 2020 the Federal Open Market Committee acted twice to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity. In the weeks before and after the Federal Reserve's cuts in the federal funds target rate, interest rates declined significantly, widening the spreads of the FHLBank CO debt relative to U.S. Treasury securities, adversely impacting the cost of FHLBank debt. For the FHLBNY the full impact is likely to filter through in future periods.

We have made tactical changes to our asset/liability postures to stay nimble, including increased execution of interest-rate swaps to protect our spreads and margins through the use of basis swaps and vanilla short-term swaps.

Additionally, our hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/FF OIS/SOFR as the alternative hedging benchmarks. Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815 fair value hedge, i.e. cash flows are swapped from fixed-rate to LIBOR-indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level. Cash flow hedges have also been executed to hedge rolling-issuances of discount notes to long-term fixed-rate predictable interest expense. In addition, we have continued to execute hedges that are designated as “economic” hedges that do not qualify under ASC 815 but serve to economically benefit balance sheet management strategies.

Impact of Hedging on Interest Expense on Debt — 2020 First Quarter Vs. 2019 First Quarter

Declining interest rates favorably impacted hedging effects of ASC 815 hedges. Swap interest settlements and fair values recorded in interest expense was a gain of $20.9 million in the current year first quarter, in contrast to a loss of $8.7 million in the prior year period. In the fair value hedges of debt, we paid to swap counterparties the declining floating-rate coupons and in exchange we received fixed-rate cash flows.

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, which has historically been our preferred funding base. The strategies are designed to protect future interest margins. A significant percentage of non-callable fixed-rate debt is swapped primarily to plain vanilla 3-month LIBOR indexed cash flows and to OIS/FF and OIS/SOFR benchmark indices. We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.

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

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 9.9:	Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended March 31,
	2020	2019
Bonds and discount notes - interest expense
Bonds - interest expense before adjustment for swaps	$376,880	$489,446
Discount notes - interest expense before adjustment for swaps	227,890	315,799
Fair value hedging effect on CO bonds	(2,411)	2,071
Fair value hedging effect on discount notes	(586)	-
Amortization of basis adjustments on CO bonds	(1,712)	(1,444)
Amortization of basis adjustments on discount notes	165	-
Net interest adjustment for swaps hedging CO bonds	(16,201)	8,523
Net interest adjustment for swaps hedging discount notes	(135)	(484)
Total bonds and discount notes - interest expense	$583,890	$813,911

Allowance for Credit Losses — 2020 First Quarter Vs. 2019 First Quarter

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, loans, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. We have elected to evaluate expected credit losses on interest receivable separately. For available-for-sale securities where fair value is less than cost, credit related impairment if any, will be recognized as an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions.

For a description of how expected losses are developed including interest receivable, refer to notes to financial statements:

Note 1.       Significant Accounting Policies and Estimates – Credit Losses under ASU 2016-13.

Note 4.      Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Note 7       Available-for-Sale Securities.

Note 8        Held-to-Maturity Securities.

Note 9       Advances.

Note 10     Mortgage Loans Held-for-Portfolio.

Note 19     Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on our financial condition or cash flows. In the prior year first quarter, a de minimis recovery of $17 thousand was recorded.

Analysis of Non-Interest Income (Loss) — 2020 First Quarter Compared to 2019 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:	Other Income (Loss)

	Three months ended March 31,
	2020	2019
Other income (loss):
Service fees and other (a)	$4,651	$4,642
Instruments held under the fair value option gains (losses) (b)	(21,954)	(464)
Derivative gains (losses) (c)	(164,170)	(12,280)
Trading securities gains (losses) (d)	197,252	17,070
Equity investments gains (losses) (e)	(8,050)	4,210
Total other income (loss)	$7,729	$13,178

(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Fee income earned on financial letters of credit were $4.9 million in the first quarter of the current year compared to $4.4 million in the same period in the prior year. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. De minimis amounts of associated fee expenses were adjusted to reported revenues.
(b)	Represents changes in fair values of CO bonds and CO discount notes elected under the FVO; the net loss was in line with a declining debt yield curve at March 31, 2020. Fair values of debt instruments record losses when the forward yield curve declines. Fair values are the full fair values of the debt instruments, including unpaid interest.
(c)	See Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses.

(d)  Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S Treasury securities. Reported gains were primarily unrealized. The securities are not held for speculative trading, rather held for liquidity in compliance with FHFA regulatory requirements. Significant increase in gains were driven by increase in volume of investments and market pricing at March 31, 2020. The portfolio of securities has grown in line with our expanded liquidity objectives. Market value gains improved for our fixed-rate securities in line with sharp decline in yield curves and flight to quality, driving up demand and pricing of highly-liquid U.S. obligations.

(e)  Fair value gains (losses) on Equity Investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:	Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Three months ended March 31,
	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$196,297	$16,294
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	955	776
Net gains (losses) on trading securities	$197,252	$17,070

(a)	Securities classified as trading are held for liquidity objectives and carried at fair values. We record changes in fair values of the securities together with realized gains (losses) in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities — 2020 First Quarter Vs. 2019 First Quarter

For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.12:	Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended March 31,
	2020	2019
Derivatives not designated as hedging instruments
Interest rate swaps	$(163,258)	$(10,890)
Caps or floors	89	(345)
Mortgage delivery commitments	(125)	197
Swaps economically hedging
instruments designated under FVO	9,228	747
Accrued interest on derivatives in economic hedging relationships	(10,368)	(1,989)
Net gains (losses) related to derivatives not designated as
hedging instruments	$(164,434)	$(12,280)
Price alignment interest paid on variation margin	264	-
Net gains (losses) on derivatives and hedging activities	$(164,170)	$(12,280)

Losses and gains in the table above were realized and unrealized fair value net gains and losses and swap interest settlements on derivatives designated as standalone hedging instruments. The derivatives, typically interest-rate swaps, were designated in economic hedges, not eligible under ASC 815 hedge accounting. Such derivatives are marked-to-market and changes in fair values are recorded in Other income (loss) as reported in the table above.

Primary drivers in the 2020 first quarter were: interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities reported, which recorded losses of $218.0 million; interest-rate swaps in economic hedges of fixed- and floating-rate CO debt (basis hedges of floating-rate debt), which recorded net gains of $58.0 million; and, interest rate swaps in economic hedges of advances, primarily hedges of basis risk, which recorded losses of $4.6 million. Gains and losses included swap interest settlements, terminations and fair value changes of open derivative contracts.

The impact in the 2019 first quarter was also driven primarily by fair value changes of interest-rate swaps in economic hedges of U.S. Treasury fixed-rate securities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2020 First Quarter Compared to 2019 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:	Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2020	Percentage of Total	2019	Percentage of Total
Operating Expenses (a)
Occupancy	$2,081	15.49%	$1,843	14.34%
Depreciation and leasehold amortization	2,599	19.35	1,961	15.26
All others (b)	8,753	65.16	9,046	70.40
Total Operating Expenses	$13,433	100.00%	$12,850	100.00%

Total Compensation and Benefits (c)	$23,377		$21,438
Finance Agency and Office of Finance (d)	$4,451		$3,942
Other expenses (e)	$2,331		$2,350

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.
(c)	Compensation expense increased driven by additions to staff to continue support of our long-term technology enhancement effort.
(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(e)	The category Other expenses included contributions to homeowners and small businesses under a newly established multi-year hurricane relief grant program, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2020 First Quarter Compared to 2019 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 20, 2020.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:	Affordable Housing Program Liabilities

	Three months ended March 31,
	2020	2019
Beginning balance	$153,894	$161,718
Additions from current period's assessments	11,687	14,993
Net disbursements for grants and programs	(9,970)	(15,582)
Ending balance	$155,611	$161,129

AHP assessments allocated from net income totaled $11.7 million for the quarter ended March 31, 2020 compared to $15.0 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

Margin and Capital Requirements for Covered Swap Entities. On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. The Bank does not expect this final rule to materially affect its financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

The results of the Bank’s most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbny.com, on November 15, 2019. This rule will eliminate these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule to have a material effect on its financial condition or results of operations..

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter (the Supervisory Letter) to the FHLBs that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments.

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

Legislative and Regulatory Developments Related to Covid-19 Pandemic.

Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities”, given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members and on collateral discounts, caps and dollar limits.

The Bank has reviewed the PPP Supervisory Letter and decided to accept PPP loans as collateral. Members were notified of this on May 7, 2020. The Bank does not expect the PPP Supervisory Letter to materially affect its financial condition or results of operations.

Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act was passed by the Senate on March 25, 2020 and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation:

•	Provides assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Provides direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and eviction and foreclosure moratoriums. In this regard, we note that a number of states, including New York and New Jersey, have also taken actions regarding forbearances and eviction and foreclosure moratoriums. The Bank, through its Mortgage Partnership Finance servicers, will be applying these provisions.

Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy, which is unknown; and impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral.

Additional COVID-19 Legislative and Regulatory Developments. In light of the Covid-19 pandemic, governmental agencies, including the Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, CFTC and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2019 based on an anticipated market condition for 2020 which did not take into account the COVID-19 pandemic and the resulting low interest rates. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates.  The Bank is including these metrics as of March 31, 2020 for completeness and comparative purposes, and intends to revisit the usefulness of the metrics in the next quarter. The current risk limits are as follows:

☐	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.

☐	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

☐	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was revised in late 2019 for 2020 and made consistent with expected market conditions for the year. Based on the low interest rate environment, the Bank determined not to test net interest income sensitivity under the -200bps scenario. This metric models the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.

☐	The potential decline in the market value of equity is limited to a 10 percent change under the +/-200bps shocks.

☐	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the low rate level and spread dislocation of March 2020. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2020	-3.18	-0.12	-0.91	-0.17
December 31, 2019	-0.87	0.12	-2.11	0.37
September 30, 2019	0.06	1.64	0.88	0.72
June 30, 2019	-0.28	0.82	-1.09	0.44
March 31, 2019	-0.19	0.72	-1.04	0.42

The DOE has remained within policy limits. The -200bps scenario imposes a near zero rate and produces a result that Bank management does not consider meaningful given the current low rate market environment.

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

One Year Re-pricing Gap
March 31, 2020	$6.299 Billion
December 31, 2019	$5.936 Billion
September 30, 2019	$5.632 Billion
June 30, 2019	$5.818 Billion
March 31, 2019	$6.053 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was technically breached at March 31, 2020 due to significant dislocation of rates and spreads as of the end of March 2020. The sensitivity analysis assumes that rates/spreads as of the end of March 2020 are held unchanged for the remainder of the year, and, as a consequence, the model generates significantly higher net interest income for the Bank. Since the measure is subject to significant model limitations due to the assumption of floored rate levels against an already low rate environment, the Bank is considering further refining the model in future periods to be more meaningful in light of current market conditions.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
March 31, 2020	N/A	-47.79%	12.14%
December 31, 2019	-32.91%	-5.55%	6.96%
September 30, 2019	-31.16%	-3.05%	2.72%
June 30, 2019	-14.30%	-7.37%	11.10%
March 31, 2019	-12.91%	-6.44%	9.61%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
March 31, 2020	2.89%	1.32%	3.60%
December 31, 2019	-1.93%	-1.60%	0.19%
September 30, 2019	-0.55%	-0.63%	-0.95%
June 30, 2019	-1.51%	-0.81%	-0.34%
March 31, 2019	-1.61%	-0.51%	-0.81%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2020 and December 31, 2019 (in millions):

	Interest Rate Sensitivity
	March 31, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,328	$425	$850	$407	$1,101
MBS investments	5,572	1,094	2,079	1,518	6,028
Swaps hedging MBS	557	-	-	-	(557)
Adjustable-rate loans and advances	37,358	-	-	-	-
Net investments, adjustable rate loans and advances	55,815	1,519	2,929	1,925	6,572

Liquidity trading portfolio	1,351	4,752	7,630	-	-
Swaps hedging investments	12,330	(4,750)	(7,580)	-	-
Net liquidity trading portfolio	13,681	2	50	-	-

Fixed-rate loans and advances	52,427	8,133	17,750	7,547	11,194
Swaps hedging fixed-rate advances	39,187	(5,580)	(15,811)	(6,649)	(11,147)
Net fixed-rate loans and advances	91,614	2,553	1,939	898	47

Total interest-earning assets	$161,110	$4,074	$4,918	$2,823	$6,619

Interest-bearing liabilities:
Deposits	$1,667	$-	$-	$-	$-

Discount notes	68,546	21,527	-	-	-
Swapped hedging discount notes	16,323	(18,219)	288	165	1,443
Net discount notes	84,869	3,308	288	165	1,443

Consolidated Obligation Bonds
FHLBank bonds	49,070	13,443	10,193	2,298	5,418
Swaps hedging bonds	18,916	(12,388)	(5,731)	(122)	(675)
Net FHLBank bonds	67,986	1,055	4,462	2,176	4,743

Total interest-bearing liabilities	$154,522	$4,363	$4,750	$2,341	$6,186
Post hedge gaps (a):
Periodic gap	$6,588	$(289)	$168	$482	$433
Cumulative gaps	$6,588	$6,299	$6,467	$6,949	$7,382

	Interest Rate Sensitivity
	December 31, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$25,527	$234	$646	$472	$1,639
MBS investments	5,781	943	2,167	1,657	6,142
Swaps hedging MBS	532	-	-	-	(532)
Adjustable-rate loans and advances	16,368	-	-	-	-
Net investments, adjustable rate loans and advances	48,208	1,177	2,813	2,129	7,249

Liquidity trading portfolio	2,446	3,708	9,109	2	-
Swaps hedging investments	12,780	(3,710)	(9,070)	-	-
Net liquidity trading portfolio	15,226	(2)	39	2	-

Fixed-rate loans and advances	49,892	4,502	14,493	5,557	9,584
Swaps hedging fixed-rate advances	31,083	(4,008)	(12,966)	(4,566)	(9,543)
Net fixed-rate loans and advances	80,975	494	1,527	991	41

Total interest-earning assets	$144,409	$1,669	$4,379	$3,122	$7,290

Interest-bearing liabilities:
Deposits	$1,155	$5	$-	$-	$-

Discount notes	73,942	-	-	-	-
Swapped hedging discount notes	(2,664)	525	531	90	1,518
Net discount notes	71,278	525	531	90	1,518

Consolidated Obligation Bonds
FHLBank bonds	57,598	6,463	6,518	2,424	5,320
Swaps hedging bonds	8,601	(5,483)	(2,305)	(88)	(725)
Net FHLBank bonds	66,199	980	4,213	2,336	4,595

Total interest-bearing liabilities	$138,632	$1,510	$4,744	$2,426	$6,113
Post hedge gaps (a):
Periodic gap	$5,777	$159	$(365)	$696	$1,177
Cumulative gaps	$5,777	$5,936	$5,571	$6,267	$7,444

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2020. Based on this evaluation, they concluded that as of March 31, 2020, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than as set forth below:

The COVID-19 crisis has adversely affected the economy and the markets, and could adversely affect the Bank’s operations, business activities, results of operations and financial condition.

The COVID-19 crisis has created economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect its cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect the Bank’s business activities and results of operations.

In particular, the current COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the volatility in interest rates has affected the fair values of the Bank’s assets, the Bank’s net income and capital and the valuation of collateral. A prolonged COVID-19 outbreak may continue to have adverse effects on the Bank’s profitability and financial condition. Market volatility and economic stress during a prolonged COVID-19 outbreak may adversely affect the Bank’s access to the debt markets, and possibly affect the Bank’s liquidity.

The Bank’s decision in accordance with its Business Continuity Plan to have all employees work remotely may, despite the inclusion of risk mitigants in the Plan, create additional cybersecurity risks and operational challenges that could affect the Bank’s ability to conduct business or increase the risk of operational incidents and errors.

In addition, the Bank relies on vendors and other third parties to perform certain critical services, and if one of our critical vendors or third parties experiences a failure or any interruption to their business due to the COVID-19 pandemic, the Bank may be unable to conduct and manage its business effectively.

The outlook for the remainder of 2020 is uncertain, and there is a possibility that if the Federal Reserve keeps interest rates low, or if negative interest rates are realized in the market, this could significantly affect the Bank’s business and profitability.

Impact of COVID-19 Crisis On Financial Models and Accounting Estimates.

The valuation methodology for our fair value and loan loss reserve determinations are sensitive to, among other things, management's estimates and forecasts of future economic and market conditions. The Bank uses its best judgement when estimating fair values and loan losses using its models and quantitative and qualitative factors. There is currently great uncertainty in the financial markets since the COVID-19 crisis has had an unforeseeable negative impact on the global and national economies. Some models and their inputs are inherently less reliable during times of market disruptions such as we are currently experiencing. Our actual results could be materially different from the estimates and assumptions in our models.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K	1/8/2018
10.01	Bank 2020 Incentive Compensation Plan(a)		8-K	4/6/2020
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 8, 2020