Form 10-Q
period 2020-06-30
Federal Home Loan Bank of New York
filed 2020-08-10
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of issuer’s Class B capital stock as of July 31, 2020 was 62,922,241.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks (Note 3)	$44,308	$603,241
Interest-bearing deposits (Note 3)	925,000	-
Securities purchased under agreements to resell (Note 4)	4,950,000	14,985,000
Federal funds sold (Note 4)	5,355,000	8,640,000
Trading securities (Note 5) (Includes $635,775 pledged as collateral at June 30, 2020 and $251,177 at December 31, 2019)	12,923,831	15,318,809
Equity Investments (Note 6)	63,852	60,047
Available-for-sale securities, net of unrealized gains (losses) of $278,980 at June 30, 2020 and $97,868 at December 31, 2019 (Note 7)	2,874,107	2,653,418
Held-to-maturity securities, net of allowance for credit losses of $1,058 at June 30, 2020 (Note 8) (Includes $3,233 pledged as collateral at June 30, 2020 and $3,719 at December 31, 2019)	14,348,334	15,234,482
Advances (Note 9) (Includes $0 at June 30, 2020 and December 31, 2019 at fair value under the fair value option)	113,788,556	100,695,241
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,534 at June 30, 2020 and $653 at December 31, 2019 (Note 10)	3,164,709	3,173,352
Loans to other FHLBanks (Note 20)	-	-
Accrued interest receivable	225,556	312,559
Premises, software, and equipment	68,979	63,426
Operating lease right-of-use assets (Note 19)	73,036	75,464
Derivative assets (Note 17)	55,829	237,947
Other assets	10,945	9,036

Total assets	$158,872,042	$162,062,022

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,497,431	$1,144,519
Non-interest-bearing demand	59,926	34,890
Term	33,000	15,000

Total deposits	1,590,357	1,194,409

Consolidated obligations, net (Note 12)
Bonds (Includes $1,302,385 at June 30, 2020 and $12,134,043 at December 31, 2019 at fair value under the fair value option)	59,032,487	78,763,309
Discount notes (Includes $20,159,341 at June 30, 2020 and $2,186,603 at December 31, 2019 at fair value under the fair value option)	89,499,893	73,959,205

Total consolidated obligations	148,532,380	152,722,514

Mandatorily redeemable capital stock (Note 14)	3,841	5,129

Accrued interest payable	131,432	156,889
Affordable Housing Program (Note 13)	159,464	153,894
Derivative liabilities (Note 17)	70,726	32,411
Other liabilities	158,795	175,516
Operating lease liabilities (Note 19)	86,939	89,365
Total liabilities	150,733,934	154,530,127

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
63,342 at June 30, 2020 and 57,787 at December 31, 2019
Retained earnings	6,334,135	5,778,666
Unrestricted	1,150,181	1,115,236
Restricted (Note 14)	734,325	685,798
Total retained earnings	1,884,506	1,801,034
Total accumulated other comprehensive income (loss)	(80,533)	(47,805)

Total capital	8,138,108	7,531,895

Total liabilities and capital	$158,872,042	$162,062,022

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — (In Thousands, Except Per Share Data)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income
Advances, net (Note 9)	$326,230	$704,936	$790,795	$1,396,832
Interest-bearing deposits	482	935	2,609	1,318
Securities purchased under agreements to resell (Note 4)	350	52,320	26,700	82,242
Federal funds sold (Note 4)	1,726	56,767	30,661	130,656
Trading securities (Note 5)	50,884	46,929	125,881	87,802
Available-for-sale securities (Note 7)	14,564	17,118	31,717	32,301
Held-to-maturity securities (Note 8)	83,737	118,173	183,603	238,331
Mortgage loans held-for-portfolio (Note 10)	24,332	25,274	50,358	50,454
Loans to other FHLBanks (Note 20)	-	104	33	154

Total interest income	502,305	1,022,556	1,242,357	2,020,090

Interest expense
Consolidated obligation bonds (Note 12)	176,926	495,987	533,483	994,582
Consolidated obligation discount notes (Note 12)	95,477	356,705	322,810	672,021
Deposits (Note 11)	146	5,976	3,374	11,941
Mandatorily redeemable capital stock (Note 14)	56	108	135	208
Cash collateral held and other borrowings	12	204	74	546

Total interest expense	272,617	858,980	859,876	1,679,298

Net interest income before provision for credit losses	229,688	163,576	382,481	340,792

Provision (Reversal) for credit losses	3,030	(275)	3,166	(292)

Net interest income after provision for credit losses	226,658	163,851	379,315	341,084

Other income (loss)
Service fees and other	4,589	4,660	9,240	9,074
Instruments held under the fair value option gains (losses) (Note 18)	10,564	(2,360)	(11,390)	(2,824)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	-	(384)	-	(384)
Derivative gains (losses) (Note 17)	(3,921)	(39,069)	(168,091)	(51,349)
Trading securities gains (losses) (Note 5)	(41,377)	33,924	155,875	50,994
Equity investments gains (losses) (Note 6)	7,328	1,926	(722)	6,364

Total other income (loss)	(22,817)	(1,303)	(15,088)	11,875

Other expenses
Operating	18,132	15,451	31,565	28,301
Compensation and benefits	22,265	20,462	45,642	41,900
Finance Agency and Office of Finance	4,593	4,199	9,044	8,141
Other expenses	6,039	2,333	8,370	4,683
Total other expenses	51,029	42,445	94,621	83,025

Income before assessments	152,812	120,103	269,606	269,934
			-
Affordable Housing Program Assessments (Note 13)	15,287	12,021	26,974	27,014

Net income	$137,525	$108,082	$242,632	$242,920

Basic earnings per share (Note 15)	$2.02	$1.86	$3.82	$4.27

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2020 and 2019

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Income	$137,525	$108,082	$242,632	$242,920
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	52,711	61,039	181,112	93,147
Net change in non-credit accretion portion of held-to-maturity securities
Reclassification of non-credit portion included in net income	-	384	-	384
Accretion of non-credit portion	506	935	1,057	1,792
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	506	1,319	1,057	2,176
Net change due to hedging activities
Cash flow hedges (a)	(5,780)	(69,670)	(158,612)	(112,361)
Fair value hedges (b)	(3,853)	(11,469)	(58,838)	(13,362)
Total net change due to hedging activities	(9,633)	(81,139)	(217,450)	(125,723)
Net change in pension and postretirement benefits	1,277	654	2,553	1,310
Total other comprehensive income (loss)	44,861	(18,127)	(32,728)	(29,090)
Total comprehensive income (loss)	$182,386	$89,955	$209,904	$213,830

(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. The amount represents the change in the unrealized fair values of the hedged securities due to changes in the benchmark rate component elected in the hedging strategy. Quarterly changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2020 and 2019

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, March 31, 2019	56,711	$5,671,075	$1,109,437	$618,248	$1,727,685	$(24,222)	$7,374,538

Proceeds from issuance of capital stock	20,227	2,022,647	-	-	-	-	2,022,647
Repurchase/redemption of capital stock	(18,486)	(1,848,538)	-	-	-	-	(1,848,538)
Shares reclassified to mandatorily redeemable capital stock	(40)	(3,937)	-	-	-	-	(3,937)
Cash dividends ($1.57 per share) on capital stock	-	-	(87,515)	-	(87,515)	-	(87,515)
Comprehensive income (loss)	-	-	86,465	21,617	108,082	(18,127)	89,955

Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

Balance, March 31, 2020	73,127	$7,312,703	$1,107,833	$706,820	$1,814,653	$(125,394)	$9,001,962

Adjustments to opening balances (b)	-	-	18,204	-	18,204	-	18,204
Proceeds from issuance of capital stock	7,122	712,159	-	-	-	-	712,159
Repurchase/redemption of capital stock	(16,907)	(1,690,727)	-	-	-	-	(1,690,727)
Cash dividends ($1.47 per share) on capital stock	-	-	(85,876)	-	(85,876)	-	(85,876)
Comprehensive income (loss)	-	-	110,020	27,505	137,525	44,861	182,386

Balance, June 30, 2020	63,342	$6,334,135	$1,150,181	$734,325	$1,884,506	$(80,533)	$8,138,108

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	36,722	3,672,176	-	-	-	-	3,672,176
Repurchase/redemption of capital stock	(38,927)	(3,892,679)	-	-	-	-	(3,892,679)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,049)	-	-	-	-	(4,049)
Cash dividends ($3.31 per share) on capital stock	-	-	(188,750)	-	(188,750)	-	(188,750)
Comprehensive income (loss)	-	-	194,336	48,584	242,920	(29,090)	213,830

Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Adjustments to opening balances (b)	-	-	14,431	-	14,431	-	14,431
Proceeds from issuance of capital stock	43,309	4,330,884	-	-	-	-	4,330,884
Repurchase/redemption of capital stock	(37,754)	(3,775,415)	-	-	-	-	(3,775,415)
Cash dividends ($3.07 per share) on capital stock	-	-	(173,591)	-	(173,591)	-	(173,591)
Comprehensive income (loss)	-	-	194,105	48,527	242,632	(32,728)	209,904

Balance, June 30, 2020	63,342	$6,334,135	$1,150,181	$734,325	$1,884,506	$(80,533)	$8,138,108

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

(b)	Adjustments include a charge to retained earnings of $3.8 million at the adoption of ASU 2016-13 on January 1, 2020; in June 2020, we recorded an increase to retained earnings of $18.2 million, which represented the FHLBNY’s share of cash distribution received when Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks. For more information, see Distribution received from Financing Corporation in Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019
Operating activities

Net Income	$242,632	$242,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(258,125)	(48,960)
Concessions on consolidated obligations	2,192	1,266
Premises, software, and equipment	5,277	4,113
Provision (Reversal) for credit losses	3,166	(292)
Credit impairment losses on held-to-maturity securities	-	384
Change in net fair value adjustments on derivatives and hedging activities (b)	(649,667)	(324,340)
Net realized and unrealized (gains) losses on trading securities	(155,875)	(50,994)
Change in fair value on Equity Investments	1,172	(5,877)
Change in fair value adjustments on financial instruments held at fair value	11,390	2,824
Net change in:
Accrued interest receivable	86,933	(86,362)
Derivative assets due to accrued interest	184,331	4,227
Derivative liabilities due to accrued interest	(113,722)	35,316
Other assets	(1,729)	(330)
Affordable Housing Program liability	5,570	2,544
Accrued interest payable	(25,457)	(16,768)
Other liabilities (a)	(7,335)	1,644
Total adjustments	(911,879)	(481,605)
Net cash provided by (used in) operating activities	(669,247)	(238,685)
Investing activities
Net change in:
Interest-bearing deposits	(1,519,009)	(205,237)
Securities purchased under agreements to resell	10,035,000	(5,190,000)
Federal funds sold	3,285,000	(1,600,000)
Deposits with other FHLBanks	(150)	(52)
Premises, software, and equipment	(10,830)	(9,391)
Trading securities:
Purchased	(3,108,539)	(4,650,582)
Repayments	1,350,723	1,714,147
Proceeds from sales	4,292,913	748,301
Equity Investments:
Purchased	(6,048)	(3,072)
Proceeds from sales	1,071	960
Available-for-sale securities:
Purchased	(74,156)	(438,539)
Repayments	31,534	42,830
Held-to-maturity securities:
Long-term securities
Purchased	(246,116)	(1,072,620)
Repayments	1,124,103	1,482,781
Advances:
Principal collected	345,370,203	578,923,574
Made	(356,975,684)	(575,518,705)
Mortgage loans held-for-portfolio:
Principal collected	286,776	119,457
Purchased	(288,479)	(180,255)
Proceeds from sales of REO	-	1,468
Net change in loans to other FHLBanks	-	250,000
Net cash provided by (used in) investing activities	3,548,312	(5,584,935)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019
Financing activities
Net change in:
Deposits and other borrowings	$481,265	$121,693
Partial recovery of prior capital distribution to Financing Corporation	18,204	-
Derivative contracts with financing element	(4,065)	(9,746)
Consolidated obligation bonds:
Proceeds from issuance	37,393,814	41,556,527
Payments for maturing and early retirement	(57,286,952)	(47,127,264)
Consolidated obligation discount notes:
Proceeds from issuance	501,373,428	605,334,521
Payments for maturing	(485,794,282)	(593,674,687)
Capital stock:
Proceeds from issuance of capital stock	4,330,884	3,672,176
Payments for repurchase/redemption of capital stock	(3,775,415)	(3,892,679)
Redemption of mandatorily redeemable capital stock	(1,288)	(4,380)
Cash dividends paid (c)	(173,591)	(188,750)
Net cash provided by (used in) financing activities	(3,437,998)	5,787,411
Net increase (decrease) in cash and due from banks	(558,933)	(36,209)
Cash and due from banks at beginning of the period (d)	603,241	85,406
Cash and due from banks at end of the period (d)	$44,308	$49,197

Supplemental disclosures:
Interest paid	$698,687	$996,635
Interest paid for Discount Notes (e)	$390,456	$579,318
Affordable Housing Program payments (f)	$21,404	$24,470
Transfers of mortgage loans to real estate owned	$135	$366
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$-	$(384)
Capital stock subject to mandatory redemption reclassified from equity	$-	$4,049
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (g)	$-	$1,597,207

Notes to Supplemental Disclosure:

(a)	The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019. For cash flow information on operating leases outstanding at June 30, 2020 and December 31, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.
(b)	Negative adjustments to operating cash flows of $649.7 million and $324.3 million for the six months ended June 30, 2020 and 2019 represented fair value adjustments on derivatives and hedging activities and the increase was due to higher variation margin posted to derivative counterparties.
(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments, and are not included in cash or cash equivalent.
(e)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(g)	As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

Note 1.           Critical Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and with the instructions provided by the Securities and Exchange Commission (SEC).

The FHLBNY has identified certain accounting policies that it believes are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. The most significant of these critical policies include derivatives and hedging relationships, estimating the fair values of assets and liabilities, estimating the allowance for credit losses on the advance, mortgage loan portfolios and our portfolios of investment securities.

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

The FHLBNY complied with the accounting guidance on fair value measurements and disclosures and has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.  Our pricing models are subject to periodic validations, and we periodically review and refine, as appropriate, our assumptions and valuation methodologies to reflect market indications as closely as possible.  We have the appropriate personnel, technology, and policies and procedures in place to value financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

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

For a description of how expected losses are developed including interest receivable, refer to notes to financial statements:

Note 4.   Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Note 7.   Available-for-Sale Securities.

Note 8.   Held-to-Maturity Securities.

Note 9.   Advances.

Note 10. Mortgage Loans Held-for-Portfolio.

Note 19. Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on financial condition or cash flows. The following table presents the impacts to allowance for credit losses and retained earnings at January 1, 2020, the adoption date of this guidance, and at June 30, 2020 (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	June 30, 2020
Allowance for Credit Losses
PLMBS Held-to-maturity	$-	$-	$-	$257
Mortgage loans	653	2,972	2,972	6,534
Municipal securities	-	801	801	801
Federal funds sold and
Repurchase agreements	-	-	-	-
	$653	$3,773	$3,773	$7,592

Retained Earnings
Allowance for credit losses		$3,773	$3,773
Decrease in retained earnings		$3,773	$3,773

No off-balance sheet credit loss allowance was necessary at June 30, 2020 and December 31, 2019.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at June 30, 2020 and December 31, 2019. There were no restricted cash balances at June 30, 2020 and December 31, 2019.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $35.4 million at June 30, 2020 and $45.4 million at December 31, 2019. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 4.	Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or higher (investment grade) by a nationally recognized statistical rating organization.

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. At June 30, 2020, deposits placed were $0.9 billion. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at June 30, 2020 and December 31, 2019. Accrued interest receivable was $3.9 thousand as of June 30, 2020, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. At June 30, 2020 and December 31, 2019, federal funds sold were $5.4 billion and $8.6 billion, and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at June 30, 2020 and December 31, 2019. Accrued interest receivable was $13.6 thousand and $0.4 million as of June 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — At June 30, 2020 and December 31, 2019, the outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $5.0 billion and $15.0 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivable was $10.8 thousand and $0.6 million at June 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $5.0 billion and $15.2 billion were received at BONY to collateralize the overnight investments at June 30, 2020 and December 31, 2019. Securities purchased under agreements to resell averaged $2.2 billion and $4.7 billion for the three and six months ended June 30, 2020. For the twelve months ended December 31, 2019, transaction balances averaged $8.3 billion. Interest income from securities purchased under agreements to resell were $0.4 million and $26.7 million for the three and six months ended June 30, 2020 compared to $52.3 million and $82.2 million for the same periods in the prior year. No overnight investments had been executed bilaterally with counterparties at those dates. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Generally, repurchase agreements are short-term and generally overnight and counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at June 30, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.	Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at June 30, 2020 and December 31, 2019 (in thousands):

Fair value	June 30, 2020	December 31, 2019
Corporate notes	$2,158	$3,217
U.S. Treasury notes	11,172,698	15,315,592
U.S. Treasury bills	1,748,975	-
Total trading securities	$12,923,831	$15,318,809

The carrying values of trading securities included net unrealized fair value gains of $170.6 million at June 30, 2020, and $53.1 million at December 31, 2019. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $635.8 million at June 30, 2020 and $251.2 million at December 31, 2019 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	June 30, 2020
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$-	$2,158	$2,158
U.S. Treasury notes	6,678,814	4,493,884	11,172,698
U.S. Treasury bills	1,748,975	-	1,748,975
Total trading securities	$8,427,789	$4,496,042	$12,923,831
Yield on trading securities	1.74%	1.88%

	December 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$869	$2,348	$3,217
U.S. Treasury notes	6,176,952	9,138,640	15,315,592
Total trading securities	$6,177,821	$9,140,988	$15,318,809
Yield on trading securities	2.36%	2.36%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.	Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$5,487	$-	$-	$5,487
Equity funds	28,985	8,256	(2,608)	34,633
Fixed income funds	22,581	1,245	(94)	23,732
Total Equity Investments (a)	$57,053	$9,501	$(2,702)	$63,852

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$1,322	$-	$-	$1,322
Equity funds	28,650	8,312	(623)	36,339
Fixed income funds	22,104	412	(130)	22,386
Total Equity Investments (a)	$52,076	$8,724	$(753)	$60,047

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$7,111	$1,667	$(1,172)	$5,877
Net dividend and other	217	259	450	487
Net gains (losses) recognized during the period	$7,328	$1,926	$(722)	$6,364

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.	Available-for-Sale Securities.

No AFS security was impaired in any periods in this report, and no credit loss allowance was necessary at June 30, 2020 or upon adoption of ASU 2017-12 at January 1, 2020.

The following tables provide major security types (in thousands):

	June 30, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$310,854	$2,657		$(3)		$313,508
CMBS	311	-		-		311
Total Floating	311,165	2,657		(3)		313,819
Fixed
CMBS	2,283,962	276,326		-		2,560,288
Total Fixed	2,283,962	276,326		-		2,560,288

AFS Before Hedging Adjustments	2,595,127	278,983	(a)	(3	)(a)	2,874,107
Hedging Basis Adjustments in AOCI	70,431	70,431	(b)	-		-
Total Available-for-sale securities	$2,665,558	$208,552		$(3)		$2,874,107

	December 31, 2019
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$339,419	$2,164		$(74)		$341,509
CMBS	2,539	1		-		2,540
Total Floating	341,958	2,165		(74)		344,049
Fixed
CMBS	2,213,592	99,532		(3,755)		2,309,369
Total Fixed	2,213,592	99,532		(3,755)		2,309,369

AFS Before Hedging Adjustments	2,555,550	101,697	(a)	(3,829	)(a)	2,653,418
Hedging Basis Adjustments in AOCI	11,593	14,925	(b)	3,332	(b)	-
Total Available-for-sale securities	$2,567,143	$86,772		$(497)		$2,653,418

(a)	Amounts represents specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; amounts are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis that were recorded as an adjustment to the amortized cost of hedged securities, impacting unrealized gains and losses reported in the table above. Securities in a fair value hedging relationship at June 30, 2020 and December 31, 2019 reported $70.4 million and $11.6 million as hedging basis as disclosed in the table above, with an offset to AOCI. The hedging basis adjustment had no impact on market based fair values.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At June 30, 2020 and December 31, 2019, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). As noted in the table below, AFS securities in an unrealized loss position for 12-months or longer were not material. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at June 30, 2020 and December 31, 2019. Accrued interest receivable was $6.0 million and $6.1 million at June 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

No credit loss allowance was necessary at June 30, 2020 based on analysis as noted above. The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$4,409	$(3)	$-	$-	$4,409	$(3)
Fannie Mae-CMBS	311	-	-	-	311	-
Freddie Mac-CMO	842	-	-	-	842	-
Total MBS-GSE	5,562	(3)	-	-	5,562	(3)
Total Temporarily Impaired	$5,562	$(3)	$-	$-	$5,562	$(3)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$32,012	$(65)	$-	$-	$32,012	$(65)
Freddie Mac-CMO	7,071	(9)	-	-	7,071	(9)
Freddie Mac-CMBS	129,496	(423)	-	-	129,496	(423)
Total MBS-GSE	168,579	(497)	-	-	168,579	(497)
Total Temporarily Impaired	$168,579	$(497)	$-	$-	$168,579	$(497)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due in one year or less	$311	$311	$2,539	$2,540
Due after one year through five years	243,223	263,114	-	-
Due after five year through ten years	2,071,428	2,257,326	2,189,350	2,273,352
Due after ten years	350,596	353,356	375,254	377,526
Total Available-for-sale securities	$2,665,558	$2,874,107	$2,567,143	$2,653,418

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $29.5 million and net unamortized premiums of $30.4 million at June 30, 2020 and December 31, 2019. Additionally, historical amortized cost is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$310,854	$313,508	$339,419	$341,509
CMBS - LIBOR	311	311	2,539	2,540
Total Floating	311,165	313,819	341,958	344,049
Fixed
CMBS	2,354,393	2,560,288	2,225,185	2,309,369

Total Mortgage-backed securities	$2,665,558	$2,874,107	$2,567,143	$2,653,418

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8. Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses(a)	Value
Pools of Mortgages
Fannie Mae	$55,122	$-	$-	$55,122	$7,324	$-	$62,446
Freddie Mac	10,670	-	-	10,670	1,319	-	11,989
Total pools of mortgages	65,792	-	-	65,792	8,643	-	74,435

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,203,111	-	-	1,203,111	9,584	(2,197)	1,210,498
Freddie Mac	757,604	-	-	757,604	4,412	(1,304)	760,712
Ginnie Mae	8,166	-	-	8,166	117	-	8,283
Total CMOs/REMICs	1,968,881	-	-	1,968,881	14,113	(3,501)	1,979,493

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,690,448	-	-	1,690,448	51,403	(1,890)	1,739,961
Freddie Mac	9,414,648	-	-	9,414,648	630,089	(9,639)	10,035,098
Total commercial mortgage-backed securities	11,105,096	-	-	11,105,096	681,492	(11,529)	11,775,059

Non-GSE MBS (c)
CMOs/REMICs	4,010	(257)	(312)	3,441	239	(86)	3,594
Commercial MBS	-	-	-	-	-	-	-
Total non-federal-agency MBS	4,010	(257)	(312)	3,441	239	(86)	3,594

Asset-Backed Securities (c)
Manufactured housing (insured)	26,209	-	-	26,209	877	-	27,086
Home equity loans (insured)	56,958	-	(3,672)	53,286	15,599	(40)	68,845
Home equity loans (uninsured)	20,115	-	(2,530)	17,585	2,827	(373)	20,039
Total asset-backed securities	103,282	-	(6,202)	97,080	19,303	(413)	115,970

Total MBS	13,247,061	(257)	(6,514)	13,240,290	723,790	(15,529)	13,948,551

Other
State and local housing finance agency obligations (e)	1,108,044	-	-	1,108,044	177	(22,595)	1,085,626
Total other	1,108,044	-	-	1,108,044	177	(22,595)	1,085,626

Total Held-to-maturity securities	$14,355,105	$(257)	$(6,514)	$14,348,334	$723,967	$(38,124)	$15,034,177

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$61,990	$-	$61,990	$6,255	$-	$68,245
Freddie Mac	11,526	-	11,526	1,135	-	12,661
Total pools of mortgages	73,516	-	73,516	7,390	-	80,906

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,403,787	-	1,403,787	4,281	(3,130)	1,404,938
Freddie Mac	878,068	-	878,068	2,871	(2,526)	878,413
Ginnie Mae	9,265	-	9,265	113	-	9,378
Total CMOs/REMICs	2,291,120	-	2,291,120	7,265	(5,656)	2,292,729

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,822,310	-	1,822,310	16,796	(1,372)	1,837,734
Freddie Mac	9,815,215	-	9,815,215	215,919	(18,584)	10,012,550
Total commercial mortgage-backed securities	11,637,525	-	11,637,525	232,715	(19,956)	11,850,284

Non-GSE MBS (c)
CMOs/REMICs	4,451	(331)	4,120	56	(30)	4,146
Commercial MBS	-	-	-	-	-	-
Total non-federal-agency MBS	4,451	(331)	4,120	56	(30)	4,146

Asset-Backed Securities (c)
Manufactured housing (insured)	28,618	-	28,618	1,175	-	29,793
Home equity loans (insured)	61,186	(4,062)	57,124	17,912	-	75,036
Home equity loans (uninsured)	23,322	(3,178)	20,144	4,209	(146)	24,207
Total asset-backed securities	113,126	(7,240)	105,886	23,296	(146)	129,036

Total MBS	14,119,738	(7,571)	14,112,167	270,722	(25,788)	14,357,101

Other
State and local housing finance agency obligations	1,122,315	-	1,122,315	400	(23,210)	1,099,505

Total Held-to-maturity securities	$15,242,053	$(7,571)	$15,234,482	$271,122	$(48,998)	$15,456,606

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

(e)	Amortized cost at June 30, 2020 includes allowance for credit loss of $0.8 million recorded at January 1, 2020, the adoption date of ASU 2016-13.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $3.2 million at June 30, 2020 and $3.7 million at December 31, 2019, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Loss Allowances on Held-to-maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Numbers of investment positions that were in an unrealized loss position were 67 and 120 at June 30, 2020 and December 31, 2019.

Housing finance agency bonds — The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $22.6 million and $23.2 million at June 30, 2020 and December 31, 2019. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. Number of investment positions that were in an unrealized loss position were 15 and 12 at June 30, 2020 and December 31, 2019.

Based on analysis performed at January 1, 2020, the adoption date of the guidance under ASU 2016-13, a credit loss of $0.8 million was recognized as a charge to beginning retained earnings at January 1, 2020. At June 30, 2020, the probability default analysis reported cumulative credit loss of $0.8 million, unchanged from the evaluation at adoption date. The portfolio composition has not changed and no acquisitions or sales were made in the six months ended June 30, 2020. Additionally, our counterparty default analysis at June 30, 2020 identified no changes from those at adoption date.

Accrued interest receivable was $2.1 million and $4.5 million at June 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. No allowance for credit loss was recognized in the second quarter of 2020. An OTTI of $0.4 million was recorded in the same period in 2019. Our investments in PLMBS were less than 1% of our investments in MBS. No acquisitions or sale of PLMBS were made in 2020; balances declined due to paydowns, and the portfolio composition remains largely unchanged. Based on cash flow testing, the Bank believes no material credit losses remains. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at June 30, 2020, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Number of investment positions that were in an unrealized loss position was 12 and 8 at June 30, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$10,648	$10,646	$9,770	$9,781
Due after five years through ten years	25,100	24,933	36,810	36,250
Due after ten years	1,072,296	1,050,047	1,075,735	1,053,474
State and local housing finance agency obligations	1,108,044	1,085,626	1,122,315	1,099,505

Mortgage-backed securities
Due in one year or less	1,050,689	1,061,967	613,863	619,948
Due after one year through five years	3,415,357	3,535,726	4,102,650	4,142,443
Due after five years through ten years	6,394,678	6,912,305	6,648,746	6,815,921
Due after ten years	2,386,337	2,438,553	2,754,479	2,778,789
Mortgage-backed securities	13,247,061	13,948,551	14,119,738	14,357,101

Total Held-to-Maturity Securities	$14,355,105	$15,034,177	$15,242,053	$15,456,606

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $66.1 million at June 30, 2020 and $72.5 million at December 31, 2019 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.   Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
	Amount	Weighted (a) Average Yield	Percentage of Total	Amount	Weighted (a) Average Yield	Percentage of Total
Overdrawn demand deposit accounts	$-	-%	-%	$-	-%	-%
Due in one year or less	64,701,355	0.75	57.77	69,206,283	1.99	68.93
Due after one year through two years	19,059,688	1.51	17.02	8,727,277	2.16	8.69
Due after two years through three years	7,412,850	1.86	6.62	6,214,853	2.32	6.19
Due after three years through four years	2,899,637	2.35	2.59	3,032,507	2.68	3.02
Due after four years through five years	5,468,615	1.54	4.88	2,709,805	2.02	2.70
Thereafter	12,459,414	1.99	11.12	10,505,353	2.13	10.47

Total par value	112,001,559	1.17%	100.00%	100,396,078	2.06%	100.00%
Hedge valuation basis adjustments (b)	1,786,997			299,163

Total	$113,788,556			$100,695,241

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark rates. The FHLBNY’s benchmark rates are LIBOR, OIS/FF index and OIS/SOFR index.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020.

Advances borrowed by members have increased in the aftermath of the global Coronavirus-19 pandemic, resulting in an unprecedented demand for liquidity (advances) from our borrowing members. The increase largely occurred in March 2020 and carrying value of advances borrowed stood at $136.2 billion at March 31, 2020. Since then demand has declined with maturing advances not replaced by borrowing members. Carrying values were $113.8 billion at June 30, 2020 compared to $100.7 billion at December 31, 2019.

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

Our credit and collateral practices have not identified allowance for credit losses at December 31, 2019, or at January 1, 2020, the date ASU 2016-13 was adopted, or in the periods in 2020. Accrued interest receivable was $119.8 million and $181.8 million at June 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

The FHLBNY’s (or the Bank’s) advances are primarily made to member financial institutions, which include commercial banks and insurance companies. The Bank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with the Bank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding.

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small business, agriculture loans, and community development loans. The Bank’s capital stock owned by each borrower is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Bank also has policies and procedures for validating the reasonableness of our collateral valuations.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. In the periods in 2020 and December 31, 2019, none of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

In the periods in 2020 and at December 31, 2019, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management's credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2020 and through the filing date on this report, and therefore no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on advances at December 31, 2019.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 30.7% and 24.9% of total advances at June 30, 2020 and December 31, 2019. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an on-site review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and December 31, 2019, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$174,468	5.58%	$174,291	5.57%
Fixed long-term single-family mortgages	2,950,018	94.42	2,953,453	94.43
Total unpaid principal balance	3,124,486	100.00%	3,127,744	100.00%

Unamortized premiums	46,039		46,442
Unamortized discounts	(1,424)		(1,562)
Basis adjustment (b)	2,142		1,381

Total mortgage loans held-for-portfolio	3,171,243		3,174,005
Allowance for credit losses (c)	(6,534)		(653)
Total mortgage loans held-for-portfolio at carrying value	$3,164,709		$3,173,352

(a)	Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.
(c)	The Bank’s methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of CECL, the new accounting framework for the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $42.5 million and $40.2 million at June 30, 2020 and December 31, 2019. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.7 million and $1.4 million for the three months and six months ended June 30, 2020 and $0.6 million and $1.2 million for the same periods in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the impacts to the allowance for credit losses and retained earnings upon adoption of this guidance on January 1, 2020 and at June 30, 2020. Amounts represent cumulative loan loss allowances at each of the dates (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	June 30, 2020
Allowance for Credit Losses	$653	$2,972	$2,972	$6,534

The impact of adoption of ASU 2016-13 — Upon adoption at January 1, 2020, the Bank recorded $3.0 million as the incremental expected life-time losses.

Our allowance for credit loss of $6.5 million at the current quarter-end takes into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $4 million in life-time losses. Second, loss sharing and insurance mitigates forecasted losses. Lastly, forbearance processes are likely to be temporary for the MPF loans.

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

The Bank’s credit risk model (model) estimates the probabilities of prepayments and defaults concurrently. Prepayments represent the probability that an individual loan will voluntarily prepay while defaults represent the probability that an individual loan will transition to involuntary payoffs. Defaults transition from one delinquency status to another (e.g., Current to 30 Days, 30 Days to 60 Days, etc.) until the loan is involuntarily paid off. The transition probabilities are a function of collateral types, borrower characteristics, and economic factors. The model utilizes economic data files that provide interest rates, the applicable house price index, and applicable foreclosure timeline, which are used in simulating transition probabilities. The Bank’s third party credit loss model provides the ability to update assumptions and calculate the probability of default of each individual mortgage loan. The model also uses loan and borrower information along with economic assumptions about applicable housing prices and interest rates as inputs to generate a distribution of projected cash flows over the life of the mortgage. The model estimates the loss given default (LGD) for each loan during the simulation based on assumptions adopted in the model by projecting loan status probabilities and aggregating projected cash flows for each loan in the portfolio. A loan in foreclosure or REO sale is considered to be a default.

Accrued interest receivable was $16.3 million and $15.5 million at June 30, 2020 and December 31, 2019. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

Under pre-CECL policies, we collectively evaluated the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimated an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities. We had utilized a roll-rate methodology when estimating allowance for credit losses. This methodology projected loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency. We then applied a loss severity factor to calculate an estimate of credit losses.

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

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$3,504	$797	$653	$814
Adjustment for cumulative effect of accounting change	-	-	2,972	-
Charge-offs	-	-	-	-
Recoveries	-	-	-	-
Provision (Reversal) for credit losses on mortgage loans	3,030	(275)	2,909	(292)
Balance, at end of period	$6,534	$522	$6,534	$522

	June 30, 2020	December 31, 2019
Ending balance, individually evaluated for impairment	$6,534	$160
Ending balance, collectively evaluated for impairment	-	493
Total Allowance for credit losses	$6,534	$653

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	June 30, 2020	December 31, 2019
Total Mortgage loans, carrying values net (a)	$3,164,709	$3,173,352
Non-performing mortgage loans - Conventional (a)(b)	$10,574	$6,899
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$6,961	$3,935

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB, and would not agree to data reported in other tables at “amortized cost”.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Under the new framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHFA and VA loans are considered as insured MPF loans, and while the loans are evaluated on an individual basis, we have deemed that FHFA and VA loans as collectively insured. Additionally, based on the Bank's assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

The following table summarizes the unpaid principal balance, the related allowance, the amortized cost after allowance (excluding insured FHA/VA loans), and the average amortized cost after allowances of loans at June 30, 2020 (in thousands):

				Three months ended	Six months ended
	June 30, 2020			June 30, 2020	June 30, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$1,904,813	$-	$1,932,105	$1,941,883	$1,942,423
With a related allowance	1,009,042	6,534	1,018,161	1,030,808	1,036,166
Total measured for impairment	$2,913,855	$6,534	$2,950,266	$2,972,691	$2,978,589

The following table summarizes the unpaid principal balance, the related allowance, recorded investment (excluding insured FHA/VA loans) and the average recorded investment of loans at December 31, 2019 (in thousands):

	December 31, 2019
	Unpaid			Average
	Principal	Related	Recorded	Recorded
	Balance	Allowance	Investment	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$9,025	$-	$9,061	$10,169
With a related allowance	2,901,719	653	2,958,205	2,795,017
Total measured for impairment	$2,910,744	$653	$2,967,266	$2,805,186

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost/recorded investments in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and six months ended June 30, 2020 and average recorded investment for the twelve months ended December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	June 30, 2020	December 31, 2019
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional MPF mortgage loans	$2,913,855	$2,910,744
Government-guaranteed or -insured mortgage loans	210,631	217,000
Total unpaid principal balance	$3,124,486	$3,127,744

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2020 and December 31, 2019.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	June 30, 2020
	Conventional MPF Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional MPF Loans
Past due 30 - 59 days	$33,238	$28,250	$61,488
Past due 60 - 89 days	25,876	33,366	59,242
Past due 90 days or more	7,745	2,893	10,638
Total past due mortgage loans	66,859	64,509	131,368
Current mortgage loans	1,233,966	1,591,466	2,825,432
Total Conventional MPF Loans	$1,300,825	$1,655,975	$2,956,800

December 31, 2019
Conventional
MPF Loans
Payment Status, at Recorded Investment:
Conventional MPF Loans
Past due 30 - 59 days	$15,775
Past due 60 - 89 days	3,424
Past due 90 days or more	6,919
Total past due mortgage loans	26,118
Current mortgage loans	2,941,148
Total Conventional MPF Loans	$2,967,266

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Other Delinquency Statistics (dollars in thousands):

	June 30, 2020
	Conventional MPF Loans	Government-Guaranteed or -Insured Loans	Total
Amortized Cost:
In process of foreclosure (a)	$49,431	$11,133	$60,564
Serious delinquency rate (b)	1.80%	6.93%	2.14%
Past due 90 days or more and still accruing interest	$-	$7,079	$7,079
Loans on non-accrual status	$10,638	$-	$10,638
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,398	$935	$8,333
Modified loans under MPF® program	$1,115	$-	$1,115
Real estate owned (d)	$358	$-	$358

	December 31, 2019
	Conventional MPF Loans	Government-Guaranteed or -Insured Loans	Total
Recorded Investment:
In process of foreclosure (a)	$4,198	$2,408	$6,606
Serious delinquency rate (b)	0.24%	1.87%	0.36%
Past due 90 days or more and still accruing interest	$-	$4,147	$4,147
Loans on non-accrual status	$6,919	$-	$6,919
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,711	$1,028	$8,739
Modified loans under MPF® program	$1,138	$-	$1,138
Real estate owned (d)	$293	$-	$293

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

Note 11.       Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	June 30, 2020	December 31, 2019
Interest-bearing deposits
Interest-bearing demand	$1,497,431	$1,144,519
Term (a)	33,000	15,000
Total interest-bearing deposits	1,530,431	1,159,519
Non-interest-bearing demand	59,926	34,890
Total deposits (b)	$1,590,357	$1,194,409

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount Outstanding	Average Interest Rate (b)	Amount Outstanding	Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,530,431	0.51%	$1,159,519	2.03%
Non-interest-bearing deposits	59,926		34,890
Total deposits	$1,590,357		$1,194,409

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Consolidated obligation bonds-amortized cost	$58,273,828	$78,179,661
Hedge valuation basis adjustments	620,391	377,000
Hedge basis adjustments on de-designated hedges	135,883	139,605
FVO - valuation adjustments and accrued interest	2,385	67,043
Total Consolidated obligation bonds	$59,032,487	$78,763,309

Discount notes-amortized cost	$89,457,724	$73,955,552
Hedge value basis adjustments	3,822	(105)
FVO - valuation adjustments and remaining accretion	38,347	3,758
Total Consolidated obligation discount notes	$89,499,893	$73,959,205

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2020			December 31, 2019
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$37,081,435	0.53%	63.75%	$62,319,595	1.77%	79.79%
Over one year through two years	8,287,550	1.11	14.24	4,061,125	2.10	5.20
Over two years through three years	3,786,425	1.99	6.51	2,817,715	2.22	3.61
Over three years through four years	1,680,440	2.22	2.89	1,538,835	2.69	1.97
Over four years through five years	1,186,585	2.26	2.04	1,240,735	2.60	1.58
Thereafter	6,148,500	3.28	10.57	6,130,800	3.34	7.85
Total par value	58,170,935	1.08%	100.00%	78,108,805	1.96%	100.00%

Bond premiums (b)	128,950			95,560
Bond discounts (b)	(26,057)			(24,704)
Hedge valuation basis adjustments (c)	620,391			377,000
Hedge basis adjustments on de-designated hedges (d)	135,883			139,605
FVO (e) - valuation adjustments and accrued interest	2,385			67,043
Total Consolidated obligation-bonds	$59,032,487			$78,763,309

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark rate. LIBOR is the primary benchmark index; the FHLBNY also hedges to the FF/OIS index and the FF/SOFR index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments represent changes in the entire fair values of CO bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$21,932,435	37.70%	$32,588,805	41.72%
Fixed-rate, callable	1,424,000	2.45	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	34,814,500	59.85	40,702,000	52.11
Total par value	$58,170,935	100.00%	$78,108,805	100.00%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Par value	$89,545,947	$74,094,586
Amortized cost	$89,457,724	$73,955,552
Hedge value basis adjustments (a)	3,822	(105)
FVO (b) - valuation adjustments and remaining accretion	38,347	3,758
Total discount notes	$89,499,893	$73,959,205
Weighted average interest rate	0.26%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $16.1 billion of CO discount notes were hedged under ASC 815 qualifying fair value hedges at June 30, 2020. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $3.9 million at June 30, 2020; hedge basis adjustments on de-designated hedges were a de minimis gain of $0.1 million. Comparative balances at December 31, 2019 were immaterial. Cumulative basis adjustments have increased in line with the increase in the volume of hedged CO discount notes. Additionally, the benchmark curves, specifically OIS/FF and OIS/SOFR declined at the measurement date. As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward benchmark curves, the decline in forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO discount notes are held to maturity.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values (including unaccreted discounts on CO discount notes elected under the FVO. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged CO discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

Note 13.   Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$155,611	$161,129	$153,894	$161,718
Additions from current period's assessments	15,287	12,021	26,974	27,014
Net disbursements for grants and programs	(11,434)	(8,888)	(21,404)	(24,470)
Ending balance	$159,464	$164,262	$159,464	$164,262

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.   Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $6.3 billion at June 30, 2020 and $5.8 billion at December 31, 2019.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2020		December 31, 2019
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,061,863	$8,222,482	$1,107,356	$7,584,829
Total capital-to-asset ratio	4.00%	5.18%	4.00%	4.68%
Total capital (b)	$6,354,882	$8,222,482	$6,482,481	$7,584,829
Leverage ratio	5.00%	7.76%	5.00%	7.02%
Leverage capital (c )	$7,943,602	$12,333,723	$8,103,101	$11,377,244

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	June 30, 2020	December 31, 2019
Redemption less than one year	$146	$835
Redemption from one year to less than three years	338	371
Redemption from three years to less than five years	366	402
Redemption from five years or greater	2,991	3,521
Total	$3,841	$5,129

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$4,924	$5,755	$5,129	$5,845
Capital stock subject to mandatory redemption reclassified from equity	-	3,937	-	4,049
Redemption of mandatorily redeemable capital stock (a)	(1,083)	(4,178)	(1,288)	(4,380)
Ending balance	$3,841	$5,514	$3,841	$5,514
Accrued interest payable (b)	$61	$117	$61	$117

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 5.90% for the three months ended June 30, 2020 and 6.35% for the three months ended June 30, 2019. Accrual rates are based on estimated dividend rates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Distribution received from Financing Corporation (FICO) — FICO was established by Congress in 1987 as a vehicle for recapitalizing the Federal Savings and Loan Insurance Corporation. FICO issued $8.2 billion of 30-year bonds (Obligations) with maturity dates between 2017 and 2019, the principal of which was to be repaid with the proceeds from zero-coupon U.S. Treasury bonds that FICO purchased with $680 million contributed by the Federal Home Loan Banks (FHLBanks), as FICO’s only stockholders, in exchange for nonvoting FICO stock. FICO was dissolved in 2019 in accordance with statute following payment in full of the Obligations and all creditor claims. Funds remaining were distributed in June 2020 to the FHLBanks in proportion to the amounts of FICO stock owned by each FHLBank. The FHLBNY’s share was $18.2 million, which was credited to Unrestricted retained earnings. The initial purchase of FICO capital stock in 1987 was charged-off to retained earnings; the subsequent recovery of the cost of the capital stock is also viewed as a capital transaction. In accordance with ASC 505-10-25-2 Equity, capital transactions are excluded from the determination of net income or the results of operations.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $734.3 million and $685.8 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2020 and December 31, 2019.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$137,525	$108,082	$242,632	$242,920

Net income available to stockholders	$137,525	$108,082	$242,632	$242,920

Weighted average shares of capital	68,083	58,232	63,587	56,998
Less: Mandatorily redeemable capital stock	(42)	(74)	(46)	(66)
Average number of shares of capital used to calculate earnings per share	68,041	58,158	63,541	56,932

Basic earnings per share	$2.02	$1.86	$3.82	$4.27

Note 16. Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all FHLBNY officers and employees. The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The FHLBNY offers two non-qualified Benefit Equalization Plans, which are retirement plans. The two plans restore and enhance defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations. The two non-qualified Benefit Equalization Plans (BEP) are unfunded.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Defined Benefit Plan	$2,500	$2,494	$5,000	$4,988
Benefit Equalization Plans (defined benefit and defined contribution)	3,105	1,838	4,661	3,770
Defined Contribution Plans	658	616	1,394	1,277
Postretirement Health Benefit Plan	61	84	122	167

Total retirement plan expenses	$6,324	$5,032	$11,177	$10,202

Benefit Equalization Plan (BEP)

The BEP restores and enhances certain defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations. The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method. Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals. The total liability is determined by projecting each person’s expected plan benefits. These projected benefits are then discounted to the measurement date. Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost). There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$392	$316	$784	$632
Interest cost	587	636	1,174	1,272
Amortization of unrecognized net loss	1,140	720	2,280	1,440
Amortization of unrecognized past service (credit)/cost	174	-	348	-

Net periodic benefit cost -Defined Benefit BEP	2,293	1,672	4,586	3,344

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	812	166	75	426
Total	$3,105	$1,838	$4,661	$3,770

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost (benefits attributed to service during the period)	$21	$21	$42	$42
Interest cost on accumulated postretirement health benefit obligation	78	127	156	254
Amortization of (gain)/loss	(38)	-	(76)	-
Amortization of prior service (credit)/cost	-	(64)	-	(129)
Net periodic postretirement health benefit (income)	$61	$84	$122	$167

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	June 30, 2020	December 31, 2019
Interest rate contracts
Interest rate swaps	$153,806,725	$107,837,925
Interest rate caps	800,000	800,000
Mortgage delivery commitments	49,196	44,768
Total interest rate contracts notionals	$154,655,921	$108,682,693

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

	June 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$279,113	$1,115,931	$241,501	$365,397
Cleared derivatives	305,417	297,175	367,202	352,576
Total gross recognized amount	584,530	1,413,106	608,703	717,973
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(232,381)	(1,045,786)	(104,011)	(333,471)
Cleared derivatives	(296,594)	(296,594)	(266,850)	(352,092)
Total gross amounts of netting adjustments and cash collateral	(528,975)	(1,342,380)	(370,861)	(685,563)
Net amounts after offsetting adjustments and cash collateral	$55,555	$70,726	$237,842	$32,410

Uncleared derivatives	$46,732	$70,145	$137,490	$31,926
Cleared derivatives	8,823	581	100,352	484
Total net amounts after offsetting adjustments and cash collateral	$55,555	$70,726	$237,842	$32,410

Derivative instruments - not nettable
Uncleared derivatives (a)	$274	$-	$105	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$47,006	$70,145	$137,595	$31,927
Cleared derivatives	8,823	581	100,352	484
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$55,829	$70,726	$237,947	$32,411

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$635,775	$-	$251,177	$-
Cannot be sold or repledged
Uncleared derivatives securities received	(32,871)	-	(115,238)	-

Total net amount of non-cash collateral received or repledged	$602,904	$-	$135,939	$-

Total net exposure cash and non-cash (e)	$658,733	$70,726	$373,886	$32,411

Net unsecured amount - Represented by:
Uncleared derivatives	$14,135	$70,145	$22,357	$31,927
Cleared derivatives	644,598	581	351,529	484
Total net exposure cash and non-cash (e)	$658,733	$70,726	$373,886	$32,411

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.

(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Future Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At June 30, 2020, the FHLBNY posted $1.0 billion in cash as settlement variation margin to FCMs. At December 31, 2019, the FHLBNY posted $100.1 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
interest rate swaps	$74,017,512	$461,048	$1,325,470
Total derivatives in hedging relationships under ASC 815	74,017,512	461,048	1,325,470

Derivatives not designated as hedging instruments
Interest rate swaps	78,711,213	89,001	85,819
Interest rate caps	800,000	54	-
Mortgage delivery commitments	49,196	274	-
Other (b)	1,078,000	34,427	1,817
Total derivatives not designated as hedging instruments	80,638,409	123,756	87,636

Total derivatives before netting and collateral adjustments	$154,655,921	584,804	1,413,106
Netting adjustments		(405,720)	(405,720)
Cash collateral and related accrued interest		(123,255)	(936,660)
Total netting adjustments and cash collateral		(528,975)	(1,342,380)
Total derivative assets and total derivative liabilities		$55,829	$70,726
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$635,775
Security collateral received from counterparty (c)		(32,871)
Net security		602,904
Net exposure		$658,733

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
interest rate swaps	$59,361,080	$414,480	$550,758
Total derivatives in hedging relationships under ASC 815	59,361,080	414,480	550,758

Derivatives not designated as hedging instruments
Interest rate swaps	47,404,845	179,784	162,702
Interest rate caps	800,000	50	-
Mortgage delivery commitments	44,768	105	1
Other (b)	1,072,000	14,389	4,513
Total derivatives not designated as hedging instruments	49,321,613	194,328	167,216

Total derivatives before netting and collateral adjustments	$108,682,693	608,808	717,974
Netting adjustments		(342,911)	(342,911)
Cash collateral and related accrued interest		(27,950)	(342,652)
Total netting adjustments and cash collateral		(370,861)	(685,563)
Total derivative assets and total derivative liabilities		$237,947	$32,411
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,177
Security collateral received from counterparty (c)		(115,238)
Net security		135,939
Net exposure		$373,886

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.

(c)	Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default. Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2020 and December 31, 2019.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended June 30,
	2020	2019
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(80,987)	$(360,128)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$87,549	$359,340

	Gains (Losses) on Fair Value Hedges
	Six months ended June 30,
	2020	2019
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(1,313,783)	$(521,712)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$1,311,857	$519,612

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at June 30, 2020 and December 31, 2019, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	June 30, 2020
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$45,363,596	$1,786,414	$-
Hedged AFS debt securities(a)	618,434	70,431	-
De-designated advances(b)	-	-	583
	$45,982,030	$1,856,845	$583

Liabilities:
Hedged consolidated obligation bonds	$8,557,856	$(620,391)	$-
Hedged consolidated obligation discount notes	16,162,993	(3,911)	-
De-designated consolidated obligation bonds(b)	-	-	(135,883)
De-designated consolidated obligation discount notes(b)	-	-	89
	$24,720,849	$(624,302)	$(135,794)

	December 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$40,722,558	$298,818	$-
Hedged AFS debt securities(a)	547,807	11,593	-
De-designated advances(b)	-	-	345
	$41,270,365	$310,411	$345
Liabilities:
Hedged consolidated obligation bonds	$11,366,044	$(377,000)	$-
Hedged consolidated obligation discount notes	3,493,297	105	-
De-designated consolidated obligation bonds(b)	-	-	(139,605)
	$14,859,341	$(376,895)	$(139,605)

(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	Basis valuation adjustments of de-designated (discontinued hedging relationships) on advances and debt were reported in the same line as the carrying amounts of hedged assets/liabilities. Par amounts of de-designated advances were $1.0 billion; par amounts of de-designated CO bonds were approximately $1.2 billion; par amounts of de-designated CO discount notes were approximately $1.7 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended June 30,
	2020				2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(348)	$-	$(6,128)	$(5,780)	$(116)	$-	$(69,786)	$(69,670)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Six months ended June 30,
	2020				2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(621)	$-	$(159,233)	$(158,612)	$(139)	$-	$(112,500)	$(112,361)

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Beginning January 1, 2019 post implementation of ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.4 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(5,081)	$(39,497)	$(169,215)	$(51,632)
Caps	(84)	125	5	(217)
Mortgage delivery commitments	1,244	303	1,119	500
Total gains (losses) on derivatives in economic hedges (a)	$(3,921)	$(39,069)	$(168,091)	$(51,349)

(a)	Valuation changes and accrued interest on the swaps (also referred to as swap interest settlement) on derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will reconcile to the line item – “Derivative gains (losses)” in Other income in the Statements of income.

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2020
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$44,308	$44,308	$44,308	$-	$-	$-
Interest-bearing deposits	925,000	925,001	-	925,001	-	-
Securities purchased under agreements to resell	4,950,000	4,949,997	-	4,949,997	-	-
Federal funds sold	5,355,000	5,354,999	-	5,354,999	-	-
Trading securities	12,923,831	12,923,831	12,921,673	2,158	-	-
Equity Investments	63,852	63,852	63,852	-	-	-
Available-for-sale securities	2,874,107	2,874,107	-	2,874,107	-	-
Held-to-maturity securities	14,348,334	15,034,177	-	13,828,987	1,205,190	-
Advances	113,788,556	113,792,086	-	113,792,086	-	-
Mortgage loans held-for-portfolio, net	3,164,709	3,278,261	-	3,278,261	-	-
Accrued interest receivable	225,556	225,556	-	225,556	-	-
Derivative assets	55,829	55,829	-	584,804	-	(528,975)
Other financial assets	358	358	-	-	358	-

Liabilities
Deposits	1,590,357	1,590,364	-	1,590,364	-	-
Consolidated obligations
Bonds	59,032,487	59,934,238	-	59,934,238	-	-
Discount notes	89,499,893	89,514,606	-	89,514,606	-	-
Mandatorily redeemable capital stock	3,841	3,841	3,841	-	-	-
Accrued interest payable	131,432	131,432	-	131,432	-	-
Derivative liabilities	70,726	70,726	-	1,413,106	-	(1,342,380)
Other financial liabilities	35,400	35,400	35,400	-	-	-

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2020 and December 31, 2019. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Fair values of Mortgage-backed securities deemed impaired — When a PLMBS is deemed to be impaired, it is recorded at fair value. The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable. Historically, impairments have been de minimis. The portfolio of PLMBS has declined as the FHLBNY has ceased acquiring PLMBS.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2020 and December 31, 2019.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2020 and December 31, 2019.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$2,158	$-	$2,158	$-	$-
U.S. Treasury securities	12,921,673	12,921,673	-	-	-
Equity Investments	63,852	63,852	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,874,107	-	2,874,107	-	-
Derivative assets (a)
Interest-rate derivatives	55,555	-	584,530	-	(528,975)
Mortgage delivery commitments	274	-	274	-	-

Total recurring fair value measurement - Assets	$15,917,619	$12,985,525	$3,461,069	$-	$(528,975)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(20,159,341)	$-	$(20,159,341)	$-	$-
Bonds (to the extent FVO is elected) (b)	(1,302,385)	-	(1,302,385)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(70,726)	-	(1,413,106)	-	1,342,380

Total recurring fair value measurement - Liabilities	$(21,532,452)	$-	$(22,874,832)	$-	$1,342,380

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,217	$-	$3,217	$-	$-
U.S. Treasury securities	15,315,592	15,315,592	-	-	-
Equity Investments	60,047	60,047	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,653,418	-	2,653,418	-	-
Derivative assets (a)
Interest-rate derivatives	237,842	-	608,703	-	(370,861)
Mortgage delivery commitments	105	-	105	-	-

Total recurring fair value measurement - Assets	$18,270,221	$15,375,639	$3,265,443	$-	$(370,861)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(2,186,603)	$-	$(2,186,603)	$-	$-
Bonds (to the extent FVO is elected) (b)	(12,134,043)	-	(12,134,043)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(32,410)	-	(717,973)	-	685,563
Mortgage delivery commitments	(1)	-	(1)	-	-

Total recurring fair value measurement - Liabilities	$(14,353,057)	$-	$(15,038,620)	$-	$685,563

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended June 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Real estate owned	$135	$-	$-	$135
Total non-recurring assets at fair value	$135	$-	$-	$135

	During the period ended December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$-	$80	$-
Real estate owned	306	-	-	306
Total non-recurring assets at fair value	$386	$-	$80	$306

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended June 30, 2020 and December 31, 2019, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2020 and December 31, 2019.

As with all advances, when advances are elected under the FVO, they are also fully collateralized through their terms to maturity. We consider our Consolidated obligation debt as high credit-quality, highly-rated instruments, and changes in fair values are generally related to changes in interest rates and investor preference, including investor asset allocation strategies. The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the recent past periods, and no adverse changes have been observed in their credit characteristics.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30,
	2020	2019	2020	2019
	Bonds		Discount Notes
Balance, beginning of the period	$(4,606,885)	$(7,367,064)	$(18,068,215)	$(994,773)
New transactions elected for fair value option	(500,000)	4,110,000	(4,271,624)	987,355
Maturities and terminations	3,775,000	-	2,182,845	-
Net gains (losses) on financial instruments held under fair value option	6,190	(2,653)	4,374	293
Change in accrued interest/unaccreted balance	23,310	20,860	(6,721)	7,125

Balance, end of the period	$(1,302,385)	$(3,238,857)	$(20,159,341)	$-

	Six months ended June 30,
	2020	2019	2020	2019
	Bonds		Discount Notes
Balance, beginning of the period	$(12,134,043)	$(5,159,792)	$(2,186,603)	$(3,180,086)
New transactions elected for fair value option	(1,300,000)	(3,220,000)	(20,120,994)	-
Maturities and terminations	12,067,000	5,145,000	2,182,845	3,170,915
Net gains (losses) on financial instruments held under fair value option	2,132	(2,711)	(13,522)	(113)
Change in accrued interest/unaccreted balance	62,526	(1,354)	(21,067)	9,284
Balance, end of the period	$(1,302,385)	$(3,238,857)	$(20,159,341)	$-

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2020			2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(8,312)	$6,190	$(2,122)	$(33,398)	$(2,653)	$(36,051)
Consolidated obligation discount notes	(21,808)	4,374	(17,434)	(5,519)	293	(5,226)

	$(30,120)	$10,564	$(19,556)	$(38,917)	$(2,360)	$(41,277)

	Six months ended June 30,
	2020			2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(45,402)	$2,132	$(43,270)	$(66,879)	$(2,711)	$(69,590)
Consolidated obligation discount notes	(36,134)	(13,522)	(49,656)	(22,800)	(113)	(22,913)

	$(81,536)	$(11,390)	$(92,926)	$(89,679)	$(2,824)	$(92,503)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	June 30, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$1,300,000	$1,302,385	$2,385
Consolidated obligation discount notes (c)	20,120,995	20,159,341	38,346
	$21,420,995	$21,461,726	$40,731

	December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801

	June 30, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$3,215,000	$3,238,857	$23,857

(a)	Advances – No advances elected under the FVO were outstanding at June 30, 2020 and December 31, 2019. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.	Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.9 trillion and $1.0 trillion as of June 30, 2020 and December 31, 2019.

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

The following table summarizes contractual obligations and contingencies as of June 30, 2020 (in thousands):

	June 30, 2020
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$37,081,435	$12,073,975	$2,867,025	$6,148,500	$58,170,935
Consolidated obligation discount notes at par	89,545,947	-	-	-	89,545,947
Mandatorily redeemable capital stock (a)	146	338	366	2,991	3,841
Premises (lease obligations) (b)	6,904	15,442	16,150	66,159	104,655
Remote backup site	670	1,224	542	-	2,436
Other liabilities (c)	69,524	10,594	8,563	70,114	158,795

Total contractual obligations	126,704,626	12,101,573	2,892,646	6,287,764	147,986,609
Other commitments
Standby letters of credit (d)	20,728,398	169,001	6,598	-	20,903,997
Consolidated obligation bonds/discount notes traded not settled	6,189,000	-	-	-	6,189,000
Commitments to fund additional advances	200,000	-	-	-	200,000
Commitments to fund pension	10,000	-	-	-	10,000
Open delivery commitments (MPF)	49,196	-	-	-	49,196

Total other commitments	27,176,594	169,001	6,598	-	27,352,193

Total obligations and commitments	$153,881,220	$12,270,574	$2,899,244	$6,287,764	$175,338,802

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, all lease obligations, including legacy leases were recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Effective January 1, 2020, we adopted the framework for credit losses under ASU 2016-13 (Topic 326), which did not result in a recognition of credit losses on off-balance arrangements as of January 1, 2020 or periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Operating Lease Commitments

Effective January 1, 2019, the FHLBNY adopted new guidance under ASU 2016-02, Leases (Topic 842) that requires lessees to recognize on the balance sheet all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At June 30, 2020 and December 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

	June 30, 2020	December 31, 2019
Operating Leases (a)
Right-of-use assets	$73,036	$75,464
Lease Liabilities	$86,939	$89,365

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Lease Expense	$1,940	$1,899	$3,880	$3,716
Operating cash flows - Cash Paid	$1,982	$1,658	$3,878	$3,191

	June 30, 2020		December 31, 2019
Weighted Average Discount Rate	3.29%		3.29%
Weighted Average Remaining Lease Term	12.50	Years	12.98	Years

	Remaining maturities through
Operating lease liabilities	June 30, 2020	December 31, 2019
Remainder of 2020	$4,008	$7,886
2021	8,107	8,107
2022	8,205	8,205
2023	8,575	8,575
2024	8,282	8,282
Thereafter	69,886	69,886
Total undiscounted lease payments	107,063	110,941
Imputed interest	(20,124)	(21,576)
Total operating lease liabilities	$86,939	$89,365

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 20.	Related Party Transactions.

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

Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2020 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2020 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $6.7 million and $7.3 million at June 30, 2020 and December 31, 2019.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2020, compared to $0.6 million and $1.2 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with impairment analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At June 30, 2020 and December 31, 2019, outstanding notional amounts were $539.0 million and $536.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the three months ended June 30, 2020. In the six months ended June 30, 2020, overnight loans extended to other FHLBanks averaged $4.1 million compared to loans that averaged $17.0 million and $12.7 million in the three and six months ended June 30, 2019. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the six months ended June 30, 2020. In the six months ended June 30, 2019, the FHLBNY borrowed a total of $750.0 million in overnight loans from other FHLBanks. The borrowings averaged $2.8 million for the six months ended June 30, 2019. Interest expense was immaterial.

Cash and Due from Banks

At June 30, 2020 and December 31, 2019, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at June 30, 2020 and December 31, 2019 and transactions for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2020	December 31, 2019
	Related	Related
Assets
Advances	$113,788,556	$100,695,241
Accrued interest receivable	119,801	181,792

Liabilities and capital
Deposits	$1,590,357	$1,194,409
Mandatorily redeemable capital stock	3,841	5,129
Accrued interest payable	170	140
Affordable Housing Program (a)	159,464	153,894
Other liabilities (b)	35,400	45,388

Capital	$8,138,108	$7,531,895

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	Related	Related	Related	Related
Interest income
Advances	$326,230	$704,936	$790,795	$1,396,832
Interest-bearing deposits	-	2	1	3
Loans to other FHLBanks	-	104	33	154

Interest expense
Deposits	$146	$5,976	$3,374	$11,941
Mandatorily redeemable capital stock	56	108	135	208
Cash collateral held and other borrowings	-	-	-	50

Service fees and other	$4,622	$4,117	$9,322	$8,248

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 21.	Segment Information and Concentration.

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

The top ten advance holders at June 30, 2020, December 31, 2019 and June 30, 2019 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2020
				Percentage of	Three Months		Six Months
	City	State	Par Advances	Total Par Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$26,450,000	23.62%	$99,454	33.02%	$206,533	31.78%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	15,245,000	13.61	52,741	17.51	126,712	19.49
Metropolitan Tower Life Insurance Company	New York	NY	955,000	0.85	633	0.21	633	0.10
Subtotal MetLife, Inc.			16,200,000	14.46	53,374	17.72	127,345	19.59
New York Community Bank (b)	Westbury	NY	13,552,661	12.10	58,381	19.38	123,458	18.99
Equitable Financial Life Insurance Company (c)	New York	NY	6,692,475	5.98	18,184	6.04	47,371	7.29
HSBC Bank USA, National Association	New York	NY	5,750,000	5.13	14,001	4.65	19,856	3.05
Investors Bank (b)	Short Hills	NJ	4,175,319	3.73	16,056	5.33	40,036	6.16
Signature Bank	New York	NY	3,884,245	3.47	14,643	4.86	36,450	5.61
Prudential Insurance Company of America	Newark	NJ	3,564,325	3.18	9,343	3.10	13,083	2.01
Teachers Ins. & Annuity Assoc of America	New York	NY	3,387,600	3.02	4,614	1.53	9,284	1.43
Valley National Bank (b)	Wayne	NJ	3,362,352	3.00	13,177	4.37	26,608	4.09
Total			$87,018,977	77.69%	$301,227	100.00%	$650,024	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At June 30, 2020, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	AXA Equitable Life Insurance Company changed name to Equitable Financial Life Insurance Company in the second quarter of 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2019
				Percentage of
				Total	Twelve Months
	City	State	Par Advances	Par Value of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$23,045,000	22.95%	$486,275	27.71%
Metropolitan Life Insurance Company	New York	NY	14,445,000	14.39	367,507	20.94
New York Community Bank (b)	Westbury	NY	13,102,661	13.05	259,207	14.77
AXA Equitable Life Insurance Company	New York	NY	6,900,415	6.87	111,997	6.38
Investors Bank (b)	Short Hills	NJ	4,986,397	4.97	115,789	6.60
Signature Bank	New York	NY	4,142,144	4.13	127,299	7.26
New York Life Insurance Company	New York	NY	2,825,000	2.81	81,348	4.64
Valley National Bank (b)	Wayne	NJ	2,397,769	2.39	88,389	5.04
Sterling National Bank	Montebello	NY	2,245,000	2.24	76,029	4.33
ESL Federal Credit Union	Rochester	NY	1,739,823	1.73	40,937	2.33
Total			$75,829,209	75.53%	$1,754,777	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2019
				Percentage of	Three Months		Six Months
	City	State	Par Advances	Total ParValue of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$23,150,000	22.69%	$172,617	34.49%	$306,535	31.77%
Metropolitan Life Insurance Company	New York	NY	14,245,000	13.96	97,123	19.41	192,359	19.94
New York Community Bank (b)	Westbury	NY	11,627,661	11.40	64,027	12.79	128,552	13.33
Investors Bank (b)	Short Hills	NJ	5,635,474	5.52	31,527	6.30	59,733	6.19
Signature Bank	New York	NY	5,362,364	5.26	35,219	7.04	68,317	7.08
AXA Equitable Life Insurance Company	New York	NY	3,990,415	3.91	25,004	5.00	49,947	5.18
Sterling National Bank	Montebello	NY	3,765,000	3.69	18,677	3.73	42,937	4.45
Valley National Bank (b)	Wayne	NJ	3,530,000	3.46	21,846	4.36	41,705	4.32
New York Life Insurance Company	New York	NY	3,000,000	2.94	20,974	4.19	42,967	4.45
HSBC Bank USA, National Association (c)	New York	NY	2,000,000	1.96	13,478	2.69	31,776	3.29
Total			$76,305,914	74.79%	$500,492	100.00%	$964,828	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At June 30, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	Effective second quarter 2019, location changed from McLean, VA to New York, NY.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020 (the “2019 Annual Report”), Part II, Item 1A of this quarterly report on Form 10-Q, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

•	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
•	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
•	the Bank’s expectations relating to future balance sheet growth;
•	the LIBOR interest rate transition to other alternatives;
•	the Bank’s targets under the Bank’s retained earnings plan;
•	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and
•	the Bank’s statements related to reform legislation, including without limitation, housing, government-sponsored enterprise or COVID-19 pandemic legislation.

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of the 2019 Annual Report, Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and the risks set forth below:

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE
Table(s)	Description	Page(s)
	Selected Financial Data	70-71
	Replacement of London Interbank Offered Rates (LIBOR)	75-76
1.1	Financial Condition	72
2.1 - 2.8	Advances	77-80
3.1 - 3.8	Investments	81-85
4.1 - 4.3	Mortgage Loans	86-87
5.1 - 5.11	Consolidated Obligations	88-92
6.1 - 6.4	Capital	93-95
7.1	Derivatives	96
8.1 - 8.3	Liquidity	97-98
8.4	Short Term Debt	99
9.1 - 9.13	Results of Operations	100-116
10.1	Assessments	117

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

Cooperative business model. As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members. We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and also by paying a dividend on members’ capital stock. Our financial strategies are designed to enable us to expand and contract in response to member credit needs. By investing capital in high-quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing Consolidated obligations (CO bonds and CO discount notes), and meet other obligations. The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments. Our Board of Directors and Management determine the pricing of member credit and dividend policies based on the needs of our members and the cooperative as well as current and forecasted conditions in the marketplace.

Business segment. We manage our operations as a single business segment. Advances to members are our primary focus and the principal factor that impacts our operating results.

Recent Developments

Primarily due to the COVID-19 pandemic (or, coronavirus, Coronavirus-19), conditions in the financial markets deteriorated significantly beginning in late February and into March 2020, creating substantial uncertainty about future economic activity and the global and national economic environment. The Federal Reserve undertook a number of emergency actions starting in March 2020 to, among other things, help facilitate liquidity and support stability in the fixed income markets while volatility across global capital markets dramatically increased. Notably, the Federal Reserve increased substantially its provision of liquidity to the repurchase agreement and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of its commitment to using its full range of tools to support households, businesses, and the U.S. economy overall in this challenging time. Governmental and public actions taken in response to the effects of the coronavirus pandemic seemed to have helped steady the markets and the global and U.S. economy. However, the situation continues to evolve, and the full duration and impact of the pandemic remains uncertain.

Advance demand increased notably in March 2020 as members increased their liquidity and responded to their customers’ needs for cash. Subsequently, advances demand has declined as members received an influx of deposits and had other governmental support mechanisms available to them. Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from factors such as lower market interest rates, unusual relationships among market rate curves, credit market conditions, uncertainties on valuation of assets, demand for loans from members’ customers, supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses.

The Bank continued to manage its operations in the second quarter of 2020 in response to the COVID-19 pandemic. In connection with the Bank’s Business Continuity Program (“BCP”), the Bank’s staff successfully worked and conducted operations fully remotely throughout the second quarter and beyond, without any significant operational problems to date. The BCP is intended to help ensure the safety and welfare of our employees, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The BCP contains operating procedures for critical processes and identifies resources and staff necessary to continue operations based on business defined recovery time objectives and communication requirements for internal and external stakeholders.

The Bank continued to meet its funding needs throughout recent events. The disruptions in the funding markets during March largely subsided during the second quarter, as spreads between the Bank’s consolidated obligations and U.S. Treasury securities returned to more normalized levels and market access for required funding stabilized. The FHLBanks continued to coordinate and cooperate to ensure orderly access for the FHLBanks to the funding markets in the issuance of System consolidated obligations. As a consequence of the Federal Reserve’s Open Market Operations in response to market disruptions, unusual relationships among interest rate curves largely normalized and funding markets stability improved during the second quarter. However, as the future path of the pandemic is unpredictable, so is its potential impact on the capital markets and the FHLBanks’ funding conditions.

The impact of the Covid-19 pandemic on the Bank’s future earnings and dividends continues to be difficult to forecast given the uncertainties about the health crisis, the actions of national and local policymakers, the impact on the economy, markets, and the business climate, and the potential impact of changes in consumer and business behavior on our members’ business. These and other factors may reduce the volume of assets on the Bank’s balance sheet and the spreads we earn on those assets. Low market interest rates will reduce the income we earn from capital. Changes in market conditions affecting CO issuance spreads have been volatile.  Uncertainty with regard to future investor appetite for increased Treasury and GSE issuance may indicate higher future debt costs and reduce the Bank’s margins as issuance amounts rise.

The market disruption caused by the pandemic has negatively affected mortgage collateral valuations, and the Bank has responded by applying updated mortgage valuations to pledged mortgage collateral. Where necessary, members have pledged additional qualifying collateral to reflect current market conditions and/or to address increased advance demand in order to comply with their collateral maintenance requirements. The Bank remained adequately collateralized throughout the second quarter, and will continue to monitor credit and collateral conditions and endeavor to make adjustments as needed. In addition, the Bank has implemented certain relief measures to help members serve their customers affected by the COVID-19 pandemic. These measures include forbearance and modification for MPF program loans, forbearance and modifications for pledged loan collateral, and allowing electronic signatures on loan documentation in certain circumstances.

In May 2020, the Bank began offering a variety of loan and grant programs to help assist members in responding to the challenges brought about by the COVID-19 pandemic. Also in response to the COVID-19 pandemic, the Finance Agency took certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic.

See “Legislative and Regulatory Developments” in this section for more information.

Credit Losses under ASU 2016-13 (CECL) — Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (CECL), under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. Prior to adoption of this framework, allowance was based on management’s estimate of probable incurred credit losses. Adoption of the new framework did not have a material impact on our financial results of operations and cash flows. For more information, see Note 1. Critical Accounting Policies and Estimates in notes to Financial Statements.

2020 Second Quarter Financial Results

Net income — Net income for 2020 second quarter was $137.5 million, an increase of $29.4 million, or 27.2% compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between costing yields on debt and the yields earned on advances, mortgage-backed securities, other investments, and other interest earning assets.

Net interest income — 2020 second quarter Net interest income was $229.7 million, an increase of $66.1 million, or 40.4%, driven primarily by increase in advance volume, as measured by average outstanding balances; and, by favorable funding spreads, specifically costing yields on CO discount notes, which benefited from investor demand for high-quality liquid FHLBank discount notes.

Period-over-period changes in Net interest income are largely a factor of the prevailing interest rates and their impact on interest income and interest expense, as well as the volume of interest-earning assets. Volume-related increases in earning assets and changes in funding mix made a favorable impact of $51.6 million in the 2020 second quarter. Average interest-earning assets totaled $173.7 billion in the 2020 second quarter, compared to $147.7 billion in the same period last year. Higher advance volume was a key contributor. Yield related changes made a small, but a positive contribution of $14.5 million, due to better funding utilizing favorably priced CO discount notes. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 49 basis points in the 2020 second quarter, compared to 32 basis points in the same period last year.

Stockholders’ capital, which is typically employed to fund short-term interest-earning assets, increased to $8.7 billion in the 2020 second quarter, up from $7.5 billion in the same period last year, a positive change for interest margin. Increase in Capital stock was in line with increase in advances as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

2020 second quarter Net interest income was adversely impacted by interest rate hedging, primarily due to the effects of interest settlements. Interest settlements and fair values in aggregate recorded a loss of $60.7 million. In contrast, in the same period last year, a net favorable contribution of $51.2 million was recorded. The impact of fair values was not material in either period. Net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 fluctuate with changes in the benchmark rates as designed and achieve our interest rate risk management objectives.

Other income (loss) — 2020 second quarter Other income (loss) reported a loss of $22.8 million, compared to a loss of $1.3 million in the same period last year. The more significant components are noted below:

Liquidity “trading” securities — Portfolio of U.S. Treasury securities held for liquidity reported a net loss in the 2020 second quarter of $41.4 million, which comprised of realized gains of $29.5 million on securities sold and unrealized valuation losses of $70.9 million on inventories outstanding at June 30, 2020. Fed’s intention to continue open market purchasing U.S. Treasury securities and recovery prospects pushed market yields higher at June 30, 2020, causing valuation losses on our fixed-rate Treasury securities. In contrast, the portfolio recorded net gains of $33.9 million in the same period last year.

Derivative gains and losses (Standalone derivative instruments) — Standalone derivatives recorded net losses of $3.9 million in the 2020 second quarter, compared to a net loss of $39.1 million in the same period last year. Recorded losses were the aggregate effects of changes in fair values and the impact of interest settlements (accruals) on derivatives in economic hedges. 2020 second quarter net loss was primarily due to unfavorable interest settlements (accruals), which reported an expense of $39.2 million, partly offset by net fair value gains on swaps in economic hedges of assets and liabilities. More information is presented in Table 9.12: Other Income (Loss) – Impact of Derivatives Gains and Losses.

Market value gains and losses on grantor trust — Equity and bond mutual funds held in grantor trust to fund certain payments to retirees participating in non-qualified retirement plans reported net gains of $7.3 million and $1.9 million in the second quarter of 2020 and 2019.

Other expenses were $51.0 million and $42.4 million in the second quarter of 2020 and 2019. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Compensation and benefit expense were higher. Also, includes $3.6 million in grants paid in the second quarter of 2020 to a Small Business Relief Grant program, which was established by us to provide funding for businesses and communities affected by COVID-19.

Affordable Housing Program Assessments (AHP) allocated from Net income were $15.3 million and $12.0 million in the second quarter of 2020 and 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.47 per share (5.90% annualized) was paid in the second quarter of 2020, compared to $1.57 per share (6.35% annualized) in the same period in 2019.

Financial Condition — June 30, 2020 compared to December 31, 2019

Total assets declined to $158.9 billion at June 30, 2020 from $162.1 billion at December 31, 2019, a decrease of $3.2 billion, or 2.0%.

Cash at banks was $44.3 million at June 30, 2020, compared to $603.2 million at December 31, 2019.

Interest-bearing deposits are generally overnight investments at highly-rated financial institutions. Balances were $925.0 million and $0 at June 30, 2020 and December 31, 2019.

Money market investments at June 30, 2020 were $5.4 billion in federal funds sold and $5.0 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements.

Advances — Par balances increased at June 30, 2020 to $112.0 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances decreased by 24.4% to $18.4 billion at June 30, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 77.9% to $29.1 billion at June 30, 2020, compared to $16.4 billion at December 31, 2019. While demand for advances in the immediate months following the onset of COVID-19 pandemic was unprecedented and stood at $134.4 billion at March 31, 2020, member borrowings have since declined and was $112.0 billion as of June 30, 2020, specifically driven by large members who have prepaid certain advances or have not rolled-over maturing advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $313.8 million and $344.0 million at June 30, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $2.6 billion and $2.3 billion at June 30, 2020 and December 31, 2019.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities, in the HTM portfolio were $13.2 billion and $14.1 billion at June 30, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at June 30, 2020 and at December 31, 2019.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At June 30, 2020, trading investments were $12.9 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments, and were carried on the balance sheet at fair values of $63.9 million and $60.0 million at June 30, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.1 billion at June 30, 2020, a decrease of $3.3 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Serious delinquencies at June 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $6.5 million at June 30, 2020, compared to $0.7 million at December 31, 2019.

Capital ratios — Our capital position remains strong. At June 30, 2020, actual risk-based capital was $8.2 billion, compared to required risk-based capital of $1.1 billion. To support $158.9 billion of total assets at June 30, 2020, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.2 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2020 balance sheet leverage (based on U.S. GAAP) was 19.5 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2020 included $42.5 million as demand cash balances at the Federal Reserve Bank of New York (FRBNY), $10.3 billion in short-term and overnight investments in the federal funds and the repo markets, and

$2.9 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to find and to implement the transition to suitable replacements for LIBOR. More information is provided in the Balance Sheet Overview in this MD&A.

Rating — The U.S. Government's credit is rated by Moody's as Aaa with outlook as stable, and AA+ and stable by Standard & Poor's (S&P). Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody's and AA+/A- 1+ by S&P. Fitch Ratings has rated the U.S. sovereign debt as AAA, but recently revised the outlook on its U.S. sovereign rating to “negative” from “stable” to reflect what Fitch described as “the ongoing deterioration in the U.S. public finances and the absence of a credible fiscal consolidation plan.” Any negative rating actions on the U.S. Government could potentially result in all individual FHLBanks' long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any U.S. sovereign rating action.

New Mortgage Program

In the fourth quarter of 2020, the FHLBNY will offer to our members a new mortgage participation program.  The new program, Mortgage Asset Programsm (MAP), was created based on feedback from members and will better serve the needs of our district. MAP will replace the MPF Program® beginning in 2021.  Legacy MPF loans will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider. In the MAP program, we will purchase investment grade, conventional one-to-four family or government-insured loans from participating members. Due to the unique credit enhancement structure and MAP program requirements of acquiring loans with strong credit quality indicators, we expect loan performance to remain within its credit quality indicators. To capitalize this activity, member sellers will also be required to purchase stock, as mandated by the FHLBNY’s capital plan, equal to 4.5% of the outstanding principal balance of the MAP assets sold by the member to the FHLBNY.  At this point, we cannot forecast with certainty the volume of loans or the income from this program. We do not expect the new program to have a significant impact on our earnings, cash flows or our operations.  MAP will help fulfill our mission by providing an off-balance sheet option of providing liquidity in all operating environments.

Distribution received from Financing Corporation (FICO) — FICO was established by Congress in 1987 as a vehicle for recapitalizing the Federal Savings and Loan Insurance Corporation. FICO was dissolved in 2019 in accordance with statute following payment in full of its obligations and all creditor claims. Funds remaining were distributed in June 2020 to the FHLBanks in proportion to the amounts of FICO stock owned by each FHLBank. The FHLBNY’s share was $18.2 million and was credited to Unrestricted retained earnings. More information is provided in financial statements Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates &

Recently issued Accounting Standards and Interpretations. For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2. FASB Standards Issued But Not Yet Adopted.

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Critical Accounting Policies and Estimates in this Form 10-Q and in the 2019 Form 10-K filed on March 20, 2020.

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2020	2020	2019	2019	2019
Investments (a)	$41,440	$42,385	$56,892	$43,025	$44,474
Advances	113,789	136,151	100,695	94,301	102,429
Mortgage loans held-for-portfolio, net (b)	3,165	3,210	3,173	3,055	2,986
Total assets	158,872	182,733	162,062	141,062	150,574
Deposits and borrowings	1,590	1,703	1,194	1,537	1,256
Consolidated obligations, net
Bonds	59,032	81,089	78,764	76,044	78,729
Discount notes	89,500	90,250	73,959	55,534	62,380
Total consolidated obligations	148,532	171,339	152,723	131,578	141,109
Mandatorily redeemable capital stock	4	5	5	5	6
AHP liability	159	156	154	161	164
Capital
Capital stock	6,334	7,313	5,779	5,474	5,841
Retained earnings
Unrestricted	1,150	1,108	1,116	1,097	1,108
Restricted	734	706	685	660	640
Total retained earnings	1,884	1,814	1,801	1,757	1,748
Accumulated other comprehensive income (loss)	(80)	(125)	(48)	(51)	(42)
Total capital	8,138	9,002	7,532	7,180	7,547
Equity to asset ratio (c)(j)	5.12%	4.93%	4.65%	5.09%	5.01%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2020	2020	2019	2019	2019	2020	2019
Investments (a)	$44,504	$49,984	$49,857	$48,091	$43,253	$47,244	$42,422
Advances	125,320	102,777	94,352	90,402	101,562	114,048	99,357
Mortgage loans held-for-portfolio, net	3,201	3,201	3,117	3,017	2,963	3,201	2,948
Total assets	174,578	157,442	148,434	142,552	148,615	166,010	145,518
Interest-bearing deposits and other borrowings	1,471	1,193	1,230	1,187	1,050	1,332	1,051
Consolidated obligations, net
Bonds	73,182	83,985	75,249	74,310	80,528	78,583	80,611
Discount notes	89,559	63,399	63,372	58,832	58,537	76,479	55,487
Total consolidated obligations	162,741	147,384	138,621	133,142	139,065	155,062	136,098
Mandatorily redeemable capital stock	4	5	5	5	7	5	7
AHP liability	157	154	154	163	161	155	160
Capital
Capital stock	6,854	5,854	5,480	5,299	5,816	6,354	5,703
Retained earnings
Unrestricted	1,114	1,099	1,090	1,093	1,095	1,106	1,092
Restricted	717	692	668	648	626	705	613
Total retained earnings	1,831	1,791	1,758	1,741	1,721	1,811	1,705
Accumulated other comprehensive income (loss)	(114)	(56)	(49)	(47)	(30)	(85)	(24)
Total capital	8,571	7,589	7,189	6,993	7,507	8,080	7,384

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2020	2020	2019	2019	2019	2020	2019
Net income	$138	$105	$129	$101	$108	$243	$243
Net interest income (d)	230	153	164	162	164	383	341
Dividends paid in cash (e)	86	88	85	92	88	174	189
AHP expense	15	12	14	11	12	27	27
Return on average equity (f)(g)(j)	6.45%	5.57%	7.08%	5.75%	5.77%	6.04%	6.63%
Return on average assets (g)(j)	0.32%	0.27%	0.34%	0.28%	0.29%	0.29%	0.34%
Net OTTI impairment losses	-	-	(1)	-	-	-	-
Other non-interest income (loss)	(23)	8	27	(4)	(1)	(15)	12
Total other income (loss)	(23)	8	26	(4)	(1)	(15)	12
Operating expenses (h)	40	37	42	39	36	77	70
Finance Agency and
Office of Finance expenses	4	5	5	4	4	9	8
Total other expenses (k)	51	44	48	45	43	95	83
Operating expenses ratio (g)(i)(j)	0.09%	0.09%	0.11%	0.11%	0.10%	0.09%	0.10%
Earnings per share	$2.02	$1.80	$2.34	$1.91	$1.86	$3.82	$4.27
Dividends per share	$1.47	$1.60	$1.60	$1.58	$1.57	$3.07	$3.31
Headcount (Full/part time)	346	344	342	334	337	346	337

(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses on mortgage loans were $6.5 million, $3.5 million, $0.7 million, $0.6 million and $0.5 million for the periods ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.

(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:      Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	June 30, 2020	December 31, 2019	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$44,308	$603,241	$(558,933)	(92.66)%
Interest-bearing deposits	925,000	-	925,000	NM
Securities purchased under agreements to resell	4,950,000	14,985,000	(10,035,000)	(66.97)
Federal funds sold	5,355,000	8,640,000	(3,285,000)	(38.02)
Trading securities	12,923,831	15,318,809	(2,394,978)	(15.63)
Equity Investments	63,852	60,047	3,805	6.34
Available-for-sale securities	2,874,107	2,653,418	220,689	8.32
Held-to-maturity securities	14,348,334	15,234,482	(886,148)	(5.82)
Advances	113,788,556	100,695,241	13,093,315	13.00
Mortgage loans held-for-portfolio	3,164,709	3,173,352	(8,643)	(0.27)
Loans to other FHLBanks	-	-	-	NM
Accrued interest receivable	225,556	312,559	(87,003)	(27.84)
Premises, software, and equipment	68,979	63,426	5,553	8.76
Operating lease right-of-use assets	73,036	75,464	(2,428)	(3.22)
Derivative assets	55,829	237,947	(182,118)	(76.54)
Other assets	10,945	9,036	1,909	21.13

Total assets	$158,872,042	$162,062,022	$(3,189,980)	(1.97)%

Liabilities
Deposits
Interest-bearing demand	$1,497,431	$1,144,519	$352,912	30.83%
Non-interest-bearing demand	59,926	34,890	25,036	71.76
Term	33,000	15,000	18,000	120.00

Total deposits	1,590,357	1,194,409	395,948	33.15

Consolidated obligations
Bonds	59,032,487	78,763,309	(19,730,822)	(25.05)
Discount notes	89,499,893	73,959,205	15,540,688	21.01
Total consolidated obligations	148,532,380	152,722,514	(4,190,134)	(2.74)

Mandatorily redeemable capital stock	3,841	5,129	(1,288)	(25.11)

Accrued interest payable	131,432	156,889	(25,457)	(16.23)
Affordable Housing Program	159,464	153,894	5,570	3.62
Derivative liabilities	70,726	32,411	38,315	118.22
Other liabilities	158,795	175,516	(16,721)	(9.53)
Operating lease liabilities	86,939	89,365	(2,426)	(2.71)

Total liabilities	150,733,934	154,530,127	(3,796,193)	(2.46)

Capital	8,138,108	7,531,895	606,213	8.05

Total liabilities and capital	$158,872,042	$162,062,022	$(3,189,980)	(1.97)%

NM — Not meaningful.

Balance Sheet overview June 30, 2020 and December 31, 2019

Total assets declined to $158.9 billion at June 30, 2020 from $162.1 billion at December 31, 2019, a decrease of $3.2 billion, or 2.0%.

Cash at banks was $44.3 million at June 30, 2020, compared to $603.2 million at December 31, 2019. Interest-bearing deposits are generally overnight investments at highly-rated financial institutions. Balances were $925.0 million and $0 at June 30, 2020 and December 31, 2019.

Money market investments at June 30, 2020 were $5.4 billion in federal funds sold and $5.0 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $10.7 billion, $9.0 billion and $9.3 billion in the second quarter of 2020, fourth quarter of 2019 and second quarter of 2019, respectively. Resale agreements averaged $2.2 billion, $9.9 billion and $8.6 billion in the second quarter of 2020, fourth quarter of 2019 and second quarter 2019, respectively.

Advances — Par balances increased at June 30, 2020 to $112.0 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances decreased by 24.4% to $18.4 billion at June 30, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 77.9% to $29.1 billion at June 30, 2020, compared to $16.4 billion at December 31, 2019.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $313.8 million and $344.0 million at June 30, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $2.6 billion and $2.3 billion at June 30, 2020 and December 31, 2019. We acquired $72.0 million of fixed-rate GSE-issued MBS in the first half of 2020. As permitted under the new hedging guidance, effective January 1, 2019 we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS. The transfer enhanced balance sheet management.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities, in the HTM portfolio were $13.2 billion and $14.1 billion at June 30, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $243.0 million of fixed-rate GSE-issued MBS in the first half of 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at June 30, 2020 and at December 31, 2019. There were no new acquisitions in the 2020 and 2019 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At June 30, 2020, trading investments were $12.9 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes. We acquired $3.1 billion of U.S. Treasury securities in the six months ended June 30, 2020. During the same period in 2020, we sold $4.3 billion of the securities at a net gain of $38.3 million. In the 2019 period, we sold $750.0 million of U.S. Treasury securities at an immaterial gain. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments, and were carried on the balance sheet at fair values of $63.9 million and $60.0 million at June 30, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.1 billion at June 30, 2020, a decrease of $3.3 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the six months of 2020 were $286.8 million, compared to $119.5 million in the prior year same period. Acquisitions in the six months of 2020 were $288.5 million, compared to $180.3 million in the prior year same period. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies at June 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $6.5 million at June 30, 2020, compared to $0.7 million at December 31, 2019.

Capital ratios — Our capital position remains strong. At June 30, 2020, actual risk-based capital was $8.2 billion, compared to required risk-based capital of $1.1 billion. To support $158.9 billion of total assets at June 30, 2020, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.2 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2020 balance sheet leverage (based on U.S. GAAP) was 19.5 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2020 included $42.5 million as demand cash balances at the FRBNY, $10.3 billion in short-term and overnight investments in the federal funds and the repo markets, and $2.9 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directed the Federal Home Loan Banks to cease, by March 31, 2020 entering into new LIBOR – referenced instruments with maturities beyond December 31, 2021 (other than for investments and option embedded products, the date was extended to June 30, 2020). See Legislative and Regulatory Developments in our most recent Form 10-K for 2019 filed on March 20, 2020. The following data provides an overview of LIBOR-indexed assets, liabilities and derivatives with remaining maturities beyond the expected LIBOR transition date:

June 30, 2020
In thousands	Variable-rate LIBOR-indexed Advances
Total Par	$29,013,967
Maturing in 2022 and thereafter	$6,906,500

June 30, 2020
Variable-rate LIBOR-indexed Debt
In thousands	CO Bonds
Total Par	$22,207,500
Maturing in 2022 and thereafter	$-

June 30, 2020
Interest rate swaps
In thousands	LIBOR-indexed
Total Par	$93,409,418
Maturing in 2022 and thereafter	$22,640,190

	June 30, 2020
	Variable-rate LIBOR-indexed Securities
	Liquidity trading portfolio
In thousands	Corporate bonds and HFA	MBS/AFS	MBS/HTM
Total UPB	$913,132	$312,265	$4,408,004
Maturing in 2022 and thereafter	$913,132	$311,954	$4,297,959

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

Carrying value of advances outstanding at June 30, 2020 and December 31, 2019 were $113.8 billion and $100.7 billion. Carrying values included cumulative hedging basis adjustment gains of $1.8 billion and $299.2 million at June 30, 2020 and December 31, 2019. For more information about basis adjustments, see Table 2.6 Advances by Maturity and Yield Type in this MD&A.

Table 2.1:	Advance Trends

Member demand for advance products

Par amount of advances outstanding was $112.0 billion at June 30, 2020, down from $134.4 billion at March 31, 2020 and up from $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by COVID-19 pandemic 2020. In June 2020, the same larger member banks that had borrowed short-term advances in March 2020 are now allowing the short-term borrowings to roll-off at maturity.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2:	Advances by Product Type

	June 30, 2020		December 31, 2019
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$29,110,467	25.99%	$16,364,967	16.30%
Fixed Rate Advances	57,011,408	50.90	49,548,877	49.35
Short-Term Advances	18,437,077	16.46	24,401,935	24.31
Mortgage Matched Advances	212,351	0.19	240,182	0.24
Overnight & Line of Credit (OLOC) Advances	457,650	0.41	3,407,551	3.39
All other categories	6,772,606	6.05	6,432,566	6.41

Total par value	112,001,559	100.00%	100,396,078	100.00%

Hedge valuation basis adjustments	1,786,997		299,163

Total	$113,788,556		$100,695,241

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

The following table summarizes pledged collateral at June 30, 2020 and December 31, 2019 (in thousands):

Table 2.3:	Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
June 30, 2020	$112,001,559	$21,056,993	$133,058,552	$314,346,340	$57,292,586	$371,638,926
December 31, 2019	$100,396,078	$22,108,414	$122,504,492	$308,663,555	$45,016,365	$353,679,920

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4:	Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
June 30, 2020	$58,219,215	$313,419,711	$371,638,926
December 31, 2019	$45,876,619	$307,803,301	$353,679,920

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table	2.5: Advances by Interest-Rate Payment Terms

	June 30, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$82,887,592	74.01%	$84,027,611	83.70%
Variable-rate (b)	29,113,967	25.99	16,368,467	16.30
Variable-rate capped or floored (c)	-	-	-	-
Overdrawn demand deposit accounts	-	-	-	-

Total par value	112,001,559	100.00%	100,396,078	100.00%

Hedge valuation basis adjustments	1,786,997		299,163

Total	$113,788,556		$100,695,241

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at June 30, 2020, with only 11.1% of advances in the remaining maturity bucket of greater than 5 years (10.5% at December 31, 2019). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table	2.6: Advances by Maturity and Yield Type

	June 30, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$46,490,555	41.51%	$54,411,782	54.20%
Due after one year	36,397,037	32.50	29,615,829	29.50
Total Fixed-rate	82,887,592	74.01	84,027,611	83.70
Variable-rate
Due in one year or less	18,210,800	16.26	14,794,500	14.74
Due after one year	10,903,167	9.73	1,573,967	1.56
Total Variable-rate	29,113,967	25.99	16,368,467	16.30
Total par value	112,001,559	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments (a)	1,786,997		299,163
Total	$113,788,556		$100,695,241

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS-Fed funds and OIS-SOFR as additional benchmarks. When an advance is hedged under ASC 815, the selected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 2.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $1.8 billion and $299.2 million at June 30, 2020 and December 31, 2019. The forward benchmark yield curves, primarily LIBOR, declined sharply at June 30, 2020 relative to December 31, 2019. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, fair value gains increased as the forward swap curve declined. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

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

Table	2.7: Hedged Advances by Type

Par Amount	June 30, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullets (a)	$36,592,760	$32,335,675
Fixed-rate putable (b)	8,400,750	8,365,750
Fixed-rate with embedded cap	370,000	20,000
Total qualifying hedges	$45,363,510	$40,721,425

Aggregate par amount of advances hedged (c)	$61,868,511	$40,721,425
Fair value basis (hedging adjustments)	$1,786,997	$299,163

(a)	Generally, fixed-rate medium- and longer term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate. In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par. Members may borrow new advances at the then prevailing rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedge but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At June 30, 2020, notional amounts of basis swaps were $15.5 billion with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table	2.8: Putable and Callable Advances

	Advances
Par Amount	June 30, 2020	December 31, 2019
Putable (a)	$8,400,750	$8,365,750
No-longer putable/callable	$5,000	$5,000

(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table	3.1: Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2020	2019	Variance	Variance
State and local housing finance agency obligations, net (a)	$1,108,044	$1,122,315	$(14,271)	(1.27)%
Trading securities (b)	12,923,831	15,318,809	(2,394,978)	(15.63)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	2,874,107	2,653,418	220,689	8.32
Held-to-maturity securities, at carrying value, net (c)	13,240,290	14,112,167	(871,877)	(6.18)
Total securities	30,146,272	33,206,709	(3,060,437)	(9.22)

Equity investments in Grantor trust (d)	63,852	60,047	3,805	6.34
Interest-bearing deposits	925,000	-	925,000	NM
Securities purchased under agreements to resell	4,950,000	14,985,000	(10,035,000)	(66.97)
Federal funds sold	5,355,000	8,640,000	(3,285,000)	(38.02)

Total Investments	$41,440,124	$56,891,756	$(15,451,632)	(27.16)%

(a)	State and local housing finance agency bonds were designated as HTM and were carried at amortized cost. There were no acquisitions in the six months ending June 30, 2020 and paydowns were $13.5 million.
(b)	Trading securities comprised of U.S. Treasury securities and corporate notes at June 30, 2020. Trading portfolio is for liquidity and not for speculative purposes. We acquired $3.1 billion of U.S. Treasury notes in the six months ended June 30, 2020.
(c)	Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category. AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
(d)	Funds in the grantor trust are designated as equity investments. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

NM — Not meaningful.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table	3.2: Investment Debt Securities Issuer Concentration

	June 30, 2020			December 31, 2019
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$3,676,424	$3,740,648	45.18%	$4,008,977	$4,031,807	53.23%
Freddie Mac	12,321,157	12,946,034	151.40	12,628,143	12,826,958	167.66
Ginnie Mae	16,295	16,412	0.20	18,459	18,572	0.25
All Others - PLMBS	100,521	119,564	1.24	110,006	133,182	1.46
Non-MBS, net (b)	1,108,044	1,085,626	13.62	1,122,315	1,099,505	14.90

Total Investment Debt Securities	$17,222,441	$17,908,284	211.63%	$17,887,900	$18,110,024	237.50%

Categorized as:

Available-for-Sale Securities	$2,874,107	$2,874,107		$2,653,418	$2,653,418

Held-to-Maturity Securities, net	$14,348,334	$15,034,177		$15,234,482	$15,456,606

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table	3.3: External Rating of the Held-to-Maturity Portfolio

	June 30, 2020
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$427	$13,140,422	$64,017	$8,357	$27,067	$13,240,290
State and local housing finance agency obligations	25,000	1,072,451	4,858	5,735	-	1,108,044

Total Long-term securities	$25,427	$14,212,873	$68,875	$14,092	$27,067	$14,348,334

	December 31, 2019
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$520	$14,003,384	$69,701	$9,049	$29,513	$14,112,167
State and local housing finance agency obligations	25,000	1,085,875	5,055	6,385	-	1,122,315

Total Long-term securities	$25,520	$15,089,259	$74,756	$15,434	$29,513	$15,234,482

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table	3.4: External Rating of the Available-for-Sale Portfolio

	June 30, 2020			December 31, 2019
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$2,874,107	$-	$2,874,107	$2,653,418	$-	$2,653,418

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table	3.5: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2020		December 31, 2019
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$1,051,000	3.75%	$616,402	3.93%
Due after one year through five years	3,658,580	2.32	4,102,650	2.79
Due after five years through ten years	8,466,106	2.60	8,838,096	2.97
Due after ten years	2,736,933	1.48	3,129,733	2.59

Total mortgage-backed securities	$15,912,619	2.42%	$16,686,881	2.89%

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

Table 3.6:        Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	June 30, 2020	December 31, 2019
Current face value of hedged CMBS	$674,000	$602,000
Partial-term hedge face value of hedged CMBS	$602,000	$532,000
Cumulative basis adjustment Gains (losses)	$70,431	$11,593
Interest rate swap contracts (par)	$602,000	$532,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $5.0 billion at June 30, 2020 and $15.0 billion at December 31, 2019. Resale agreements averaged $2.2 billion, $9.9 billion and $8.6 billion in the second quarter of 2020, fourth quarter of 2019 and second quarter 2019, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $5.4 billion at June 30, 2020, and $8.6 billion at December 31, 2019, and averaged $10.7 billion, $9.0 billion and $9.3 billion in the second quarter of 2020, fourth quarter of 2019 and second quarter 2019, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table	3.7: Trading Securities

	Trading Securities
	June 30, 2020	December 31, 2019
Par value	$12,712,177	$15,232,900
Amortized cost	$12,753,191	$15,265,745
Carrying/Fair value	$12,923,831	$15,318,809

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8:        Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	June 30, 2020	December 31, 2019
Par amount of Trading securities hedged (a)	$12,710,000	$15,230,000
Par amount of interest rate swaps	$12,707,650	$15,230,000

(a)	U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $3.1 billion at June 30, 2020, a decrease of $3.3 million (net of acquisitions and paydowns) from the balance at December 31, 2019. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Serious delinquencies at June 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $6.5 million at June 30, 2020, compared to $3.5 million at March 31, 2020 and $0.7 million at December 31, 2019.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Serious delinquencies at June 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. The collection of forbearance information is ongoing and we cannot say with certainty the aggregate amounts that are likely to be approved, other than to report that we do not expect its impact to be material since the MPF program has certain restrictions.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1:        MPF by Conventional and Insured Loans

	June 30, 2020	December 31, 2019
Federal Housing Administration and Veteran Administration insured loans	$214,443	$220,990
Conventional loans	2,956,800	2,953,015
Allowance for credit losses on mortgage loans (a)	(6,534)	(653)
Mortgage loans held for portfolio, net	$3,164,709	$3,173,352

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 4.2:        Geographic Concentration of MPF Loans

	June 30, 2020		December 31, 2019
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	68.9%	62.0%	68.6%	61.1%

Table 4.3:        Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$320,320	10.25%
Investors Bank	287,356	9.20
Teachers Federal Credit Union	270,536	8.65
Sterling National Bank	206,075	6.60
New York Community Bank	178,591	5.72
All Others	1,861,608	59.58

Total	$3,124,486	100.00%

	December 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$331,970	10.61%
Investors Bank	296,289	9.47
Teachers Federal Credit Union	240,850	7.70
Sterling National Bank	219,814	7.03
New York Community Bank	219,729	7.03
All Others	1,819,092	58.16

Total	$3,127,744	100.00%

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $148.5 billion and $152.7 billion at June 30, 2020 and December 31, 2019.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $59.0 billion (par, $58.2 billion) at June 30, 2020, compared to $78.8 billion (par, $78.1 billion) at December 31, 2019. The carrying value of Consolidated obligation discount notes outstanding was $89.5 billion at June 30, 2020 and $74.0 billion at December 31, 2019.

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

From time to time, we hedge discount notes under an ASC 815 fair value accounting; additionally, certain discount notes are also hedged under an ASC 815 cash flow accounting hedge. Certain discount notes were elected under the FVO. As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 5.7 Discount Notes Outstanding. Also, see financial statements, Note 17. Derivatives and Hedging Activities.

Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations. Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S&P. Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

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

The FHLBNY’s share of SOFR-linked CO bonds has increased; outstanding balances were $12.6 billion at June 30, 2020, up from $8.2 billion at December 31, 2019 and $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1:        CO Bonds by Type

	June 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$21,932,435	37.70%	$32,588,805	41.72%
Fixed-rate, callable	1,424,000	2.45	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	34,814,500	59.85	40,702,000	52.11

Total par value	58,170,935	100.00%	78,108,805	100.00%

Bond premiums	128,950		95,560
Bond discounts	(26,057)		(24,704)
Hedge valuation basis adjustments (a)	620,391		377,000
Hedge basis adjustments on de-designated hedges (b)	135,883		139,605
FVO (c) - valuation adjustments and accrued interest	2,385		67,043

Total Consolidated obligation-bonds	$59,032,487		$78,763,309

Fair value basis and valuation adjustments — Key determinants are factors such as run-offs and new transactions designated under an ASC 815 hedge or elected under the FVO, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for bonds elected under the FVO, the changes in the spread between the swap rate and the Consolidated obligation debt yields, and changes in interest payable, which is a component of the entire fair value of FVO bonds.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS/FF and OIS/SOFR as other benchmarks. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $620.4 million and $377.0 million at June 30, 2020 and December 31, 2019. The benchmark curves, specifically the forward LIBOR yield curve, declined sharply at June 30, 2020. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the decline in the forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis are being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at June 30, 2020 and December 31, 2019 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullet bonds	$9,244,090	$11,802,950
Fixed-rate callable bonds	-	70,000
	$9,244,090	$11,872,950

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2020	December 31, 2019
Bonds designated under FVO	$1,300,000	$12,067,000

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4:     Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2020	December 31, 2019
Bonds designated as economically hedged
Floating-rate bonds (a)	$26,375,000	$17,875,000
Fixed-rate bonds (b)	-	50,000
	$26,375,000	$17,925,000

(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to 3-month LIBOR, to OIS/FF and OIS/SOFR to meet our asset/liability interest rate risk management objectives, mitigating the basis risk between the 1-month LIBOR and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5:        CO Bonds — Maturity or Next Call Date

	June 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$37,891,435	65.14%	$63,261,595	80.99%
Due or callable after one year through two years	8,550,550	14.70	4,266,125	5.46
Due or callable after two years through three years	4,021,425	6.91	2,970,715	3.80
Due or callable after three years through four years	1,306,440	2.25	1,388,835	1.78
Due or callable after four years through five years	1,083,585	1.86	1,001,735	1.28
Thereafter	5,317,500	9.14	5,219,800	6.69

Total par value	$58,170,935	100.00%	$78,108,805	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6:        Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2020	December 31, 2019
Callable	$1,424,000	$4,818,000
Non-Callable	$56,746,935	$73,290,805

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7:        Discount Notes Outstanding

	June 30, 2020	December 31, 2019
Par value	$89,545,947	$74,094,586
Amortized cost	$89,457,724	$73,955,552
Hedge value basis adjustments (a)	3,822	(105)
FVO (b) - valuation adjustments and remaining accretion	38,347	3,758
Total discount notes	$89,499,893	$73,959,205
Weighted average interest rate	0.26%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $16.1 billion of CO discount notes were hedged under ASC 815 qualifying fair value hedges at June 30, 2020. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $3.9 million at June 30, 2020; hedge basis adjustments on de-designated hedges were a de minimis gain of $0.1 million. Comparative period balances were immaterial. Cumulative basis adjustments have increased in line with the increase in the volume of hedged CO discount notes. Additionally, the benchmark curves, specifically OIS/FF and OIS/SOFR declined at the measurement date. As hedge valuation basis of fixed-rate CO liabilities move with the rise and fall of the forward benchmark curves, the decline in forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and will reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8:        Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2020	December 31, 2019
Discount notes hedged under qualifying hedge	$16,143,912	$3,481,705

The following table summarizes Economic hedges of discount notes (in thousands):

Table 5.9:        Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	June 30, 2020
Discount notes designated as economic hedges (a)	$1,702,572

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 5.10:    Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2020	December 31, 2019
Discount notes designated under FVO (a)	$20,120,995	$2,182,845

(a)	For CO discount notes elected under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBank debt to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.11:    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2020	December 31, 2019
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $131.4 million at June 30, 2020 and $156.9 million at December 31, 2019. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $158.8 million at June 30, 2020 and $175.5 million at December 31, 2019. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1:        Stockholders’ Capital

	June 30, 2020	December 31, 2019
Capital Stock (a)	$6,334,135	$5,778,666
Unrestricted retained earnings (b)	1,150,181	1,115,236
Restricted retained earnings (c)	734,325	685,798
Accumulated Other Comprehensive Income (Loss)	(80,533)	(47,805)
Total Capital	$8,138,108	$7,531,895

(a)	Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at June 30, 2020 has grown to $734.3 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 6.2:        Accumulated Other Comprehensive Income (Loss) (AOCI)

	June 30, 2020	December 31, 2019
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(6,514)	$(7,571)
Net market value unrealized gains (losses) on available-for-sale securities (b)	278,980	97,868
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(70,431)	(11,593)
Net Cash flow hedging gains (losses) (c)	(253,128)	(94,516)
Employee supplemental retirement plans (d)	(29,440)	(31,993)
Total Accumulated other comprehensive income (loss)	$(80,533)	$(47,805)

(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).
(b)	Fair values of available-for-sale securities — Fair value amounts of $279.0 million and $97.9 million at June 30, 2020 and December 31, 2019 represent market value net unrealized gains of securities designated as AFS. Amounts of $70.4 million and $11.6 million at June 30, 2020 and December 31, 2019 represent hedging valuation basis losses of AFS securities designated in ASC 815 fair value hedges. The hedge valuation losses were due to changes in the benchmark rates, representing the risks being hedged.
(c)	Cash flow hedging losses recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Rollforward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

Table 6.3:        AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/ (losses) are recorded in AOCI.

	June 30, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(154,893)	(1,109)	(58,838)
Amount reclassified	-	621	-
Fair Value - closed contract	-	(3,231)	-
Ending balance	$(243,976)	$(9,152)	$(70,431)

Notional amount of swaps outstanding	$2,664,000	$-	$602,000

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	-	613	-
Fair Value - closed contract	-	(10,871)	-
Ending balance	$(89,083)	$(5,433)	$(11,593)

Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000

	June 30, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(108,101)	2,937	(13,362)
Amount reclassified	-	139	-
Fair Value - closed contract	-	(7,336)	-
Ending balance	$(90,689)	$(4,913)	$(13,362)

Notional amount of swaps outstanding	$2,664,000	$190,000	$377,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4:	Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2020	June 30, 2019
Cash dividends paid per share	$3.07	$3.31
Dividends paid (a) (c)	$173,591	$188,750
Pay-out ratio (b)	71.54%	77.70%

(a)	In thousands.

(b)	Dividend paid during the period divided by net income for the period.

(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1:	Derivatives Counterparty Credit Ratings

	June 30, 2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$22,010	$(9,985)	$12,025	$-	$12,025
Cleared derivatives assets (d)	98,453,355	8,823	-	8,823	571,929	580,752
	100,968,355	30,833	(9,985)	20,848	571,929	592,777
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	63,725	(1,232)	1,310	78	-	78
Triple B liability (c)	2,853,000	(364,268)	366,300	2,032	-	2,032
Cleared derivatives liability (d)	42,248,376	-	-	-	63,846	63,846
	45,165,101	(365,500)	367,610	2,110	63,846	65,956
Total derivative positions with non-member counterparties to which the Bank had credit exposure	146,133,456	(334,667)	357,625	22,958	635,775	658,733
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	539,000	32,597	-	32,597	(32,597)	-
Delivery commitments
Derivative position with delivery commitments	49,196	274	-	274	(274)	-
Total derivative position with members	588,196	32,871	-	32,871	(32,871)	-
Total	$146,721,652	$(301,796)	$357,625	$55,829	$602,904	$658,733
Derivative positions without credit exposure	7,934,269
Total notional	$154,655,921

	December 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$25,000	$6	$-	$6	$-	$6
Single A asset (c)	4,415,000	122,157	(4,400)	117,757	(105,667)	12,090
Cleared derivatives assets (d)	80,839,066	15,111	85,241	100,352	251,177	351,529
	85,279,066	137,274	80,841	218,115	145,510	363,625
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,270,446	(43,240)	47,310	4,070	-	4,070
Triple B liability (c)	2,893,000	(128,059)	134,250	6,191	-	6,191
	7,163,446	(171,299)	181,560	10,261	-	10,261
Total derivative positions with non-member counterparties to which the Bank had credit exposure	92,442,512	(34,025)	262,401	228,376	145,510	373,886
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	536,000	9,467	-	9,467	(9,467)	-
Delivery commitments
Derivative position with delivery commitments	44,768	104	-	104	(104)	-
Total derivative position with members	580,768	9,571	-	9,571	(9,571)	-
Total	$93,023,280	$(24,454)	$262,401	$237,947	$135,939	$373,886
Derivative positions without credit exposure	15,659,413
Total notional	$108,682,693

(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At June 30, 2020 and December 31, 2019 we had pledged $635.8 million and $251.2 million in marketable securities. No cash was posted on cleared swaps at June 30, 2020; $85.2 million was posted at December 31, 2019.

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

Table	8.1: Deposit Liquidity

For the Quarters Ended	Average Deposit Reserve Required	Average Actual Deposit Liquidity	Excess
June 30, 2020	$1,532	$111,263	$109,731
March 31, 2020	1,229	90,508	89,279
December 31, 2019	1,271	84,245	82,974

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

The following table summarizes excess operational liquidity (in millions):

Table	8.2: Operational Liquidity

For the Quarters Ended	Average Balance Sheet Liquidity Requirement	Average Actual Operational Liquidity	Excess
June 30, 2020	$21,874	$29,604	$7,730
March 31, 2020	17,786	33,910	16,124
December 31, 2019	17,138	35,360	18,222

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

The following table summarizes excess contingency liquidity (in millions):

Table	8.3: Contingency Liquidity

For the Quarters Ended	Average Five Day Requirement	Average Actual Contingency Liquidity	Excess
June 30, 2020	$4,149	$25,978	$21,829
March 31, 2020	4,568	29,883	25,315
December 31, 2019	4,764	30,966	26,202

Cash flows

Cash and due from Banks was $44.3 million at June 30, 2020 and $603.2 million at December 31, 2019; balances exclude short-term interest-bearing deposits at unrelated financial institutions that we consider to be investments. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash used in operating activities in the six months ended June 30, 2020 were outflows of ($669.2 million) and ($238.7 million) in the same period in 2019. By way of comparison, Net income was $242.6 million in the six months ended June 30, 2020 and $242.9 million in the same period in the prior year. Outflows in operating cash flows were driven by two primary factors. First, changes in fair values on derivatives and hedging activities in the Statements of Cash Flows reported negative adjustments to operating cash flow of ($649.7 million) and ($324.3 million) in the six months ended June 30, 2020 and 2019, primarily due to the increase in variation margin posted; variation margin increased with the increase in the notional amounts of derivatives utilized at June 30, 2020. Second, we reported negative adjustments to operating cash flows of ($155.9 million) and ($51.0 million) to recognize unrealized valuation gains on U.S. Treasury securities at June 30, 2020 and 2019.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $3.5 billion in net cash inflows in the six months ended June 30, 2020, compared to $5.6 billion in net cash outflows in the same period in 2019. In the 2020 period, Securities purchased under agreements to resell and federal funds sold declined; investments in U.S. Treasury securities declined. Investing activities was driven largely by new advances exceeding maturing advances.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash of $3.4 billion used in Financing activities, representing decline in use of our primary funding sources in the six months ended June 30, 2020, compared to net cash of $5.8 billion provided by Financing activities in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table	8.4: Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Outstanding at end of the period (a)	$89,499,893	$73,959,205	$17,657,500	$48,087,050
Weighted-average rate at end of the period (b)	0.26%	1.60%	0.40%	1.74%
Average outstanding for the period (a)	$76,479,028	$58,317,547	$38,879,057	$46,409,731
Weighted-average rate for the period	0.81%	2.15%	1.33%	2.25%
Highest outstanding at any month-end (a)	$90,249,660	$73,959,205	$52,277,550	$51,728,000

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)	Weighted-average rate is calculated on outstanding balances at period-end.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2020 second quarter and the 2019 second quarter. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates.

Net Income

Interest income from advances is the principal source of revenue. Other sources of revenue are interest income from investment debt securities, liquidity trading securities, mortgage loans in the MPF portfolio, securities purchased under agreements to resell and federal funds sold. The primary expense is interest paid on Consolidated obligation debt. Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table	9.1: Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total interest income	$502,305	$1,022,556	$1,242,357	$2,020,090
Total interest expense	272,617	858,980	859,876	1,679,298
Net interest income before provision for credit losses	229,688	163,576	382,481	340,792
Provision (Reversal) for credit losses	3,030	(275)	3,166	(292)
Net interest income after provision for credit losses	226,658	163,851	379,315	341,084
Total other income (loss)	(22,817)	(1,303)	(15,088)	11,875
Total other expenses	51,029	42,445	94,621	83,025
Income before assessments	152,812	120,103	269,606	269,934
Affordable Housing Program Assessments	15,287	12,021	26,974	27,014
Net income	$137,525	$108,082	$242,632	$242,920

Net Income — 2020 Second Quarter Compared to 2019 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the second quarter of the current year, Net income was $137.5 million, an increase of $29.4 million, or 27.2% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

In the second quarter of the current year, Net interest income was $229.7 million, an increase of $66.1 million, or 40.4%. Net interest spread was 49 basis points in the second quarter of the current year, compared to 32 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — In the second quarter of the current year, Other income (loss) reported a loss of $22.8 million, compared to a loss of $1.3 million in the same period in the prior year.

☐	Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit. Such revenues were $4.6 million in the second quarter of the current year, compared to $4.7 million in the same period in the prior year.

☐	Financial instruments carried at fair values reported a net valuation gain of $10.6 million in the second quarter of the current year, compared to a net loss of $2.4 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.10 Other Income (Loss) and accompanying discussions in this MD&A.

☐	Derivative activities reported a net loss of $3.9 million in the second quarter of the current year, compared to a net loss of $39.1 million in the same period of the prior year. For more information, see financial statements, Note 17. Derivatives and Hedging Activities. Also see Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

☐	U.S. Treasury Securities held for liquidity (classified as trading) reported net losses of $41.4 million in the second quarter of the current year, compared to net gains of $33.9 million in the same period in the prior year.

☐	Equity Investments, held to fund payments to retirees in non-qualified pension plans, reported net gains of $7.3 million in the second quarter of the current year, compared to net gains of $1.9 million in the same period in the prior year.

Other expenses were $51.0 million in the second quarter of the current year, compared to $42.4 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

☐	Operating expenses were $18.1 million in the second quarter of the current year, up from $15.5 million in the same period in the prior year.

☐	Compensation and benefits expenses were $22.3 million in the second quarter of the current year, up from $20.5 million in the same period in the prior year. This was driven by additions of staff to continue support of our long-term technology enhancement effort.

☐	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.6 million in the second quarter of the current year, compared to $4.2 million in the same period in the prior year.

☐	Other expenses were $6.0 million in the second quarter of the current year, compared to $2.3 million in the same period in the prior year.

AHP assessments allocated from Net income were $15.3 million in the second quarter of the current year, compared to $12.0 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — Year-to-Date Period Ended June 30, 2020 Compared to June 30, 2019

Net income in the year-to-date period in the current year was $242.6 million, a decrease of $0.3 million, or 0.1% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $382.5 million, an increase of $41.7 million, or 12.2%. Net interest spread was 40 basis points in the current year, compared to 35 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended June 30, the aggregate impact was a loss of $15.1 million in the 2020 period compared to a gain of $11.9 million in the same period in the prior year.

The primary changes year-over-year were — standalone derivatives in economic hedges of balance sheet assets and liabilities, primarily fixed rate U.S. Treasury securities, recorded fair value losses of $168.1 million and $51.3 million in the 2020 and 2019 period; and, gains on trading securities (held for liquidity) were $155.9 million and $51.0 million in the 2020 and 2019 period.

Other expenses were $94.6 million in the year-to-date period in the current year, compared to $83.0 million in the same period in the prior year. Operating expenses were $31.6 million in the current year, up from $28.3 million in the prior year period due to consulting expenses incurred in the period to implement several multi-year technology enhancement initiatives. Compensation and benefits were $45.6 million in the current period, up from $41.9 million in the prior year period due to increase in head count. Other expenses were $8.4 million and $4.7 million in the 2020 and 2019 period. Other expenses included contributions to homeowners and small businesses, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees. The increase was primarily due to relief grants to small businesses.

AHP assessments allocated from Net income were $27.0 million in the year-to-date period in the current year, slightly lower than the assessments in the same period in the prior year.

Net Interest Income, Margin and Interest Rate Spreads. Net interest income is our principal source of Net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

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

The following table summarizes Net interest income (dollars in thousands):

Table	9.2: Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Total interest income (a)	$502,305	$1,022,556	(50.88)%	$1,242,357	$2,020,090	(38.50)%
Total interest expense (a)	272,617	858,980	(68.26)	859,876	1,679,298	(48.80)
Net interest income before provision for credit losses	$229,688	$163,576	40.42%	$382,481	$340,792	12.23%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

Net Interest Income — 2020 Second Quarter Vs. 2019 Second Quarter

Financial markets in the second quarter continued to be under stress, although exhibiting less volatility. The Fed has continued with its wide-ranging stimulus plans and interest rates remain low, impacting our interest revenues and opportunities for acquiring investments.

Net interest income increased by 40.4% from the prior year quarter. Primary drivers were higher earning-assets, specifically advances, and lower cost of funding.

Period-over-period changes in Net interest income are largely a factor of the prevailing interest rates and their impact on interest income and interest expense, as well as changes in the volume of interest-earning assets. In the 2020 second quarter, volume-related increases in earning assets and changes in funding mix made a favorable impact of $51.6 million to margin. Average interest-earning assets was $173.7 billion in the 2020 second quarter, compared to $147.7 billion in the same period last year, benefiting from higher advance volume. Average advance balances increased to $125.3 billion in the current year quarter, up from $101.6 billion in the prior year quarter. Yield related changes made a small positive contribution of $14.5 million. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 49 basis points in the 2020 second quarter, compared to 32 basis points in the same period last year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 53 basis points in the 2020 second quarter, compared to 44 basis points in the same period last year.

Increased volume aside, pro-active tactical change in funding mix to a greater utilization of CO discount notes was an important shift in funding that benefited our spread. In the 2020 second quarter, CO discount notes funded 51.6% of earning-assets, up from 40.5% in the first quarter and 39.6% in the 2019 second quarter (calculations are based on average balances). In the current volatile market caused by COVID-19, investor demand for FHLBank issued high-quality CO discount notes pushed yields down, resulting in favorable spreads and favorable funding in the current year period. Margins widened between yields on assets, specifically overnight, short-term and floating-rate investments and short- and floating-rate advances, and the corresponding yields paid on funding those assets.

Stockholders’ capital, which is typically employed to fund short-term interest-earning assets, increased to $8.7 billion in the 2020 second quarter, up from $7.5 billion in the same period last year, a positive change for interest margin. Increase in Capital stock was in line with increase in advances as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

2020 second quarter Net interest income was adversely impacted by interest rate hedging, primarily due to the effects of interest settlements (also referred to as interest accruals). Interest settlements and fair values in aggregate recorded a loss of $60.7 million in the current year period. In the same period last year, a net favorable contribution of $51.2 million was recorded. The declining LIBOR has driven down the LIBOR-indexed cash flows received on fair value hedges of advances, such that the net cash flows we received were less than the fixed-rate cash flows paid on the swap contracts. While the declining LIBOR had a favorable impact on LIBOR-indexed cash flows paid on swaps hedging debt, the favorable impact was not as significant. Although net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected with changes in the benchmark rates, the hedging transactions achieved our interest rate risk management objectives.

Net Interest Income — 2020 Year-to-Date Period Vs. 2019 Year-to-Date Period

Net interest income in the current year-to-date period increased by 12.2 % from the same period in the prior year, driven primarily by results in the second quarter of 2020. Net interest spread earned in the year-to-date period was higher, 40 basis points in the current year period, compared to 35 basis points in the prior year period. The effects of hedging actives under ASC 815, primarily interest rate settlements on interest rate swaps, recorded a loss of $67.9 million and a gain of $113.9 million in the year-to-date period in 2020 and 2019. Fluctuations in the benchmark rates were the primary drivers.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table	9.3: Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income	$596,652	$967,781	$1,364,719	$1,893,997
Fair value hedging effects	8,970	(36)	(2,515)	723
Amortization of basis	(208)	(14)	(222)	(28)
Interest rate swap accruals	(103,109)	54,825	(119,625)	125,398
Reported interest income	502,305	1,022,556	1,242,357	2,020,090

Interest expense	306,246	855,452	914,385	1,667,104
Fair value hedging effects	2,408	751	(589)	2,822
Amortization of basis	(1,438)	(1,455)	(2,985)	(2,899)
Interest rate swap accruals	(34,599)	4,232	(50,935)	12,271
Reported interest expense	272,617	858,980	859,876	1,679,298
Net interest income	$229,688	$163,576	$382,481	$340,792

Net interest adjustment - interest rate swaps	$(60,718)	$51,247	$(67,853)	$113,899

Spread and Yield Analysis — 2020 Periods Vs. 2019 Periods

Table	9.4: Spread and Yield Analysis

	Three months ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$125,319,819	$326,230	1.05%	$101,561,849	$704,936	2.78%
Interest bearing deposits and others	1,826,910	482	0.11	150,551	935	2.49
Federal funds sold and other overnight funds	12,909,396	2,076	0.06	17,926,538	109,087	2.44
Investments
Trading securities	13,136,997	50,884	1.56	7,366,065	46,929	2.56
Mortgage-backed securities
Fixed	11,259,275	80,515	2.88	9,770,120	75,874	3.11
Floating	4,897,842	13,629	1.12	6,832,714	50,340	2.96
State and local housing finance agency obligations	1,115,834	4,157	1.50	1,160,744	9,077	3.14
Mortgage loans held-for-portfolio	3,200,637	24,332	3.06	2,963,463	25,274	3.42
Loans to other FHLBanks	-	-	NM	17,033	104	2.45

Total interest-earning assets	$173,666,710	$502,305	1.16%	$147,749,077	$1,022,556	2.78%

Funded By:
Consolidated obligation bonds
Fixed	$27,665,246	$108,074	1.57%	$27,306,121	$171,933	2.53%
Floating	45,516,966	68,852	0.61	53,221,666	324,054	2.44
Consolidated obligation discount notes	89,558,982	95,477	0.43	58,537,131	356,705	2.44
Interest-bearing deposits and
other borrowings	1,455,363	158	0.04	1,051,782	6,180	2.36
Mandatorily redeemable capital stock	4,176	56	5.39	7,361	108	5.86

Total interest-bearing liabilities	164,200,733	272,617	0.67%	140,124,061	858,980	2.46%

Other non-interest-bearing funds	780,958	-		87,762	-
Capital	8,685,019	-		7,537,254	-

Total Funding	$173,666,710	$272,617		$147,749,077	$858,980

Net Interest Income/Spread		$229,688	0.49%		$163,576	0.32%

Net Interest Margin
(Net interest income/Earning Assets)			0.53%			0.44%

	Six months ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$114,048,462	$790,795	1.39%	$99,356,503	$1,396,832	2.84%
Interest bearing deposits and others	1,411,904	2,609	0.37	106,697	1,318	2.49
Federal funds sold and other overnight funds	14,659,484	57,361	0.79	17,533,873	212,898	2.45
Investments
Trading securities	14,268,203	125,881	1.77	6,949,993	87,802	2.55
Mortgage-backed securities
Fixed	11,251,073	163,404	2.92	9,537,115	148,462	3.14
Floating	5,079,637	41,294	1.63	7,058,227	103,978	2.97
State and local housing finance agency obligations	1,118,686	10,622	1.91	1,164,414	18,192	3.15
Mortgage loans held-for-portfolio	3,200,589	50,358	3.16	2,948,288	50,454	3.45
Loans to other FHLBanks	4,121	33	1.61	12,707	154	2.45

Total interest-earning assets	$165,042,159	$1,242,357	1.51%	$144,667,817	$2,020,090	2.82%

Funded By:
Consolidated obligation bonds
Fixed	$31,410,233	$277,062	1.77%	$27,997,753	$353,998	2.55%
Floating	47,173,149	256,421	1.09	52,612,979	640,584	2.46
Consolidated obligation discount notes	76,479,028	322,810	0.85	55,487,338	672,021	2.44
Interest-bearing deposits and
other borrowings	1,325,081	3,448	0.52	1,054,359	12,487	2.39
Mandatorily redeemable capital stock	4,598	135	5.90	6,608	208	6.35

Total interest-bearing liabilities	156,392,089	859,876	1.11%	137,159,037	1,679,298	2.47%

Other non-interest-bearing funds	484,915	-		100,161	-
Capital	8,165,155	-		7,408,619	-

Total Funding	$165,042,159	$859,876		$144,667,817	$1,679,298

Net Interest Income/Spread		$382,481	0.40%		$340,792	0.35%

Net Interest Margin
(Net interest income/Earning Assets)			0.47%			0.48%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, OIS/FF or OIS/SOFR) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2020 Periods Vs. 2019 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:	Rate and Volume Analysis

	For the three months ended
	June 30, 2020 vs. June 30, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$136,834	$(515,540)	$(378,706)
Interest bearing deposits and others	1,232	(1,685)	(453)
Federal funds sold and other overnight funds	(23,894)	(83,117)	(107,011)
Investments
Trading securities	27,160	(23,205)	3,955
Mortgage-backed securities
Fixed	10,962	(6,321)	4,641
Floating	(11,481)	(25,230)	(36,711)
State and local housing finance agency obligations	(339)	(4,581)	(4,920)
Mortgage loans held-for-portfolio	1,930	(2,872)	(942)
Loans to other FHLBanks	(52)	(52)	(104)

Total interest income	142,352	(662,603)	(520,251)

Interest Expense
Consolidated obligation bonds
Fixed	2,232	(66,091)	(63,859)
Floating	(41,218)	(213,984)	(255,202)
Consolidated obligation discount notes	128,037	(389,265)	(261,228)
Deposits and borrowings	1,717	(7,739)	(6,022)
Mandatorily redeemable capital stock	(43)	(9)	(52)

Total interest expense	90,725	(677,088)	(586,363)

Changes in Net Interest Income	$51,627	$14,485	$66,112

	For the six months ended
	June 30, 2020 vs. June 30, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$182,907	$(788,944)	$(606,037)
Interest bearing deposits and others	3,303	(2,012)	1,291
Federal funds sold and other overnight funds	(30,294)	(125,243)	(155,537)
Investments
Trading securities	70,775	(32,696)	38,079
Mortgage-backed securities
Fixed	25,378	(10,436)	14,942
Floating	(24,121)	(38,563)	(62,684)
State and local housing finance agency obligations	(689)	(6,881)	(7,570)
Mortgage loans held-for-portfolio	4,138	(4,234)	(96)
Loans to other FHLBanks	(81)	(40)	(121)

Total interest income	231,316	(1,009,049)	(777,733)

Interest Expense
Consolidated obligation bonds
Fixed	39,399	(116,335)	(76,936)
Floating	(60,462)	(323,701)	(384,163)
Consolidated obligation discount notes	193,388	(542,599)	(349,211)
Deposits and borrowings	2,587	(11,626)	(9,039)
Mandatorily redeemable capital stock	(60)	(13)	(73)

Total interest expense	174,852	(994,274)	(819,422)

Changes in Net Interest Income	$56,464	$(14,775)	$41,689

Interest Income

Interest income from advances is our principal source of interest income. We also earn interest income from investments in mortgage-backed securities and mortgage loans (“MPF”), liquidity portfolios of U.S. Treasury securities, federal funds and repurchase agreements. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year compared to the prior year.

Reported interest income includes the impact of ASC 815 qualifying hedges. In the periods in this report, the fair value impact of hedging (fair value of hedged items minus the fair value of hedging derivatives) has not been significant, a reflection of a highly-effective hedging relationships. Swap interest settlements have fluctuated in the volatile interest rate environment. Certain fixed-rate advances and certain fixed-rate MBS have been elected as the hedged items under ASC 815 fair value hedges. The hedging relationships have synthetically converted the fixed-rate cash flows to floating-rate, indexed primarily to short-term LIBOR or the overnight benchmark indices, SOFR and Fed funds. The interest settlements (swap accruals) are included in reported Interest income.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table	9.6: Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Interest Income
Advances	$326,230	$704,936	(53.72)%	$790,795	$1,396,832	(43.39)%
Interest-bearing deposits	482	935	(48.45)	2,609	1,318	97.95
Securities purchased under agreements to resell	350	52,320	(99.33)	26,700	82,242	(67.53)
Federal funds sold	1,726	56,767	(96.96)	30,661	130,656	(76.53)
Trading securities	50,884	46,929	8.43	125,881	87,802	43.37
Mortgage-backed securities
Fixed	80,515	75,874	6.12	163,404	148,462	10.06
Floating	13,629	50,340	(72.93)	41,294	103,978	(60.29)
State and local housing finance agency obligations	4,157	9,077	(54.20)	10,622	18,192	(41.61)
Mortgage loans held-for-portfolio	24,332	25,274	(3.73)	50,358	50,454	(0.19)
Loans to other FHLBanks	-	104	(100.00)	33	154	(78.57)

Total interest income	$502,305	$1,022,556	(50.88)%	$1,242,357	$2,020,090	(38.50)%

Interest Income — 2020 Periods Vs. 2019 Periods

During the second quarter of 2020, conditions in the financial markets remained stressed, albeit not as volatile as was the case in the March 2020. The Federal Open Market Committee (FOMC) acted twice in March to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity. In subsequent meetings through the second quarter of 2020, the FOMC has maintained its target rates as unchanged.

Interest income in the current year second quarter declined by 50.9% compared to the same period last year. On a year-to-date basis, interest income in the current year period declined by 38.5% compared to the same period prior year, impacted mainly by second quarter revenues. Our interest revenues are generated from an asset mix of longer term assets, such as fixed-rate advances, long-term fixed-rate investments, long-term 15-year and 30-year mortgage loans, and revenues generated from portfolios of overnight and short-term assets. These overnight and short-term assets are sensitive to changes in market yields, and such assets have rapidly repriced to lower market yields in the 2020 second quarter.

Advance — Interest income from advances declined by 53.7% in the 2020 second quarter, compared to the same period in the prior year. Transaction volume of advances as measured by quarterly average balances was $125.3 billion in the 2020 second quarter, up from $102.8 billion in the 2020 first quarter and $101.6 billion in the 2019 second quarter. The favorable impact of higher transaction volume was offset by the significant decline in interest income due to very low market yields in the 2020 second quarter.

Declining market yields impacted earnings from overnight advances, short-term advances and variable-rate advances that reset to lower rates. Aggregate yield was 105 basis points in the 2020 second quarter, down from 182 basis points in the first quarter, and 278 basis points in the 2019 second quarter. Declining benchmark rates caused swap interest settlement cash flows to become negative and to reduce interest income from advances. Swap interest settlements on swaps hedging fixed-rate advances recorded a net loss of $100.6 million in the 2020 second quarter compared to a gain of $54.7 million in the 2019 second quarter. In a fair value hedge of advances, we pay to swap counterparties fixed-rate coupons and in exchange we receive declining floating-rate cash flows. The fair value impact of ASC 815 hedges was a net gain of $8.8 million in the 2020 second quarter, compared to a de minimis loss amount in the same period in the prior year.

On a year-to-date basis, interest income from advances declined by 43.4%. Volume, as measured by average balances, was up in the current year period. Volume related increases in interest revenues were offset by rate related decline in interest revenues. Average transaction volume of advance business was $114.0 billion at an aggregate yield of 139 basis points in the 2020 period, compared to an average transaction volume of $99.4 billion at an aggregate yield of 284 basis points in the 2019 period.

Liquidity investments — Interest income from federal funds and repurchase agreements declined due to lower invested balances and sharp declines in market yields. Interest income from fixed-rate U. S. Treasury securities was higher in the 2020 periods compared to same periods in 2019 in parallel with increase in investments. The portfolio is comprised primarily of shorter-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives; securities were not acquired for speculative purpose. Market value gains and losses and realized gains and losses on sale are recorded in Other income (below the margin).

Mortgage-backed-securities — Interest income from fixed-rate MBS has increased in the periods in this report due to steady acquisitions. Transaction volume as measured by average outstanding balance was $11.3 billion in the 2020 second quarter, up from $11.2 billion in the 2020 first quarter and $9.8 billion in the 2019 second quarter. The hedging impact of fixed-rate prepayable CMBS elected under ASC 815 was not material. Investment opportunities remain limited given our price/return targets. Interest income from floating-rate MBS has declined as we have ceased acquiring LIBOR-indexed floating-rate MBS, a policy decision to restrain growth of LIBOR assets.

Mortgage-loans held-for-portfolio — Interest income from mortgage loans held-for-portfolio declined a little in the current year second quarter from the 2020 first quarter and 2019 second quarter. Investment volume has remained flat, with acquisitions replacing paydowns. The small decline in interest revenues was due to lower market yields on new loans acquired to replace paydowns. On a year-to-date basis, interest revenues has remained flat in 2020 compared to 2019.

For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Impact of hedging on Interest income from advances — 2020 periods Vs. 2019 periods

Declining interest rates unfavorably impacted hedging effects of ASC 815 hedges in the 2020 periods, primarily due to unfavorable interest settlements in the periods. The fair value hedging impact was not material. Our interest-rate hedging strategies have generally remained unchanged, although in the volatile environment we have increased the execution of interest-rate basis swaps to protect our spreads and margins.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table	9.7: Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Advance interest income
Advance interest income before adjustment for interest rate swaps	$418,074	$650,278	$909,929	$1,270,851
Fair value hedging effects	8,972	(7)	(2,551)	770
Amortization of basis	(208)	(14)	(222)	(28)
Interest rate swap accruals	(100,608)	54,679	(116,361)	125,239
Total advance interest income reported	$326,230	$704,936	$790,795	$1,396,832

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

For ASC 815 qualifying hedges, swap interest settlements and fair value gains and losses are recorded in interest income together with the interest expense accrued on the hedged CO debt.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table	9.8: Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Interest Expense
Consolidated obligations bonds
Fixed	$108,074	$171,933	(37.14)%	$277,062	$353,998	(21.73)%
Floating	68,852	324,054	(78.75)	256,421	640,584	(59.97)
Consolidated obligations discount notes	95,477	356,705	(73.23)	322,810	672,021	(51.96)
Deposits	146	5,976	(97.56)	3,374	11,941	(71.74)
Mandatorily redeemable capital stock	56	108	(48.15)	135	208	(35.10)
Cash collateral held and other borrowings	12	204	(94.12)	74	546	(86.45)

Total interest expense	$272,617	$858,980	(68.26)%	$859,876	$1,679,298	(48.80)%

Interest Expense — 2020 Periods Vs. 2019 Periods

Interest expense in the current year second quarter declined by 68.3% compared to the prior year period in parallel with the significant decline in market debt yields. On a year-to-date basis, interest expense in the current year period declined by 48.8% compared to the same period in the prior year.

Funding the substantial increase in member borrowings was largely accommodated by the issuances of short tenor CO discount notes. We have also continued to effectively deploy our CO bond portfolios of fixed-rate bullet CO bonds, fixed-rate callable CO bonds and floating-rate CO bonds.

In March 2020 the Federal Open Market Committee acted twice to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity. In the weeks before and after the Federal Reserve's cuts in the federal funds target rate, interest rates declined significantly, widening the spreads of the FHLBank CO bonds relative to U.S. Treasury securities, adversely impacting the cost of FHLBank CO bonds. In subsequent meetings through the second quarter of 2020, the FOMC has maintained its target rates as unchanged. For the FHLBNY the full impact is likely to filter through in future periods as CO bonds mature and replaced by new issuance at higher spreads to U.S. Treasury securities.

In the 2020 second quarter, we made several tactical changes in funding. One key decision was to change the funding mix to a greater utilization of CO discount notes as we sensed a shift in investor appetite for FHLBank discount notes. In the 2020 second quarter, CO discount notes funded 51.6% of earning-assets, up from 40.5% in the first quarter and 39.6% in the 2019 second quarter (calculations are based on average balances). In the current volatile market caused by COVID-19, investor demand for FHLBank issued high-quality CO discount notes pushed yields down, resulting in favorable spreads and favorable funding. Investors appear to have excess cash and in need of high-quality liquid assets, such as CO discount notes. Costing yields on CO discount notes declined to 43 basis points in 2020 second quarter, down from 144 basis points in the 2020 first quarter and 244 basis points in the 2019 second quarter. CO discount note spreads to equivalent maturity LIBOR have fluctuated in the second quarter, although at levels and ranges that were attractive. We cannot predict if the attractive CO discount levels will remain at these levels. We have made other tactical changes to our asset/liability postures to stay nimble, including increased execution of interest-rate swaps to protect our spreads and margins through the use of basis swaps and vanilla short-term swaps. As the spreads in the various indices, SOFR, OIS and LIBOR were constantly moving in relationship to one another as did our assets and liabilities that were also indexed to those indices, we employed basis swaps to optimize the management of such changes. While current market conditions have stabilized somewhat at the tail-end of the second quarter, longer-term funding remains limited in term and size and remain prohibitively expensive. In the 2020 second quarter, costing yields on floating-rate CO bonds and short-maturity CO bonds declined in line with the very low market yields on short-maturity, high-quality debt.

Funding volume was higher in the 2020 second quarter and the year-to-date period compared to the same periods in the prior year as advance demand grew in the 2020 periods requiring increased funding. The impact on interest expense from higher volume was offset by deep decline in funding rates in line with very low market rates for CO debt.

Our debt hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/FF OIS/SOFR as the alternative hedging benchmarks. Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815 fair value hedge, i.e. cash flows are swapped from fixed-rate to benchmark indexed variable-rate cash flows, synthetically converting fixed debt expense to a sub-LIBOR level. Cash flow hedges have also been executed to hedge rolling-issuances of discount notes to long-term fixed predictable interest expense. The aggregate hedging impact, fair value gains and losses and interest settlements, recorded a net gain of $33.6 million (reduction of debt expense) in the 2020 second quarter compared to a net loss of $3.5 million (increase in debt expense) in the same period in the prior year. Interest settlements were the primary components of gains and losses. The hedging impact due to fair values of the hedged debt minus the fair values of derivatives were not material, an indication of the highly-effective nature of the hedge relationships. On a year-to-date basis, ASC 815 hedging recorded a net gain of $54.5 million in the 2020 period, compared to a loss of $12.2 million in the prior year period, primarily resulting from swap interest settlements.

ASC 815 fair value hedging impact on CO debt expense due to changes in fair values of hedged CO bonds and CO discount notes minus hedging instruments was immaterial.

Impact of Hedging on Interest Expense on Debt — 2020 Periods Vs. 2019 Periods

Declining interest rates favorably impacted hedging effects of ASC 815 hedges. Swap interest settlements and fair value effects recorded in interest expense was a gain of $33.6 million in the current year second quarter, in contrast to a loss of $3.5 million in the prior year period. On a year-to-date basis, the impact was a gain of $54.5 million in the 2020 period compared to a loss of $12.2 million in the 2019 period. Gains and losses were primarily impacted by net interest settlements and the impact of changes in fair values were not material. In the fair value hedges of debt, we paid to swap counterparties the declining floating-rate coupons and in exchange we received fixed-rate cash flows.

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

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table	9.9: Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bonds and discount notes - interest expense
Bonds - interest expense before adjustment for swaps	$213,523	$492,564	$590,403	$982,010
Discount notes - interest expense before adjustment for swaps	92,509	356,600	320,399	672,399
Fair value hedging effect on CO bonds	2,382	973	(29)	3,044
Fair value hedging effect on discount notes	26	(222)	(560)	(222)
Amortization of basis adjustments on CO bonds	(1,455)	(1,455)	(3,167)	(2,899)
Amortization of basis adjustments on discount notes	17	-	182	-
Net interest adjustment for swaps hedging CO bonds	(37,522)	3,905	(53,723)	12,428
Net interest adjustment for swaps hedging discount notes	2,923	327	2,788	(157)
Total bonds and discount notes - interest expense	$272,403	$852,692	$856,293	$1,666,603

Allowance for Credit Losses — 2020 Periods Vs. 2019 Periods

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, purchased mortgage loans, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. We have elected to evaluate expected credit losses on interest receivable separately. For available-for-sale securities where fair value is less than cost, credit related impairment if any, will be recognized as an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions.

For a description of how expected losses are developed including interest receivable, refer to notes to financial statements:

Note 1. Critical Accounting Policies and Estimates – Credit Losses under ASU 2016-13.

Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Note 7 Available-for-Sale Securities.

Note 8 Held-To-Maturity Securities.

Note 9 Advances.

Note 10 Mortgage Loans Held-for-Portfolio.

Note 19 Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on our financial condition or cash flows. In the 2020 second quarter, we recorded a total provision of $3.0 million under the CECL guidance, primarily against our mortgage-loan portfolio. In the prior year second quarter, a de minimis recovery of $0.3 million was recorded based on pre-CECL policies. On a year-to-date basis, we recorded a net provision of $3.2 million in 2020, compared to a net reversal of $0.3 million in the same period in the prior year.

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:        Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Other income (loss):
Service fees and other (a)	$4,589	$4,660	$9,240	$9,074
Instruments held under the fair value option gains (losses) (b)	10,564	(2,360)	(11,390)	(2,824)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	-	(384)	-	(384)
Derivative gains (losses) (c)	(3,921)	(39,069)	(168,091)	(51,349)
Trading securities gains (losses) (d)	(41,377)	33,924	155,875	50,994
Equity investments gains (losses) (e)	7,328	1,926	(722)	6,364
Total other income (loss)	$(22,817)	$(1,303)	$(15,088)	$11,875

(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Fee income earned on financial letters of credit were $4.8 million in the second quarter of the current year compared to $4.3 million in the same period in the prior year. On a year-to-date basis through June 30, Service fees earned on financial letters of credit were $9.7 million in the current year, compared to $8.7 million in the same period in the prior year. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. De minimis amounts of associated fee expenses were adjusted to reported revenues.
(b)	Represents changes in fair values of CO bonds and CO discount notes elected under the FVO; gains and losses are a factor of the CO discounting curve at period-end dates and the volume of instruments outstanding. Fair values of debt instruments record losses when the forward discounting yield curve declines. Fair values are the full fair values of the debt instruments, including unpaid interest.
(c)	See Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	Net gains (losses) on Trading securities — We have invested in short- and medium-term fixed-rate U.S. Treasury securities. Gains/(losses) are valuation gains/(losses) net of realized gains on sales. The securities are not held for speculative trading, rather held for liquidity in compliance with FHFA regulatory requirements. The portfolio of securities has grown in line with our expanded liquidity objectives. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities.
(e)	Fair value gains (losses) on Equity Investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:        Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$(39,614)	$33,669	$140,981	$48,975
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	(1,763)	255	14,894	2,019
Net gains (losses) on trading securities	$(41,377)	$33,924	$155,875	$50,994

(a)	Securities classified as trading are held for liquidity objectives and carried at fair values. We record changes in fair values of the securities together with realized gains (losses) in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities — 2020 Periods Vs. 2019 Periods

For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.12:        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$19,184	$(42,516)	$(144,074)	$(53,406)
Caps or floors	(84)	125	5	(220)
Mortgage delivery commitments	1,244	303	1,119	500
Swaps economically hedging instruments designated under FVO (b)	14,862	1,940	24,090	2,687
Accrued interest on derivatives in economic hedging relationships (c)	(39,154)	1,079	(49,522)	(910)
Net gains (losses) related to derivatives not designated as
hedging instruments	$(3,948)	$(39,069)	$(168,382)	$(51,349)
Price alignment interest paid on variation margin	27	-	291	-
Net gains (losses) on derivatives and hedging activities	$(3,921)	$(39,069)	$(168,091)	$(51,349)

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

(a)	Primary drivers in the 2020 second quarter were: interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded derivative fair value gains of $34.8 million in the current year period, compared to derivative fair value losses of $39.4 million in the same period last year; interest rate swaps in economic hedges of advances and debt, primarily basis swaps recorded fair value losses $15.6 million in the 2020 period, compared to net losses of $3.2 million in the same period last year.

In the year-to-date period ended June 30, derivatives fair values in economic hedges of U.S. Treasury securities recorded net losses $163.8 million and $53.3 million in the 2020 and 2019 periods. Derivative fair values of swaps hedging advances and debt, primarily basis swaps, recorded a net gain of $19.7 million in the 2020 period and a de minimis loss in the 2019 period.

For context also see fair value gains of fixed-rate U.S. Treasury securities in the Bank’s liquidity trading portfolio in Table 9.11 above and Note 5. Trading Securities.

(b)	Represents derivative fair value of interest rate swaps hedging fixed-rate debt elected under the FVO.

(c)	Represents impact to earnings of net interest settlements recorded in Other Income (Loss). Net interest settlements are the interest accruals; on swaps in economic hedges are recorded in Other Income (Loss).

Operating Expenses, Compensation and Benefits, and Other Expenses — 2020 Periods Vs. 2019 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:        Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2020	Percentage of Total	2019	Percentage of Total
Operating Expenses (a)
Occupancy	$2,351	12.97%	$2,102	13.60%
Depreciation and leasehold amortization	2,678	14.77	2,153	13.93
All others (b)	13,103	72.26	11,196	72.47
Total Operating Expenses	$18,132	100.00%	$15,451	100.00%

Total Compensation and Benefits (c)	$22,265		$20,462
Finance Agency and Office of Finance (d)	$4,593		$4,199
Other expenses (e)	$6,039		$2,333

	Six months ended June 30,
	2020	Percentage of Total	2019	Percentage of Total
Operating Expenses (a)
Occupancy	$4,432	14.04%	$3,945	13.94%
Depreciation and leasehold amortization	5,277	16.72	4,114	14.54
All others (b)	21,856	69.24	20,242	71.52
Total Operating Expenses	$31,565	100.00%	$28,301	100.00%

Total Compensation and Benefits (c)	$45,642		$41,900
Finance Agency and Office of Finance (d)	$9,044		$8,141
Other expenses (e)	$8,370		$4,683

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.
(c)	Compensation expense increased driven by staff additions to support of our long-term technology enhancement effort.
(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(e)	The category Other expenses included COVID-19 charitable contributions and contributions to homeowners and small businesses under a newly established multi-year disaster relief grant program; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2020 Periods Vs. 2019 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 20, 2020.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:    Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$155,611	$161,129	$153,894	$161,718
Additions from current period's assessments	15,287	12,021	26,974	27,014
Net disbursements for grants and programs	(11,434)	(8,888)	(21,404)	(24,470)
Ending balance	$159,464	$164,262	$159,464	$164,262

AHP assessments allocated from net income totaled $15.3 million in the second quarter of the current year, compared to $12.0 million for the same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $27.0 million for both the current period and prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Federal Housing Finance Agency (Finance Agency) (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

The Bank does not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on its financial condition or results of operations.

Finance Agency Final Rule on FHLBank Housing Goals Amendments.  On June 3, 2020, the Finance Agency issued a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation.  Enforcement of the final rule will phase in over three years.  The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members.  The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

The Bank is continuing to analyze the impact of the final rule.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect; the Bank has been accepting such loans as collateral.

Federal Reserve Lending Facilities. The Federal Reserve announced on July 28, 2020 that its lending facilities scheduled to expire on or around September 30, 2020 would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action:

-	Additional federal unemployment funds expired July 31, 2020.
-	Statutory eviction freeze for federally-backed properties expired July 25, 2020.
-	Foreclosure moratorium on federally-backed properties and evictions was extended by the Finance Agency on June 17, 2020 to until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of the CARES Act on its business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and the impacts on the Bank’s MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the Securities and Exchange Commission, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management. Market risk or interest rate risk (IRR) is the risk of change to market value or future earnings due to a change in the interest rate environment. IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities. As the maturity mismatch increases so does the level of IRR. The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income. Accordingly, the balance sheet consists of predominantly short-term instruments and assets and liabilities synthetically swapped to floating-rate indices. A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from a volatile interest rate environment.

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure. Historically the index concentration was 1- or 3-month LIBOR driven; however as the Bank strategizes to address LIBOR cessation, the SOFR and OIS indices are increasingly being utilized. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio. These include: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, liquidity and funding risks. These varied risks are controlled by monitoring IRR measures including re-pricing gaps, duration of equity (DOE), value at risk (VaR), net interest income (NII) at risk, key rate durations (KRD) and forecasted dividend rate sensitivities.

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2019 based on an anticipated market condition for 2020 which did not take into account the COVID-19 pandemic and the resulting low interest rates. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of June 30, 2020 for completeness and comparative purposes, and currently investigating model and scenario changes to take account of the existing low rate environment and potential for negative rates. The current risk limits are as follows:

•	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was revised in late 2019 for 2020 and made consistent with expected market conditions for the year. This metric models the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
•	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2020	-1.86	0.24	-0.08	0.49
March 31, 2020	-3.18	-0.12	-0.91	-0.17
December 31, 2019	-0.87	0.12	-2.11	0.37
September 30, 2019	0.06	1.64	0.88	0.72
June 30, 2019	-0.28	0.82	-1.09	0.44

The DOE has remained within policy limits. The -100/200bps scenarios impose a near zero rate condition and produced results that Bank management does not consider meaningful given the current low rate market environment.

Duration indicates any cumulative re-pricing/maturity imbalance in the portfolio’s financial assets and liabilities. A positive DOE indicates that, on average, the liabilities will re-price or mature sooner than the assets, while a negative DOE indicates that, on average, the assets will re-price or mature earlier than the liabilities. DOE captures sensitivity of MVE. We measure DOE using software that generates a full revaluation incorporating optionality within our portfolio using well-known and tested financial pricing theoretical models. The DOE calculation also incorporates non-interest bearing financial asset and liabilities.

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

One Year Re-pricing Gap
June 30, 2020	$5.589 Billion
March 31, 2020	$6.299 Billion
December 31, 2019	$5.936 Billion
September 30, 2019	$5.632 Billion
June 30, 2019	$5.818 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was technically breached at March 31, 2020 due to significant dislocation of rates and spreads as of the end of March 2020. The sensitivity analysis assumes that rates/spreads as of the end of March 2020 are held unchanged for the remainder of the year, and, as a consequence, the model generates significantly higher net interest income for the Bank. When spread relationships were normalized in the current low rate environment and for June 30, 2020, this limit was within threshold. The existing measure is subject to significant model limitations due to the assumption of floored rate levels against an already low rate environment. The Bank is further refining the model in future periods to be more meaningful in light of current market conditions.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
June 30, 2020	N/A	-23.83%	-1.62%
March 31, 2020	N/A	-47.79%	12.14%
December 31, 2019	-32.91%	-5.55%	6.96%
September 30, 2019	-31.16%	-3.05%	2.72%
June 30, 2019	-14.30%	-7.37%	11.10%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of June 30, 2020 for completeness and comparative purposes, and currently investigating model and scenario changes to take account of the existing low rate environment and potential for negative rates. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
June 30, 2020	2.47%	1.76%	2.05%
March 31, 2020	2.89%	1.32%	3.60%
December 31, 2019	-1.93%	-1.60%	0.19%
September 30, 2019	-0.55%	-0.63%	-0.95%
June 30, 2019	-1.51%	-0.81%	-0.34%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2020 and December 31, 2019 (in millions):

	Interest Rate Sensitivity
	June 30, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,829	$406	$793	$388	$1,136
MBS investments	5,662	733	1,911	1,564	5,985
Swaps hedging MBS	602	-	-	-	(602)
Adjustable-rate loans and advances	29,114	-	-	-	-
Net investments, adjustable rate loans and advances	48,207	1,139	2,704	1,952	6,519

Liquidity trading portfolio	1,801	6,550	4,402	-	-
Swaps hedging investments	10,909	(6,529)	(4,380)	-	-
Net liquidity trading portfolio	12,710	21	22	-	-

Fixed-rate loans and advances	37,896	8,580	16,695	8,205	11,511
Swaps hedging fixed-rate advances	40,091	(6,486)	(14,859)	(7,281)	(11,465)
Net fixed-rate loans and advances	77,987	2,094	1,836	924	46

Total interest-earning assets	$138,904	$3,254	$4,562	$2,876	$6,565

Interest-bearing liabilities:
Deposits	$1,530	$-	$-	$-	$-

Discount notes	78,169	11,314	-	-	-
Swapped hedging discount notes	7,417	(9,223)	198	209	1,399
Net discount notes	85,586	2,091	198	209	1,399

Consolidated Obligation Bonds
FHLBank bonds	29,933	10,960	9,741	2,410	5,372
Swaps hedging bonds	16,253	(9,784)	(5,381)	(413)	(675)
Net FHLBank bonds	46,186	1,176	4,360	1,997	4,697

Total interest-bearing liabilities	$133,302	$3,267	$4,558	$2,206	$6,096
Post hedge gaps (a):
Periodic gap	$5,602	$(13)	$4	$670	$469
Cumulative gaps	$5,602	$5,589	$5,593	$6,263	$6,732

	Interest Rate Sensitivity
	December 31, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$25,527	$234	$646	$472	$1,639
MBS investments	5,781	943	2,167	1,657	6,142
Swaps hedging MBS	532	-	-	-	(532)
Adjustable-rate loans and advances	16,368	-	-	-	-
Net investments, adjustable rate loans and advances	48,208	1,177	2,813	2,129	7,249

Liquidity trading portfolio	2,446	3,708	9,109	2	-
Swaps hedging investments	12,780	(3,710)	(9,070)	-	-
Net liquidity trading portfolio	15,226	(2)	39	2	-

Fixed-rate loans and advances	49,892	4,502	14,493	5,557	9,584
Swaps hedging fixed-rate advances	31,083	(4,008)	(12,966)	(4,566)	(9,543)
Net fixed-rate loans and advances	80,975	494	1,527	991	41

Total interest-earning assets	$144,409	$1,669	$4,379	$3,122	$7,290

Interest-bearing liabilities:
Deposits	$1,155	$5	$-	$-	$-

Discount notes	73,942	-	-	-	-
Swapped hedging discount notes	(2,664)	525	531	90	1,518
Net discount notes	71,278	525	531	90	1,518

Consolidated Obligation Bonds
FHLBank bonds	57,598	6,463	6,518	2,424	5,320
Swaps hedging bonds	8,601	(5,483)	(2,305)	(88)	(725)
Net FHLBank bonds	66,199	980	4,213	2,336	4,595

Total interest-bearing liabilities	$138,632	$1,510	$4,744	$2,426	$6,113
Post hedge gaps (a):
Periodic gap	$5,777	$159	$(365)	$696	$1,177
Cumulative gaps	$5,777	$5,936	$5,571	$6,267	$7,444

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2020. Based on this evaluation, they concluded that as of June 30, 2020, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: August 10, 2020