Form 10-Q
period 2020-09-30
Federal Home Loan Bank of New York
filed 2020-11-12
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2020 was 59,069,911.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks (Note 3)	$487,719	$603,241
Interest-bearing deposits (Note 4)	685,000	-
Securities purchased under agreements to resell (Note 4)	3,400,000	14,985,000
Federal funds sold (Note 4)	7,674,000	8,640,000
Trading securities (Note 5)
(Includes $633,220 pledged as collateral at September 30, 2020 and $251,177 at December 31, 2019)	12,598,027	15,318,809
Equity Investments (Note 6)	69,961	60,047
Available-for-sale securities, net of unrealized gains (losses) of $285,196 at September 30, 2020 and $97,868 at December 31, 2019 (Note 7)	3,275,768	2,653,418
Held-to-maturity securities, net of allowance for credit losses of $1,028 at September 30, 2020 (Note 8)
(Includes $2,902 pledged as collateral at September 30, 2020 and $3,719 at December 31, 2019)	13,815,615	15,234,482
Advances (Note 9)
(Includes $0 at September 30, 2020 and December 31, 2019 at fair value under the fair value option)	106,215,738	100,695,241
Mortgage loans held-for-portfolio, net of allowance for credit losses of $9,100 at September 30, 2020 and $653 at December 31, 2019 (Note 10)	3,054,003	3,173,352
Loans to other FHLBanks (Note 20)	-	-
Accrued interest receivable	195,753	312,559
Premises, software, and equipment	71,726	63,426
Operating lease right-of-use assets (Note 19)	71,984	75,464
Derivative assets (Note 17)	71,462	237,947
Other assets	7,106	9,036

Total assets	$151,693,862	$162,062,022

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,686,801	$1,144,519
Non-interest-bearing demand	73,559	34,890
Term	49,980	15,000
Total deposits	1,810,340	1,194,409

Consolidated obligations, net (Note 12)
Bonds (Includes $14,776,973 at September 30, 2020 and $12,134,043 at December 31, 2019 at fair value under the fair value option)	71,742,105	78,763,309
Discount notes (Includes $12,853,069 at September 30, 2020 and $2,186,603 at December 31, 2019 at fair value under the fair value option)	69,709,787	73,959,205
Total consolidated obligations	141,451,892	152,722,514

Mandatorily redeemable capital stock (Note 14)	3,334	5,129

Accrued interest payable	117,280	156,889
Affordable Housing Program (Note 13)	158,352	153,894
Derivative liabilities (Note 17)	59,643	32,411
Other liabilities	168,263	175,516
Operating lease liabilities (Note 19)	85,799	89,365
Total liabilities	143,854,903	154,530,127

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
59,957 at September 30, 2020 and 57,787 at December 31, 2019	5,995,663	5,778,666
Retained earnings
Unrestricted	1,135,704	1,115,236
Restricted (Note 14)	754,564	685,798
Total retained earnings	1,890,268	1,801,034
Total accumulated other comprehensive income (loss)	(46,972)	(47,805)
Total capital	7,838,959	7,531,895
Total liabilities and capital	$151,693,862	$162,062,022

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Advances, net (Note 9)	$193,003	$599,554	$983,798	$1,996,386
Interest-bearing deposits (Note 4)	581	1,856	3,190	3,174
Securities purchased under agreements to resell (Note 4)	957	55,340	27,657	137,582
Federal funds sold (Note 4)	2,082	60,073	32,743	190,729
Trading securities (Note 5)	48,708	57,944	174,589	145,746
Available-for-sale securities (Note 7)	14,742	18,009	46,459	50,310
Held-to-maturity securities (Note 8)	73,303	113,926	256,906	352,257
Mortgage loans held-for-portfolio (Note 10)	21,336	25,224	71,694	75,678
Loans to other FHLBanks (Note 20)	-	1	33	155
Total interest income	354,712	931,927	1,597,069	2,952,017

Interest expense
Consolidated obligation bonds (Note 12)	110,066	429,738	643,549	1,424,320
Consolidated obligation discount notes (Note 12)	63,582	333,413	386,392	1,005,434
Deposits (Note 11)	208	6,053	3,582	17,994
Mandatorily redeemable capital stock (Note 14)	65	87	200	295
Cash collateral held and other borrowings	28	242	102	788
Total interest expense	173,949	769,533	1,033,825	2,448,831
Net interest income before provision for credit losses	180,763	162,394	563,244	503,186
Provision (Reversal) for credit losses	2,536	134	5,702	(158)
Net interest income after provision for credit losses	178,227	162,260	557,542	503,344

Other income (loss)
Service fees and other	4,133	4,665	13,373	13,739
Instruments held under the fair value option gains (losses) (Note 18)	7,107	(694)	(4,283)	(3,518)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	-	(256)	-	(640)
Derivative gains (losses) (Note 17)	10,849	(4,269)	(157,242)	(55,618)
Trading securities gains (losses) (Note 5)	(39,693)	(4,000)	116,182	46,994
Equity investments gains (losses) (Note 6)	3,096	381	2,374	6,745
Litigation settlement	225	-	225	-
Total other income (loss)	(14,283)	(4,173)	(29,371)	7,702

Other expenses
Operating	17,037	17,151	48,602	45,452
Compensation and benefits	22,957	21,870	68,599	63,770
Finance Agency and Office of Finance	4,850	3,997	13,894	12,138
Other expenses	6,654	2,379	15,024	7,062
Total other expenses	51,498	45,397	146,119	128,422
Income before assessments	112,446	112,690	382,052	382,624
Affordable Housing Program Assessments (Note 13)	11,251	11,278	38,225	38,292
Net income	$101,195	$101,412	$343,827	$344,332
Basic earnings per share (Note 15)	$1.64	$1.91	$5.46	$6.19

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net Income	$101,195	$101,412	$343,827	$344,332
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	6,216	43,143	187,328	136,290
Net change in non-credit accretion portion of held-to-maturity securities
Reclassification of non-credit portion included in net income	-	256	-	640
Accretion of non-credit portion	478	559	1,535	2,351
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	478	815	1,535	2,991
Net change due to hedging activities
Cash flow hedges (a)	18,070	(41,143)	(140,542)	(153,503)
Fair value hedges (b)	7,520	(12,909)	(51,318)	(26,272)
Total net change due to hedging activities	25,590	(54,052)	(191,860)	(179,775)
Net change in pension and postretirement benefits	1,277	656	3,830	1,966
Total other comprehensive income (loss)	33,561	(9,438)	833	(38,528)
Total comprehensive income (loss)	$134,756	$91,974	$344,660	$305,804

(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. The amount represents the change in the unrealized fair values of the hedged securities due to changes in the benchmark rate component elected in the hedging strategy. Quarterly changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2020 and 2019

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2019	58,412	$5,841,247	$1,108,387	$639,865	$1,748,252	$(42,349)	$7,547,150

Proceeds from issuance of capital stock	22,004	2,200,344	-	-	-	-	2,200,344
Repurchase/redemption of capital stock	(25,676)	(2,567,573)	-	-	-	-	(2,567,573)
Shares reclassified to mandatorily redeemable capital stock	-	-	-	-	-	-	-
Cash dividends ($1.58 per share) on capital stock	-	-	(92,073)	-	(92,073)	-	(92,073)
Comprehensive income (loss)	-	-	81,130	20,282	101,412	(9,438)	91,974

Balance, September 30, 2019	54,740	$5,474,018	$1,097,444	$660,147	$1,757,591	$(51,787)	$7,179,822

Balance, June 30, 2020	63,342	$6,334,135	$1,150,181	$734,325	$1,884,506	$(80,533)	$8,138,108

Proceeds from issuance of capital stock	6,721	672,165	-	-	-	-	672,165
Repurchase/redemption of capital stock	(10,079)	(1,007,894)	-	-	-	-	(1,007,894)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	-	-	-	-	(2,743)
Cash dividends ($1.39 per share) on capital stock	-	-	(95,433)	-	(95,433)	-	(95,433)
Comprehensive income (loss)	-	-	80,956	20,239	101,195	33,561	134,756

Balance, September 30, 2020	59,957	$5,995,663	$1,135,704	$754,564	$1,890,268	$(46,972)	$7,838,959

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	58,726	5,872,520	-	-	-	-	5,872,520
Repurchase/redemption of capital stock	(64,603)	(6,460,252)	-	-	-	-	(6,460,252)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,049)	-	-	-	-	(4,049)
Cash dividends ($4.89 per share) on capital stock	-	-	(280,823)	-	(280,823)	-	(280,823)
Comprehensive income (loss)	-	-	275,466	68,866	344,332	(38,528)	305,804

Balance, September 30, 2019	54,740	$5,474,018	$1,097,444	$660,147	$1,757,591	$(51,787)	$7,179,822

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Adjustments to opening balances (b)	-	-	14,431	-	14,431	-	14,431
Proceeds from issuance of capital stock	50,030	5,003,049	-	-	-	-	5,003,049
Repurchase/redemption of capital stock	(47,833)	(4,783,309)	-	-	-	-	(4,783,309)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	-	-	-	-	(2,743)
Cash dividends ($4.46 per share) on capital stock	-	-	(269,024)	-	(269,024)	-	(269,024)
Comprehensive income (loss)	-	-	275,061	68,766	343,827	833	344,660

Balance, September 30, 2020	59,957	$5,995,663	$1,135,704	$754,564	$1,890,268	$(46,972)	$7,838,959

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Adjustments include a charge to retained earnings of $3.8 million at the adoption of ASU 2016-13 (CECL framework) on January 1, 2020; in June 2020, we recorded an increase to retained earnings of $18.2 million, which represented the FHLBNY’s share of cash distribution received when Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks. For more information, see Distribution received from Financing Corporation in Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019
Operating activities

Net Income	$343,827	$344,332

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(243,626)	(218,314)
Concessions on consolidated obligations	3,500	2,277
Premises, software, and equipment	7,946	6,344
Provision (Reversal) for credit losses	5,702	(158)
Credit impairment losses on held-to-maturity securities	-	640
Change in net fair value adjustments on derivatives and hedging activities (b)	(603,475)	(307,368)
Net realized and unrealized (gains) losses on trading securities	(116,182)	(46,994)
Change in fair value on Equity Investments	(1,716)	(6,012)
Change in fair value adjustments on financial instruments held at fair value	4,283	3,518
Net change in:
Accrued interest receivable	116,976	1,735
Derivative assets due to accrued interest	240,239	41,852
Derivative liabilities due to accrued interest	(125,660)	(1,951)
Other assets	1,773	3,170
Affordable Housing Program liability	4,458	(1,194)
Accrued interest payable	(39,609)	(40,434)
Other liabilities (a)	2,557	6,411
Total adjustments	(742,834)	(556,478)
Net cash provided by (used in) operating activities	$(399,007)	$(212,146)
Investing activities
Net change in:
Interest-bearing deposits	$(1,237,918)	$(379,145)
Securities purchased under agreements to resell	11,585,000	(5,840,000)
Federal funds sold	966,000	3,710,000
Deposits with other FHLBanks	(72)	(89)
Premises, software, and equipment	(16,245)	(15,401)
Trading securities:
Purchased	(3,333,433)	(7,991,883)
Repayments	1,850,738	1,714,159
Proceeds from sales	4,292,913	748,301
Equity Investments:
Purchased	(10,024)	(4,101)
Proceeds from sales	1,825	1,478
Available-for-sale securities:
Purchased	(489,130)	(521,965)
Repayments	49,363	60,830
Held-to-maturity securities:
Long-term securities
Purchased	(286,053)	(1,524,044)
Repayments	1,693,437	2,275,156
Advances:
Principal collected	450,650,767	868,256,828
Made	(454,872,494)	(856,562,006)
Mortgage loans held-for-portfolio:
Principal collected	515,139	204,891
Purchased	(411,852)	(336,487)
Proceeds from sales of REO	442	2,388
Net change in loans to other FHLBanks	-	250,000
Net cash provided by (used in) investing activities	$10,948,403	$4,048,910

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019
Financing activities
Net change in:
Deposits and other borrowings	$690,210	$402,828
Partial recovery of prior capital distribution to Financing Corporation	18,204	-
Derivative contracts with financing element	(5,049)	(14,811)
Consolidated obligation bonds:
Proceeds from issuance	59,823,060	67,059,485
Payments for maturing and early retirement	(66,949,288)	(75,378,234)
Consolidated obligation discount notes:
Proceeds from issuance	734,342,359	935,812,989
Payments for maturing	(738,530,592)	(930,878,032)
Capital stock:
Proceeds from issuance of capital stock	5,003,049	5,872,520
Payments for repurchase/redemption of capital stock	(4,783,309)	(6,460,252)
Redemption of mandatorily redeemable capital stock	(4,538)	(4,562)
Cash dividends paid (c)	(269,024)	(280,823)
Net cash provided by (used in) financing activities	$(10,664,918)	$(3,868,892)
Net increase (decrease) in cash and due from banks	(115,522)	(32,128)
Cash and due from banks at beginning of the period (d)	603,241	85,406
Cash and due from banks at end of the period (d)	$487,719	$53,278

Supplemental disclosures:
Interest paid	$858,482	$1,502,674
Interest paid for Discount Notes (e)	$445,801	$1,029,127
Affordable Housing Program payments (f)	$33,767	$39,486
Transfers of mortgage loans to real estate owned	$135	$459
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$-	$(640)
Capital stock subject to mandatory redemption reclassified from equity	$2,743	$4,049
Securities traded but not settled	$-	$100,922
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (g)	$-	$1,597,207

Notes to Supplemental Disclosure:

(a)	The adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million as of January 1, 2019. For cash flow information on operating leases outstanding at September 30, 2020 and December 31, 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.
(b)	Negative adjustments to operating cash flows of $603.5 million and $307.4 million for the nine months ended September 30, 2020 and 2019 represented fair value adjustments on derivatives and hedging activities and the increase was due to higher variation margin posted to derivative counterparties.
(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments, and are not included in cash or cash equivalent.
(e)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(g)	As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

Note 8.    Held-to-Maturity Securities.

Note 9.    Advances.

Note 10.  Mortgage Loans Held-for-Portfolio.

Note 19.  Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on financial condition or cash flows. The following table presents the impacts to allowance for credit losses and retained earnings at January 1, 2020, the adoption date of this guidance, and at September 30, 2020 (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	September 30, 2020
Allowance for Credit Losses
PLMBS Held-to-maturity	$-	$-	$-	$257
Mortgage loans	653	2,972	2,972	9,100
Municipal securities	-	801	801	771
Federal funds sold and
Repurchase agreements	-	-	-	-
	$653	$3,773	$3,773	$10,128

Retained Earnings
Allowance for credit losses		$3,773	$3,773
Decrease in retained earnings		$3,773	$3,773

No off-balance sheet credit loss allowance was necessary at September 30, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 2.	FASB Standards Issued But Not Yet Adopted.

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2020-04, Reference Rate Reform (Topic 848) Issued in March 2020	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:	This guidance is effective for the FHLBNY beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022.

We are actively engaged in reviewing LIBOR-indexed contracts, including the application of permissable expedients offered under the ASU to streamline an orderly transition to SOFR.

While we have not yet concluded a comprehensive review, we believe the adoption of the guidance will streamline the transition broadly, and specifically ease the administrative burden for the accounting for the effects of reference rate reform.   If elected, a one-time expedient allowing transfer/sale of LIBOR-indexed securities from  HTM could potentially result in a material accounting impact on the FHLBNY’s financial position or results of operations.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at September 30, 2020 and December 31, 2019. There were no restricted cash balances at September 30, 2020 and December 31, 2019.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $34.2 million at September 30, 2020 and $45.4 million at December 31, 2019. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. At September 30, 2020, deposits placed were $0.7 billion. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at September 30, 2020 and December 31, 2019. Accrued interest receivable was $3.0 thousand as of September 30, 2020, and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. At September 30, 2020 and December 31, 2019, federal funds sold were $7.7 billion and $8.6 billion, and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at September 30, 2020 and December 31, 2019. Accrued interest receivable was $17.1 thousand and $0.4 million as of September 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — At September 30, 2020 and December 31, 2019, the outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $3.4 billion and $15.0 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivable was $7.4 thousand and $0.6 million at September 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $3.5 billion and $15.2 billion were received at BONY to collateralize the overnight investments at September 30, 2020 and December 31, 2019. Securities purchased under agreements to resell averaged $4.0 billion and $4.5 billion for the three and nine months ended September 30, 2020. For the twelve months ended December 31, 2019, transaction balances averaged $8.3 billion. Interest income from securities purchased under agreements to resell were $1.0 million and $27.7 million for the three and nine months ended September 30, 2020 compared to $55.3 million and $137.6 million for the same periods in the prior year. No overnight investments had been executed bilaterally with counterparties at those dates. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Generally, repurchase agreements are short-term and generally overnight and counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at September 30, 2020 and December 31, 2019.

Note 5.	Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at September 30, 2020 and December 31, 2019 (in thousands):

Fair value	September 30, 2020	December 31, 2019
Corporate notes	$2,166	$3,217
U.S. Treasury notes	11,346,168	15,315,592
U.S. Treasury bills	1,249,693	-
Total trading securities	$12,598,027	$15,318,809

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The carrying values of trading securities included net unrealized fair value gains of $130.9 million at September 30, 2020, and $53.1 million at December 31, 2019. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $633.2 million at September 30, 2020 and $251.2 million at December 31, 2019 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2020
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$-	$2,166	$2,166
U.S. Treasury notes	9,855,917	1,490,251	11,346,168
U.S. Treasury bills	1,249,693	-	1,249,693
Total trading securities	$11,105,610	$1,492,417	$12,598,027
Yield on trading securities	1.70%	1.83%

	December 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$869	$2,348	$3,217
U.S. Treasury notes	6,176,952	9,138,640	15,315,592
Total trading securities	$6,177,821	$9,140,988	$15,318,809
Yield on trading securities	2.36%	2.36%

Note 6.	Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$8,255	$-	$-	$8,255
Equity funds	29,254	10,909	(2,546)	37,617
Fixed income funds	22,766	1,413	(90)	24,089
Total Equity Investments (a)	$60,275	$12,322	$(2,636)	$69,961

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,322	$-	$-	$1,322
Equity funds	28,650	8,312	(623)	36,339
Fixed income funds	22,104	412	(130)	22,386
Total Equity Investments (a)	$52,076	$8,724	$(753)	$60,047

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$2,888	$135	$1,716	$6,012
Net gains (losses) recognized during the period on equity investments sold during the period	-	17	-	17
Net dividend and other	208	229	658	716
Net gains (losses) recognized during the period	$3,096	$381	$2,374	$6,745

Note 7.	Available-for-Sale Securities.

No AFS security was impaired in any periods in this report, and no credit loss allowance was necessary at September 30, 2020 or upon adoption of ASU 2017-12 at January 1, 2020.

The following tables provide major security types (in thousands):

	September 30, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$294,269	$4,221		$-		$298,490
CMBS	36	-		-		36
Total Floating	294,305	4,221		-		298,526
Fixed
CMBS	2,696,267	283,627		(2,652)		2,977,242
Total Fixed	2,696,267	283,627		(2,652)		2,977,242
AFS Before Hedging Adjustments	2,990,572	287,848	(a)	$(2,652	) (a)	$3,275,768
Hedging Basis Adjustments in AOCI	62,911	(62,911	) (b)
Total Available-for-sale securities	$3,053,483	$224,937

	December 31, 2019
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$339,419	$2,164		$(74)		$341,509
CMBS	2,539	1		-		2,540
Total Floating	341,958	2,165		(74)		344,049
Fixed
CMBS	2,213,592	99,532		(3,755)		2,309,369
Total Fixed	2,213,592	99,532		(3,755)		2,309,369
AFS Before Hedging Adjustments	2,555,550	101,697	(a)	(3,829	) (a)	2,653,418
Hedging Basis Adjustments in AOCI	11,593	14,925	(b)	3,332	(b)	-
Total Available-for-sale securities	$2,567,143	$86,772		$(497)		$2,653,418

(a)	Amounts represents specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis that were recorded as an adjustment to the amortized cost of hedged securities, impacting unrealized gains and losses reported in the table above. Securities in a fair value hedging relationship at September 30, 2020 and December 31, 2019 reported $62.9 million and $11.6 million as hedging basis as disclosed in the table above, with an offset to AOCI. The hedging basis adjustment had no impact on market based fair values.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2020 and December 31, 2019, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). As noted in the table below, AFS securities in an unrealized loss position for 12-months or longer were not material. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2020 and December 31, 2019. Accrued interest receivable was $6.4 million and $6.1 million at September 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

No credit loss allowance was necessary at September 30, 2020 based on analysis as noted above. The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$412,121	$(2,652)	$-	$-	$412,121	$(2,652)
Total MBS-GSE	412,121	(2,652)	-	-	412,121	(2,652)
Total Temporarily Impaired	$412,121	$(2,652)	$-	$-	$412,121	$(2,652)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$32,012	$(65)	$-	$-	$32,012	$(65)
Freddie Mac-CMO	7,071	(9)	-	-	7,071	(9)
Freddie Mac-CMBS	129,496	(423)	-	-	129,496	(423)
Total MBS-GSE	168,579	(497)	-	-	168,579	(497)
Total Temporarily Impaired	$168,579	$(497)	$-	$-	$168,579	$(497)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due in one year or less	$36	$36	$2,539	$2,540
Due after one year through five years	313,885	342,105	-	-
Due after five year through ten years	2,405,839	2,595,275	2,189,350	2,273,352
Due after ten years	333,723	338,352	375,254	377,526
Total Available-for-sale securities	$3,053,483	$3,275,768	$2,567,143	$2,653,418

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $37.8 million and net unamortized premiums of $30.4 million at September 30, 2020 and December 31, 2019. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$294,269	$298,490	$339,419	$341,509
CMBS - LIBOR	36	36	2,539	2,540
Total Floating	294,305	298,526	341,958	344,049
Fixed
CMBS	2,759,178	2,977,242	2,225,185	2,309,369

Total Mortgage-backed securities	$3,053,483	$3,275,768	$2,567,143	$2,653,418

Note 8.	Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$50,954	$-	$-	$50,954	$6,846	$-	$57,800
Freddie Mac	10,163	-	-	10,163	1,282	-	11,445
Total pools of mortgages	61,117	-	-	61,117	8,128	-	69,245

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,071,810	-	-	1,071,810	10,994	(826)	1,081,978
Freddie Mac	680,437	-	-	680,437	6,487	(401)	686,523
Ginnie Mae	7,191	-	-	7,191	115	-	7,306
Total CMOs/REMICs	1,759,438	-	-	1,759,438	17,596	(1,227)	1,775,807

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,622,958	-	-	1,622,958	50,553	(1,506)	1,672,005
Freddie Mac	9,170,498	-	-	9,170,498	620,009	(6,392)	9,784,115
Total commercial mortgage-backed securities	10,793,456	-	-	10,793,456	670,562	(7,898)	11,456,120

Non-GSE MBS (c)
CMOs/REMICs	3,929	(257)	(303)	3,369	251	(83)	3,537

Asset-Backed Securities (c)
Manufactured housing (insured)	25,152	-	-	25,152	834	-	25,986
Home equity loans (insured)	54,936	-	(3,492)	51,444	13,969	(49)	65,364
Home equity loans (uninsured)	18,742	-	(2,241)	16,501	2,526	(322)	18,705
Total asset-backed securities	98,830	-	(5,733)	93,097	17,329	(371)	110,055
Total MBS	12,716,770	(257)	(6,036)	12,710,477	713,866	(9,579)	13,414,764

Other
State and local housing finance agency obligations (e)	1,105,138	-	-	1,105,138	169	(22,086)	1,083,221
Total Held-to-maturity securities	$13,821,908	$(257)	$(6,036)	$13,815,615	$714,035	$(31,665)	$14,497,985

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$61,990	$-	$61,990	$6,255	$-	$68,245
Freddie Mac	11,526	-	11,526	1,135	-	12,661
Total pools of mortgages	73,516	-	73,516	7,390	-	80,906

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,403,787	-	1,403,787	4,281	(3,130)	1,404,938
Freddie Mac	878,068	-	878,068	2,871	(2,526)	878,413
Ginnie Mae	9,265	-	9,265	113	-	9,378
Total CMOs/REMICs	2,291,120	-	2,291,120	7,265	(5,656)	2,292,729

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,822,310	-	1,822,310	16,796	(1,372)	1,837,734
Freddie Mac	9,815,215	-	9,815,215	215,919	(18,584)	10,012,550
Total commercial mortgage-backed securities	11,637,525	-	11,637,525	232,715	(19,956)	11,850,284

Non-GSE MBS (c)
CMOs/REMICs	4,451	(331)	4,120	56	(30)	4,146

Asset-Backed Securities (c)
Manufactured housing (insured)	28,618	-	28,618	1,175	-	29,793
Home equity loans (insured)	61,186	(4,062)	57,124	17,912	-	75,036
Home equity loans (uninsured)	23,322	(3,178)	20,144	4,209	(146)	24,207
Total asset-backed securities	113,126	(7,240)	105,886	23,296	(146)	129,036

Total MBS	14,119,738	(7,571)	14,112,167	270,722	(25,788)	14,357,101

Other
State and local housing finance agency obligations	1,122,315	-	1,122,315	400	(23,210)	1,099,505
Total Held-to-maturity securities	$15,242,053	$(7,571)	$15,234,482	$271,122	$(48,998)	$15,456,606

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
(e)	Amortized cost at September 30, 2020 includes allowance for credit loss of $0.8 million recorded at January 1, 2020, the adoption date of ASU 2016-13.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.9 million at September 30, 2020 and $3.7 million at December 31, 2019, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Loss Allowances on Held-to-maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Numbers of investment positions that were in an unrealized loss position were 42 and 120 at September 30, 2020 and December 31, 2019.

Housing finance agency bonds — The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $22.1 million and $23.2 million at September 30, 2020 and December 31, 2019. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. Number of investment positions that were in an unrealized loss position were 14 and 12 at September 30, 2020 and December 31, 2019.

Based on analysis performed at January 1, 2020, the adoption date of the guidance under ASU 2016-13, a credit loss of $0.8 million was recognized as a charge to beginning retained earnings at January 1, 2020. At September 30, 2020, the probability default analysis reported cumulative credit loss of $0.8 million, materially unchanged from the evaluation at adoption date. The portfolio composition has not changed and no acquisitions or sales were made in the nine months ended September 30, 2020. Additionally, our counterparty default analysis at September 30, 2020 identified no material changes from those at adoption date.

Accrued interest receivable was $1.4 million and $4.5 million at September 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. No allowance for credit loss was recognized in the third quarter of 2020. An OTTI of $0.3 million was recorded in the same period in 2019. Our investments in PLMBS were less than 1% of our investments in MBS. No acquisitions or sale of PLMBS were made in 2020; balances declined due to paydowns, and the portfolio composition remains largely unchanged. Based on cash flow testing, the Bank believes no material credit losses remains. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2020, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Number of investment positions that were in an unrealized loss position was 12 and 8 at September 30, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$10,671	$10,676	$9,770	$9,781
Due after five years through ten years	25,100	24,956	36,810	36,250
Due after ten years	1,069,367	1,047,589	1,075,735	1,053,474
State and local housing finance agency obligations	1,105,138	1,083,221	1,122,315	1,099,505

Mortgage-backed securities
Due in one year or less	953,177	959,383	613,863	619,948
Due after one year through five years	3,341,975	3,469,434	4,102,650	4,142,443
Due after five years through ten years	6,246,911	6,755,882	6,648,746	6,815,921
Due after ten years	2,174,707	2,230,065	2,754,479	2,778,789
Mortgage-backed securities	12,716,770	13,414,764	14,119,738	14,357,101

Total Held-to-Maturity Securities	$13,821,908	$14,497,985	$15,242,053	$15,456,606

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $61.7 million at September 30, 2020 and $72.5 million at December 31, 2019 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.	Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$-	-%	-%	$-	-%	-%
Due in one year or less	63,317,219	0.67	60.52	69,206,283	1.99	68.93
Due after one year through two years	13,552,063	1.58	12.95	8,727,277	2.16	8.69
Due after two years through three years	7,202,990	1.70	6.89	6,214,853	2.32	6.19
Due after three years through four years	4,032,322	1.95	3.86	3,032,507	2.68	3.02
Due after four years through five years	4,407,544	1.57	4.21	2,709,805	2.02	2.70
Thereafter	12,105,666	1.88	11.57	10,505,353	2.13	10.47

Total par value	104,617,804	1.08%	100.00%	100,396,078	2.06%	100.00%
Hedge valuation basis adjustments (b)	1,597,934			299,163

Total	$106,215,738			$100,695,241

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, OIS/FF index and OIS/SOFR index.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020.

Advances borrowed by members have increased in the aftermath of the global Coronavirus-19 pandemic, resulting in an unprecedented demand for liquidity (advances) from our borrowing members. The increase largely occurred in March 2020 and carrying value of advances borrowed stood at $136.2 billion at March 31, 2020. Since then demand has declined with maturing advances not replaced by borrowing members. Carrying values were $106.2 billion at September 30, 2020 compared to $100.7 billion at December 31, 2019.

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

Our credit and collateral practices have not identified allowance for credit losses at December 31, 2019, or at January 1, 2020, the date ASU 2016-13 was adopted, or in the periods in 2020. Accrued interest receivable was $97.6 million and $181.8 million at September 30, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2019 and in any reporting period in 2020. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2019, and in all reporting periods in 2020, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management's credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2020 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on advances as of December 31, 2019.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 30.6% and 24.9% of total advances at September 30, 2020 and December 31, 2019. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an on-site review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2019, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$178,716	5.92%	$174,291	5.57%
Fixed long-term single-family mortgages	2,837,975	94.08	2,953,453	94.43

Total unpaid principal balance	3,016,691	100.00%	3,127,744	100.00%

Unamortized premiums	44,985		46,442
Unamortized discounts	(1,359)		(1,562)
Basis adjustment (b)	2,786		1,381

Total mortgage loans held-for-portfolio	3,063,103		3,174,005
Allowance for credit losses (c)	(9,100)		(653)
Total mortgage loans held-for-portfolio at carrying value	$3,054,003		$3,173,352

(a)	Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.
(c)	The Bank’s methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of CECL, the new accounting framework for the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $43.2 million and $40.2 million at September 30, 2020 and December 31, 2019. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.7 million and $2.0 million for the three months and nine months ended September 30, 2020 and $0.6 million and $1.9 million for the same periods in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the impacts to the allowance for credit losses and retained earnings upon adoption of this guidance on January 1, 2020 and at September 30, 2020. Amounts represent cumulative loan loss allowances at each of the dates (in thousands):

	December 31, 2019	CECL Adoption Impact	January 1, 2020	September 30, 2020
Allowance for Credit Losses	$653	$2,972	$2,972	$9,100

The impact of adoption of ASU 2016-13 — Upon adoption at January 1, 2020, the Bank recorded $3.0 million as the incremental expected life-time losses.

Our allowance for credit loss of $9.1 million at the current quarter-end takes into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $5 million in life-time losses. Second, loss sharing and insurance mitigates forecasted losses. Lastly, forbearance processes are likely to be temporary for the MPF loans.

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

Accrued interest receivable was $14.8 million and $15.5 million at September 30, 2020 and December 31, 2019. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

Government mortgages which carry FHA, VA or USDA guarantees presents a minimal risk of loss are therefore excluded from CECL analysis. Additionally, as part of the service agreement between FHLBNY and members selling government loans, those members will buy back delinquent government loans.

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

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance	$6,534	$522	$653	$814
Adjustment for cumulative effect of accounting change	-	-	2,972	-
Charge-offs	-	(19)	-	(19)
Recoveries	-	-	-	-
Provision (Reversal) for credit losses on mortgage loans	2,566	134	5,475	(158)
Balance, at end of period	$9,100	$637	$9,100	$637

	September 30, 2020	December 31, 2019
Ending balance, individually evaluated for impairment	$9,100	$160
Ending balance, collectively evaluated for impairment	-	493
Total Allowance for credit losses	$9,100	$653

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	September 30, 2020	December 31, 2019
Total Mortgage loans, carrying values net (a)	$3,054,003	$3,173,352
Non-performing mortgage loans - Conventional (a)(b)	$70,726	$6,899
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$17,061	$3,935

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB, and would not agree to data reported in other tables at “amortized cost”.

Under the new framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF loans, and while the loans are evaluated on an individual basis, we have deemed that FHFA and VA loans as collectively insured. Additionally, based on the Bank's assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes the unpaid principal balance, the related allowance, the amortized cost after allowance (excluding insured FHA/VA loans), and the average amortized cost after allowances of loans at September 30, 2020 (in thousands):

				Three months ended	Nine months ended
	September 30, 2020			September 30, 2020	September 30, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$1,873,630	$-	$1,900,897	$1,896,497	$1,927,114
With a related allowance	939,390	9,100	945,782	980,129	1,017,487
Total measured for impairment	$2,813,020	$9,100	$2,846,679	$2,876,626	$2,944,601

The following table summarizes the unpaid principal balance, the related allowance, recorded investment (excluding insured FHA/VA loans) and the average recorded investment of loans at December 31, 2019 (in thousands):

	December 31, 2019
	Unpaid			Average
	Principal	Related	Recorded	Recorded
	Balance	Allowance	Investment	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$9,025	$-	$9,061	$10,169
With a related allowance	2,901,719	653	2,958,205	2,795,017
Total measured for impairment	$2,910,744	$653	$2,967,266	$2,805,186

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost/recorded investments in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2020 and average recorded investment for the twelve months ended December 31, 2019.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2020	December 31, 2019
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional MPF mortgage loans	$2,813,020	$2,910,744
Government-guaranteed or -insured mortgage loans	203,671	217,000
Total unpaid principal balance	$3,016,691	$3,127,744

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2020 and December 31, 2019.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2020
	Conventional MPF Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional MPF Loans
Past due 30 - 59 days	$8,995	$11,377	$20,372
Past due 60 - 89 days	7,003	7,192	14,195
Past due 90 days or more	35,364	36,128	71,492
Total past due mortgage loans	51,362	54,697	106,059
Current mortgage loans	1,147,551	1,602,169	2,749,720
Total Conventional MPF Loans	$1,198,913	$1,656,866	$2,855,779

December 31, 2019
Conventional
MPF Loans
Payment Status, at Recorded Investment:
Conventional MPF Loans
Past due 30 - 59 days	$15,775
Past due 60 - 89 days	3,424
Past due 90 days or more	6,919
Total past due mortgage loans	26,118
Current mortgage loans	2,941,148
Total Conventional MPF Loans	$2,967,266

Other Delinquency Statistics (dollars in thousands):

	September 30, 2020
	Conventional	Government-Guaranteed
	MPF Loans	or -Insured Loans	Total
Amortized Cost:
In process of foreclosure (a)	$69,974	$6,859	$76,833
Serious delinquency rate (b)	3.61%	9.90%	4.03%
Past due 90 days or more and still accruing interest	$—	$17,351	$17,351
Loans on non-accrual status	$71,492	$—	$71,492
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$6,967	$937	$7,904
Modified loans under MPF® program	$935	$—	$935
Real estate owned (d)	$206	$—	$206

	December 31, 2019
	Conventional	Government-Guaranteed
	MPF Loans	or -Insured Loans	Total
Recorded Investment:
In process of foreclosure (a)	$4,198	$2,408	$6,606
Serious delinquency rate (b)	0.24%	1.87%	0.36%
Past due 90 days or more and still accruing interest	$—	$4,147	$4,147
Loans on non-accrual status	$6,919	$—	$6,919
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,711	$1,028	$8,739
Modified loans under MPF® program	$1,138	$—	$1,138
Real estate owned (d)	$293	$—	$293

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at carrying value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.	Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	September 30, 2020	December 31, 2019
Interest-bearing deposits
Interest-bearing demand	$1,686,801	$1,144,519
Term (a)	49,980	15,000
Total interest-bearing deposits	1,736,781	1,159,519
Non-interest-bearing demand	73,559	34,890
Total deposits (b)	$1,810,340	$1,194,409

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount Outstanding	Average Interest Rate (b)	Amount Outstanding	Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits(a)	$1,736,781	0.35%	$1,159,519	2.03%
Non-interest-bearing deposits	73,559		34,890
Total deposits	$1,810,340		$1,194,409

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

Note 12.	Consolidated Obligations.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Consolidated obligation bonds-amortized cost	$71,032,645	$78,179,661
Hedge valuation basis adjustments	573,307	377,000
Hedge basis adjustments on de-designated hedges	134,180	139,605
FVO - valuation adjustments and accrued interest	1,973	67,043
Total Consolidated obligation bonds	$71,742,105	$78,763,309

Discount notes-amortized cost	$69,682,141	$73,955,552
Hedge value basis adjustments	959	(105)
FVO - valuation adjustments and remaining accretion	26,687	3,758
Total Consolidated obligation discount notes	$69,709,787	$73,959,205

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2020			December 31, 2019
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$48,539,580	0.26%	68.44%	$62,319,595	1.77%	79.79%
Over one year through two years	8,900,925	0.97	12.55	4,061,125	2.10	5.20
Over two years through three years	4,572,540	1.89	6.45	2,817,715	2.22	3.61
Over three years through four years	1,589,665	2.17	2.24	1,538,835	2.69	1.97
Over four years through five years	956,585	1.81	1.35	1,240,735	2.60	1.58
Thereafter	6,363,200	3.19	8.97	6,130,800	3.34	7.85
Total par value	70,922,495	0.78%	100.00%	78,108,805	1.96%	100.00%

Bond premiums (b)	136,957			95,560
Bond discounts (b)	(26,807)			(24,704)
Hedge valuation basis adjustments (c)	573,307			377,000
Hedge basis adjustments on de-designated hedges (d)	134,180			139,605
FVO (e) - valuation adjustments and accrued interest	1,973			67,043
Total Consolidated obligation-bonds	$71,742,105			$78,763,309

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. LIBOR is the primary benchmark index; we also hedge to the FF/OIS index and the FF/SOFR index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$41,551,995	58.59%	$32,588,805	41.72%
Fixed-rate, callable	1,381,000	1.95	4,803,000	6.15
Step Up, callable	—	—	15,000	0.02
Single-index floating rate	27,989,500	39.46	40,702,000	52.11
Total par value	$70,922,495	100.00%	$78,108,805	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Par value	$69,731,892	$74,094,586
Amortized cost	$69,682,141	$73,955,552
Hedge value basis adjustments (a)	959	(105)
FVO (b) - valuation adjustments and remaining accretion	26,687	3,758
Total discount notes	$69,709,787	$73,959,205
Weighted average interest rate	0.19%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. The application of ASC 815 accounting methodology resulted in the recognition of a net cumulative hedge valuation basis loss of $1.0 million at September 30, 2020 and a gain of $0.1 million at December 31, 2019. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity or next call will impact hedge valuation adjustments.
(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity will impact hedge valuation adjustments.

Note 13.	Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Beginning balance	$159,464	$164,262	$153,894	$161,718
Additions from current period's assessments	11,251	11,278	38,225	38,292
Net disbursements for grants and programs	(12,363)	(15,016)	(33,767)	(39,486)
Ending balance	$158,352	$160,524	$158,352	$160,524

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Note 14.	Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $6.0 billion at September 30, 2020 and $5.8 billion at December 31, 2019.

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

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2020		December 31, 2019
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,034,233	$7,889,266	$1,107,356	$7,584,829
Total capital-to-asset ratio	4.00%	5.20%	4.00%	4.68%
Total capital (b)	$6,067,754	$7,889,266	$6,482,481	$7,584,829
Leverage ratio	5.00%	7.80%	5.00%	7.02%
Leverage capital (c)	$7,584,693	$11,833,899	$8,103,101	$11,377,244

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	September 30, 2020	December 31, 2019

Redemption less than one year	$135	$835
Redemption from one year to less than three years	313	371
Redemption from three years to less than five years	338	402
Redemption from five years or greater	2,548	3,521

Total	$3,334	$5,129

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$3,841	$5,514	$5,129	$5,845
Capital stock subject to mandatory redemption reclassified from equity	2,743	-	2,743	4,049
Redemption of mandatorily redeemable capital stock (a)	(3,250)	(182)	(4,538)	(4,562)
Ending balance	$3,334	$5,332	$3,334	$5,332
Accrued interest payable (b)	$69	$87	$69	$87

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 5.60% for the three months ended September 30, 2020 and 6.35% for the three months ended September 30, 2019. Accrual rates are based on estimated dividend rates.

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

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last date of the calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $754.6 million and $685.8 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2020 and December 31, 2019.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$101,195	$101,412	$343,827	$344,332

Net income available to stockholders	$101,195	$101,412	$343,827	$344,332

Weighted average shares of capital	61,837	53,044	62,999	55,732
Less: Mandatorily redeemable capital stock	(49)	(54)	(47)	(62)
Average number of shares of capital used to calculate earnings per share	61,788	52,990	62,952	55,670

Basic earnings per share	$1.64	$1.91	$5.46	$6.19

Note 16.	Employee Retirement Plans.

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

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Defined Benefit Plan	$2,500	$2,494	$7,500	$7,482
Benefit Equalization Plans (defined benefit and defined contribution)	2,753	1,796	7,414	5,566
Defined Contribution Plans	664	615	2,058	1,892
Postretirement Health Benefit Plan	62	83	184	250
Total retirement plan expenses	$5,979	$4,988	$17,156	$15,190

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$391	$317	$1,175	$949
Interest cost	587	636	1,761	1,908
Amortization of unrecognized net loss	1,141	719	3,421	2,159
Amortization of unrecognized past service (credit)/cost	175	-	523	-
Net periodic benefit cost -Defined Benefit BEP	2,294	1,672	6,880	5,016
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	459	124	534	550
Total	$2,753	$1,796	$7,414	$5,566

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Service cost (benefits attributed to service during the period)	$21	$20	$63	$62
Interest cost on accumulated postretirement health benefit obligation	79	128	235	382
Amortization of (gain)/loss	(38)	-	(114)	-
Amortization of prior service (credit)/cost	-	(65)	-	(194)
Net periodic postretirement health benefit (income)	$62	$83	$184	$250

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Note 17.	Derivatives and Hedging Activities.

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2020	December 31, 2019
Interest rate contracts
Interest rate swaps	$147,059,796	$107,837,925
Interest rate caps	800,000	800,000
Mortgage delivery commitments	38,619	44,768
Total interest rate contracts notionals	$147,898,415	$108,682,693

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

	September 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$256,853	$1,044,190	$241,501	$365,397
Cleared derivatives	231,338	214,360	367,202	352,576
Total gross recognized amount	488,191	1,258,550	608,703	717,973
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(202,490)	(984,605)	(104,011)	(333,471)
Cleared derivatives	(214,308)	(214,308)	(266,850)	(352,092)
Total gross amounts of netting adjustments and cash collateral	(416,798)	(1,198,913)	(370,861)	(685,563)
Net amounts after offsetting adjustments and cash collateral	$71,393	$59,637	$237,842	$32,410

Uncleared derivatives	$54,363	$59,585	$137,490	$31,926
Cleared derivatives	17,030	52	100,352	484
Total net amounts after offsetting adjustments and cash collateral	$71,393	$59,637	$237,842	$32,410

Derivative instruments - not nettable
Uncleared derivatives (a)	$69	$6	$105	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$54,432	$59,591	$137,595	$31,927
Cleared derivatives	17,030	52	100,352	484
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$71,462	$59,643	$237,947	$32,411

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$633,220	$-	$251,177	$-
Cannot be sold or repledged
Uncleared derivatives securities received	(30,280)	-	(115,238)	-

Total net amount of non-cash collateral received or repledged	$602,940	$-	$135,939	$-

Total net exposure cash and non-cash (e)	$674,402	$59,643	$373,886	$32,411

Net unsecured amount - Represented by:
Uncleared derivatives	$24,152	$59,591	$22,357	$31,927
Cleared derivatives	650,250	52	351,529	484
Total net exposure cash and non-cash (e)	$674,402	$59,643	$373,886	$32,411

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Future Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At September 30, 2020, the FHLBNY posted $920.1 million in cash as settlement variation margin to FCMs. At December 31, 2019, the FHLBNY posted $100.1 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$71,666,837	$403,937	$1,209,432
Total derivatives in hedging relationships under ASC 815	71,666,837	403,937	1,209,432

Derivatives not designated as hedging instruments
Interest rate swaps	74,314,959	52,731	48,020
Interest rate caps	800,000	17	-
Mortgage delivery commitments	38,619	69	6
Other (b)	1,078,000	31,506	1,098
Total derivatives not designated as hedging instruments	76,231,578	84,323	49,124

Total derivatives before netting and collateral adjustments	$147,898,415	488,260	1,258,556
Netting adjustments		(303,343)	(303,343)
Cash collateral and related accrued interest		(113,455)	(895,570)
Total netting adjustments and cash collateral		(416,798)	(1,198,913)
Total derivative assets and total derivative liabilities		$71,462	$59,643
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$633,220
Security collateral received from counterparty (c)		(30,280)
Net security		602,940
Net exposure		$674,402

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$59,361,080	$414,480	$550,758
Total derivatives in hedging relationships under ASC 815	59,361,080	414,480	550,758

Derivatives not designated as hedging instruments
Interest rate swaps	47,404,845	179,784	162,702
Interest rate caps	800,000	50	-
Mortgage delivery commitments	44,768	105	1
Other (b)	1,072,000	14,389	4,513
Total derivatives not designated as hedging instruments	49,321,613	194,328	167,216

Total derivatives before netting and collateral adjustments	$108,682,693	608,808	717,974
Netting adjustments		(342,911)	(342,911)
Cash collateral and related accrued interest		(27,950)	(342,652)
Total netting adjustments and cash collateral		(370,861)	(685,563)
Total derivative assets and total derivative liabilities		$237,947	$32,411
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,177
Security collateral received from counterparty (c)		(115,238)
Net security		135,939
Net exposure		$373,886

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default. Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2020 and December 31, 2019.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended September 30,
	2020	2019
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$133,360	$(118,358)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(133,685)	$118,834

	Gains (Losses) on Fair Value Hedges
	Nine months ended September 30,
	2020	2019
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(1,180,423)	$(640,070)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$1,178,172	$638,446

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2020 and December 31, 2019, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	September 30, 2020
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$41,666,452	$1,596,447	$-
Hedged AFS debt securities (a)	997,875	62,911	-
De-designated advances (b)	-	-	1,487
	$42,664,327	$1,659,358	$1,487

Liabilities:
Hedged consolidated obligation bonds	$14,708,438	$(573,307)	$-
Hedged consolidated obligation discount notes	11,696,668	(992)	-
De-designated consolidated obligation bonds (b)	-	-	(134,180)
De-designated consolidated obligation discount notes (b)	-	-	33
	$26,405,106	$(574,299)	$(134,147)

	December 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$40,722,558	$298,818	$-
Hedged AFS debt securities (a)	547,807	11,593	-
De-designated advances (b)	-	-	345
	$41,270,365	$310,411	$345
Liabilities:
Hedged consolidated obligation bonds	$11,366,044	$(377,000)	$-
Hedged consolidated obligation discount notes	3,493,297	105	-
De-designated consolidated obligation bonds (b)	-	-	(139,605)
	$14,859,341	$(376,895)	$(139,605)

(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	Basis valuation adjustments of de-designated (discontinued hedging relationships) on advances and debt were reported in the same line as the carrying amounts of hedged assets/liabilities. Par amounts of de-designated advances were $1.2 billion; par amounts of de-designated CO bonds were approximately $1.3 billion; par amounts of de-designated CO discount notes were approximately $1.0 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2020				2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(363)	$-	$17,707	$18,070	$(214)	$-	$(41,356)	$(41,142)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2020				2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(984)	$-	$(141,526)	$(140,542)	$(353)	$-	$(153,856)	$(153,503)

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Beginning January 1, 2019 post implementation of ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.5 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$10,352	$(3,891)	$(158,863)	$(55,523)
Caps	(38)	(410)	(33)	(627)
Mortgage delivery commitments	535	32	1,654	532
Total gains (losses) on derivatives in economic hedges (a)	$10,849	$(4,269)	$(157,242)	$(55,618)

(a)	Valuation changes and accrued interest on the swaps (also referred to as swap interest settlement) on derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will reconcile to the line item – “Derivative gains (losses)” in Other income in the Statements of income.

Note 18.	Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2020
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$487,719	$487,719	$487,719	$-	$-	$-
Interest-bearing deposits	685,000	685,001	-	685,001	-	-
Securities purchased under agreements to resell	3,400,000	3,399,998	-	3,399,998	-	-
Federal funds sold	7,674,000	7,673,996	-	7,673,996	-	-
Trading securities	12,598,027	12,598,027	12,595,861	2,166	-	-
Equity Investments	69,961	69,961	69,961	-	-	-
Available-for-sale securities	3,275,768	3,275,768	-	3,275,768	-	-
Held-to-maturity securities	13,815,615	14,497,985	-	13,301,172	1,196,813	-
Advances	106,215,738	106,366,241	-	106,366,241	-	-
Mortgage loans held-for-portfolio, net	3,054,003	3,157,363	-	3,157,363	-	-
Accrued interest receivable	195,753	195,753	-	195,753	-	-
Derivative assets	71,462	71,462	-	488,260	-	(416,798)
Other financial assets	206	206	-	-	206	-

Liabilities
Deposits	1,810,340	1,810,344	-	1,810,344	-	-
Consolidated obligations
Bonds	71,742,105	72,685,863	-	72,685,863	-	-
Discount notes	69,709,787	69,720,863	-	69,720,863	-	-
Mandatorily redeemable capital stock	3,334	3,334	3,334	-	-	-
Accrued interest payable	117,280	117,280	-	117,280	-	-
Derivative liabilities	59,643	59,643	-	1,258,556	-	(1,198,913)
Other financial liabilities	34,162	34,162	34,162	-	-	-

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2020 and December 31, 2019. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2020 and December 31, 2019.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2020 and December 31, 2019.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$2,166	$-	$2,166	$-	$-
U.S. Treasury securities	12,595,861	12,595,861	-	-	-
Equity Investments	69,961	69,961	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	3,275,768	-	3,275,768	-	-
Derivative assets (a)
Interest-rate derivatives	71,393	-	488,191	-	(416,798)
Mortgage delivery commitments	69	-	69	-	-
Total recurring fair value measurement - Assets	$16,015,218	$12,665,822	$3,766,194	$-	$(416,798)
Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(12,853,069)	$-	$(12,853,069)	$-	$-
Bonds (to the extent FVO is elected) (b)	(14,776,973)	-	(14,776,973)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(59,637)	-	(1,258,550)	-	1,198,913
Mortgage delivery commitments	(6)	-	(6)	-	-
Total recurring fair value measurement - Liabilities	$(27,689,685)	$-	$(28,888,598)	$-	$1,198,913

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,217	$-	$3,217	$-	$-
U.S. Treasury securities	15,315,592	15,315,592	-	-	-
Equity Investments	60,047	60,047	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,653,418	-	2,653,418	-	-
Derivative assets (a)
Interest-rate derivatives	237,842	-	608,703	-	(370,861)
Mortgage delivery commitments	105	-	105	-	-
Total recurring fair value measurement - Assets	$18,270,221	$15,375,639	$3,265,443	$-	$(370,861)
Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(2,186,603)	$-	$(2,186,603)	$-	$-
Bonds (to the extent FVO is elected) (b)	(12,134,043)	-	(12,134,043)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(32,410)	-	(717,973)	-	685,563
Mortgage delivery commitments	(1)	-	(1)	-	-
Total recurring fair value measurement - Liabilities	$(14,353,057)	$-	$(15,038,620)	$-	$685,563

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Real estate owned	$65	$-	$-	$65
Total non-recurring assets at fair value	$65	$-	$-	$65

	During the period ended December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$-	$80	$-
Real estate owned	306	-	-	306
Total non-recurring assets at fair value	$386	$-	$80	$306

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended September 30, 2020 and December 31, 2019, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2020 and December 31, 2019.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2020	2019	2020
	Bonds		Discount Notes
Balance, beginning of the period	$(1,302,385)	$(3,238,857)	$(20,159,341)
New transactions elected for fair value option	(14,275,000)	(9,820,000)	(2,498,439)
Maturities and terminations	800,000	2,700,000	9,793,052
Net gains (losses) on financial instruments held under fair value option	770	(694)	6,337
Change in accrued interest/unaccreted balance	(358)	(10,410)	5,322
Balance, end of the period	$(14,776,973)	$(10,369,961)	$(12,853,069)

	Nine months ended September 30,
	2020	2019	2020	2019
	Bonds		Discount Notes
Balance, beginning of the period	$(12,134,043)	$(5,159,792)	$(2,186,603)	$(3,180,086)
New transactions elected for fair value option	(15,575,000)	(13,040,000)	(22,619,434)	-
Maturities and terminations	12,867,000	7,845,000	11,975,897	3,170,915
Net gains (losses) on financial instruments held under fair value option	2,902	(3,405)	(7,185)	(113)
Change in accrued interest/unaccreted balance	62,168	(11,764)	(15,744)	9,284
Balance, end of the period	$(14,776,973)	$(10,369,961)	$(12,853,069)	$-

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2020			2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(3,643)	$770	$(2,873)	$(40,337)	$(694)	$(41,031)
Consolidated obligation discount notes	(15,654)	6,337	(9,317)	-	-	-
	$(19,297)	$7,107	$(12,190)	$(40,337)	$(694)	$(41,031)

	Nine months ended September 30,
	2020			2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(49,045)	$2,902	$(46,143)	$(107,216)	$(3,405)	$(110,621)
Consolidated obligation discount notes	(51,788)	(7,185)	(58,973)	(22,800)	(113)	(22,913)
	$(100,833)	$(4,283)	$(105,116)	$(130,016)	$(3,518)	$(133,534)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	September 30, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$14,775,000	$14,776,973	$1,973
Consolidated obligation discount notes (c)	12,826,382	12,853,069	26,687
	$27,601,382	$27,630,042	$28,660

	December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801

	September 30, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$10,335,000	$10,369,961	$34,961

(a)	Advances – No advances elected under the FVO were outstanding at September 30, 2020 and December 31, 2019. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.	Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.8 trillion and $1.0 trillion as of September 30, 2020 and December 31, 2019.

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

The following table summarizes contractual obligations and contingencies as of September 30, 2020 (in thousands):

	September 30, 2020
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$48,539,580	$13,473,465	$2,546,250	$6,363,200	$70,922,495
Consolidated obligation discount notes at par	69,731,892	-	-	-	69,731,892
Mandatorily redeemable capital stock (a)	135	313	338	2,548	3,334
Premises (lease obligations) (b)	6,907	15,559	16,176	64,127	102,769
Remote backup site	689	1,296	421	-	2,406
Other liabilities (c)	78,723	10,594	8,563	70,383	168,263

Total contractual obligations	118,357,926	13,501,227	2,571,748	6,500,258	140,931,159

Other commitments
Standby letters of credit (d)	21,520,647	182,044	6,598	-	21,709,289
Consolidated obligation bonds/discount notes traded not settled	135,190	-	-	-	135,190
Commitments to fund additional advances	398,500	-	-	-	398,500
Commitments to fund pension	10,000	-	-	-	10,000
Open delivery commitments (MPF)	38,619	-	-	-	38,619

Total other commitments	22,102,956	182,044	6,598	-	22,291,598

Total obligations and commitments	$140,460,882	$13,683,271	$2,578,346	$6,500,258	$163,222,757

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, all lease obligations, including legacy leases were recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

At September 30, 2020 and December 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

	September 30, 2020	December 31, 2019
Operating Leases (a)
Right-of-use assets	$71,984	$75,464
Lease Liabilities	$85,799	$89,365

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Lease Expense	$1,944	$1,940	$5,823	$5,645
Operating cash flows - Cash Paid	$1,997	$1,697	$5,874	$4,937

	September 30, 2020	December 31, 2019
Weighted Average Discount Rate	3.29%	3.29%
Weighted Average Remaining Lease Term	12.24 Years	12.98 Years

	Remaining maturities through
Operating lease liabilities	September 30, 2020	December 31, 2019
Remainder of 2020	$2,025	$7,886
2021	8,148	8,107
2022	8,246	8,205
2023	8,615	8,575
2024	8,298	8,282
Thereafter	69,886	69,886
Total undiscounted lease payments	105,218	110,941
Imputed interest	(19,419)	(21,576)
Total operating lease liabilities	$85,799	$89,365

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 20.	Related Party Transactions.

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

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2020 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2020 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $6.3 million and $7.3 million at September 30, 2020 and December 31, 2019.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, compared to $0.6 million and $1.9 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with impairment analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At September 30, 2020 and December 31, 2019, outstanding notional amounts were $539.0 million and $536.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the three months ended September 30, 2020. In the nine months ended September 30, 2020, overnight loans extended to other FHLBanks averaged $2.7 million compared to loans that averaged $0.2 million and $8.5 million in the three and nine months ended September 30, 2019. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the nine months ended September 30, 2020. In the nine months ended September 30, 2019, the FHLBNY borrowed a total of $2.1 billion in overnight loans from other FHLBanks. The borrowings averaged $20.7 million and $8.8 million for the three and nine months ended September 30, 2019. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At September 30, 2020 and December 31, 2019, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at September 30, 2020 and December 31, 2019 and transactions for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2020	December 31, 2019
	Related	Related
Assets
Advances	$106,215,738	$100,695,241
Accrued interest receivable	97,588	181,792

Liabilities and capital
Deposits	$1,810,340	$1,194,409
Mandatorily redeemable capital stock	3,334	5,129
Accrued interest payable	74	140
Affordable Housing Program (a)	158,352	153,894
Other liabilities (b)	34,162	45,388

Capital	$7,838,959	$7,531,895

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Related	Related	Related	Related
Interest income
Advances	$193,003	$599,554	$983,798	$1,996,386
Interest-bearing deposits	-	2	1	5
Loans to other FHLBanks	-	1	33	155

Interest expense
Deposits	$208	$6,053	$3,582	$17,994
Mandatorily redeemable capital stock	65	87	200	295
Cash collateral held and other borrowings	-	115	-	165

Service fees and other	$4,459	$4,169	$13,781	$12,417

Note 21.	Segment Information and Concentration.

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

The top ten advance holders at September 30, 2020, December 31, 2019 and September 30, 2019 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2020
				Percentage of
				Total Par	Three Months		Nine Months
	City	State	Par Advances	Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$23,950,000	22.89%	$42,786	18.45%	$249,319	27.41%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	15,245,000	14.57	44,351	19.12	171,063	18.81
Metropolitan Tower Life Insurance Company	New York	NY	955,000	0.91	1,281	0.55	1,914	0.21
Subtotal MetLife, Inc.			16,200,000	15.48	45,632	19.67	172,977	19.02
New York Community Bank (b)	Westbury	NY	14,227,661	13.60	55,981	24.14	179,439	19.73
Equitable Financial Life Insurance Company (c)	New York	NY	6,840,415	6.54	15,290	6.59	62,661	6.89
HSBC Bank USA, National Association	New York	NY	5,250,000	5.02	11,690	5.04	31,546	3.47
Investors Bank (b)	Short Hills	NJ	3,850,279	3.68	12,477	5.38	52,513	5.77
Valley National Bank (b)	Wayne	NJ	3,397,352	3.25	12,018	5.18	38,626	4.24
Prudential Insurance Company of America	Newark	NJ	3,040,725	2.91	9,056	3.90	22,139	2.43
Signature Bank	New York	NY	2,839,245	2.71	10,640	4.59	47,090	5.18
New York Life Insurance Company	New York	NY	2,825,000	2.70	16,369	7.06	53,284	5.86
Total			$82,420,677	78.78%	$231,939	100.00%	$909,594	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At September 30, 2020, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	AXA Equitable Life Insurance Company changed name to Equitable Financial Life Insurance Company in the second quarter of 2020.

Federal Home Loan Bank of New York
Notes to Financial Statements — Unaudited

	December 31, 2019
			Par	Percentage of Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$23,045,000	22.95%	$486,275	27.71%
Metropolitan Life Insurance Company	New York	NY	14,445,000	14.39	367,507	20.94
New York Community Bank (b)	Westbury	NY	13,102,661	13.05	259,207	14.77
AXA Equitable Life Insurance Company	New York	NY	6,900,415	6.87	111,997	6.38
Investors Bank (b)	Short Hills	NJ	4,986,397	4.97	115,789	6.60
Signature Bank	New York	NY	4,142,144	4.13	127,299	7.26
New York Life Insurance Company	New York	NY	2,825,000	2.81	81,348	4.64
Valley National Bank (b)	Wayne	NJ	2,397,769	2.39	88,389	5.04
Sterling National Bank	Montebello	NY	2,245,000	2.24	76,029	4.33
ESL Federal Credit Union	Rochester	NY	1,739,823	1.73	40,937	2.33
Total			$75,829,209	75.53%	$1,754,777	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2019
				Percentage of
				Total Par	Three Months		Nine Months
	City	State	Par Advances	Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$14,945,000	15.94%	$83,931	20.99%	$390,466	28.95%
Metropolitan Life Insurance Company	New York	NY	14,245,000	15.20	92,351	23.10	284,710	21.11
New York Community Bank (b)	Westbury	NY	12,171,661	12.98	65,192	16.30	193,744	14.37
AXA Equitable Life Insurance Company	New York	NY	6,500,415	6.93	27,547	6.89	77,494	5.75
Investors Bank (b)	Short Hills	NJ	5,174,436	5.52	29,539	7.39	89,271	6.62
Signature Bank	New York	NY	4,467,144	4.77	32,646	8.17	100,963	7.49
Valley National Bank (b)	Wayne	NJ	2,985,000	3.18	22,477	5.62	64,182	4.76
Manufacturers and Traders Trust Company	Buffalo	NY	2,879,198	3.07	6,317	1.58	21,941	1.63
New York Life Insurance Company	New York	NY	2,825,000	3.01	19,982	5.00	62,949	4.67
Sterling National Bank	Montebello	NY	2,800,000	2.99	19,834	4.96	62,770	4.65
Total			$68,992,854	73.59%	$399,816	100.00%	$1,348,490	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At September 30, 2019, an officer of this member bank also served on the Board of Directors of the FHLBNY.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of the 2019 Annual Report, Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q, and the risks set forth below:

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	67-68
	Replacement of London Interbank Offered Rates (LIBOR)	72-73
1.1	Financial Condition	69
2.1 - 2.8	Advances	73-77
3.1 - 3.8	Investments	78-82
4.1 - 4.3	Mortgage Loans	82-84
5.1 - 5.11	Consolidated Obligations	86-90
6.1 - 6.4	Capital	91-93
7.1	Derivatives	94
8.1 - 8.3	Liquidity	95-96
8.4	Short Term Debt	98
9.1 - 9.13	Results of Operations	98-114
10.1	Assessments	114

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

Recent Developments

Primarily due to the COVID-19 pandemic (or, coronavirus, Coronavirus-19), conditions in the financial markets deteriorated significantly beginning in late February and into March 2020, creating substantial uncertainty about future economic activity and the global and national economic environment. The Federal Reserve or the Fed undertook a number of emergency actions starting in March 2020 to, among other things, help facilitate liquidity and support stability in the fixed income markets while volatility across global capital markets dramatically increased. Notably, the Federal Reserve increased substantially its provision of liquidity to the repurchase agreement and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of its commitment to using its full range of tools to support households, businesses, and the U.S. economy overall in this challenging time. Governmental and public actions taken in response to the effects of the coronavirus pandemic seemed to have helped steady the markets and the global and U.S. economy. However, the situation continues to evolve, and the full duration and impact of the pandemic remains uncertain.

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

The Bank continued to manage its operations through the third quarter of 2020 in response to the COVID-19 pandemic. In connection with the Bank’s Business Continuity Program (“BCP”), the Bank’s staff successfully worked and conducted operations fully remotely through the third quarter and continuing, without any significant operational problems to date. The BCP is intended to help ensure the safety and welfare of our employees, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The BCP contains operating procedures for critical processes and identifies resources and staff necessary to continue operations based on business defined recovery time objectives and communication requirements for internal and external stakeholders. The Bank continued to meet its funding needs throughout recent events. The disruptions in the funding markets during March has largely subsided, as spreads between the Bank’s consolidated obligations and U.S. Treasury securities returned to more normalized levels and market access for required funding stabilized. The FHLBanks continued to coordinate and cooperate to ensure orderly access for the FHLBanks to the funding markets in the issuance of System consolidated obligations. As a consequence of the Federal Reserve’s Open Market Operations in response to market disruptions, the unusual relationships among interest rate curves largely normalized and funding market stability improved as early as in the second quarter. However, as the future path of the pandemic is unpredictable, so is its potential impact on the capital markets and the FHLBanks’ funding conditions.

The impact of the Covid-19 pandemic on the Bank’s future earnings and dividends continues to be difficult to forecast given the uncertainties about the health crisis, the actions of national and local policymakers, the impact on the economy, markets, and the business climate, and the potential impact of changes in consumer and business behavior on our members’ business. These and other factors may reduce the volume of assets on the Bank’s balance sheet and the spreads we earn on those assets. Continued low market interest rates will reduce the income we earn from deploying capital. Changes in market conditions affecting CO issuance spreads have been volatile.  Uncertainty with regard to future investor appetite for increased Treasury and GSE issuance may indicate higher future debt costs and reduce the Bank’s margins as issuance amounts rise.

The market disruption caused by the pandemic has negatively affected mortgage collateral valuations, and the Bank has responded by applying updated mortgage valuations to pledged mortgage collateral. Where necessary, members have pledged additional qualifying collateral to reflect current market conditions and/or to address increased advance demand in order to comply with their collateral maintenance requirements. The Bank remains adequately collateralized and will continue to monitor credit and collateral conditions and endeavor to make adjustments as needed. In addition, the Bank has implemented certain relief measures to help members serve their customers affected by the COVID-19 pandemic. These measures include forbearance and modification for MPF program loans, forbearance and modifications for pledged loan collateral, and allowing electronic signatures on loan documentation in certain circumstances.

In May 2020, the Bank began offering a variety of loan and grant programs to help assist members in responding to the challenges brought about by the COVID-19 pandemic. Also, in response to the COVID-19 pandemic, the Finance Agency took certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. The Bank established a small business relief program and has disbursed cash grants of $8.0 million through September 30, 2020.

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

2020 Third Quarter Financial Results

Net income — Net income for 2020 third quarter was $101.2 million, almost flat compared to $101.4 million in the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between costing yields on debt and the yields earned on advances, mortgage-backed securities and other investments. The Fed has continued with its wide-ranging stimulus plans and interest rates remain very low. Our interest revenues and interest expenses have declined. Spreads remain very low for investments in the overnight Federal funds markets and repurchase programs, two principal investment vehicles of our balance sheet liquidity programs.

Interest income from advances is our principal source of interest income. Transaction volume of advances, as measured by quarterly average balances, was $110.4 billion in the 2020 third quarter, $125.3 billion in the second quarter and $102.8 billion in the first quarter, compared to $90.4 billion in the prior year third quarter.

Net interest income — 2020 third quarter Net interest income, before loan loss provision, was $180.8 million, an increase of $18.4 million, or 11.3% from the prior year third quarter. Primary drivers were higher earning-assets, specifically advances. Net interest income in the quarterly periods in 2020 were strong despite the volatility in the financial markets; $180.8 million in the current quarter, $229.7 million in the second quarter and $152.8 million in the first quarter, compared to $162.4 million in the prior year third quarter. CO debt costing yields declined with the steep decline in interest rates in parallel with the Fed’s fiscal relief efforts. For the FHLBNY, our debt cost declined also in part due a shift to greater use of discount notes and in part due to advantageous pricing of CO discount notes driven by investor demand for high-quality short-term debt instruments.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was strong despite the volatility in financial markets: 43 basis points in the 2020 third quarter, 49 basis points in the second quarter, 31 basis points in the first quarter, compared to 34 basis points in the third quarter of 2019.

Stockholders’ capital, which is typically employed to fund short-term interest-earning assets, increased to $8.1 billion in the 2020 third quarter, up from $7.0 billion in the same period last year (computed as average outstanding during a period). Increase in Capital stock was in line with increase in advances in the 2020 period as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Other income (loss) — 2020 third quarter Other income (loss) reported a loss of $14.3 million, compared to a loss of $4.2 million in the same period last year. The more significant components are noted below:

Service fees and other — Service fees were $4.6 million in the 2020 third quarter, compared to $4.4 million in the same period in the prior year. Fees were primarily earned on letters of credit issued on behalf of members.

Instruments held at fair value under the Fair Value Option — Fair value gains of $7.1 million were recorded in the 2020 third quarter, compared to a loss of $0.7 million in the same period in the prior year. Gains and losses represented changes in fair values of CO debt elected under the FVO, primarily CO discount notes. Fluctuations in fair value gains and losses are reflective of the short-term nature of discount notes as gains and losses in one period are expected to reverse in subsequent periods when the instruments mature.

Derivative gains and losses (Standalone derivative instruments) — A net gain of $10.8 million was recorded in the 2020 third quarter, compared to a net loss of $4.3 million in the same quarter in the prior year. Gains and losses included realized and unrealized fair values and swap interest settlements on derivatives designated as standalone hedging instruments. The derivatives, typically interest-rate swaps, were designated in economic hedges, not eligible under ASC 815 hedge accounting. Such derivatives are marked-to-market and changes in fair values are recorded in Other income (loss). Primary drivers were: (1) interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $43.4 million in the current year third quarter, compared to derivative fair value losses of $4.6 million in the same period last year; the swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes; (2) Interest rate swaps in economic hedges of fixed-rate debt elected under the FVO reported fair value losses of $13.9 million and $0.7 million in the third quarter of 2020 and 2019; interest rate swaps hedging advances and debt, primarily basis swaps recorded net fair value losses $2.6 million in the 2020 third quarter, compared to net gains of $1.0 million in the same period last year; and, (3) Interest settlement losses of $16.6 million in the 2020 third quarter, compared to a gain of $0.4 million in the same period in the prior year.

Net gains (losses) on liquidity trading securities — We recorded a net loss of $39.7 million in the 2020 third quarter compared to a loss of $4.0 million in the same period in the prior year. Quarterly losses represent decline in unrealized market values on $12.6 billion and $11.4 billion of U.S. Treasury securities outstanding at September 30, 2020 and September 30, 2019. We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held for liquidity in compliance with FHFA regulatory requirements.

Fair value gains (losses) on Equity Investments — The FHLBNY owned grantor trust invests in money market, equity and fixed income and bond funds reported gains of $3.1 million and $0.4 million in the third quarter of 2020 and the same period in the prior year. Gains are typically unrealized, and primarily represent changes in portfolio valuations. The trust was established with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

Other expenses were $51.5 million and $45.4 million in the third quarters of 2020 and 2019. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Compensation and benefit expense were higher. Other expenses also include $4.3 million in grants paid in the third quarter of 2020 towards a Small Business Relief Grant program, which provides cash assistance to small businesses and communities affected by COVID-19.

Affordable Housing Program Assessments (AHP) allocated from Net income were $11.3 million and $11.3 million in the third quarter of 2020 and 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.39 per share (5.60% annualized) was paid in the third quarter of 2020, compared to $1.58 per share (6.35% annualized) in the same period in 2019.

Financial Condition — September 30, 2020 compared to December 31, 2019

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets were $151.7 billion and $162.1 billion at September 30, 2020 and December 31, 2019. Cash at banks was $487.7 million at September 30, 2020, compared to $603.2 million at December 31, 2019.

Liquidity investments

We invest in liquid money market investments and readily marketable U.S. Treasury notes and bills. At September 30, 2020, money market investments were $7.7 billion in federal funds sold and $3.4 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. In 2020, we have also established a program to invest in interest-earning deposits at highly-rated financial institutions that are readily available as liquid funds; at September 30, 2020, the balance outstanding was $685.0 million.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Trading investments are carried at fair value, with changes recorded through earnings. Trading investments were $12.6 billion and $15.3 billion in U.S. Treasury securities at September 30, 2020 and December 31, 2019.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at September 30, 2020 included $3.3 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

Advances — Interest income from advances to members is our primary source of revenues and the principal focus of our operations. Par balances at September 30, 2020 was $104.6 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances decreased by 36.6% to $15.5 billion at September 30, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 60.3% to $26.2 billion at September 30, 2020, compared to $16.4 billion at December 31, 2019. Given that advances are well collateralized at all times, a provision for credit loss was not necessary.

While demand for advances in the immediate months following the onset of COVID-19 pandemic was unprecedented and balance outstanding stood at $134.4 billion at March 31, 2020, member borrowings have since declined and the balance was $112.0 billion as of June 30, 2020 and $104.6 billion at September 30, 2020, specifically driven by large members who have prepaid certain advances or have not rolled-over maturing advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $298.5 million and $344.0 million at September 30, 2020 and December 31, 2019.

Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.0 billion and $2.3 billion at September 30, 2020 and December 31, 2019.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities, in the HTM portfolio were $12.7 billion and $14.1 billion at September 30, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. Credit loss allowance was considered for the PLMBS portfolio but was deemed not necessary in the 2020 third quarter. On a year-to-date basis, credit loss on PLMBS was $0.3 milllion.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2020 and at December 31, 2019. De minimis amount of credit loss allowance was recorded at September 30, 2020 and December 31, 2019.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $70.0 million and $60.0 million at September 30, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.0 billion at September 30, 2020, a decrease of $111.1 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Serious delinquencies at September 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $9.1 million at September 30, 2020, compared to $0.7 million at December 31, 2019.

Capital ratios — Our capital position remains strong. At September 30, 2020, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $1.0 billion. To support $151.7 billion of total assets at September 30, 2020, the minimum required total capital was $6.1 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2020, balance sheet leverage (based on U.S. GAAP) was 19.4 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) and Interbank Offered Rates (IBOR)

We are actively reviewing LIBOR-indexed contracts to enable us to plan an orderly transition to SOFR.

We are reviewing permissible expedients offered under ASU 2020-04, Reference Rate Reform (Topic 848), including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. If the one-time expedient is elected, it is possible that its impact could be material. Other than the possible impact of the adoption of the one-time transfer/sell, we do not expect adoption of SOFR to replace LIBOR will have a material impact on our financial position and cash flows.

Central banks and regulators in a number of major jurisdictions have convened working groups to find and to implement the transition to suitable replacements for LIBOR. We are actively participating with the various industry groups, including the International Swaps and Derivatives Association (ISDA) to align our derivative contracts with IBOR Fallbacks Supplement and IBOR Fallbacks Protocol (protocol) recommended by the ISDA. The protocol was launched on October 23, 2020 and is a major step in reducing the systemic impact of LIBOR becoming unavailable while market participants, including the FHLBNY, continue to have exposure. The FHLBNY adhered to the protocol beginning in the two-week pre-launch “escrow period”.

The implementation of fallbacks for alternative derivative interest measures may mitigate the risk and uncertainty if LIBOR rates are no longer published or determined to be no longer a reliable interest rate measure. With the fallbacks in place, derivatives market participants will be able move forward with transitioning plans for their LIBOR exposures in accordance with ISDA market standards.

In mid-October 2020, LCH and the CME, the two major derivative clearing organizations switched to using SOFR to value and pay interest on cash collateral for cleared US dollar swaps. The FHLBNY participated with the CME and LCH and also switched the discounting to SOFR to align its derivative valuations. The impact of the change had an immaterial impact on our financial positions, cash flows and operations.

Rating — The U.S. Government's credit is rated by Moody's as Aaa with outlook as stable, and AA+ and stable by Standard & Poor's (S&P). Consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody's and AA+/A-1+ by S&P. Fitch Ratings has rated the U.S. sovereign debt as AAA, but in July 2020 revised the outlook on its U.S. sovereign rating to “negative” from “stable” to reflect what Fitch described as “the ongoing deterioration in the U.S. public finances and the absence of a credible fiscal consolidation plan.” Any negative rating actions on the U.S. Government could potentially result in all individual FHLBanks' long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any U.S. sovereign rating action.

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

New Mortgage Program

We intend to offer to our members a new mortgage participation program in 2021.  The new program, Mortgage Asset Programsm (MAP), was created based on feedback from members and is expected to better serve the needs of our district. MAP will replace the MPF Program® beginning in 2021.  Legacy MPF loans will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider. In the MAP program, we will purchase investment grade, conventional one-to-four family or government-insured loans from participating members. Due to the unique credit enhancement structure and MAP program requirements of acquiring loans with strong credit quality indicators, we expect loan performance to remain within its credit quality indicators. To capitalize this activity, member sellers will also be required to purchase stock, as mandated by the FHLBNY’s capital plan, equal to 4.5% of the outstanding principal balance of the MAP assets sold by the member to the FHLBNY.  At this point, we cannot forecast with certainty the volume of loans or the income from this program. We do not expect the new program to have a significant impact on our earnings, cash flows or our operations.  MAP will help fulfill our mission by providing an off-balance sheet option of providing liquidity in all operating environments.

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates

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

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2020	2020	2020	2019	2019
Investments (a)	$41,518	$41,440	$42,385	$56,892	$43,025
Advances	106,216	113,789	136,151	100,695	94,301
Mortgage loans held-for-portfolio, net (b)	3,054	3,165	3,210	3,173	3,055
Total assets	151,694	158,872	182,733	162,062	141,062
Deposits and borrowings	1,810	1,590	1,703	1,194	1,537
Consolidated obligations, net
Bonds	71,742	59,032	81,089	78,764	76,044
Discount notes	69,710	89,500	90,250	73,959	55,534
Total consolidated obligations	141,452	148,532	171,339	152,723	131,578
Mandatorily redeemable capital stock	3	4	5	5	5
AHP liability	158	159	156	154	161
Capital
Capital stock	5,996	6,334	7,313	5,779	5,474
Retained earnings
Unrestricted	1,136	1,150	1,108	1,116	1,097
Restricted	754	734	706	685	660
Total retained earnings	1,890	1,884	1,814	1,801	1,757
Accumulated other comprehensive income (loss)	(47)	(80)	(125)	(48)	(51)
Total capital	7,839	8,138	9,002	7,532	7,180
Equity to asset ratio (c)(j)	5.17%	5.12%	4.93%	4.65%	5.09%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2020	2020	2020	2019	2019	2020	2019
Investments (a)	$43,571	$44,504	$49,984	$49,857	$48,091	$46,011	$44,333
Advances	110,391	125,320	102,777	94,352	90,402	112,821	96,339
Mortgage loans held-for-portfolio, net	3,105	3,201	3,201	3,117	3,017	3,169	2,972
Total assets	158,471	174,578	157,442	148,434	142,552	163,479	144,519
Interest-bearing deposits and other borrowings	1,485	1,471	1,193	1,230	1,187	1,383	1,097
Consolidated obligations, net
Bonds	63,601	73,182	83,985	75,249	74,310	73,553	78,488
Discount notes	83,653	89,559	63,399	63,372	58,832	78,888	56,614
Total consolidated obligations	147,254	162,741	147,384	138,621	133,142	152,441	135,102
Mandatorily redeemable capital stock	5	4	5	5	5	5	6
AHP liability	156	157	154	154	163	156	161
Capital
Capital stock	6,179	6,854	5,854	5,480	5,299	6,295	5,567
Retained earnings
Unrestricted	1,135	1,114	1,099	1,090	1,093	1,116	1,092
Restricted	741	717	692	668	648	717	625
Total retained earnings	1,876	1,831	1,791	1,758	1,741	1,833	1,717
Accumulated other comprehensive income (loss)	(67)	(114)	(56)	(49)	(47)	(79)	(32)
Total capital	7,988	8,571	7,589	7,189	6,993	8,049	7,252

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Nine months ended
(dollars in millions)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(except earnings and dividends per share, and headcount)	2020	2020	2020	2019	2019	2020	2019
Net income	$101	$138	$105	$129	$101	$344	$344
Net interest income (d)	180	230	153	164	162	563	503
Dividends paid in cash (e)	95	86	88	85	92	269	281
AHP expense	11	15	12	14	11	38	38
Return on average equity (f)(g)(j)	5.04%	6.45%	5.57%	7.08%	5.75%	5.71%	6.35%
Return on average assets (g)(j)	0.25%	0.32%	0.27%	0.34%	0.28%	0.28%	0.32%
Net OTTI impairment losses	-	-	-	(1)	-	-	-
Other non-interest income (loss)	(14)	(23)	8	27	(4)	(29)	8
Total other income (loss)	(14)	(23)	8	26	(4)	(29)	8
Operating expenses (h)	40	40	37	42	39	117	109
Finance Agency and
Office of Finance expenses	5	4	5	5	4	14	12
Total other expenses (k)	51	51	44	48	45	146	128
Operating expenses ratio (g)(i)(j)	0.10%	0.09%	0.09%	0.11%	0.11%	0.10%	0.10%
Earnings per share	$1.64	$2.02	$1.80	$2.34	$1.91	$5.46	$6.19
Dividends per share	$1.39	$1.47	$1.60	$1.60	$1.58	$4.46	$4.89
Headcount (Full/part time)	351	346	344	342	334	351	334

(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses on mortgage loans were $9.1 million, $6.5 million, $3.5 million, $0.7 million and $0.6 million for the periods ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1:	Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	September 30, 2020	December 31, 2019	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$487,719	$603,241	$(115,522)	(19.15)%
Interest-bearing deposits	685,000	-	685,000	NM
Securities purchased under agreements to resell	3,400,000	14,985,000	(11,585,000)	(77.31)
Federal funds sold	7,674,000	8,640,000	(966,000)	(11.18)
Trading securities	12,598,027	15,318,809	(2,720,782)	(17.76)
Equity Investments	69,961	60,047	9,914	16.51
Available-for-sale securities	3,275,768	2,653,418	622,350	23.45
Held-to-maturity securities	13,815,615	15,234,482	(1,418,867)	(9.31)
Advances	106,215,738	100,695,241	5,520,497	5.48
Mortgage loans held-for-portfolio	3,054,003	3,173,352	(119,349)	(3.76)
Loans to other FHLBanks	-	-	-	NM
Accrued interest receivable	195,753	312,559	(116,806)	(37.37)
Premises, software, and equipment	71,726	63,426	8,300	13.09
Operating lease right-of-use assets	71,984	75,464	(3,480)	(4.61)
Derivative assets	71,462	237,947	(166,485)	(69.97)
Other assets	7,106	9,036	(1,930)	(21.36)

Total assets	$151,693,862	$162,062,022	$(10,368,160)	(6.40)%

Liabilities
Deposits
Interest-bearing demand	$1,686,801	$1,144,519	$542,282	47.38%
Non-interest-bearing demand	73,559	34,890	38,669	110.83
Term	49,980	15,000	34,980	233.20

Total deposits	1,810,340	1,194,409	615,931	51.57

Consolidated obligations
Bonds	71,742,105	78,763,309	(7,021,204)	(8.91)
Discount notes	69,709,787	73,959,205	(4,249,418)	(5.75)
Total consolidated obligations	141,451,892	152,722,514	(11,270,622)	(7.38)

Mandatorily redeemable capital stock	3,334	5,129	(1,795)	(35.00)

Accrued interest payable	117,280	156,889	(39,609)	(25.25)
Affordable Housing Program	158,352	153,894	4,458	2.90
Derivative liabilities	59,643	32,411	27,232	84.02
Other liabilities	168,263	175,516	(7,253)	(4.13)
Operating lease liabilities	85,799	89,365	(3,566)	(3.99)

Total liabilities	143,854,903	154,530,127	(10,675,224)	(6.91)

Capital	7,838,959	7,531,895	307,064	4.08

Total liabilities and capital	$151,693,862	$162,062,022	$(10,368,160)	(6.40)%

NM — Not meaningful.

Balance Sheet overview September 30, 2020 and December 31, 2019

Total assets declined to $151.7 billion at September 30, 2020 from $162.1 billion at December 31, 2019, a decrease of $10.4 billion, or 6.4%.

Cash at banks was $487.7 million at September 30, 2020, compared to $603.2 million at December 31, 2019. Interest-bearing deposits are generally overnight investments at highly-rated financial institutions. Balances were $685.0 million and $0 at September 30, 2020 and December 31, 2019.

Money market investments at September 30, 2020 were $7.7 billion in federal funds sold and $3.4 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $8.6 billion, $9.0 billion and $10.6 billion in the third quarter of 2020, fourth quarter of 2019 and third quarter of 2019, respectively. Resale agreements averaged $4.0 billion, $9.9 billion and $9.7 billion in the third quarter of 2020, fourth quarter of 2019 and third quarter 2019, respectively.

Advances — Par balances increased at September 30, 2020 to $104.6 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances decreased by 36.6% to $15.5 billion at September 30, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 60.3% to $26.2 billion at September 30, 2020, compared to $16.4 billion at December 31, 2019.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $298.5 million and $344.0 million at September 30, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.0 billion and $2.3 billion at September 30, 2020 and December 31, 2019. We acquired $477.0 million of fixed-rate GSE-issued MBS in the first three quarters of 2020. As permitted under the new hedging guidance, effective January 1, 2019 we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS. The transfer enhanced balance sheet management.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $12.7 billion and $14.1 billion at September 30, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $282.9 million of fixed-rate GSE-issued MBS in the first three quarters of 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at September 30, 2020 and at December 31, 2019. There were no new acquisitions in the 2020 and 2019 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2020, trading investments were $12.6 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes. We acquired $3.3 billion of U.S. Treasury securities in the nine months ended September 30, 2020. During the same period in 2020, proceeds from sales were $4.3 billion at a net gain of $38.3 million. In the 2019 period, we acquired $8.0 billion; proceeds from sales were $748.3 million at a gain of $0.3 million. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $70.0 million and $60.0 million at September 30, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $3.0 billion at September 30, 2020, a decrease of $111.1 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the nine months of 2020 were $515.1 million, compared to $204.9 million in the prior year same period. Acquisitions in the nine months of 2020 were $411.9 million, compared to $336.5 million in the prior year same period. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies at September 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $9.1 million at September 30, 2020, compared to $0.7 million at December 31, 2019.

Capital ratios — Our capital position remains strong. At September 30, 2020, actual risk-based capital was $7.9 billion, compared to required risk-based capital of $1.0 billion. To support $151.7 billion of total assets at September 30, 2020, the minimum required total capital was $6.1 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.9 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2020 balance sheet leverage (based on U.S. GAAP) was 19.4 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2020 included $485.9 million as demand cash balances at the FRBNY, $11.1 billion in short-term and overnight investments in the federal funds and the repo markets, and $3.3 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

On March 12, 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting in light of the expected market transition from LIBOR and other reference interest rates to alternatives, such as SOFR. The relief in the amendments are effective as of March 12, 2020 through December 31, 2022. We are actively reviewing optional expedients and elections under the relief available under the ASU to facilitate the accounting and operational aspects of changing LIBOR-indexed contracts to SOFR. More information is provided in our Executive Summary and highlights in this MD&A — Other Developments — Replacement of London Interbank Offered Rate (LIBOR).

We are actively reviewing LIBOR-indexed contracts to plan an orderly transition to SOFR. Adoption of the guidance under ASU 2020-04 is expected to minimize the operational impact of modifying LIBOR-Indexed contracts absent provisions offered under ASU 2020-04.

•	Under the guidance, we could choose not to apply certain modification accounting requirements in U.S. GAAP to contracts affected by what the proposal calls reference rate reform, if certain criteria are met. If we made this election, we would present and account for a modified contract as a continuation of the existing contract.

•	The guidance provides optional expedients that would enable us to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain criteria are met.

We are also assessing the benefits to our LIBOR transitioning efforts if we adopted the one-time election under the ASU to re-classify/sell LIBOR-indexed securities in our held-to-maturity portfolio. If the one-time expedient is elected, it is possible that its impact could be material.

On September 27, 2019, the FHFA, our regulator issued a supervisory letter that directed the Federal Home Loan Banks to cease, by March 31, 2020 entering into new LIBOR — referenced instruments with maturities beyond December 31, 2021 (other than for investments and option embedded products, the date was extended to June 30, 2020). See Legislative and Regulatory Developments in our most recent Form 10-K for 2019 filed on March 20, 2020. The following data provides an overview of LIBOR-indexed assets, liabilities and derivatives with remaining maturities beyond the expected LIBOR transition date:

September 30, 2020
In thousands	Variable-rate LIBOR-indexed Advances
Total Par	$26,413,967
Maturing in 2022 and thereafter	$6,906,500

September 30, 2020
In thousands	Variable-rate LIBOR-indexed Debt CO Bonds
Total Par	$18,207,500
Maturing in 2022 and thereafter	$-

September 30, 2020
In thousands	Variable-rate LIBOR-indexed Interest rate swaps
Total Par	$87,122,715
Maturing in 2022 and thereafter	$21,044,187

	September 30, 2020
	Variable-rate LIBOR-indexed Securities
	Liquidity trading portfolio
In thousands	Corporate bonds and HFA	MBS/AFS	MBS/HTM
Total UPB	$910,571	$295,334	$4,168,117
Maturing in 2022 and thereafter	$910,571	$295,298	$4,087,147

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank. When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members. If maturing advances are not replaced, it may have an impact on business volume.

Interest rate hedging and basis adjustments — A significant percentage of fixed-rate, longer-term advances and all putable advances were designated under an ASC 815 fair value accounting hedge. Also, certain advances were hedged by interest rate swaps in economic hedges. From time to time, we have also elected the fair value option (FVO) on an instrument by instrument basis for advances.

Carrying value of advances outstanding at September 30, 2020 and December 31, 2019 were $106.2 billion and $100.7 billion. Carrying values included cumulative hedging basis adjustment gains of $1.6 billion and $299.2 million at September 30, 2020 and December 31, 2019. For more information about basis adjustments, see Table 2.6 Advances by Maturity and Yield Type in this MD&A.

Table	2.1: Advance Trends

Member demand for advance products

Par amount of advances outstanding was $104.6 billion at September 30, 2020, down from $112.0 billion at June 30, 2020, $134.4 billion at March 31, 2020 and up from $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by COVID-19 pandemic. In the 2020 third quarter, the same larger member banks that had borrowed short-term advances in March 2020 are now allowing certain short-term borrowings to roll-off at maturity.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table	2.2: Advances by Product Type

	September 30, 2020		December 31, 2019
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$26,240,467	25.08%	$16,364,967	16.30%
Fixed Rate Advances	55,085,893	52.65	49,548,877	49.35
Short-Term Advances	15,473,080	14.79	24,401,935	24.31
Mortgage Matched Advances	187,869	0.18	240,182	0.24
Overnight & Line of Credit (OLOC) Advances	1,138,765	1.09	3,407,551	3.39
All other categories	6,491,730	6.21	6,432,566	6.41
Total par value	104,617,804	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments	1,597,934		299,163
Total	$106,215,738		$100,695,241

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

The following table summarizes pledged collateral at September 30, 2020 and December 31, 2019 (in thousands):

Table	2.3: Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
September 30, 2020	$104,617,804	$21,863,498	$126,481,302	$321,565,732	$56,721,946	$378,287,678
December 31, 2019	$100,396,078	$22,108,414	$122,504,492	$308,663,555	$45,016,365	$353,679,920

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table	2.4: Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
September 30, 2020	$57,590,686	$320,696,992	$378,287,678
December 31, 2019	$45,876,619	$307,803,301	$353,679,920

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table	2.5: Advances by Interest-Rate Payment Terms

	September 30, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$78,373,837	74.91%	$84,027,611	83.70%
Variable-rate (b)	26,243,967	25.09	16,368,467	16.30
Variable-rate capped or floored (c)	-	-	-	-
Overdrawn demand deposit accounts	-	-	-	-

Total par value	104,617,804	100.00%	100,396,078	100.00%

Hedge valuation basis adjustments	1,597,934		299,163

Total	$106,215,738		$100,695,241

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members, and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2020, with only 11.6% of advances in the remaining maturity bucket of greater than 5 years (10.5% at December 31, 2019). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table	2.6: Advances by Maturity and Yield Type

	September 30, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$44,226,419	42.27%	$54,411,782	54.20%
Due after one year	34,147,418	32.64	29,615,829	29.50

Total Fixed-rate	78,373,837	74.91	84,027,611	83.70
Variable-rate
Due in one year or less	19,090,800	18.25	14,794,500	14.74
Due after one year	7,153,167	6.84	1,573,967	1.56

Total Variable-rate	26,243,967	25.09	16,368,467	16.30
Total par value	104,617,804	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments (a)	1,597,934		299,163
Total	$106,215,738		$100,695,241

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS-Fed funds and OIS-SOFR as additional benchmarks. When an advance is hedged under ASC 815, the elected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 2.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $1.6 billion and $299.2 million at September 30, 2020 and December 31, 2019. The forward benchmark yield curves, primarily LIBOR, declined sharply at September 30, 2020 relative to December 31, 2019. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, fair value gains increased as the forward swap discounting curve declined. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

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

Table	2.7: Hedged Advances by Type

Par Amount	September 30, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullets (a)	$33,350,615	$32,335,675
Fixed-rate putable (b)	7,945,750	8,365,750
Fixed-rate with embedded cap	370,000	20,000
Total qualifying hedges	$41,666,365	$40,721,425

Aggregate par amount of advances hedged (c)	$54,603,316	$40,721,425
Fair value basis (hedging adjustments)	$1,597,934	$299,163

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate. In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par. Members may borrow new advances at the then prevailing rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedge but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2020, notional amounts of basis swaps were $11.7 billion with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table	2.8: Putable and Callable Advances

	Advances
Par Amount	September 30, 2020	December 31, 2019
Putable (a)	$7,945,750	$8,365,750
No-longer putable/callable	$460,000	$5,000

(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued). Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies. We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs. Investments in the trading portfolio are typically U.S. Treasury securities, and from time to time we have also invested in GSE-issued securities, all carried at their fair values. The Finance Agency prohibits speculative investments but allows the designation of a trading portfolio for liquidity purposes. We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities and Held-to-maturity securities (Carrying values, dollars in thousands):

Table	3.1: Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2020	2019	Variance	Variance
State and local housing finance agency obligations, net (a)	$1,105,138	$1,122,315	$(17,177)	(1.53)%
Trading securities (b)	12,598,027	15,318,809	(2,720,782)	(17.76)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	3,275,768	2,653,418	622,350	23.45
Held-to-maturity securities, at carrying value, net (c)	12,710,477	14,112,167	(1,401,690)	(9.93)
Total securities	29,689,410	33,206,709	(3,517,299)	(10.59)

Equity investments in Grantor trust (d)	69,961	60,047	9,914	16.51
Interest-bearing deposits	685,000	-	685,000	NM
Securities purchased under agreements to resell	3,400,000	14,985,000	(11,585,000)	(77.31)
Federal funds sold	7,674,000	8,640,000	(966,000)	(11.18)

Total Investments	$41,518,371	$56,891,756	$(15,373,385)	(27.02)%

(a)	State and local housing finance agency bonds are designated as HTM and are carried at amortized cost. There were no acquisitions in the nine months ending September 30, 2020 and paydowns were $16.4 million.
(b)	Trading securities comprised of U.S. Treasury securities and corporate notes at September 30, 2020 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $3.3 billion of U.S. Treasury notes in the nine months ended September 30, 2020.
(c)	Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category. AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
(d)	Funds in the grantor trust are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

NM — Not meaningful.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table	3.2: Investment Debt Securities Issuer Concentration

	September 30, 2020			December 31, 2019
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$3,466,229	$3,532,290	44.22%	$4,008,977	$4,031,807	53.23%
Freddie Mac	12,409,218	13,030,202	158.30	12,628,143	12,826,958	167.66
Ginnie Mae	14,332	14,448	0.18	18,459	18,572	0.25
All Others - PLMBS	96,466	113,592	1.23	110,006	133,182	1.46
Non-MBS, net (b)	1,105,138	1,083,221	14.10	1,122,315	1,099,505	14.90

Total Investment Debt Securities	$17,091,383	$17,773,753	218.03%	$17,887,900	$18,110,024	237.50%

Categorized as:

Available-for-Sale Securities	$3,275,768	$3,275,768		$2,653,418	$2,653,418

Held-to-Maturity Securities, net	$13,815,615	$14,497,985		$15,234,482	$15,456,606

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table	3.3: External Rating of the Held-to-Maturity Portfolio

	September 30, 2020
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$397	$12,614,520	$61,339	$7,884	$26,337	$12,710,477
State and local housing finance agency obligations	25,000	1,072,061	2,319	5,758	-	1,105,138

Total Long-term securities	$25,397	$13,686,581	$63,658	$13,642	$26,337	$13,815,615

	December 31, 2019
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$520	$14,003,384	$69,701	$9,049	$29,513	$14,112,167
State and local housing finance agency obligations	25,000	1,085,875	5,055	6,385	-	1,122,315

Total Long-term securities	$25,520	$15,089,259	$74,756	$15,434	$29,513	$15,234,482

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table	3.4: External Rating of the Available-for-Sale Portfolio

	September 30, 2020			December 31, 2019
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$3,275,768	$-	$3,275,768	$2,653,418	$-	$2,653,418

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table	3.5: Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2020		December 31, 2019
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$953,213	3.64%	$616,402	3.93%
Due after one year through five years	3,655,860	2.37	4,102,650	2.79
Due after five years through ten years	8,652,750	2.51	8,838,096	2.97
Due after ten years	2,508,430	1.47	3,129,733	2.59

Total mortgage-backed securities	$15,770,253	2.38%	$16,686,881	2.89%

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

Table	3.6: Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2020	December 31, 2019
Current face value of hedged CMBS	$1,079,000	$602,000
Partial-term hedge face value of hedged CMBS	$973,000	$532,000
Cumulative basis adjustment Gains (losses)	$62,911	$11,593
Interest rate swap contracts (par)	$973,000	$532,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $3.4 billion at September 30, 2020 and $15.0 billion at December 31, 2019. Resale agreements averaged $4.0 billion, $9.9 billion and $9.7 billion in the third quarter of 2020, fourth quarter of 2019 and third quarter of 2019, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $7.7 billion at September 30, 2020, and $8.6 billion at December 31, 2019, and averaged $8.6 billion, $9.0 billion and $10.6 billion in the third quarter of 2020, fourth quarter of 2019 and third quarter of 2019, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table	3.7: Trading Securities

	Trading Securities
	September 30, 2020	December 31, 2019
Par value	$12,437,161	$15,232,900
Amortized cost	$12,467,081	$15,265,745
Carrying/Fair value	$12,598,027	$15,318,809

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table	3.8: Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	September 30, 2020	December 31, 2019
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$12,435,000	$15,230,000
Par amounts of interest rate swaps	$12,433,066	$15,230,000

(a)	Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $3.0 billion at September 30, 2020, a decrease of $111.1 million (net of acquisitions and paydowns) from the balance at December 31, 2019. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Serious delinquencies at September 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $9.1 million at September 30, 2020, compared to $6.5 million at June 30, 2020, $3.5 million at March 31, 2020 and $0.7 million at December 31, 2019.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Serious delinquencies at September 30, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Confirmation of forbearance terms and agreements remain under review, and the MPF provider is actively continuing to resolve status of COVID-19 and non-COVID related delinquent loans along with monitoring and confirmation of loans in forbearance status. As collection of forbearance information is ongoing, we cannot say with certainty the aggregate amounts that are likely to be approved, other than to report that we do not expect its impact to be material to our financial statements and cash flows.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table	4.1: MPF by Conventional and Insured Loans

	September 30, 2020	December 31, 2019
Federal Housing Administration and Veteran Administration insured loans	$207,324	$220,990
Conventional loans	2,855,779	2,953,015
Allowance for credit losses on mortgage loans (a)	(9,100)	(653)
Mortgage loans held for portfolio, net	$3,054,003	$3,173,352

(a)	The FHLBanks’ methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table	4.2: Geographic Concentration of MPF Loans

	September 30, 2020		December 31, 2019
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	69.8%	63.4%	68.6%	61.1%

Table	4.3: Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$299,454	9.93%
Investors Bank	266,290	8.83
Teachers Federal Credit Union	262,374	8.70
Sterling National Bank	197,137	6.53
Manasquan Bank	177,680	5.89
All Others	1,813,756	60.12

Total	$3,016,691	100.00%

	December 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$331,970	10.61%
Investors Bank	296,289	9.47
Teachers Federal Credit Union	240,850	7.70
Sterling National Bank	219,814	7.03
New York Community Bank	219,729	7.03
All Others	1,819,092	58.16

Total	$3,127,744	100.00%

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $141.5 billion and $152.7 billion at September 30, 2020 and December 31, 2019.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $71.7 billion (par, $70.9 billion) at September 30, 2020, compared to $78.8 billion (par, $78.1 billion) at December 31, 2019. The carrying value of Consolidated obligation discount notes outstanding was $69.7 billion at September 30, 2020 and $74.0 billion at December 31, 2019.

Interest rate hedging — Significant amounts of CO bonds have been designated under an ASC 815 fair value accounting hedge. Also, certain CO bonds were hedged by interest rate swaps in economic hedges. From time to time, we have also hedged the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815. Certain CO bonds were elected under the FVO. As a result of hedging elections under ASC 815 and the elections under the FVO, carrying values of CO bonds included valuation basis adjustments. For more information about valuation basis adjustments on CO bonds, see Table 5.1 CO Bonds by Type.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $9.8 billion at September 30, 2020, $12.6 billion at June 30, 2020 and $8.2 billion at December 31, 2019, up from $950.0 million at December 31, 2018.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table	5.1: CO Bonds by Type

	September 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$41,551,995	58.59%	$32,588,805	41.72%
Fixed-rate, callable	1,381,000	1.95	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	27,989,500	39.46	40,702,000	52.11

Total par value	70,922,495	100.00%	78,108,805	100.00%

Bond premiums	136,957		95,560
Bond discounts	(26,807)		(24,704)
Hedge valuation basis adjustments (a)	573,307		377,000
Hedge basis adjustments on de-designated hedges (b)	134,180		139,605
FVO (c) - valuation adjustments and accrued interest	1,973		67,043
Total Consolidated obligation-bonds	$71,742,105		$78,763,309

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. LIBOR is our primary benchmark. We have also adopted OIS/FF and OIS/SOFR as other benchmarks. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $573.3 million and $377.0 million at September 30, 2020 and December 31, 2019. The benchmark curves, specifically the forward LIBOR yield curve, declined sharply at September 30, 2020. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the decline in the forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at September 30, 2020 and December 31, 2019 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

Hedge volume — Tables 5.2 – 5.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge.

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table	5.2: CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	September 30, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullet bonds	$14,688,475	$11,802,950
Fixed-rate callable bonds	-	70,000
	$14,688,475	$11,872,950

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table	5.3: CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2020	December 31, 2019
Bonds designated under FVO	$14,775,000	$12,067,000

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2020	December 31, 2019
Bonds designated as economically hedged
Floating-rate bonds (a)	$20,375,000	$17,875,000
Fixed-rate bonds (b)	15,000	50,000
	$20,390,000	$17,925,000

(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and OIS-SOFR. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to indices (OIS-SOFR and OIS FF) that met our asset/liability interest rate risk management objectives, mitigating the basis risk between the index attached to the debt and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table	5.5: CO Bonds — Maturity or Next Call Date

	September 30, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$49,341,580	69.57%	$63,261,595	80.99%
Due or callable after one year through two years	9,133,925	12.88	4,266,125	5.46
Due or callable after two years through three years	4,802,540	6.77	2,970,715	3.80
Due or callable after three years through four years	1,405,665	1.98	1,388,835	1.78
Due or callable after four years through five years	941,585	1.33	1,001,735	1.28
Thereafter	5,297,200	7.47	5,219,800	6.69
Total par value	$70,922,495	100.00%	$78,108,805	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table	5.6: Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2020	December 31, 2019
Callable	$1,381,000	$4,818,000
Non-Callable	$69,541,495	$73,290,805

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table	5.7: Discount Notes Outstanding

	September 30, 2020	December 31, 2019
Par value	$69,731,892	$74,094,586
Amortized cost	$69,682,141	$73,955,552
Hedge value basis adjustments (a)	959	(105)
FVO (b) - valuation adjustments and remaining accretion	26,687	3,758
Total discount notes	$69,709,787	$73,959,205

Weighted average interest rate	0.19%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $11.7 billion and $3.5 billion were hedged under ASC 815 qualifying fair value hedges at September 30, 2020 and December 31, 2019. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. Notional amounts elected under the FVO were $12.8 billion and $2.2 billion at September 30, 2020 and December 31, 2019. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table	5.8: Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2020	December 31, 2019
Discount notes hedged under qualifying hedge	$11,674,997	$3,481,705

The following table summarizes economic hedges of discount notes (in thousands):

Table	5.9: Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	September 30, 2020
Discount notes designated as economic hedges (a)	$953,559

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table	5.10: Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2020	December 31, 2019
Discount notes designated under FVO (a)	$12,826,382	$2,182,845

(a)	For CO discount notes elected under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBank debt to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table	5.11: Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2020	December 31, 2019
Discount notes hedged under qualifying hedge (a)	$2,664,000	$2,664,000

(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash Flow Hedges in Note 17. Derivatives and Hedging Activities.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $117.3 million at September 30, 2020 and $156.9 million at December 31, 2019. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $168.3 million at September 30, 2020 and $175.5 million at December 31, 2019. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table	6.1: Stockholders’ Capital

	September 30, 2020	December 31, 2019
Capital Stock (a)	$5,995,663	$5,778,666
Unrestricted retained earnings (b)	1,135,704	1,115,236
Restricted retained earnings (c)	754,564	685,798
Accumulated Other Comprehensive Income (Loss)	(46,972)	(47,805)
Total Capital	$7,838,959	$7,531,895

(a)	Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at September 30, 2020 has grown to $754.6 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table	6.2: Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2020	December 31, 2019
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(6,036)	$(7,571)
Net market value unrealized gains (losses) on available-for-sale securities (b)	285,196	97,868
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(62,911)	(11,593)
Net Cash flow hedging gains (losses) (c)	(235,058)	(94,516)
Employee supplemental retirement plans (d)	(28,163)	(31,993)
Total Accumulated other comprehensive income (loss)	$(46,972)	$(47,805)

(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).
(b)	Fair values of available-for-sale securities — Fair value amounts of $285.2 million and $97.9 million at September 30, 2020 and December 31, 2019 represent market value net unrealized gains of securities designated as AFS. Amounts of $62.9 million and $11.6 million at September 30, 2020 and December 31, 2019 represent hedging valuation basis losses of AFS securities designated in ASC 815 fair value hedges. The hedge valuation losses were due to changes in the benchmark rates, representing the risks being hedged.
(c)	Cash flow hedging losses recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Rollforward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

Table	6.3: AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/ (losses) are recorded in AOCI.

	September 30, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(136,886)	(1,109)	(51,318)
Amount reclassified	-	984	-
Fair Value - closed contract	-	(3,531)	-
Ending balance	$(225,969)	$(9,089)	$(62,911)

Notional amount of swaps outstanding	$2,664,000	$-	$973,000

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	-	613	-
Fair Value - closed contract	-	(10,871)	-
Ending balance	$(89,083)	$(5,433)	$(11,593)

Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000

	September 30, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(147,213)	4,369	(26,272)
Amount reclassified	-	353	-
Fair Value - closed contract	-	(11,012)	-
Ending balance	$(129,801)	$(6,943)	$(26,272)

Notional amount of swaps outstanding	$2,664,000	$-	$452,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table	6.4: Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2020	September 30, 2019
Cash dividends paid per share	$4.46	$4.89
Dividends paid (a) (c)	$269,024	$280,823
Pay-out ratio (b)	78.24%	81.56%

(a)	In thousands.
(b)	Dividends paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table	7.1: Derivatives Counterparty Credit Ratings

	September 30, 2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$18,284	$(4,585)	$13,699	$-	$13,699
Cleared derivatives assets (d)	101,461,952	17,030	-	17,030	578,908	595,938
	103,976,952	35,314	(4,585)	30,729	578,908	609,637
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	3,814,262	(231,638)	232,000	362	-	362
Triple B liability (c)	2,853,000	(344,759)	354,850	10,091	-	10,091
Cleared derivatives liability (d)	32,549,122	-	-	-	54,312	54,312
	39,216,384	(576,397)	586,850	10,453	54,312	64,765
Total derivative positions with non-member counterparties to which the Bank had credit exposure	143,193,336	(541,083)	582,265	41,182	633,220	674,402
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	539,000	30,217	-	30,217	(30,217)	-
Delivery commitments
Derivative position with delivery commitments	38,619	63	-	63	(63)	-
Total derivative position with members	577,619	30,280	-	30,280	(30,280)	-
Total	$143,770,955	$(510,803)	$582,265	$71,462	$602,940	$674,402
Derivative positions without credit exposure	4,127,460
Total notional	$147,898,415

	December 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$25,000	$6	$-	$6	$-	$6
Single A asset (c)	4,415,000	122,157	(4,400)	117,757	(105,667)	12,090
Cleared derivatives assets (d)	80,839,066	15,111	85,241	100,352	251,177	351,529
	85,279,066	137,274	80,841	218,115	145,510	363,625
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,270,446	(43,240)	47,310	4,070	-	4,070
Triple B liability (c)	2,893,000	(128,059)	134,250	6,191	-	6,191
	7,163,446	(171,299)	181,560	10,261	-	10,261

Total derivative positions with non-member counterparties to which the Bank had credit exposure	92,442,512	(34,025)	262,401	228,376	145,510	373,886
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	536,000	9,467	-	9,467	(9,467)	-
Delivery commitments
Derivative position with delivery commitments	44,768	104	-	104	(104)	-
Total derivative position with members	580,768	9,571	-	9,571	(9,571)	-
Total	$93,023,280	$(24,454)	$262,401	$237,947	$135,939	$373,886
Derivative positions without credit exposure	15,659,413
Total notional	$108,682,693

(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At September 30, 2020 and December 31, 2019, we had pledged $633.2 million and $251.2 million in marketable securities. No cash was posted on cleared swaps at September 30, 2020; $85.2 million was posted at December 31, 2019.

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

In addition, the Bank provides for Contingency Liquidity, which is defined as the sources of cash the Bank may use to meet its operational requirements when its access to the capital markets is impeded. We met our Contingency Liquidity requirements during all periods in this report. Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity. Advisory Bulletin 2018-07 concerning liquidity was by policy implemented in phases and was fully implemented on December 31, 2019.

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

Table	8.1: Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2020	$1,553	$96,315	$94,762
June 30, 2020	1,532	111,263	109,731
March 31, 2020	1,229	90,508	89,279
December 31, 2019	1,271	84,245	82,974

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

 The following table summarizes excess operational liquidity (in millions):

Table	8.2: Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2020	$11,786	$27,822	$16,036
June 30, 2020	21,874	29,604	7,730
March 31, 2020	17,786	33,910	16,124
December 31, 2019	17,138	35,360	18,222

Contingency Liquidity. The Bank holds “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a NRSRO. We consistently exceeded the minimum requirements for contingency liquidity. Contingency liquidity is measured daily. We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

Table	8.3: Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2020	$4,207	$24,714	$20,507
June 30, 2020	4,149	25,978	21,829
March 31, 2020	4,568	29,883	25,315
December 31, 2019	4,764	30,966	26,202

Cash flows

Cash and due from Banks was $487.7 million at September 30, 2020, $53.3 million at September 30, 2019 and $603.2 million at December 31, 2019; balances exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell that we consider to be investments. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash used in operating activities in the nine months ended September 30, 2020 were outflows of ($399.0 million) and ($212.1 million) in the same period in 2019. By way of comparison, Net income was $343.8 million in the nine months ended September 30, 2020 and $344.3 million in the same period in the prior year. Outflows in operating cash flows were driven by two primary factors. First, changes in fair values on derivatives and hedging activities in the Statements of Cash Flows reported negative adjustments to operating cash flow of ($603.5 million) and ($307.4 million) in the nine months ended September 30, 2020 and 2019, primarily due to the increase in variation margin posted; variation margin increased with the increase in the notional amounts of derivatives utilized at September 30, 2020. Second, we reported negative adjustments to operating cash flows of $116.2 million and $47.0 million to recognize unrealized valuation gains on U.S. Treasury securities at September 30, 2020 and 2019.

Cash flows provided by/ (used in) investing activities — Investing activities resulted in $10.9 billion in net cash inflows in the nine months ended September 30, 2020, compared to $4.0 billion in net cash inflows in the same period in 2019. In the 2020 period, Securities purchased under agreements to resell and federal funds sold declined; investments in U.S. Treasury securities declined. Investing activities was driven largely by new advances exceeding maturing advances.

Cash flows provided by/ (used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash increases of $10.7 billion and $3.9 billion used in Financing activities in the nine months ended September 30, 2020 and 2019.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table	8.4: Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Outstanding at end of the period (a)	$69,709,786	$73,959,205	$34,307,440	$48,087,050
Weighted-average rate at end of the period (b)	0.19%	1.60%	0.12%	1.74%
Average outstanding for the period (a)	$78,887,612	$58,317,547	$36,563,630	$46,409,731
Weighted-average rate for the period	0.60%	2.15%	1.07%	2.25%
Highest outstanding at any month-end (a)	$90,249,660	$73,959,205	$52,277,550	$51,728,000

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.
(b)	Weighted-average rate is calculated on outstanding balances at period-end.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2020 third quarter and the 2019 third quarter. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table	9.1: Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total interest income	$354,712	$931,927	$1,597,069	$2,952,017
Total interest expense	173,949	769,533	1,033,825	2,448,831
Net interest income before provision for credit losses	180,763	162,394	563,244	503,186
Provision (Reversal) for credit losses	2,536	134	5,702	(158)
Net interest income after provision for credit losses	178,227	162,260	557,542	503,344
Total other income (loss)	(14,283)	(4,173)	(29,371)	7,702
Total other expenses	51,498	45,397	146,119	128,422
Income before assessments	112,446	112,690	382,052	382,624
Affordable Housing Program Assessments	11,251	11,278	38,225	38,292
Net income	$101,195	$101,412	$343,827	$344,332

Net Income — 2020 Third Quarter Compared to 2019 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

In the third quarter of the current year, Net income was $101.2 million, a decrease of $0.2 million, or 0.2% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

In the third quarter of the current year, Net interest income was $180.8 million, an increase of $18.4 million, or 11.3%. Net interest spread was 43 basis points in the third quarter of the current year, compared to 34 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — In the third quarter of the current year, Other income (loss) reported a loss of $14.3 million, compared to a loss of $4.2 million in the same period in the prior year.

•	Service fees and other were $4.1 million in the third quarter of the current year, compared to $4.7 million in the same period in the prior year. Service fees and others are primarily fee revenues from financial letters of credit.

•	Financial instruments carried at fair values reported a net valuation gain of $7.1 million in the third quarter of the current year, compared to a net loss of $0.7 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.10 Other Income (Loss) and accompanying discussions in this MD&A.

•	Derivative activities reported a net gain of $10.8 million in the third quarter of the current year, compared to a net loss of $4.3 million in the same period of the prior year. For more information, see financial statements, Note 17. Derivatives and Hedging Activities. Also see Table 9.12 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

•	U.S. Treasury Securities held for liquidity (classified as trading) reported net losses of $39.7 million in the third quarter of the current year, compared to net losses of $4.0 million in the same period in the prior year.

•	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net gains of $3.1 million in the third quarter of the current year, compared to net gains of $0.4 million in the same period in the prior year.

Other expenses were $51.5 million in the third quarter of the current year, compared to $45.4 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•	Operating expenses were $17.0 million in the third quarter of the current year, down from $17.2 million in the same period in the prior year.

•	Compensation and benefits expenses were $23.0 million in the third quarter of the current year, up from $21.9 million in the same period in the prior year. This was driven by additions of staff to continue support of our long-term technology enhancement effort.

•	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $4.9 million in the third quarter of the current year, compared to $4.0 million in the same period in the prior year.

•	Other expenses were $6.7 million in the third quarter of the current year, compared to $2.4 million in the same period in the prior year. In the 2020 period, Other expenses included $4.3 million in cash grants to assist small business impacted by the COVID-19 pandemic.

Affordable Housing Program Assessments (AHP) allocated from Net income were $11.3 million and $11.3 million in the third quarters of 2020 and 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — Year-to-Date Period Ended September 30, 2020 Compared to September 30, 2019

Net income in the year-to-date period in the current year was $343.8 million, a decrease of $0.5 million, or 0.1% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $563.2 million, an increase of $60.0 million, or 11.9%. Net interest spread was 41 basis points in the current year, compared to 35 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, was a loss of $29.4 million in the 2020 period compared to a gain of $7.7 million in the same period in the prior year.

The primary changes year-over-year were standalone derivatives in economic hedges of balance sheet assets and liabilities, primarily fixed-rate U.S. Treasury securities, recorded fair value losses of $157.2 million and $55.6 million in the 2020 and 2019 period; and gains on trading securities (held for liquidity) were $116.2 million and $47.0 million in the 2020 and 2019 periods.

Other expenses were $146.1 million in the year-to-date period in the current year, compared to $128.4 million in the same period in the prior year. Operating expenses were $48.6 million in the current year, up from $45.5 million in the prior year period. Compensation and benefits were $68.6 million in the current period, up from $63.8 million in the prior year period due to increase in head count. Other expenses were $15.0 million and $7.1 million in the 2020 and 2019 periods. Other expenses included $8.0 million cash grants to small businesses impacted by the COVID-19 pandemic.

AHP assessments allocated from Net income were $38.2 million and $38.3 million in the nine months period ended 2020 and 2019.

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

The following table summarizes Net interest income (dollars in thousands):

Table	9.2: Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Total interest income (a)	$354,712	$931,927	(61.94)%	$1,597,069	$2,952,017	(45.90)%
Total interest expense (a)	173,949	769,533	(77.40)	1,033,825	2,448,831	(57.78)
Net interest income before provision for credit losses	$180,763	$162,394	11.31%	$563,244	$503,186	11.94%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

Net Interest Income — 2020 Third Quarter Vs. 2019 Third Quarter

Financial markets in the third quarter continued to be under stress, although exhibiting less volatility. The Fed has continued to provide support to the economy and financial markets; interest rates remain very low. Our interest revenues and interest expenses have declined. The Fed’s acquisition program in the mortgage-backed securities market has driven up pricing and limited the opportunities for acquiring investments that would meet our risk/reward targets. Spreads remain very low for investments in the overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs.

2020 third quarter Net interest income, before loan loss provisions, was $180.8 million, an increase of $18.4 million, or 11.3% from the prior year third quarter. Primary drivers were higher earning-assets, specifically advances. Net interest income in the quarterly periods in 2020 were strong despite the volatility in the financial markets; $180.8 million in the current quarter, $229.7 million in the second quarter and $152.8 million in the first quarter, compared to $162.4 million in the prior year third quarter. Net interest income growth in the last two quarters were largely driven by incremental spreads earned from the post COVID-19 increase in advance volume, and by the decline in debt expense. CO debt costing yields declined in part due to a shift to greater use of discount notes to fund short-maturity assets, and in part due to advantageous pricing of CO discount notes driven by investor demand for high-quality short-term debt instruments.

Period-over-period changes in Net interest income are largely driven by the prevailing interest rates and their impact on interest income and interest expense, as well as changes in the volume of interest-earning assets. In the 2020 third quarter, volume-related increases in earning assets and changes in funding mix made a favorable impact of $35.5 million to margin, partly offset by decline of $17.1 million due to yield-related changes. Average interest-earning assets was $157.6 billion in the 2020 third quarter, compared to $141.6 billion in the same period last year, the growth driven by significant increase in advances in the post COVID-19 period compared to last year third quarter. Average advance balances were $110.4 billion in the current year third quarter, up from $90.4 billion in the prior year third quarter.

Net interest spread, which is the yield from earning assets minus interest paid on costing liabilities, was strong despite the volatility in financial markets: 43 basis points in the 2020 third quarter, 49 basis points in the second quarter, 31 basis points in the first quarter, compared to 34 basis points in the prior year third quarter.

Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 46 basis points in the 2020 third quarter and was unchanged from the same period last year.

Increased volume aside, pro-active tactical changes in funding mix in 2020 to a greater utilization of CO discount notes was an important shift in funding that benefited our spread. In the 2020 third quarter, CO discount notes funded 53.1% of earning-assets, up from 41.6% in the same period in the prior year (calculations are based on average balances). In the current volatile market, investor demand for FHLBank issued high-quality CO discount notes pushed yields down, resulting in favorable spreads and favorable funding in the current year periods. Margins widened between yields on assets, specifically overnight, short-term and floating-rate investments and short- and floating-rate advances, and the corresponding yields paid on funding those assets.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, increased to $8.1 billion in the 2020 third quarter, up from $7.0 billion in the same period last year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in the 2020 period as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Interest settlements and fair values on swaps designated in ASC 815 hedging relationships recorded a loss of $116.6 million in the current year third quarter. In the same period last year, a net favorable contribution of $39.4 million was recorded. Hedging losses and gains were largely driven by net interest settlements and the impact of fair values of hedged assets and liabilities minus the fair values of hedging derivatives was not material. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. The declining LIBOR has driven down the LIBOR-indexed cash flows received on fair value hedges of advances, such that the net cash flows we received were less than the fixed-rate cash flows paid on the swap contracts. While the declining LIBOR had a favorable impact on LIBOR-indexed cash flows paid on swaps hedging debt, the favorable impact was not as significant. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Net Interest Income — 2020 Year-to-Date Period Vs. 2019 Year-to-Date Period

Net interest income in the current year-to-date period (before loan loss provisions) increased by $60.1 million, or 11.9% from the same period in the prior year. The improved results were driven primarily by two consecutive quarters of strong interest margins earned in 2020. Net interest spread earned in the year-to-date period was higher, 41 basis points in the current year period, compared to 35 basis points in the prior year period. Earning assets were higher in the 2020 period, contributing $97.7 million in increased Net interest income, partly offset by yield related interest margin decline of $37.7 million. The effects of hedging actives under ASC 815, primarily interest rate settlements on interest rate swaps, recorded a loss of $184.4 million in the 2020 year-to-date period, in contrast to a gain of $153.3 million in the year-to-date period in 2019. As discussed in the previous paragraphs, fluctuations in the benchmark rates were the primary drivers. The declining LIBOR has driven down the LIBOR-indexed cash flows received on fair value hedges of advances.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table	9.3: Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income	$482,540	$893,993	$1,847,259	$2,787,990
Fair value hedging effects	814	(39)	(1,701)	684
Amortization of basis	(180)	(14)	(402)	(42)
Interest rate swap accruals	(128,462)	37,987	(248,087)	163,385
Reported interest income	354,712	931,927	1,597,069	2,952,017

Interest expense	185,215	770,950	1,099,600	2,438,054
Fair value hedging effects	1,139	(516)	550	2,306
Amortization of basis	(1,315)	(1,258)	(4,300)	(4,157)
Interest rate swap accruals	(11,090)	357	(62,025)	12,628
Reported interest expense	173,949	769,533	1,033,825	2,448,831
Net interest income	$180,763	$162,394	$563,244	$503,186
Net interest adjustment - interest rate swaps	$(116,562)	$39,351	$(184,415)	$153,250

Spread and Yield Analysis — 2020 Periods Vs. 2019 Periods

Table	9.4: Spread and Yield Analysis

	Three months ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$110,391,489	$193,003	0.70%	$90,401,801	$599,554	2.63%
Interest bearing deposits and others	1,661,515	581	0.14	361,732	1,856	2.04
Federal funds sold and other overnight funds	12,672,913	3,039	0.10	20,300,326	115,413	2.26
Investments
Trading securities	12,793,851	48,708	1.51	9,742,458	57,944	2.36
Mortgage-backed securities
Fixed	11,270,182	78,177	2.76	10,398,672	80,288	3.06
Floating	4,613,316	7,449	0.64	6,225,222	43,364	2.76
State and local housing finance agency obligations	1,107,617	2,419	0.87	1,142,351	8,283	2.88
Mortgage loans held-for-portfolio	3,105,313	21,336	2.73	3,017,248	25,224	3.32
Loans to other FHLBanks	-	-	NM	217	1	1.83
Total interest-earning assets	$157,616,196	$354,712	0.90%	$141,590,027	$931,927	2.61%
Funded By:
Consolidated obligation bonds
Fixed	$31,949,748	$94,992	1.18%	$29,038,192	$171,113	2.34%
Floating	31,651,519	15,074	0.19	45,272,098	258,625	2.27
Consolidated obligation discount notes	83,652,419	63,582	0.30	58,831,496	333,413	2.25
Interest-bearing deposits and other borrowings	1,486,782	236	0.06	1,187,709	6,295	2.10
Mandatorily redeemable capital stock	4,874	65	5.31	5,433	87	6.35
Total interest-bearing liabilities	148,745,342	173,949	0.47%	134,334,928	769,533	2.27%
Other non-interest-bearing funds	815,709	-		215,691	-
Capital	8,055,145	-		7,039,408	-
Total Funding	$157,616,196	$173,949		$141,590,027	$769,533
Net Interest Income/Spread		$180,763	0.43%		$162,394	0.34%
Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.46%

	Nine months ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$112,820,573	$983,798	1.16%	$96,338,801	$1,996,386	2.77%
Interest bearing deposits and others	1,495,715	3,190	0.28	192,643	3,174	2.20
Federal funds sold and other overnight funds	13,992,460	60,400	0.58	18,466,158	328,311	2.38
Investments
Trading securities	13,773,165	174,589	1.69	7,891,043	145,746	2.47
Mortgage-backed securities
Fixed	11,257,490	241,581	2.87	9,827,457	228,750	3.11
Floating	4,923,062	48,743	1.32	6,777,507	147,342	2.91
State and local housing finance agency obligations	1,114,970	13,041	1.56	1,156,978	26,475	3.06
Mortgage loans held-for-portfolio	3,168,599	71,694	3.02	2,971,527	75,678	3.41
Loans to other FHLBanks	2,737	33	1.61	8,498	155	2.45
Total interest-earning assets	$162,548,771	$1,597,069	1.31%	$143,630,612	$2,952,017	2.75%
Funded By:
Consolidated obligation bonds
Fixed	$31,591,384	$372,054	1.57%	$28,348,377	$525,111	2.48%
Floating	41,961,507	271,495	0.86	50,139,129	899,209	2.40
Consolidated obligation discount notes	78,887,611	386,392	0.65	56,614,307	1,005,434	2.37
Interest-bearing deposits and other borrowings	1,379,374	3,684	0.36	1,099,297	18,782	2.28
Mandatorily redeemable capital stock	4,691	200	5.70	6,212	295	6.35
Total interest-bearing liabilities	153,824,567	1,033,825	0.90%	136,207,322	2,448,831	2.40%
Other non-interest-bearing funds	595,986	-		139,094	-
Capital	8,128,218	-		7,284,196	-
Total Funding	$162,548,771	$1,033,825		$143,630,612	$2,448,831
Net Interest Income/Spread		$563,244	0.41%		$503,186	0.35%
Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.47%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, OIS/FF or OIS/SOFR) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2020 Periods Vs. 2019 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5:	Rate and Volume Analysis

	For the three months ended
	September 30, 2020 vs. September 30, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$110,029	$(516,580)	$(406,551)
Interest bearing deposits and others	1,733	(3,008)	(1,275)
Federal funds sold and other overnight funds	(31,661)	(80,713)	(112,374)
Investments
Trading securities	15,109	(24,345)	(9,236)
Mortgage-backed securities
Fixed	6,420	(8,531)	(2,111)
Floating	(9,054)	(26,861)	(35,915)
State and local housing finance agency obligations	(245)	(5,619)	(5,864)
Mortgage loans held-for-portfolio	718	(4,606)	(3,888)
Loans to other FHLBanks	-	(1)	(1)

Total interest income	93,049	(670,264)	(577,215)

Interest Expense
Consolidated obligation bonds
Fixed	15,726	(91,847)	(76,121)
Floating	(60,185)	(183,366)	(243,551)
Consolidated obligation discount notes	100,763	(370,594)	(269,831)
Deposits and borrowings	1,268	(7,327)	(6,059)
Mandatorily redeemable capital stock	(8)	(14)	(22)

Total interest expense	57,564	(653,148)	(595,584)

Changes in Net Interest Income	$35,485	$(17,116)	$18,369

	For the nine months ended
	September 30, 2020 vs. September 30, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$296,436	$(1,309,024)	$(1,012,588)
Interest bearing deposits and others	4,910	(4,894)	16
Federal funds sold and other overnight funds	(64,940)	(202,971)	(267,911)
Investments
Trading securities	84,656	(55,813)	28,843
Mortgage-backed securities
Fixed	31,595	(18,764)	12,831
Floating	(32,973)	(65,626)	(98,599)
State and local housing finance agency obligations	(929)	(12,505)	(13,434)
Mortgage loans held-for-portfolio	4,810	(8,794)	(3,984)
Loans to other FHLBanks	(81)	(41)	(122)

Total interest income	323,484	(1,678,432)	(1,354,948)

Interest Expense
Consolidated obligation bonds
Fixed	54,842	(207,899)	(153,057)
Floating	(127,602)	(500,112)	(627,714)
Consolidated obligation discount notes	294,719	(913,761)	(619,042)
Deposits and borrowings	3,849	(18,947)	(15,098)
Mandatorily redeemable capital stock	(67)	(28)	(95)

Total interest expense	225,741	(1,640,747)	(1,415,006)

Changes in Net Interest Income	$97,743	$(37,685)	$60,058

Interest Income

Interest income from advances is our principal source of interest income. We also earn interest income from investments in mortgage-backed securities and mortgage loans, liquidity portfolios of U.S. Treasury securities, federal funds and repurchase agreements also held for liquidity. Changes in both interest rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods compared to the prior year periods.

Reported interest income includes the impact of ASC 815 qualifying hedges. Although, the fair value impact of hedging (fair value of hedged items minus the fair value of hedging derivatives) has not been significant, a reflection of highly-effective hedging relationships, swap interest settlements (interest accruals) have been significant and have fluctuated in the volatile interest rate environment.

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6:	Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Interest Income
Advances	$193,003	$599,554	(67.81)%	$983,798	$1,996,386	(50.72)%
Interest-bearing deposits	581	1,856	(68.70)	3,190	3,174	0.50
Securities purchased under agreements to resell	957	55,340	(98.27)	27,657	137,582	(79.90)
Federal funds sold	2,082	60,073	(96.53)	32,743	190,729	(82.83)
Trading securities	48,708	57,944	(15.94)	174,589	145,746	19.79
Mortgage-backed securities
Fixed	78,177	80,288	(2.63)	241,581	228,750	5.61
Floating	7,449	43,364	(82.82)	48,743	147,342	(66.92)
State and local housing finance agency obligations	2,419	8,283	(70.80)	13,041	26,475	(50.74)
Mortgage loans held-for-portfolio	21,336	25,224	(15.41)	71,694	75,678	(5.26)
Loans to other FHLBanks	-	1	(100.00)	33	155	(78.71)

Total interest income	$354,712	$931,927	(61.94)%	$1,597,069	$2,952,017	(45.90)%

Interest Income — 2020 Periods Vs. 2019 Periods

During the third quarter of 2020, conditions in the financial markets remained stressed, albeit not as volatile as was the case in March 2020 and early second quarter. The Federal Open Market Committee (FOMC) acted twice in March to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity. In subsequent meetings through the third quarter of 2020, the FOMC has maintained its target rates as unchanged.

Interest income in the current year third quarter was $354.7 million, which declined by $577.2 million, or 61.9% compared to the same period in the prior year. To provide context, interest expense declined by 77.4% year-over-year in the quarterly period. Changes in interest income and interest expense were in line with the steep decline in interest rates.

Interest revenues earned from higher balance sheet earning assets, primarily volume of advance business contributed a favorable increase of $93.0 million, offset entirely by yield (rate) related decline of $670.3 million. In successive 2020 quarters, we have reported declining revenues; first quarter was $740.1 million; second quarter was $502.3 million; and the current quarter (third quarter) reported $354.7 million.

Interest revenue decline was in line with lower yields earned in very low interest rate environment in the periods after FOMC rate actions. Aggregate yield earned in the 2020 current year third quarter was 90 basis points, compared to 261 basis points in the same period in the prior year. In successive 2020 quarters, earned yields have declined, 116 basis points in the second quarter and 190 basis points in the first quarter, illustrating the dramatic and rapid decline in rates due to the Federal Reserve’s accommodative fiscal relief measures.

On a year-to-date basis, interest income was $1.6 billion, a decline of $1.4 billion, or 45.9% compared to the same period in the prior year (Interest expense declined by 67.8% year-over-year in the same period).

Interest revenues earned from higher balance sheet earning assets in the current year, due primarily to the volume of advance business, contributed to a favorable increase of $323.5 million, offset entirely by yield (rate) decline of $1.7 billion.

Our interest revenues are generated from an asset mix of longer term assets, such as fixed-rate advances, long-term fixed- and floating-rate investments, long-term 15-year and 30-year mortgage loans, and revenues generated from portfolios of overnight and short-term assets. The overnight, short-term assets and floating-rate investments in particular are sensitive to changes in market yields, and such assets have rapidly repriced to lower market yields in the 2020 quarters, including the third quarter. The more significant revenue categories are discussed below.

Advance — Interest income from advances declined by 67.8% in the 2020 third quarter, compared to the same period in the prior year. The favorable impact of higher transaction volume in the 2020 period was offset by significant decline in interest income due to very low market yields. Transaction volume of advances, as measured by quarterly average balances, was $110.4 billion in the 2020 third quarter, up from $90.4 billion in the prior year third quarter. Average advance balance sheet volume in the first two quarters in 2020 was $125.3 billion in the second quarter and $102.8 billion in the first quarter.

Declining market yields impacted earnings from overnight advances, short-term advances and variable-rate advances that reset to lower rates. Total advances yielded 70 basis points in the 2020 third quarter, down from 263 basis points in the 2019 third quarter. Yield has declined through the quarters in 2020: 105 basis points in the 2020 second quarter, down from 182 basis points in the first quarter, driven by coupons resetting to lower rates along a declining advance yield curve. In addition, declining benchmark rates (LIBOR, SOFR and FF-OIS) caused swap interest settlement cash flows to become negative, which reduced interest income from hedged advances.

Swap interest settlements on swaps hedging fixed-rate advances recorded a net loss of $125.9 million in the 2020 third quarter, compared to a net positive contribution of $37.7 million in the 2019 third quarter. Interest settlement losses have increased through the quarters in 2020; losses of $100.6 million and $15.8 million were recorded in the second and first quarter. In a fair value hedge of advances, we pay to swap counterparties fixed-rate coupons and in exchange we receive declining floating-rate cash flows. The fair value component of ASC 815 hedging that impacted earnings was not material in the third quarters of 2020 and 2019.

On a year-to-date basis, interest income from advances declined by 50.7%. Volume, as measured by average balances, was up in the current year period. Volume-related increases in interest revenues were offset by rate-related decline in interest revenues. Average transaction volume of advance business was $112.8 billion at an aggregate yield of 116 basis points in the 2020 period, compared to average advance balance of $96.3 billion at a yield of 277 basis points in the 2019.

Liquidity investments — Interest income from overnight invested funds, specifically repurchase agreements declined due to lower invested balances and sharp declines in market yields in the current year third quarter and year-to-date period compared to the same periods in 2019. Investments in federal funds and repurchase agreements yielded 10 basis points in aggregate in the current year third quarter. Interest income from fixed-rate U.S. Treasury securities was $48.7 million in the current year third quarter, down from $57.9 million in the same period in 2019 despite higher average invested balances; the lower revenues reflecting lower yields on new acquisitions.

On a year-to-date basis, interest income earned from overnight investments in the 2020 period was lower relative to the same period in 2019. Interest income earned from U.S. Treasury securities was higher and the prime driver was higher invested balances although yields in the current year period were lower than in the prior year period. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives; securities were not acquired for speculative purpose. Market value gains and losses and realized gains and losses on sale are recorded in Other income (below the margin).

Mortgage-backed-securities — By policy, no floating-rate LIBOR-indexed MBS are being acquired, a decision driven by our goal to reduce our inventory of LIBOR-indexed instruments. Interest income from floating-rate MBS has declined year-over-year for the periods in this report in line with falling rates and declining inventory.

We have focused our acquisition efforts on acquiring fixed-rate MBS. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $11.3 billion in the 2020 third quarter and year-to-date period; in the prior year, balances were $10.4 billion in the third quarter and $9.8 billion in the year-to-date period. Investment opportunities remain limited given our price/return targets. Interest income from fixed-rate MBS was a little lower in the 2020 third quarter compared to the same quarter in the prior year. Volume related increase was $6.4 million. Rate related decline was $8.5 million, for a net decline of $2.1 million in revenues from fixed-rate MBS year-over-year in the quarterly period. On a year-to-date basis, interest income from fixed-rate MBS increased relative to the same period in the prior year due to increase in invested balances.

The ASC 815 hedging impact of fixed rate, prepayable CMBS was not material. The hedging strategy synthetically converts fixed-rate yields to benchmark-indexed variable yields.

Mortgage-loans held-for-portfolio — Interest income from mortgage loans (MPF) was $21.3 million in the 2020 third quarter, compared to $25.2 million in the same period in the prior year. Investment volume has remained relatively flat, with acquisitions a little ahead of paydowns. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $3.1 billion, yielding 273 basis points in the 2020 third quarter, compared to 332 basis points in the same period in 2019. In the declining interest rate environment, we are observing elevated levels of prepayments, causing accelerated amortization of premiums, specifically 20-year and 30-year high-balance mortgage loans. Net amortization expense was $3.8 million in the 2020 third quarter, compared to net amortization of $1.6 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment

On a year-to-date basis, interest revenue was $71.7 million in the 2020 period yielding 302 basis points, compared to $75.7 million in the 2019 period yielding 341 basis points. Net amortization expense was $8.9 million in the 2020 year-to-date period, compared to net amortization of $4.2 million in the same period in the prior year.

For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Impact of hedging on Interest income from advances — 2020 periods Vs. 2019 periods

Declining interest rates unfavorably impacted hedging effects of ASC 815 hedges in the 2020 periods, primarily due to unfavorable interest settlements in the periods. The fair value hedging impact was not material. Our interest-rate hedging strategies have generally remained unchanged.

We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, indexed primarily to LIBOR, or OIS Fed funds and OIS SOFR. In the periods in this report, hedging relationships including those in economic hedges achieved desired cash flow patterns and met our interest rate risk management practice of synthetically converting much of our fixed-rate interest exposures to the adopted benchmark. See Table below for more information.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 9.7:	Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Advance interest income
Advance interest income before adjustment for interest rate swaps	$318,248	$561,911	$1,228,177	$1,832,762
Fair value hedging effects	856	(43)	(1,695)	727
Amortization of basis	(180)	(14)	(402)	(42)
Interest rate swap accruals	(125,921)	37,700	(242,282)	162,939
Total advance interest income reported	$193,003	$599,554	$983,798	$1,996,386

Interest Expense

Our primary source of funding is the issuance of Consolidated obligation bonds and discount notes to investors in the global debt markets through the Office of Finance, the FHLBank’s fiscal agent. Consolidated obligation bonds are generally medium- and long-term bonds, while discount notes are short-term instruments. To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, we have used fixed-rate callable and non-callable CO bonds to fund mortgage-related assets and advances. CO discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.

Changes in bond market rates, changes in intermediation volume (average interest-costing liabilities and interest earning assets), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies are the primary factors that drive period-over-period changes in interest expense.

While LIBOR is currently our primary benchmark rate for hedging under ASC 815, we are transitioning away from LIBOR to the OIS/SOFR benchmark in line with an industry-wide transition effort. Our adopted hedging benchmarks are OIS/SOFR, LIBOR and OIS/FF.

For ASC 815 qualifying hedges of debt, swap interest settlements and fair value gains and losses are recorded in interest expense together with the interest expense accrued on the hedged CO debt.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8:	Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2020	2019	Change	2020	2019	Change
Interest Expense
Consolidated obligations bonds
Fixed	$94,992	$171,113	(44.49)%	$372,054	$525,111	(29.15)%
Floating	15,074	258,625	(94.17)	271,495	899,209	(69.81)
Consolidated obligations discount notes	63,582	333,413	(80.93)	386,392	1,005,434	(61.57)
Deposits	208	6,053	(96.56)	3,582	17,994	(80.09)
Mandatorily redeemable capital stock	65	87	(25.29)	200	295	(32.20)
Cash collateral held and other borrowings	28	242	(88.43)	102	788	(87.06)

Total interest expense	$173,949	$769,533	(77.40)%	$1,033,825	$2,448,831	(57.78)%

Interest Expense — 2020 Periods Vs. 2019 Periods

Interest expense in the current year third quarter was $173.9 million, a decline of $595.6 million or 77.4% compared to the prior year period (Interest income declined by 61.9% year-over-year in the same quarterly period); the decline was in parallel with the significant decline in yields in the financial markets. Attribution of funding expense changes year-over-year third quarter was increase of $57.6 million due to funding volume increase in line with higher balance sheet assets in the 2020 period, entirely offset by decline in funding expense of $653.1 million due to lower costing yields. On a year-to-date basis, interest expense in the current year-to-date period was $1.0 billion, a decline of $1.4 billion or 57.8% compared to the same period in the prior year. Rate-related decline in interest expenses was the predominant factor for the change in the year-over-year periods.

In March 2020, the Federal Open Market Committee acted twice to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.0% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity. In subsequent meetings through the third quarter of 2020, the FOMC has maintained its target rates as unchanged.

Funding the substantial increase in member borrowings has largely been accommodated by the issuances of CO discount notes, which have maturities up to a year and are issued as a zero-coupon instrument. Discount notes sell at less than their face amount and are redeemed at par value when they mature. Fixed-rate bullet CO bonds, fixed-rate callable CO bonds and floating-rate CO bonds are also utilized in our funding strategies.

In response to very significant changes in the financial markets, we made several tactical changes in funding strategies beginning with the COVID-19 market disruption at the end of the first quarter of 2020 and continuing through the 2020 third quarter.

One key decision was to change the funding mix to a greater utilization of CO discount notes. With the onset of COVID-19 driven debt market volatility, investor appetite was very favorable for high-quality liquid assets, such as FHLBank CO discount notes. Additionally, institutional investors appear to have excess cash and willingness to strengthen their balance sheet liquidity and earn a safe return. Our response to the new realities in the financial markets was to align our debt issuances to investor demand for FHLBank CO discount notes. The shift to the greater use of discount notes is well illustrated by comparing utilization of discount notes (as calculated by average balances) through each of the three quarters in 2020 and comparing to the utilization in the prior year third quarter. In the first quarter of 2020, discount notes funded 40.5% of earning-assets, 51.6% in the second quarter and 53.1% in the third quarter. In the prior year third quarter, the utilization was 41.6%. Our discount note funding cost has also benefited in the continued low interest rate environment for high-credit quality short-term debt. Costing yields on CO discount notes in 2020 were 30 basis points in the third quarter, 43 basis points in second quarter and 144 basis points in the first quarter. In the prior year third quarter, discount note costing yield was 225 basis points.

Floating-rate CO bonds have also repriced at short intervals along a declining yield curve to lower costing yields. Usage year-over-year has declined significantly as we have opted to shift to the use of discount notes whenever the funding strategy met our maturity/repricing profile. Floating-rate costing yield was 19 basis points in the 2020 third quarter compared to 227 basis points in the prior year third quarter.

Fixed-rate CO bond costing yields have also declined driven by debt that matured and replaced by lower costing debt in the low interest rate environment. Usage of fixed-rate CO bonds has increased a little in the 2020 third quarter compared to the same period in the prior year. Costing yield was 118 basis points in 2020 third quarter, compared to 234 basis points in the prior year third quarter.

Year-to-date debt expense has declined for all categories of debt driven in parallel with very low rates in 2020, and the shift to greater use of discount notes, which replaced maturing floating-rate CO bonds.

We have made other tactical changes to our asset/liability postures to stay nimble, including increased execution of interest-rate swaps to protect our spreads and margins. We adjusted our liabilities that were also indexed to those indices, executing basis swaps to optimize the management of such changes. Our debt repricing strategies are significantly impacted by our interest rate hedging strategies. Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/SOFR as the alternative hedging benchmarks. See Table below and discussions thereto for an understanding of the hedging impact under ASC 815 qualifying hedges.

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

Hedging impact on interest expense was primarily driven by interest settlements. The impact of fair value changes of hedged debt minus fair value changes of the hedging derivative was not material an affirmation that our ASC 815 hedges were highly effective.

Declining interest rates in the 2020 periods favorably impacted net interest settlements on fair value hedges, which are determined by benchmark-indexed payments to swap counterparties in exchange for receipt of fixed-rate cash from counterparties. When the interest rate environment is low, as in the current year periods, cash flows paid would be generally lower than the fixed cash flows received, and that impact of interest settlements has been significant from time to time. The impact of changes in fair values have not been material.

The impact of hedging debt — fair value gains and losses and interest settlements — recorded a net gain of $11.3 million (hedging adjustments that reduced interest expense) in the 2020 third quarter compared to a net gain of $1.4 million in the same period in the prior year. Interest settlements were the primary components of gains and losses. The hedging impact due to fair values of the hedged debt minus the fair values of derivatives was not material, an indication of the highly-effective nature of the hedge relationships. On a year-to-date basis, ASC 815 hedging recorded a net gain of $65.8 million in the 2020 period, compared to a loss of $10.8 million in the prior year period, primarily resulting from swap interest settlements. ASC 815 fair value hedging impact on CO debt expense due to changes in fair values of hedged CO bonds and CO discount notes minus hedging instruments was not material in the year-to-date period.

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 9.9:	Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bonds and discount notes - interest expense
Bonds - interest expense before adjustment for swaps	$136,293	$433,622	$726,696	$1,415,632
Discount notes - interest expense before adjustment for swaps	48,621	330,946	369,020	1,003,345
Fair value hedging effect on CO bonds	1,137	(515)	1,108	2,529
Fair value hedging effect on discount notes	2	(1)	(558)	(223)
Amortization of basis adjustments on CO bonds	(1,371)	(1,453)	(4,538)	(4,352)
Amortization of basis adjustments on discount notes	56	195	238	195
Net interest adjustment for swaps hedging CO bonds	(25,994)	(1,916)	(79,717)	10,512
Net interest adjustment for swaps hedging discount notes	14,904	2,273	17,692	2,116
Total bonds and discount notes - interest expense	$173,648	$763,151	$1,029,941	$2,429,754

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

Note 8 Held-To-Maturity Securities.

Note 9 Advances.

Note 10 Mortgage Loans Held-for-Portfolio.

Note 19 Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 did not have a material impact on our financial condition or cash flows. In the 2020 third quarter, we recorded a total provision of $2.5 million under the CECL guidance, primarily against our mortgage-loan portfolio. In the prior year third quarter, a de minimis provision of $0.1 million was recorded based on pre-CECL policies. On a year-to-date basis, we recorded a net provision of $5.7 million in 2020, compared to a net reversal of $0.2 million in the same period in the prior year.

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.10:	Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Other income (loss):
Service fees and other (a)	$4,133	$4,665	$13,373	$13,739
Instruments held under the fair value option gains (losses) (b)	7,107	(694)	(4,283)	(3,518)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	-	(256)	-	(640)
Derivative gains (losses) (c)	10,849	(4,269)	(157,242)	(55,618)
Trading securities gains (losses) (d)	(39,693)	(4,000)	116,182	46,994
Equity investments gains (losses) (e)	3,096	381	2,374	6,745
Litigation settlement	225	-	225	-
Total other income (loss)	$(14,283)	$(4,173)	$(29,371)	$7,702

(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Fee income earned on financial letters of credit were $4.6 million in the third quarter of the current year compared to $4.4 million in the same period in the prior year. On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $14.4 million in the current year, compared to $13.1 million in the same period in the prior year. Letters of credit are primarily issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. De minimis amounts of associated fee expenses were included in reported revenues.
(b)	Fair value gains in the 2020 third quarter are changes in fair values of CO debt elected under the FVO, primarily CO discount notes; gains and losses are a factor of the CO discounting curve at period-end dates and the volume of instruments outstanding. Discount notes elected under the FVO was $12.8 billion at September 30, 2020 compared to $0 at September 30, 2019 and $2.2 billion at December 31, 2019. Fluctuations in fair value gains and losses are reflective of the short-term nature of discount notes as gains and losses in one period are expected to reverse in subsequent periods when the instruments mature. Fair values of debt instruments record losses when the forward discounting yield curve declines. Fair values are the full fair values of the debt instruments, including unaccreted discount and unpaid interest. Year-to-date change in the current year compared to the prior year was not material.
(c)	See Table 9.12. Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	Net gains (losses) on Trading securities — The loss in the 2020 third quarter represents decline in market values on $12.6 billion of U.S. Treasury securities outstanding at September 30, 2020, compared to a net loss of $4.0 million for the same period in the prior year. The losses are unrealized and valuation declines were driven by lower market pricing. The year-to-date net gain of $116.2 million in 2020 includes realized gains of $38.3 million recorded in the 2020 first two quarters. We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held for liquidity in compliance with FHFA regulatory requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities.
(e)	Fair value gains (losses) on Equity Investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.11:	Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$(39,693)	$(4,000)	$77,883	$46,684
Net realized gains (losses) on trading securities sold/matured during the period	-	-	38,299	310
Net gains (losses) on trading securities	$(39,693)	$(4,000)	$116,182	$46,994

(a)	Securities classified as trading are held for liquidity objectives and carried at fair values. We record changes in fair values of the securities together with realized gains (losses) in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments.

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.12:	Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$40,746	$(3,551)	$(103,328)	$(56,957)
Caps or floors	(38)	(410)	(33)	(630)
Mortgage delivery commitments	535	32	1,654	532
Swaps economically hedging instruments designated under FVO (b)	(13,861)	(717)	10,229	1,970
Accrued interest on derivatives in economic hedging relationships (c)	(16,572)	377	(66,094)	(533)
Net gains (losses) related to derivatives not designated as
hedging instruments	$10,810	$(4,269)	$(157,572)	$(55,618)
Price alignment interest paid on variation margin	39	-	330	-
Net gains (losses) on derivatives and hedging activities	$10,849	$(4,269)	$(157,242)	$(55,618)

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

(a)	Primary drivers were (1) interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded derivative fair value gains of $43.4 million in the current year third quarter, compared to derivative fair value losses of $4.6 million in the same period last year; the swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes. (2) Interest rate swaps in economic hedges of advances and debt, primarily basis swaps recorded net fair value losses $2.6 million in the 2020 third quarter, compared to net gains of $1.0 million in the same period last year.

In the year-to-date period ended September 30, derivatives fair values in economic hedges of U.S. Treasury securities recorded net losses $120.4 million and $57.9 million in the 2020 and 2019 periods. Derivative fair values of swaps hedging advances and debt, primarily basis swaps, recorded a net gain of $17.2 million and $0.8 million in the 2020 and 2019 periods.

For context also see fair value gains of fixed-rate U.S. Treasury securities in the Bank’s liquidity trading portfolio in Table 9.11 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income and Note 5. Trading Securities.

(b)	Represents derivative fair value of interest rate swaps hedging fixed-rate debt elected under the FVO.

(c)	Represents impact to earnings of net interest settlements recorded in Other Income (Loss). Net interest settlements are the interest accruals on swaps in economic hedges and are recorded in Other Income (Loss).

Operating Expenses, Compensation and Benefits, and Other Expenses — 2020 Periods Vs. 2019 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.13:	Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2020	Percentage of Total	2019	Percentage of Total
Operating Expenses (a)
Occupancy	$2,345	13.76%	$2,211	12.89%
Depreciation and leasehold amortization	2,669	15.67	2,230	13.00
All others (b)	12,023	70.57	12,710	74.11
Total Operating Expenses	$17,037	100.00%	$17,151	100.00%

Total Compensation and Benefits (c)	$22,957		$21,870
Finance Agency and Office of Finance (d)	$4,850		$3,997
Other expenses (e)	$6,654		$2,379

	Nine months ended September 30,
	2020	Percentage of Total	2019	Percentage of Total
Operating Expenses (a)
Occupancy	$6,777	13.94%	$6,156	13.54%
Depreciation and leasehold amortization	7,946	16.35	6,344	13.96
All others (b)	33,879	69.71	32,952	72.50
Total Operating Expenses	$48,602	100.00%	$45,452	100.00%

Total Compensation and Benefits (c)	$68,599		$63,770
Finance Agency and Office of Finance (d)	$13,894		$12,138
Other expenses (e)	$15,024		$7,062

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.
(c)	Compensation expense increased driven by staff additions in support of our long-term technology enhancement effort.
(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(e)	The category Other expenses included $4.3 million in the 2020 third quarter and $8.0 million in the year-to-date period that were disbursed to assist small businesses impacted by COVID-19 pandemic; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2020 Periods Vs. 2019 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 20, 2020.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1:	Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$159,464	$164,262	$153,894	$161,718
Additions from current period's assessments	11,251	11,278	38,225	38,292
Net disbursements for grants and programs	(12,363)	(15,016)	(33,767)	(39,486)
Ending balance	$158,352	$160,524	$158,352	$160,524

AHP assessments allocated from net income totaled $11.3 million for both the current quarter and prior year quarter. On a year-to-date basis, AHP assessments allocated from net income totaled $38.2 million for the current period, compared to $38.3 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), launched the Supplement to the 2006 ISDA Definitions (“Supplement”) and the ISDA 2020 IBOR Fallbacks Protocol (“Protocol”). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivatives transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBORs, including US Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both an FHLBank and its relevant counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

The Bank has adhered to the Protocol and will work with its counterparties, as necessary, to address its over-the-counter derivative agreements referencing US Dollar LIBOR as a part of its LIBOR Transition efforts. At this time, the Bank does not expect the Protocol to have a material impact on the results of its operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Federal Housing Finance Agency (Finance Agency) (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules) which, among other changes: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate; and (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule to amend the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

On September 22, 2020, the CFTC issued a proposed rule to amend the CFTC Margin Rules which would permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for initial and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. Separately, on September 23, 2020, the CFTC issued a proposed rule to address concerns by covered entities related to determining IM compliance across different regulators and jurisdictions. The CFTC’s proposed rule would, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the existing requirement which requires the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. The proposed change aligns with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commission.

The Bank does not expect these final or proposed rules, if adopted as proposed, to have a material effect on its financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect. The Bank has been accepting such loans as collateral.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.

-	Additional federal unemployment funds expired July 31, 2020.

-	Statutory eviction freeze for federally-backed properties expired July 25, 2020.

-	Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on August 27, 2020 to until “at least” December 31, 2020.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2019 based on an anticipated market condition for 2020 which did not take into account the COVID-19 pandemic and the resulting low interest rates. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of September 30, 2020 for completeness and comparative purposes, and currently investigating model and scenario changes to take account of the existing low rate environment and potential for negative rates. The current risk limits are as follows:

•	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was revised in late 2019 for 2020 and made consistent with expected market conditions for the year. This metric gauges the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
•	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2020	-0.64	1.03	0.49	0.03
June 30, 2020	-1.86	0.24	-0.08	0.49
March 31, 2020	-3.18	-0.12	-0.91	-0.17
December 31, 2019	-0.87	0.12	-2.11	0.37
September 30, 2019	0.06	1.64	0.88	0.72

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

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We analyze open key rate duration exposure across maturity buckets while also performing a more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. We observe the differences over various horizons, and have set a 10 percent limit on asset on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
September 30, 2020	$5.826 Billion
June 30, 2020	$5.589 Billion
March 31, 2020	$6.299 Billion
December 31, 2019	$5.936 Billion
September 30, 2019	$5.632 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was technically breached at March 31, 2020 due to significant dislocation of rates and spreads as of the end of March 2020. The sensitivity analysis assumes that rates/spreads as of the end of March 2020 are held unchanged for the remainder of the year, and, as a consequence, the model generates significantly higher net interest income for the Bank. When spread relationships were normalized in the current low rate environment and for September 30, 2020, this limit was within threshold. The existing measure is subject to significant model limitations due to the assumption of floored rate levels against an already low rate environment. The Bank is further refining the model in future periods to be more meaningful in light of current market conditions.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
September 30, 2020	N/A	-4.36%	3.27%
June 30, 2020	N/A	-23.83%	-1.62%
March 31, 2020	N/A	-47.79%	12.14%
December 31, 2019	-32.91%	-5.55%	6.96%
September 30, 2019	-31.16%	-3.05%	2.72%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of September 30, 2020 for completeness and comparative purposes, and currently investigating model and scenario changes to take account of the existing low rate environment and potential for negative rates. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
September 30, 2020	1.95%	1.27%	1.24%
June 30, 2020	2.47%	1.76%	2.05%
March 31, 2020	2.89%	1.32%	3.60%
December 31, 2019	-1.93%	-1.60%	0.19%
September 30, 2019	-0.55%	-0.63%	-0.95%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2020 and December 31, 2019 (in millions):

	Interest Rate Sensitivity
	September 30, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$13,821	$424	$744	$357	$1,066
MBS investments	5,520	597	1,864	1,676	6,063
Swaps hedging MBS	973	-	-	-	(973)
Adjustable-rate loans and advances	26,244	-	-	-	-
Net investments, adjustable rate loans and advances	46,558	1,021	2,608	2,033	6,156

Liquidity trading portfolio	4,117	6,894	1,456	-	-
Swaps hedging investments	8,319	(6,864)	(1,455)	-	-
Net liquidity trading portfolio	12,436	30	1	-	-

Fixed-rate loans and advances	37,393	6,819	14,727	8,277	11,157
Swaps hedging fixed-rate advances	37,514	(6,250)	(12,712)	(7,439)	(11,113)
Net fixed-rate loans and advances	74,907	569	2,015	838	44

Total interest-earning assets	$133,901	$1,620	$4,624	$2,871	$6,200

Interest-bearing liabilities:
Deposits	$1,737	$-	$-	$-	$-

Discount notes	69,203	499	-	-	-
Swapped hedging discount notes	(1,537)	(269)	198	209	1,399
Net discount notes	67,666	230	198	209	1,399

Consolidated Obligation Bonds
FHLBank bonds	34,004	18,270	11,182	2,367	5,349
Swaps hedging bonds	24,861	(17,073)	(6,585)	(528)	(675)
Net FHLBank bonds	58,865	1,197	4,597	1,839	4,674

Total interest-bearing liabilities	$128,268	$1,427	$4,795	$2,048	$6,073
Post hedge gaps (a):
Periodic gap	$5,633	$193	$(171)	$823	$127
Cumulative gaps	$5,633	$5,826	$5,655	$6,478	$6,605

	Interest Rate Sensitivity
	December 31, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$25,527	$234	$646	$472	$1,639
MBS investments	5,781	943	2,167	1,657	6,142
Swaps hedging MBS	532	-	-	-	(532)
Adjustable-rate loans and advances	16,368	-	-	-	-
Net investments, adjustable rate loans and advances	48,208	1,177	2,813	2,129	7,249

Liquidity trading portfolio	2,446	3,708	9,109	2	-
Swaps hedging investments	12,780	(3,710)	(9,070)	-	-
Net liquidity trading portfolio	15,226	(2)	39	2	-

Fixed-rate loans and advances	49,892	4,502	14,493	5,557	9,584
Swaps hedging fixed-rate advances	31,083	(4,008)	(12,966)	(4,566)	(9,543)
Net fixed-rate loans and advances	80,975	494	1,527	991	41

Total interest-earning assets	$144,409	$1,669	$4,379	$3,122	$7,290

Interest-bearing liabilities:
Deposits	$1,155	$5	$-	$-	$-

Discount notes	73,942	-	-	-	-
Swapped hedging discount notes	(2,664)	525	531	90	1,518
Net discount notes	71,278	525	531	90	1,518

Consolidated Obligation Bonds
FHLBank bonds	57,598	6,463	6,518	2,424	5,320
Swaps hedging bonds	8,601	(5,483)	(2,305)	(88)	(725)
Net FHLBank bonds	66,199	980	4,213	2,336	4,595

Total interest-bearing liabilities	$138,632	$1,510	$4,744	$2,426	$6,113
Post hedge gaps (a):
Periodic gap	$5,777	$159	$(365)	$696	$1,177
Cumulative gaps	$5,777	$5,936	$5,571	$6,267	$7,444

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2020. Based on this evaluation, they concluded that as of September 30, 2020, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In particular, the current COVID-19 pandemic has disrupted the credit markets in which the Bank operates, and the volatility in interest rates has affected the fair values of the Bank’s assets, liabilities and valuation of collateral. In the quarterly periods through the third quarter of 2020 the Bank has reported relatively stable member demand for advances and reported steady net income and net interest income. However, we cannot forecast with any certainty that earnings would not be negatively impacted by a prolonged continuation of COVID-19 pandemic. Market volatility and economic stress during a prolonged COVID-19 may also adversely affect the Bank’s access to the debt markets, and possibly affect the Bank’s liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibit

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K	9/2/2020
31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 12, 2020