Form 10-K
period 2020-12-31
Federal Home Loan Bank of New York
filed 2021-03-19
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2020, the aggregate par value of the common stock held by members of the registrant was approximately $6,334,135,100. At February 28, 2021, 53,093,420 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2020 Annual Report on Form 10-K

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

All federally insured depository institutions, federally insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Five CDFIs were members of the FHLBNY at December 31, 2020.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see financial statements, Note 20.  Related Party Transactions and Item 13.  Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

Our primary business is making collateralized loans or advances to members and is also the principal factor that impacts our financial condition.  We also serve the public through our mortgage programs, which enable our members to liquefy certain mortgage loans by selling them to the Bank.  We also provide members with such correspondent services as safekeeping, wire transfers, depository, and settlement services.  Non-members that have acquired members have access to these services up to the time that their advances outstanding prepay or mature.

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

The FHLBNY is supervised by the Federal Housing Finance Agency (FHFA or the Finance Agency), the independent Federal regulator of the FHLBanks, the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae).  The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 330 members at December 31, 2020 and 328 at December 31, 2019.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2020	111	68	104	42	5	330

December 31, 2019	121	71	100	31	5	328

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

Products and Services

Introduction — Advances to members are the primary focus of our operations and are also the principal factor that impacts our financial condition.  Revenues from advances to members are the largest and the most significant element in our operating results.  Providing advances to members, supporting the products, and associated collateral and credit operations, and funding and swapping the funds are the focus of our operations.

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all such sources, and other incidental income and expenses were not material in the periods in this report.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 10.  Mortgage Loans Held-for-Portfolio.  We do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $92.0 million in 2020, $101.2 million in 2019 and $97.5 million in 2018.  Relative to interest income from advances, revenues from mortgage loans have not been a significant source of interest income.

Advances

We offer a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk, and serve their communities. Our primary business is making secured loans, called advances, to members. These advances are available as short- and long-term loans with adjustable, variable, and fixed-rate features (including option-embedded and amortizing advances).

Advances to members, including former members, constituted 67.2% and 62.1% of our total assets of $137.0 billion and $162.1 billion at December 31, 2020 and 2019.  In terms of revenues, interest income derived from advances were $1.2 billion, $2.5 billion, and $2.5 billion, representing 60.3%, 66.8%, and 70.3% of total interest income in 2020, 2019 and 2018. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

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

After several years of research and development, we introduced a new AMA investment program called Mortgage Asset Program sm (MAP) in the fourth quarter of 2020. MAP purchases will be investment grade, conforming one-to-four family or government insured long-term, fix-rate home mortgages. MAP, like MPF, is structured to provide secondary mortgage market liquidity to the selling member, the participating financial institution (PFI).

MAP will be fully rolled out in late March 2021 and we will stop purchasing MPF loans. Legacy MPF loans will remain on the FHLBNY’s balance sheet and will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider.

Income from both MPF and MAP are derived primarily from the difference, or spread, between the yield on the purchased mortgage loans and the borrowing cost of Consolidated Obligations.

Under MAP, the PFI’s credit enhancement is created by the FHLBNY through the establishment of an individual or, in certain cases as pooled, member performance account (MPA).  The FHLBNY sets aside funds in the MPA account; funds are unsecured for the PFI and serves as the selling member’s credit enhancement for future credit losses experienced on that MAP loan pool.  This first loss credit enhancement provided by the member, or a group of members through pool aggregation, brings the FHLBNY purchased loans to at least investment grade at the time of sale.  We offer pool aggregation under MAP to reduce the credit enhancement cost to small and mid-sized PFIs when they sell mortgages into combined pools.  These credit enhancements apply after a homeowner’s equity, and if applicable, private mortgage insurance has first been exhausted. For FHA and other government insured home mortgages that we purchase under MAP, we do not establish an additional MPA credit enhancement because the credit risk is insured by the United States government.

We do not service the mortgage loans we purchase under MPF and MAP.  PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an FHLBNY approved servicer.  We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights. We closely monitor the servicers because we are exposed to credit and operational risk if they fail to properly perform.

Those PFIs that retain servicing rights receive a monthly servicing fee and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs’ performance.  The PFIs that retain servicing rights can sell those rights at a later date with our approval.  If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

The servicers are responsible for all aspects of servicing, including, among other responsibilities, the administration of any foreclosure and claims processes from the date we purchase the loan until the loan has been fully satisfied.  As the servicer progresses through the process from foreclosure to liquidation, the servicer remits the P&I collected from the borrower. On a small percentage of loans that are remittance type “schedule/schedule”, the servicer will advance P&I “on account” if P&I is not collected from the borrower. At foreclosure, any unpaid P&I and advances received are then settled.

It is the servicer’s responsibility to initiate claims for losses on the loans.  If a loss is expected, no claims are settled until the claim has been reviewed and approved by the FHLBNY.  Under MAP, the MPA first absorbs the credit loss after a homeowner’s equity, and if applicable, private mortgage insurance has first been exhausted. If the MPA has been depleted, based on our contractual arrangement, the FHLBNY takes the ultimate credit loss, and the servicer is reimbursed for an approved claim amount.

The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases.  Under its current housing goals regulation, the Finance Agency establishes low-income housing goals for the FHLBNY for conventional mortgages purchased through the AMA programs.  If we do not meet any affordable housing goals established by the Finance Agency, we may be required to submit a housing plan to the Finance Agency.

The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets. The main intent of that regulation is the purchase of assets for investment rather than for trading purposes. The FHLBNY’s present intent for MPF and MAP is to hold these investment in portfolio. However, the FHLBanks have the legal authority to sell Mortgage Partnership Finance loans and MAP pursuant to the granting of incidental powers in Section 12 of the FHLBank Act. Section 12(a) of the FHLBank Act specifically provides that each FHLBank shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally. General corporate law principles permit the sale of investments.

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

•	Affordable Housing Program (AHP). We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to support the creation and preservation of housing for lower income families and individuals through the Affordable Housing Program (AHP). The program is offered primarily in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, we require households to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. The Homebuyer Dream Program® (HDP) was established in 2019 to replace the First Home Clubsm (FHC), which is expected to sunset in 2021. The homeownership programs are to assist first time homebuyers with closing costs and/or down payment assistance. The HDP provides grant assistance up to $14,500 to eligible households through an annual round on a first come, first served basis. New homebuyers are eligible under the program to receive up to $500 to defray the cost of counseling provided by a nonprofit housing agency.

See financial statements, Note 13. Affordable Housing Program for assessments allocated from earnings for the periods in this report.

•	Other Mission — Related Activities. The Bank offers three distinct Community Lending Programs (CLP) that support our member’s community-oriented mortgage lending, which was established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meet the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), and Urban Development Advance (UDA). The CLP provides additional support to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP program requirements and are offered at reduced fees. Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of the Bank’s affordable housing and community economic development mission. In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and CLP are absorbed as general operating expenses and are not charged back to the AHP allocation set aside. The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP grants and advances offered under these programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain interest-bearing deposits and portfolios of short-term investments issued by highly-rated, high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, and we are a major lender in this market, particularly in the overnight market. We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2006, bonds issued by housing finance agencies, and Grantor Trust owned by the FHLBNY that invests in mutual funds. We have a liquidity trading portfolio invested primarily in highly-liquid U.S. Treasury securities to enhance our short-term liquidity positions. The trading portfolio is not for speculative purposes.

For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Trading Securities, Note 6. Equity Investments, Note 7. Available-for-Sale Securities, and Note 8. Held-To-Maturity Securities.  Also see Tables 4.1 through 4.9 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2020 and 2019, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $0.7 trillion and $1.0 trillion, including $126.6 billion and $152.2 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12.  Consolidated Obligations.  Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

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

The Office of Finance is mandated by the Finance Agency to ensure that Consolidated obligations are issued efficiently and at the lowest all-in cost of funds over time. If the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies, it may reject our issuance request, and the requests of other FHLBanks, to raise funds through the issuance of Consolidated obligations on particular terms and conditions.  We have never been denied access under this policy for all periods reported.  The Office of Finance serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the rating agencies with respect to the Consolidated obligations.

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

Deposits

The FHLBank Act allows us to accept deposits from its members, other FHLBanks and government instrumentalities.  For us, member deposits are also a source of funding, but we do not rely on member deposits to meet our funding requirements.  For members, deposits are a low risk earning asset that may satisfy their regulatory liquidity requirements.  We offer several types of deposit programs to our members, including demand and term deposits.

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

Bank capital stock cannot be publicly traded, and under the capital plan, may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Under the capital plan, a member’s capital stock will be redeemed by the Bank upon five years notice from the member, subject to certain conditions. In addition, we have the discretion to repurchase excess capital stock from members. Our current practice is to acquire excess activity-based capital stock daily.

For more information, see Table 7.1 Stockholders’ Capital in this MD&A, and Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the notes to the audited financial statements.

Retained Earnings and Dividends

The Bank’s Retained Earnings and Dividends policy (the “Policy”) is a Board approved policy, the objectives of which are to preserve the value of our members’ investment with us, and to provide members with a reasonable dividend. The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing. The Bank’s minimum level of retained earnings provides management with a high degree of confidence that estimable losses under simulated stressful conditions and scenarios will not impair paid-in capital, thereby preserving the par value of the stock. Additionally, Unrestricted Retained Earnings should be available to supplement dividends when earnings are low, or losses occur. Our ability to pay dividends and any other distributions may be affected by standards under the Policy.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $1,812 million for 2020 (including $743 million of Restricted retained earnings (RRE) allocated to Risk Bearing Capacity) and $1,760 million for 2019. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,135.3 million and $1,115.2 million at December 31, 2020 and 2019. Restricted Retained Earnings was $774.3 million and $685.8 million at the two dates. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $19.7 million and $47.8 million at December 31, 2020 and 2019. At December 31, 2020 and 2019, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Retained earnings, beginning of year	$1,801,034	$1,694,082	$1,546,282
Adjustments to opening balance (a)	14,431	-	4,924
Net Income for the year	442,385	472,588	560,478
	2,257,850	2,166,670	2,111,684
Dividends paid in the year (b)	(348,234)	(365,636)	(417,602)

Retained earnings, end of year	$1,909,616	$1,801,034	$1,694,082

(a)	Represents the effects of a cumulative catch up charge to opening balances with the adoption of ASU 2016-13 effective January 1, 2020, and a recovery in 2020 of prior capital distribution to FICO. For more information, see Statements of Capital in the Financial Statements.
(b)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are not accrued at quarter-end.

Competition

Demand for advances is affected by many factors including, but not exclusive to the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements, Federal Funds lines of credit, Federal Reserve Bank liquidity facilities, wholesale CD programs, and deposits through listing service.  Historically, members have grown their assets at a faster pace than retail deposits and capital resulting in the creation of a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, and firms capitalizing on wholesale funding platforms.  Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage and counterparties extend available maturities.

An emerging competitor is Deposits through Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick in the use of these wholesale deposits using this vehicle. The Federal Reserve funding programs are no longer a liquidity facility of “last resort” and has emerged as competition for our short-term advances. Repo and Federal Funds usage has been stable, though demand for certain members has both increased and decreased as a result of the various changes in the regulatory liquidity requirements and we expect this trend to extend as advances and brokered CDs continue to pressure market share.  Our larger members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe the competitive landscape will continue and will be reflected in the balances and market share.

In the debt markets, we compete for funds in the national and global debt markets.  Competitors include corporations, sovereigns, the U.S. Treasury, supranational entities, and Government Sponsored Enterprises including Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks (FFCB). Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank System debt.  Although the available supply of funds has historically kept pace with the liquidity needs of our members, there can be no assurance this will continue to be the case.

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

Oversight, Audits, and Examinations

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. An overview of our regulatory environment is discussed below.

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

For a discussion regarding the risks related to our regulatory environment, see the description of “Risk Factors — Regulatory Risks” in Part I, Section 1A of this Form 10-K, and for a discussion of recent regulatory developments that may impact the Bank, see “Management’s Discussion and Analysis — Legislative and Regulatory Developments” in Part II, Item 7 of this Form 10-K.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There were no shortfalls in 2020, 2019 and 2018.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in two locations. As of December 31, 2020, the Bank had 354 full-time and no part-time employees. As of December 31, 2020, approximately 41% of the Bank’s workforce were women, 59% men, 44% non-minority and 56% minority. Given the size of assets under management, the Bank’s workforce is lean, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 9.17 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop, engage and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects this objective through a combination of inclusion and development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

•	Cash compensation (i.e., base salary, and, for exempt employees, "variable" or "at risk" short-term incentive compensation)

•	Health Benefits – Healthcare insurance, Life and Accidental Death & Dismemberment insurance, Short-Term and Long-Term Disability benefits

•	Retirement Benefits – 401(k) retirement savings plans with employer match, and pension benefits

•	Wellness program – Fitness Reimbursement, Health Management and Employee Assistance Programs

•	Time away from work – including time off for vacation, personal, holiday, and volunteer opportunities

•	Culture – Culture and Activity Committees events, Diversity and Inclusion initiatives

•	Work/Life balance – parental leave, bereavement and jury duty

•	Development programs and training – Tuition Reimbursement Program, Corporate Toastmasters Club, Online Training Platform, Internal Educational and Development program, and Management Development Program

•	Management succession planning – the Bank’s board and leadership actively engage in management succession planning

The Bank’s Performance Management framework includes a mid-year checkpoint, as well as an annual performance review.  Overall annual ratings are calibrated and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. This includes having the Bank’s employees work remotely, while implementing additional safety measures for volunteer employees on-site.

Diversity and Inclusion Program

Diversity and Inclusion (“D&I”) is a strategic business priority for the Bank.  The Bank’s Head of Corporate Services/Director of Diversity & Inclusion is a Member of the Management Committee, reporting to the President and Chief Executive Officer and serves as a liaison to the Board of Directors.  The Bank recognizes that diversity increases capacity for innovation and creativity. Additionally, inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts.  The Bank operationalizes its commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and it reports regularly on its performance to management and the Board of Directors.  The Bank also offers a range of opportunities for its employees to connect and grow personally and professionally through the Office of Diversity and Inclusion Workplace Inclusion Team.  The Bank considers learning an important component of its D&I strategic plan and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management process.

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

Market and Economic Risks

Changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate could adversely affect FHLBNY’s business, financial condition, and results of operations. In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. The announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR will cease to be published or supported before or after 2021, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available.

In September 2019, the FHFA issued a supervisory letter (the Supervisory Letter) to the FHLBank and the Office of Finance relating to their planning for the LIBOR phase-out. Under the Supervisory Letter, with limited exceptions, FHLBanks, including the FHLBNY, should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021, and should, by June 30, 2020, no longer enter into any other new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021. As we align our business strategies to the Supervisory Letter, we may experience less flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for our advances, which may, in turn, negatively affect the future composition of our balance sheet, capital stock levels, core mission asset ratios, and net income. In addition, as we are generally not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, we will have to alter our hedging and interest-rate risk management strategies, which may have a negative effect on our financial condition and results of operations.

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA) published a Supplement to the 2006 ISDA Definitions (the Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (the Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. We adhered to the Protocol on October 22, 2020, and all of our counterparties have adhered to the Protocol. We also amended all outstanding bilateral over-the-counter derivative agreements referencing U.S. Dollar LIBOR with our members to adopt the Protocol.

In December 2020, ICE Benchmark Administration (IBA) published its consultation on its intention to cease the publication of: (i) one-week and two-month U.S. Dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021; and (ii) the remaining U.S. Dollar LIBOR settings (i.e., overnight and 1-, 3-, 6-, and 12-month) immediately following the LIBOR publication on June 30, 2023. The IBA consultation period ended on January 25, 2021.

On March 5, 2021, the FCA announced that certain LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (on, in the case of some more frequently used U.S. Dollar LIBOR settings, immediately after June 30, 2023). Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. On the same day, the IBA also published a summary of the feedback it received on its December 2020 consultation regarding its intention to cease publication of the LIBOR tenors.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. Dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. The FHLBanks, including the FHLBNY, have offered SOFR-linked consolidated obligations on an ongoing basis and have started offering SOFR-linked advances. In March 2021, the ARRC confirmed that in its opinion the March 5, 2021 announcements by IBA and the FCA on future cessation and loss of representativeness of the LIBOR benchmarks constituted a “Benchmark Transition Event” with respect to all U.S. Dollar LIBOR settings.

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

Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations.  The level of interest rates and the impact on our balance sheet spreads are important factors affecting the Bank’s interest rate risk management, profitability, and returns. We earn income from capital, and the level of market interest rates as impacted by the Federal Reserve and the capital markets directly affects these earnings.

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

Regulatory Risks

Determinations regarding compensation may impede the FHLBNY’s ability to hire and retain qualified senior management.  Each Federal Home Loan Bank’s Board of Directors has the statutory authority to select, employ and fix the compensation of its officers and employees in order to help ensure the hiring and retention of qualified staff.  However, as the regulator of the Federal Home Loan Banks, the Finance Agency has the authority to determine whether compensation paid to any executive officer is in its view not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.  Depending on how such authority is exercised, the FHLBNY’s ability to hire and retain qualified executive officers could be adversely affected.

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

Our analysis of the impact of the prepayments do not indicate a material adverse impact on our business and results of operation. However, these are the types of events that we consider to be potential negative factors that may arise from a high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

•	the amount and the period over which the advances were prepaid or repaid;
•	the amount and timing of any corresponding decreases in activity-based capital;
•	the profitability of the advances;
•	the size and profitability of our short- and long-term investments; and
•	the extent to which Consolidated obligations (funding) matured as the advances were prepaid or repaid.

At December 31, 2020, advances borrowed by insurance companies accounted for 35.6% of total advances (24.9% at December 31, 2019).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.  For more information, see Financial Statements Note 9. Advances.

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

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans, MAP loans, and private-label MBS and on the receipt of collateral pledged for advances.  To the extent that any of these geographic areas experiences significant declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses on our investments in the MPF loans, MAP loans, or MBS, or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

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

The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members as well as it may adversely affect earnings.  Our primary business is making advances to our members, and we compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks.  Our members have access to alternative funding sources, which may offer more favorable terms than the ones we offer on our advances, including more flexible credit or collateral standards.  We may make changes in policies, programs, and agreements affecting members from time to time, including, affecting the availability of and conditions for access to advances and other credit products, the MPF Program, MAP, the AHP, and other programs, products, and services, which could cause members to obtain financing from alternative sources.  In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

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

Certain FHLBanks, including the FHLBNY, also compete (primarily with Fannie Mae and Freddie Mac) for the purchase of mortgage loans from members.  Some FHLBanks may also compete with other FHLBanks with which their members have a relationship through affiliates.  We offer the MPF Program and MAP to our members.  Competition among FHLBanks for MPF and MAP business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time.  Increased competition can result in a reduction in the amount of mortgage loans we are able to purchase and adversely impact income from this part of its business.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments. We have invested in securities issued by Housing Finance Agencies (HFA) as held-to-maturity investments. The cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded. The portfolio of HFA securities (carrying value was $1.1 billion at December 31, 2020 and 2019) reported gross unrealized losses of $21.6 million at December 31, 2020 and $23.2 million at December 31, 2019. Although we have determined that none of the securities is other-than-temporarily impaired, we could realize credit losses from these securities should the underlying loans underperform our projections.

A rise in delinquency rates on our investments in MPF and MAP loans or related adverse trends could adversely impact our results of operation and financial condition. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF and MAP loans and considers factors relevant to those investments. Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans. The credit loss allowance may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline. While we have recorded reserves for credit exposures, such reserves are subject to judgments and estimates that could be incorrect or differ from actual future events. Under the new CECL accounting standard, which became effective January 1, 2020, the allowance for credit losses would reflect expected losses, rather than incurred losses, which could lead to more volatility in the allowance and the provision for credit losses as forecasts of economic conditions change.

Insufficient collateral protection could adversely affect the FHLBNY’s financial condition and results of operations.  We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program and MAP, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral based on the risks associated with that type of collateral.  If we have insufficient collateral before or after an event of payment default by the member, or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default by a member, we could experience a credit loss on advances, which could adversely affect our financial condition and results of operations.

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

A natural disaster or similar events in the Bank’s region, or with widespread impacts, such as the ongoing COVID-19 pandemic, could adversely affect the Bank’s profitability and financial condition.  The frequency and severity of natural disasters has increased in recent years, possibly due to the effects of climate change. A severe natural disaster could damage the Bank’s physical infrastructure and have an adverse effect on the FHLBNY’s business.  Furthermore, portions of the Bank’s region are subject to risks from hurricanes, tornadoes, floods or other natural disasters.  These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may adversely affect the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

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

The Bank notes here in particular that, as of the date of the filing of this Annual Report on Form 10-K, the full effects of the COVID-19 coronavirus are evolving and unknowable. The rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions and trade and could continue to do so or could worsen for an unknown period of time, which could in turn have a material adverse impact on our results of operations or financial condition. The timeliness and effectiveness of actions taken or not taken to contain and mitigate the effects of COVID-19 both in the U.S. and internationally by governments, central banks, healthcare providers, health system participants, other businesses and individuals could greatly affect outcomes. There are many current and potential issues, and we cannot predict them all or the extent to which they will affect the Bank and its business. Since March 16, 2020, most of our employees have been working remotely, and the long-term ramifications of this, including negative effects on our operations and our employees, may not yet be fully understood.

General Risk Factors

Failures of critical vendors and other third parties, including but not limited to, the Federal Reserve Banks, could disrupt the Banks’ ability to conduct and manage its businesses.  We rely on vendors and other third parties to perform certain critical services.  A failure in, or an interruption to, one of more of those services could adversely affect the business operations of the Bank.  The use of vendors and other third parties also exposes the Bank to the risk of loss of confidential information or other harm.  To the extent that vendors do not conduct their activities under appropriate standards, the Bank could also be exposed to reputational risk.

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

At December 31, 2020, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

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

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2020, we had 330 members who held 53,668,298 shares of capital stock between them.  At December 31, 2020, former members held 29,915 shares.  At December 31, 2019, we had 328 members who held 57,786,659 shares of capital stock between them.  At December 31, 2019, former members held 51,295 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2020			2019			2018
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$79,272		5.10%	$84,900		6.35%	$107,373		6.90%
August	95,491		5.60	92,189		6.35	103,573		6.75
May	85,950		5.90	87,607		6.35	105,329		6.50
February	87,799		6.35	101,347		6.90	102,484		6.50
	$348,512	(b)		$366,043	(b)		$418,759	(b)

(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.3 million, $0.4 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members and recorded as interest expense on mandatorily redeemable capital stock held by former members and is a charge to Net income. Dividends on capital stock held by members are not accrued. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned and is a direct charge to retained earnings.

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

(1)	Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2020, we had 9 housing associates as customers. Advances made to housing associates totaled $5.0 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.	Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2020	2019	2018	2017	2016
Investments (a)	$39,748	$56,892	$35,741	$33,069	$30,939
Advances	92,067	100,695	105,179	122,448	109,257
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,900	3,173	2,927	2,897	2,747
Total assets	136,996	162,062	144,381	158,918	143,606
Deposits and borrowings	1,753	1,194	1,063	1,196	1,241
Consolidated obligations, net
Bonds	69,716	78,764	84,154	99,288	84,785
Discount notes	57,659	73,959	50,640	49,614	49,358
Total consolidated obligations	127,375	152,723	134,794	148,902	134,143
Mandatorily redeemable capital stock	3	5	6	20	31
AHP liability	149	154	162	132	125
Capital
Capital stock	5,367	5,779	6,066	6,750	6,308
Retained earnings
Unrestricted	1,135	1,116	1,103	1,067	1,029
Restricted	774	685	591	479	383
Total retained earnings	1,909	1,801	1,694	1,546	1,412
Accumulated other comprehensive income (loss)	(20)	(48)	(13)	(55)	(96)
Total capital	7,256	7,532	7,747	8,241	7,624
Equity to asset ratio (c)	5.30%	4.65%	5.37%	5.19%	5.31%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2020	2019	2018	2017	2016
Investments (a)	$45,150	$45,725	$43,370	$36,835	$29,337
Advances	109,117	95,838	107,971	109,188	96,201
Mortgage loans held-for-portfolio, net of allowance for credit losses	3,123	3,008	2,899	2,838	2,631
Total assets	158,811	145,506	154,795	149,581	129,260
Interest-bearing deposits and other borrowings	1,442	1,131	1,032	1,768	1,431
Consolidated obligations, net
Bonds	73,097	77,671	93,529	93,352	73,174
Discount notes	74,759	58,318	51,657	45,895	46,508
Total consolidated obligations	147,856	135,989	145,186	139,247	119,682
Mandatorily redeemable capital stock	4	6	14	22	24
AHP liability	155	159	147	123	114
Capital
Capital stock	6,129	5,545	6,166	6,259	5,712
Retained earnings
Unrestricted	1,119	1,091	1,076	1,019	977
Restricted	728	636	532	423	337
Total retained earnings	1,847	1,727	1,608	1,442	1,314
Accumulated other comprehensive income (loss)	(67)	(36)	16	(86)	(181)
Total capital	7,909	7,236	7,790	7,615	6,845

Note	—	Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	Years ended December 31,
share, and headcount)	2020	2019	2018	2017		2016
Net income	$442	$473	$560	$479		$401
Net interest income (d)	753	667	797	722		556
Dividends paid in cash (e)	348	366	417	345		259
AHP expense	49	52	62	53		45
Return on average equity (f)(i)	5.59%	6.53%	7.20%	6.30%		5.86%
Return on average assets (i)	0.28%	0.32%	0.36%	0.32%		0.31%
Net OTTI impairment losses	-	(1)	-	-		-
Other non-interest income (loss)	(51)	35	(24)	(58)		7
Total other income (loss)	(51)	34	(24)	(58)		7
Operating expenses (g)	170	151	127	112	(j)	99 (j)
Finance Agency and
Office of Finance expenses	19	17	16	15		13
Total other expenses (k)	207	176	151	131		115
Operating expenses ratio (h)(i)	0.11%	0.10%	0.08%	0.07	%(j)	0.08%
Earnings per share	$7.22	$8.52	$9.09	$7.66		$7.02
Dividends per share	$5.74	$6.49	$6.66	$5.54		$4.73
Headcount (Full/part time) (l)	354	342	314	308		280

(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trust owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $7.1 million, $0.7 million, $0.8 million, $1.0 million and $1.6 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Operating expenses include Compensation and Benefits.
(h)	Operating expenses as a percentage of Total average assets.
(i)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(j)	Previously reported comparative numbers have been reclassified to conform to the retrospective adoption of ASU 2017-07 Compensation — Retirement Benefits (Topic 715). The ASU requires only the service cost component of Net periodic benefit cost of pension expenses to be included in compensation costs.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(l)	Head count has increased for strategizing and executing the implementation of multiple, multi-year projects designed to modernize and streamline our technology systems and technology infrastructures.

Supplementary financial data for each quarter for the years ended December 31, 2020 and 2019 are presented below (in thousands):

	2020
	4th Quarter	3rd Quarter	2nd Quarter (a)	1st Quarter
Interest income	$336,796	$354,712	$502,305	$740,052
Interest expense	(147,084)	(173,949)	(272,617)	(587,259)

Net interest income	189,712	180,763	229,688	152,793

Provision (Reversal) for credit losses	(1,981)	2,536	3,030	136
Other income	(21,448)	(14,283)	(22,817)	7,729
Other expenses and assessments	(71,687)	(62,749)	(66,316)	(55,279)
Net other expenses	(91,154)	(79,568)	(92,163)	(47,686)
Net income	$98,558	$101,195	$137,525	$105,107

	2019
	4th Quarter (b)	3rd Quarter (c)	2nd Quarter (c)	1st Quarter
Interest income	$828,929	$931,927	$1,022,556	$997,534
Interest expense	(665,025)	(769,533)	(858,980)	(820,318)

Net interest income	163,904	162,394	163,576	177,216

Provision (Reversal) for credit losses	16	134	(275)	(17)
Other income	26,186	(4,173)	(1,303)	13,178
Other expenses and assessments	(61,818)	(56,675)	(54,466)	(55,573)
Net other expenses	(35,648)	(60,982)	(55,494)	(42,378)
Net income	$128,256	$101,412	$108,082	$134,838

Interim period — Infrequently occurring items recognized.

(a)	2020 second quarter Net income was driven by significant increase in Net interest income, which grew in parallel with a surge in member borrowings of advances. Advances balances declined in the third and fourth quarters of 2020.
(b)	Fourth quarter 2019 — Net income benefited from valuation gains recorded in Other income (loss) on standalone derivatives and U.S. Treasury Securities. Operating expenses were higher primarily due to increase in head count and technology related expenses related to multiple, multi-year technology modernization initiatives.
(c)	2019 Net income declined after the first quarter primarily due to lower net interest income, which was impacted by price reductions on advances effective January 1, 2019 and higher funding cost through most of 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE
Table(s)	Description	Page(s)
	Selected Financial Data	27-28
	Supplementary Financial Data	29
	Replacement of London Interbank Offered Rates (LIBOR)	52
1.1	Market Interest Rates	39
2.1	Financial Condition	49
3.1 - 3.8	Advances	53-57
4.1 - 4.9	Investments	58-62
5.1 - 5.3	Mortgage Loans Held-for-Portfolio	64-65
6.1 - 6.11	Consolidated Obligations	66-70
6.12	FHLBNY Ratings	71
7.1 - 7.4	Capital	71-73
8.1 - 8.8	Derivatives Instruments and Hedging Activities	73-76
9.1 - 9.3	Liquidity	77-78
9.4	Short Term Debt	80
9.5 - 9.6	FHFA MBS Limits and Core Mission Achievement	80-81
10.1 - 10.13	Results of Operations	82-98
11.1	Assessments	98

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

Cooperative business model. As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members. We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and by paying a dividend on members’ capital stock. Our financial strategies are designed to enable us to expand and contract in response to member credit needs. By investing capital in high-quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing Consolidated obligations (CO bonds and CO discount notes), and meet other obligations. The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments. Our Board of Directors and Management determine the pricing of member credit and dividend policies based on the needs of our members and the cooperative as well as current and forecasted conditions in the marketplace.

Business segment. We manage our operations as a single business segment. Advances to members are our primary focus and the principal factor that impacts our operating results. Our Business Continuity Program (BCP) has been fully deployed and operational throughout the COVID-19 pandemic and the market uncertainties without any significant operational problems through the date of this report. The BCP is intended to help ensure the safety and welfare of our employees, to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank in the event of a short-term disruption or long-term catastrophic event. The BCP contains operating procedures for critical processes and identifies resources and staff necessary to continue operations based on business defined recovery time objectives and communication requirements for internal and external stakeholders. We continue to operate our business and serve our members remotely

COVID-19 and Business Continuity

In response to the COVID-19 pandemic, we activated and successfully executed on our business continuity protocols and continue to monitor the COVID-19 pandemic under such protocols. We have endeavored to protect our employees and customers and to safeguard the Bank’s assets, including physical property and information, and to permit the continued operations of the Bank. Substantially all our employees continue to work remotely. We continue to monitor conditions and are developing a phased approach to reopening our offices based on regional indicators of infection positivity rates and will continue to operate in compliance with all applicable laws and regulations.

The Bank continued to meet its funding needs throughout recent events. The disruptions in the funding markets during March has largely subsided, as spreads between the Bank’s consolidated debt obligations and U.S. Treasury securities returned to more normalized levels, and market access for required funding stabilized. The FHLBanks continued to coordinate and cooperate to ensure orderly access for the FHLBanks to the funding markets in the issuance of System consolidated debt obligations. As a consequence of the Federal Reserve’s Open Market Operations in response to market disruptions, the unusual relationships among interest rate curves seen at the height of the disruption has now largely normalized and funding market stability began to improve as early as in the second quarter of 2020. However, as the future path of the pandemic is unpredictable, so is its potential impact on the capital markets and the FHLBanks’ funding conditions.

The impact of the Covid-19 pandemic on the Bank’s future earnings and dividends continues to be difficult to forecast given the uncertainties about the health crisis, the actions of national and local policymakers, the impact on the economy, markets, and the business climate, and the potential impact of changes in consumer and business behavior on our members’ business. These and other factors may reduce the volume of assets on our balance sheet and the spreads we earn on those assets. Continued low market interest rates will reduce the income we earn from deploying capital. Changes in market conditions affecting CO issuance spreads may once again become volatile. Uncertainty about future investor appetite for increased Treasury and GSE issuance may indicate higher future debt costs and reduce our margins as issuance amounts rise.

We also note that the market disruption caused by the pandemic negatively affected mortgage collateral valuations. We responded by applying updated mortgage valuations to pledged mortgage collateral. Where necessary, members have pledged additional qualifying collateral to reflect current market conditions and/or to address increased advance demand to comply with their collateral maintenance requirements. We remain adequately collateralized and will continue to monitor credit and collateral conditions and endeavor to make adjustments as needed. In addition, we have implemented certain relief measures to help members serve their customers affected by the COVID-19 pandemic. These accommodations include forbearance and deferrals for MPF program loans, forbearance, and modifications for pledged loan collateral, and allowing electronic signatures on loan documentation in certain circumstances.

In May 2020, we began offering a variety of loan and grant programs to help assist members in responding to the challenges brought about by the COVID-19 pandemic. The Finance Agency took certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. We have established a small business relief program and has disbursed cash grants of $8.0 million through December 31, 2020.

Credit Losses under ASU 2016-13 (CECL)

Effective January 1, 2020, we adopted the new accounting standard on current expected credit losses (CECL) under which the allowance is measured based on management’s best estimate of lifetime expected credit losses. An adjustment to opening retained earnings of $3.8 million for credit loss allowance was recorded with the adoption of CECL at January 1, 2020. In the four quarters of 2020, we charged $3.4 million to earnings as the provision for credit losses under the new framework on mortgage loans, and $0.3 million as the provision for credit losses on certain held-to-maturity securities. No provision was deemed necessary on advances.

2020 Financial Results

Net income — 2020 Net income was $442.4 million, a decrease of $30.2 million, or 6.4% from the prior year. Our Net income is primarily driven by Net interest income, which is the spread between costing yields on debt, and the yields earned on advances, mortgage-backed securities, and other investments. The Fed has continued with its wide-ranging stimulus plans and interest rates remain very low, adversely impacting margin and net interest income.

Net Interest Income — Our 2020 results were impacted by the March 2020 rate cuts. The Federal Reserve decreased its benchmark short-term interest rate to a range of 0-0.25%, a decrease of 150 basis points. These decreases were in addition to the three rate cuts implemented during 2019 (225 basis points in total).

2020 Net interest income, before loan loss provisions, was $753.0 million, an increase of $85.9 million, or 12.9% from the prior year. Primary driver was higher earning assets, specifically advances in the 2020 second and third quarters.

Financial markets in the third and fourth quarter exhibited less volatility. The Fed continued to provide support to the economy and the financial markets; interest rates remained very low. Given the relationship between our interest-sensitive assets and liabilities, decreases in short-term interest rates generally resulted in an overall decrease in our net interest margin, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities and yields earned on capital. Conversely, any increases in short-term interest rates generally have a positive impact on our net interest margin. Furthermore, the Fed’s acquisition program in the agency-issued mortgage-backed securities market has driven up pricing and limited the opportunities for acquiring investments that would meet our risk/reward targets. Spreads remained very low on our investments in U.S. Treasury securities, overnight Federal funds markets and repurchase programs, the principal investment vehicles for our balance sheet liquidity programs.

Net interest income during the quarters in 2020 were strong, despite the volatility in the financial markets: $152.8 million in the first quarter; $229.7 million in the second quarter; $180.8 million in the third quarter and $189.7 million in the fourth quarter. Fourth quarter 2020 net interest benefitted from $30.2 million in prepayment fees, although lower average earning assets, specifically lower advance balances in the fourth quarter of 2020 negatively impacted net interest income and margin (before prepayment fees). Net interest income grew in the middle two quarters largely driven by spreads earned from the surge in demand for advances at the onset of COVID-19 pandemic, and by favorable Consolidated obligation debt expense. CO debt costing yields/expenses declined in part due to a shift to greater use of discount notes to fund short-maturity assets, and in part due to advantageous pricing of CO discount notes. In 2020, CO discount notes funded 47.3% of our earning assets, up from 40.3% in the prior year (calculations are based on average balances). Discount note costing yield was 57 basis points in 2020, down from 221 basis points in the prior year. In the current volatile market, investor demand for FHLBank issued high-quality CO discount notes pushed yields down, resulting in favorable spreads and favorable funding through most of 2020.

In summary, volume related increases in earning assets and changes in funding mix together made a favorable impact of $91.6 million to margin, partly offset by decline of $5.8 million due to yield-related changes. We funded average interest-earning assets of $157.9 billion in 2020, compared to $144.6 billion in the prior year, the asset growth driven by significant increase in advances at the onset of COVID-19 in March 2020. However, starting in late second quarter of 2020, advance balances began to decline, gradually at first, when members did not roll over maturing short-term funds and began to prepay advances, followed by significant prepayments late in the fourth quarter of 2020. The decline adversely impacted fourth quarter 2020 net interest income. We ended 2020 with par advances at $90.7 billion, compared to $100.4 billion when we began the year. Average advance balance was $109.1 billion in 2020, up from $95.8 billion average in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, increased to $8.0 billion in 2020, up from $7.3 billion in the prior year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in 2020, as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Other income (loss) — Other income (loss) reported a loss of $50.8 million in 2020 compared to a gain of $33.9 million in 2019.

•	Service fees and other were $17.9 million in 2020 compared to $18.2 million in 2019. Service fees and others are primarily fee revenues from financial letters of credit.
•	Financial instruments carried at fair values reported a net valuation gain of $0.1 million in 2020 compared to a net valuation loss of $4.1 million in 2019.
•	Derivative activities reported a charge to Other income of $151.7 million in 2020, compared to a charge of $40.7 million in 2019. The charges included net accrued interest expense on standalone swaps of $93.7 million and $12.5 million in 2020 and 2019, respectively. Fair value losses on standalone swaps hedging U.S. Treasury securities were $80.7 million and $33.2 million in 2020 and 2019, respectively. We also recorded net fair value gains of $16.7 million and $3.5 million in 2020 and 2019, respectively, on standalone swaps designated primarily to mitigate basis risks on certain advances and bonds.
•	U.S. Treasury Securities held for liquidity (classified as trading) reported gains of $72.8 million and $51.3 million in 2020 and 2019, respectively. Gains included realized gains of $38.3 million and $1.9 million in 2020 and 2019, respectively.
•	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net valuation gains of $9.8 million in 2020, a little lower than 2019.

Other expenses were $206.9 million in 2020, compared to $176.0 million in 2019. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

•	Operating expenses were $69.8 million in 2020, up from $62.8 million in 2019. Increase was primarily due to software and technology system contracts, including payments to professional staff.
•	Compensation and benefits expenses were $100.2 million in 2020, up from $88.2 million in 2019. Increase was primarily due to addition of staff to design and execute on our long-term technology enhancement plans.
•	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $19.4 million in 2020, compared to $16.8 million in 2019.
•	Other expenses were $17.5 million in 2020, compared to $8.3 million in 2019. In 2020, Other expenses included $8.0 million in cash grants to assist small business impacted by the COVID-19 pandemic.

Affordable Housing Program Assessments (AHP) allocated from Net income were $49.2 million in 2020, compared to $52.6 million in 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2020 for a total of $5.74 per share of capital, compared to $6.49 per share of capital paid in 2019.

Financial Condition — December 31, 2020 compared to December 31, 2019

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets declined to $137.0 billion at December 31, 2020 from $162.1 billion at December 31, 2019, a decrease of $25.1 billion, or 15.5%. Cash at banks was $1.9 billion at December 31, 2020, compared to $603.2 million at December 31, 2019.

Liquidity investments

Money market investments at December 31, 2020 were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $8.8 billion and $9.0 billion in the fourth quarter of 2020 and 2019, respectively. Resale agreements averaged $4.1 billion and $9.9 billion in the fourth quarter of 2020 and 2019, respectively. In 2020, we also established a program to invest in interest-earning deposits at highly rated financial institutions that are readily available as liquid funds; at December 31, 2020, the balance outstanding was $685.0 million.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Trading investments are carried at fair value, with changes recorded through earnings. Trading investments were primarily U.S. Treasury securities of $11.7 billion and $15.3 billion at December 31, 2020 and 2019.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at December 31, 2020 included $3.5 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 9.1 through Table 9.3 in this MD&A.

Advances — The pre-pandemic par balance of $93.0 billion at February 2020, surged to $134.4 billion at March 31, 2020, a 44.5% increase within a few weeks. However, soon after, advance balances began to decline, gradually at first, when members did not roll over maturing short-term funds and prepaid advances ahead of maturities, followed by significant prepayments late in the fourth quarter. We ended the year with par advances at $90.7 billion, compared to $100.4 billion at the beginning of the year. Advance transaction volume, as measured by average balance, was $109.1 billion in 2020, compared to $95.8 billion in the prior year.

Short-term fixed-rate advances decreased by 47.2% to $12.9 billion at December 31, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 4.2% to $17.1 billion at December 31, 2020, compared to $16.4 billion at December 31, 2019.

Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $281.3 million and $344.0 million at December 31, 2020 and December 31, 2019.

Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.2 billion and $2.3 billion at December 31, 2020 and December 31, 2019.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost adjusted for allowances for credit losses under the new credit loss framework. Fixed- and floating-rate GSE-issued mortgage-backed securities in the HTM portfolio were $11.8 billion and $14.1 billion at December 31, 2020 and December 31, 2019.

No allowance for credit losses were deemed necessary for GSE-issued investments. Credit loss allowance of $0.3 million was recorded on PLMBS at December 31, 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2020 and December 31, 2019. Credit loss allowance of $0.7 million was recorded on the investments at December 31, 2020.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $80.4 million and $60.0 million at December 31, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $2.9 billion at December 31, 2020, a decrease of $265.8 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Rising delinquencies have resulted in increase in credit losses under the CECL methodology. Allowance for credit losses increased to $7.1 million at December 31, 2020, compared to $0.7 million at December 31, 2019.

We have introduced a new mortgage program, the Mortgage Asset Program sm (MAP) and plan to fully roll out the program in late March 2021. At December 31, 2020, MAP loans were $0.3 million. Effective March 31, 2021, we will cease to accept mortgage commitments to purchase loans under the MPF program; the MAP will become our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual and customary agreements and contracts.

Capital ratios — Our capital position remains strong. At December 31, 2020, actual risk-based capital was $7.3 billion, compared to required risk-based capital of $1.1 billion. To support $137.0 billion of total assets at December 31, 2020, the minimum required total capital was $5.5 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.3 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2020 balance sheet leverage (based on U.S. GAAP) was 18.9 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR)

As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. We are actively reviewing LIBOR-indexed contracts to enable us to plan an orderly transition to SOFR.

On March 5, 2021 the ICE Benchmark Administration (IBA) announced its intentions to cease the publication of one week and two month USD LIBOR following the LIBOR publication on December 31, 2021, and to cease the publication of overnight, one, three, six, and 12 month USD LIBOR following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee (ARRC) has confirmed that in its opinion the March 5, 2021 announcements by ICE Benchmarks Administration and the U.K. Financial Conduct Authority on future cessation and loss of representativeness of the LIBOR benchmarks constitutes a “Benchmark Transition Event” with respect to all USD LIBOR settings pursuant to the ARRC previous recommendations regarding fallback language for new issuances or originations of LIBOR floating rate notes, securitizations, syndicated business loans, and bilateral business loans.

The new cessation date on June 30, 2023 for LIBOR indices allows the FHLBNY more time to plan an orderly transition.

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and we are reviewing permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio.

We are actively participating with the various industry groups, including the International Swaps and Derivatives Association (ISDA) and the ARRC to align our derivative contracts with IBOR Fallbacks Supplement and IBOR Fallbacks Protocol; the ISDA protocol was a major step in reducing the potentially systemic impact of LIBOR becoming unavailable while market participants, including the FHLBNY, continue to have exposure. The FHLBNY has elected to adhere to the ISDA protocol.

Legislative and Regulatory Developments in this MD&A includes more information.

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

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2020 and 2019 (rates in percent):

Table	1.1 Market Interest Rates

	December 31,
	2020	2019	2020	2019
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	0.53%	2.28%	0.25%	1.75%
Federal Funds Effective Rate (a)	0.36	2.16	0.09	1.55
1-Month LIBOR	0.52	2.22	0.14	1.76
3-Month LIBOR	0.65	2.33	0.24	1.91
2-Year U.S.Treasury	0.39	1.97	0.12	1.57
5-Year U.S.Treasury	0.53	1.95	0.36	1.69
10-Year U.S.Treasury	0.89	2.14	0.91	1.92
15-Year Residential Mortgage Note Rate	2.82	3.35	2.35	3.41
30-Year Residential Mortgage Note Rate	3.33	3.98	2.87	3.86

(a)	Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.L.P.

During the fourth quarter, the markets continued to struggle with the fall-out from the COVID-19 pandemic. At its November meeting, the Fed maintained the target for the federal funds rate at a range between 0% and 0.25% and committed to continuing the programs in place to support the economy and increase purchases of U.S. Treasuries, and mortgage-backed securities. At its December meeting, the Fed maintained the federal funds rate at the same range and stated its intent to increase its holdings of Treasuries by $80 billion per month and mortgage-backed securities by $40 billion per month “until substantial further progress is made towards the Committee’s maximum employment and price stability goals”.

During the fourth quarter of 2020, yields on U.S. Treasuries decreased in the short end of the curve, but increased for maturities 2-years and longer relative to the prevailing yields at the end of the third quarter.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  We invest in Federal funds sold and repurchase agreements that typically are overnight investments.  We also use derivatives to effectively change the repricing characteristics of a significant proportion of our advances and Consolidated obligation debt to match shorter-term benchmark interest rates or overnight indices (LIBOR, Federal funds effective rate and SOFR) that reprice at intervals of three month or as frequently as daily. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate, the overnight SOFR, and the 3-month LIBOR rate, has an impact on profitability.

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

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates, and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Critical Accounting Policies and Estimates in this Form 10-K.

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

The FHLBNY complied with the accounting guidance on fair value measurements and disclosures and has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability and would be based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability and would be based on the best information available in the circumstances.  Our pricing models are subject to periodic validations, and we periodically review and refine, as appropriate, our assumptions and valuation methodologies to reflect market indications as closely as possible.  We have the appropriate personnel, technology, and policies and procedures in place to value our financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statement of Condition as of December 31, 2020:

•	Fair values of derivative instruments — Derivatives are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives. We have classified derivatives as Level 2.

•	Fair values of instruments elected under the Fair Value Option — When the FHLBNY elects the FVO, the election is made on an instrument-by-instrument basis on Consolidated obligation debt and advances, which are fair valued using the Bank’s industry standard option adjusted models. We have classified instruments elected under the FVO as Level 2.

•	Fair values of available-for-sale mortgage-backed securities — We request prices for all mortgage-backed securities from third-party vendors. Typically, fair values are classified as Level 2.

•	Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S. Government and GSE securities. We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.

•	Equity Investments — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

Provision for Credit Losses

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, loans, held-to-maturity securities, other receivables and certain off-balance sheet credit exposures. For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions. We have established controls and validation processes over models pertaining to expected losses, including policies and control procedures.

The expected loss framework was applied to develop credit loss provisions in 2020. Incurred loss methodology was applied to develop provisions in 2019 and 2018. For an understanding of credit loss methodologies under ASU 2016-13 in 2020 and incurred loss methodologies applied in prior years, see financial statements and notes thereto: Note 8. Held-to-Maturity Securities, Note 9. Advances, and Note 10. Mortgage Loans Held-for-Portfolio.

We adopted the guidance under ASU 2016-13 effective January 1, 2020 by recording a credit loss allowances of $3.8 million directly to beginning retained earnings, conforming with the adoption rules under the ASU 2016-13. In the four quarters of 2020, additional provisions of $3.4 million were recorded through earnings on mortgage loans, and $0.3 million on certain held-to-maturity securities. No provisions for credit losses on advances were necessary in 2020, and no provision has been necessary in the history of the advance program.

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

Advances — No provisions for credit losses were necessary at December 31, 2020 and 2019. We have policies and procedures in place to manage our credit risk effectively. Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

•	Monitoring the creditworthiness and financial condition of the institutions to which we lend funds.

•	Reviewing the quality and value of collateral pledged by members.

•	Estimating borrowing capacity based on collateral value and type for each member, including assessment of margin requirements based on factors such as cost to liquidate, and inherent risk exposure based on collateral type.

•	Evaluating historical loss experience.

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets. We have never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2020, 2019 and 2018. During the periods in this report, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

We assign a non-accrual status to a mortgage loan when the collection of the contractual principal or interest is 90-days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see financial statements, Note 10. Mortgage Loans Held-for-portfolio.  Also, see Tables 5.1 to 5.3 and accompanying discussions in this MD&A.

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

We record and report our hedging activities in accordance with ASC 815. All derivatives are recorded on the statements of condition at their fair values. Changes in the fair value of all derivatives, excluding those designated as cash flow hedges, are recorded in current period earnings, while changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income (OCI) until earnings are affected by the variability of the cash flows of the hedged transaction. If our hedges do not qualify for hedge accounting, also known as economic hedges, then the changes in the fair value of the derivatives in the economic hedge would be recorded in earnings, without an offsetting change in the fair value of the hedged item. As a result, economic hedges have the potential to cause significant volatility on our results of operations. If hedges qualify under a qualifying ASC 815 hedge, we may use two approaches to hedge accounting: short-cut hedge accounting and long-haul hedge accounting.

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

For more information about policies for our derivatives and hedging activities, see financial statements, Note 1. Critical Accounting Policies and Estimates and Note 17. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

Finance Agency Final Rule on FHLBank Housing Goals Amendments

On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years.  The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members.  The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

The Bank is continuing to analyze the impact of the final rule and is working diligently to meet the requirements of the rule through its AMA programs.

Finance Agency Final Rule on Stress Testing

On March 24, 2020, the Finance Agency published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities

On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps of at least $8 billion; and (3) clarifies that initial margin (IM) trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions

On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for advances in certain changing interest rate environments, but we cannot predict the extent of the impact.

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA

On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

LIBOR Transition

Finance Agency Supervisory Letter – Planning for LIBOR Phase-Out

On September 27, 2019, the Finance Agency issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the Finance Agency extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. The Bank has ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

The Bank continues to evaluate the potential impact of the LIBOR Supervisory Letter and other LIBOR transition factors (including federal and international regulatory guidance, as well as financial market conditions) on its financial condition and results of operations. The Bank may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, primary mission assets ratio, and net income.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

The Bank adhered to the Protocol on October 22, 2020, and all of its counterparties have adhered to the Protocol. The Bank also amended all outstanding bilateral over-the-counter derivative agreements referencing U.S. Dollar LIBOR with members to adopt the Protocol.

In December 2020, ICE Benchmark Administration (IBA) published its consultation on its intention to cease the publication of: (i) one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021; and (ii) the remaining U.S. dollar LIBOR settings (i.e., overnight and 1-, 3-, 6-, and 12-month) immediately following the LIBOR publication on June 30, 2023. The IBA consultation period ended on January 25, 2021. If adopted as proposed, the IBA consultation would extend certain U.S. dollar LIBOR transition date.

In March 2021, the United Kingdom’s Financial Conduct Authority (FCA) announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023). Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

Securities and Exchange Commission (SEC) Extended the Deadline to Implement Financial Industry Regulatory Authority (FINRA) Rule 4210 Margin Requirements for the TBA Market

On January 11, 2021, the SEC published a notice of filing and immediate effectiveness of a proposed rule change to extend the deadline for compliance with the margining requirements imposed on “Covered Agency Transaction” (i.e., the purchase/sale of “to-be-announced” (“TBA”) agency mortgage-backed securities transactions) by the FINRA Rule 4210. The compliance date has been delayed several times, and the notice extended the current deadline of March 25, 2021, to October 26, 2021.

The FINRA Rule 4210, approved by the SEC on June 15, 2016, required FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e., IM) and variation margin on transactions that are Covered Agency Transactions, subject to certain exemptions. A Covered Agency Transaction includes (certain terms are defined under FINRA rules):

•	TBA transactions inclusive of ARM transactions, and Specified Pool Transactions, for which the difference between the trade date and contractual settlement date is greater than one business days; and
•	Collateralized mortgage obligations issued in conformity with program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.

Under the rule, the Bank is exempt from posting IM but would be required to post variation margin to its FINRA-member counterparty in connection with covered transactions, provided the Bank has more than $10 million in gross open positions with the counterparty. FINRA members were required to comply with the new margin requirements beginning in December 2017.

The Bank continues to evaluate the potential impact of the rule on its financial condition and results on operations, but does not expect the rule to materially affect the associated operations or availability of Covered Agency Transactions.

FHLB Membership Request for Input

On February 24, 2020, the Finance Agency issued a Request for Input on FHLB membership (the Membership RFI).  The Membership RFI, as part of a holistic review of FHLB membership, seeks public input on whether the Finance Agency’s existing regulation on FHLB membership, located at 12 CFR part 1263, remains adequate to ensure: (i) the FHLB System remains safe and sound and able to provide liquidity to members in a variety of conditions; and (ii) the advancement of the FHLBs’ housing finance and community development mission. The Finance Agency sought input on several broad questions relating to FHLB membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses were due on June 23, 2020.

While it is uncertain what actions, if any, the Finance Agency will take as a result of the responses received from the Membership RFI, any rulemaking actions to update the current FHLB membership regulation may impact FHLB membership eligibility or requirements, and ultimately our business, business opportunities, and results of operation.

COVID-19 Developments

Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances

On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect. The Bank has been accepting such loans as collateral.

Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and eviction and foreclosure moratoriums. In this regard, the Bank notes that a number of states, including New York and New Jersey, have also taken actions regarding forbearances and eviction and foreclosure moratoriums. The Bank, through its Mortgage Partnership Finance (MPF) servicers, has been applying these provisions.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the American Rescue Plan Act of 2021, which was signed into law by President Biden on March 11, 2021 and which, among other items, appropriates another $7.25 billion for the PPP. Although not material to our operations, it is possible that the Bank may receive more PPP loans as collateral with the passage of this legislation. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of such legislation on its business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and the impacts on the Bank’s MPF program.

Additional COVD-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, President Biden (and before him, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or our members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Financial Condition

Table 2.1          Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2020	December 31, 2019	dollar amount	percentage
Assets
Cash and due from banks	$1,896,155	$603,241	$1,292,914	214.33%
Interest-bearing deposits	685,000	-	685,000	NM
Securities purchased under agreements to resell	4,650,000	14,985,000	(10,335,000)	(68.97)
Federal funds sold	6,280,000	8,640,000	(2,360,000)	(27.31)
Trading securities	11,742,965	15,318,809	(3,575,844)	(23.34)
Equity Investments	80,369	60,047	20,322	33.84
Available-for-sale securities	3,435,945	2,653,418	782,527	29.49
Held-to-maturity securities	12,873,646	15,234,482	(2,360,836)	(15.50)
Advances	92,067,104	100,695,241	(8,628,137)	(8.57)
Mortgage loans held-for-portfolio	2,899,712	3,173,352	(273,640)	(8.62)
Loans to other FHLBanks	-	-	-	NM
Accrued interest receivable	189,454	312,559	(123,105)	(39.39)
Premises, software, and equipment	77,628	63,426	14,202	22.39
Operating lease right-of-use assets	70,733	75,464	(4,731)	(6.27)
Derivative assets	36,669	237,947	(201,278)	(84.59)
Other assets	11,003	9,036	1,967	21.77

Total assets	$136,996,383	$162,062,022	$(25,065,639)	(15.47)%

Liabilities
Deposits
Interest-bearing demand	$1,677,526	$1,144,519	$533,007	46.57%
Non-interest-bearing demand	70,437	34,890	35,547	101.88
Term	5,000	15,000	(10,000)	(66.67)

Total deposits	1,752,963	1,194,409	558,554	46.76

Consolidated obligations
Bonds	69,716,298	78,763,309	(9,047,011)	(11.49)
Discount notes	57,658,838	73,959,205	(16,300,367)	(22.04)
Total consolidated obligations	127,375,136	152,722,514	(25,347,378)	(16.60)

Mandatorily redeemable capital stock	2,991	5,129	(2,138)	(41.68)

Accrued interest payable	117,982	156,889	(38,907)	(24.80)
Affordable Housing Program	148,827	153,894	(5,067)	(3.29)
Derivative liabilities	70,760	32,411	38,349	118.32
Other liabilities	186,550	175,516	11,034	6.29
Operating lease liabilities	84,475	89,365	(4,890)	(5.47)
Total liabilities	129,739,684	154,530,127	(24,790,443)	(16.04)
Capital	7,256,699	7,531,895	(275,196)	(3.65)
Total liabilities and capital	$136,996,383	$162,062,022	$(25,065,639)	(15.47)%

NM — Not meaningful.

Balance Sheet overview December 31, 2020 and December 31, 2019

Total assets declined to $137.0 billion at December 31, 2020 from $162.1 billion at December 31, 2019, a decrease of $25.1 billion, or 15.5%.

Cash at banks was $1.9 billion at December 31, 2020, compared to $603.2 million at December 31, 2019.

Money market investments at December 31, 2020 were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. At December 31, 2019, money market investments were $8.6 billion in federal funds sold and $15.0 billion in overnight resale agreements. Federal funds sold averaged $8.8 billion and $9.0 billion in the fourth quarter of 2020 and 2019, respectively. Resale agreements averaged $4.1 billion and $9.9 billion in the fourth quarter of 2020 and 2019, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $685.0 million and $0 at December 31, 2020 and December 31, 2019.

Advances — Par balances decreased at December 31, 2020 to $90.7 billion, compared to $100.4 billion at December 31, 2019. Short-term fixed-rate advances decreased by 47.2% to $12.9 billion at December 31, 2020, down from $24.4 billion at December 31, 2019. ARC advances, which are adjustable-rate borrowings, increased by 4.2% to $17.1 billion at December 31, 2020, compared to $16.4 billion at December 31, 2019.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $281.3 million and $344.0 million at December 31, 2020 and December 31, 2019. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.2 billion and $2.3 billion at December 31, 2020 and December 31, 2019. We acquired $657.0 million of fixed-rate GSE-issued MBS in 2020. As permitted under the new hedging guidance, effective January 1, 2019 we made a one-time transfer of $1.6 billion of fixed-rate MBS from HTM to AFS. The transfer enhanced balance sheet management.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.8 billion and $14.1 billion at December 31, 2020 and December 31, 2019. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $297.9 million of fixed-rate GSE-issued MBS in 2020.

Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2020 and at December 31, 2019. There were no new acquisitions in the 2020 and 2019 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2020, trading investments were $11.7 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes. We acquired $3.8 billion of U.S. Treasury securities in 2020. During the same period in 2020, proceeds from sales were $4.3 billion at a net gain of $38.3 million. In the 2019 period, we acquired $13.3 billion of U.S. Treasury securities; proceeds from sales were $1.2 billion at a gain of $1.9 million. At December 31, 2019, trading investments were $15.3 billion in U.S. Treasury securities and $3.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $80.4 million and $60.0 million at December 31, 2020 and December 31, 2019.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Unpaid principal balance of MPF loans stood at $2.9 billion at December 31, 2020, a decrease of $265.8 million from the balance at December 31, 2019. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Paydowns in the twelve months of 2020 were $785.1 million, compared to $313.8 million in the prior year same period. Acquisitions in the twelve months of 2020 were $530.0 million, compared to $566.4 million in the prior year same period. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies at December 31, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increased credit losses under the CECL methodology. Allowance for credit losses increased to $7.1 million at December 31, 2020, compared to $0.7 million at December 31, 2019.

Capital ratios — Our capital position remains strong. At December 31, 2020, actual risk-based capital was $7.3 billion, compared to required risk-based capital of $1.1 billion. To support $137.0 billion of total assets at December 31, 2020, the minimum required total capital was $5.5 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.3 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2020 balance sheet leverage (based on U.S. GAAP) was 18.9 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2020 included $1.9 billion as demand cash balances at the FRBNY, $10.9 billion in short-term and overnight investments in the federal funds and the repo markets, and $3.4 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 9.1 through Table 9.3 in this MD&A.

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

On March 5, 2021 the ICE Benchmark Administration’s announcement to extend the cessation date for certain critical U.S. dollar LIBOR indexes have provided us with additional time to plan the transition and we have updated our plans. The IBA had previously released a consultation on its intent to cease the publication of U.S. dollar settings following their publication on December 31, 2021.

•	LIBOR rates are derived from an average of submissions by panel banks. The underlying market that LIBOR seeks to reflect has become increasingly less active. Therefore, given the decrease in transactions, the Financial Stability Board (FSB) has observed that submissions used to determine LIBOR are increasingly based upon expert judgment. The United Kingdom's Financial Conduct Authority (FCA), which oversees LIBOR, has announced that the FCA would no longer persuade or compel member panel banks to make LIBOR quote submissions for 1-week and 2-months U.S. dollar setting will permanently cease after 2021.

•	For publication of the overnight and 12-month U.S. dollar LIBOR settings will permanently cease after June 30, 2023. The 1-month, 3-month and 6-month U.S. dollar LIBOR settings will cease to be provided or, subject to the FCA’s consideration, may be provided on a synthetic basis and will no longer be representative of the underlying market and economic reality they are intended to measure and that representativeness will not be restored.

In March 2020, the FASB had issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provided temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting in light of the expected market transition from LIBOR and other reference interest rates to alternatives, such as SOFR. The relief in the amendments are effective as of March 12, 2020 through December 31, 2022.

In January 2021, the FASB issued Accounting Standards Update 2021-01, Reference Rate Reform (Topic 848), which refines the scope of AC 848 and clarifies some of its guidance. The amendments in this ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities.

Entities should use either of the following approaches to apply the amendments to modifications to the terms of the derivatives affected by the discounting transition:

•	Retrospective as of any date from the beginning of an interim period that includes March 12, 2020.
•	Prospective from any date within an interim period that includes or is after January 7, 2021, up to the date that the financial statements are available to be issued.

Entities should apply the amendments to either of the following types of eligible hedging relationships affected by the discounting transition:

•	Those existing as of the beginning of the interim period that includes March 12, 2020.
•	Those entered into after the beginning of the interim period that includes March 12, 2020.

We are actively reviewing optional expedients and elections under the relief available under the ASU to facilitate the accounting and operational aspects of changing LIBOR-indexed contracts to SOFR.

We are actively reviewing LIBOR-indexed contracts to plan an orderly transition to SOFR. Adoption of the guidance under the two ASU 2020’s will minimize the operational impact of modifying LIBOR-Indexed contracts absent provisions offered under ASU 2020-04.

•	Under the guidance, we could choose not to apply certain modification accounting requirements in U.S. GAAP to contracts affected by what the proposal calls reference rate reform if certain criteria are met. If we made this election, we would present and account for a modified contract as a continuation of the existing contract.
•	The guidance provides optional expedients that would enable us to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform if certain criteria are met.

We are also assessing the benefits to our LIBOR transitioning efforts if we adopted the one-time election under the ASU to re-classify/sell LIBOR-indexed securities in our held-to-maturity portfolio. If the one-time expedient is elected, it is possible that its impact could be material.

The following data provides an overview of LIBOR-indexed instruments outstanding at December 31, 2020 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Outstanding at
Maturing after June 30, 2023	December 31, 2020
LIBOR indexed Derivatives (notionals)	$13,228,852

LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$3,833,756

LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$900,440

LIBOR indexed Variable-rate Other securities (UPB)	$-

Variable-rate Advances	$1,165,000

LIBOR indexed Variable-rate CO bonds (UPB)	$-

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

Carrying value of advances outstanding at December 31, 2020 and December 31, 2019 were $92.1 billion and $100.7 billion. Carrying values included cumulative hedging basis adjustment gains of $1.3 billion and $299.2 million at December 31, 2020 and December 31, 2019. For more information about basis adjustments, see Table 3.6 Advances by Maturity and Yield Type in this MD&A.

Table 3.1	Advance Trends

Member demand for advance products

Par amount of advances outstanding was $90.7 billion at December 31, 2020, down from $104.6 billion at September 30, 2020, $112.0 billion at June 30, 2020, $134.4 billion at March 31, 2020 and $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by the COVID-19 pandemic. In the 2020 fourth quarter, the same larger member banks that had borrowed short-term advances in March 2020 were prepaying advances or not rolling over certain short-term borrowings at maturity.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2	Advances by Product Type

	December 31, 2020		December 31, 2019
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$17,050,467	18.79%	$16,364,967	16.30%
Fixed Rate Advances	54,632,262	60.21	49,548,877	49.35
Short-Term Advances	12,883,629	14.20	24,401,935	24.31
Mortgage Matched Advances	176,373	0.19	240,182	0.24
Overnight & Line of Credit (OLOC) Advances	678,438	0.75	3,407,551	3.39
All other categories	5,319,990	5.86	6,432,566	6.41
Total par value	90,741,159	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments	1,325,945		299,163
Total	$92,067,104		$100,695,241

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

The FHLBNY’s loan and collateral agreements give us a security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY.  We may supplement this security interest by imposing additional reporting, segregation, or delivery requirements on the borrower.  We assign specific collateral requirements to a borrower, based on a number of factors.  These include, but are not limited to: (1) the borrower’s overall financial condition; (2) the degree of complexity involved in the pledging, verifying, and reporting of collateral between the borrower and the FHLBNY, especially when third-party pledges, custodians, outside service providers and pledges to other entities are involved; and (3) the type of collateral pledged.

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

The following table summarizes pledged collateral at December 31, 2020 and December 31, 2019 (in thousands):

Table 3.3	Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2020	$90,741,159	$20,247,993	$110,989,152	$324,273,676	$56,685,358	$380,959,034
December 31, 2019	$100,396,078	$22,108,414	$122,504,492	$308,663,555	$45,016,365	$353,679,920

(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4	Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
December 31, 2020	$57,601,060	$323,357,974	$380,959,034
December 31, 2019	$45,876,619	$307,803,301	$353,679,920

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5	Advances by Interest-Rate Payment Terms

	December 31, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$73,687,192	81.21%	$84,027,611	83.70%
Variable-rate (b)	17,053,967	18.79	16,368,467	16.30
Variable-rate capped or floored (c)	-	-	-	-
Overdrawn demand deposit accounts	-	-	-	-
Total par value	90,741,159	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments	1,325,945		299,163
Total	$92,067,104		$100,695,241

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2020, with only 13.4% of advances in the remaining maturity bucket of greater than 5 years (10.5% at December 31, 2019). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.6	Advances by Maturity and Yield Type

	December 31, 2020		December 31, 2019
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$40,885,180	45.06%	$54,411,782	54.20%
Due after one year	32,802,012	36.15	29,615,829	29.50
Total Fixed-rate	73,687,192	81.21	84,027,611	83.70
Variable-rate
Due in one year or less	10,317,467	11.37	14,794,500	14.74
Due after one year	6,736,500	7.42	1,573,967	1.56
Total Variable-rate	17,053,967	18.79	16,368,467	16.30
Total par value	90,741,159	100.00%	100,396,078	100.00%
Hedge valuation basis adjustments (a)	1,325,945		299,163
Total	$92,067,104		$100,695,241

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. SOFR and LIBOR are our primary benchmarks in addition to OIS-Fed Funds. We are actively engaged in transitioning away from LIBOR. When an advance is hedged under ASC 815, the elected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 3.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $1.3 billion and $299.2 million at December 31, 2020 and 2019. The forward benchmark yield curves declined sharply at December 31, 2020 relative to December 31, 2019. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, fair value gains increased as the forward swap discounting curve declined. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 3.7	Hedged Advances by Type

Par Amount	December 31, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullets (a)	$29,969,694	$32,335,675
Fixed-rate putable (b)	7,945,750	8,365,750
Fixed-rate with embedded cap	360,000	20,000

Total qualifying hedges	$38,275,444	$40,721,425

Aggregate par amount of advances hedged (c)	$47,962,396	$40,721,425
Fair value basis (hedging adjustments)	$1,325,945	$299,163

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate. In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par. Members may borrow new advances at the then prevailing rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2020, notional amounts of basis swaps were $8.5 billion with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8	Putable and Callable Advances

	Advances
Par Amount	December 31, 2020	December 31, 2019
Putable (a)	$7,945,750	$8,365,750
No-longer putable/callable	$460,000	$5,000

(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1	Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2020	2019	Variance	Variance
State and local housing finance agency obligations, net (a)	$1,097,752	$1,122,315	$(24,563)	(2.19)%
Trading securities (b)	11,742,965	15,318,809	(3,575,844)	(23.34)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	3,435,945	2,653,418	782,527	29.49
Held-to-maturity securities, at carrying value, net (c)	11,775,894	14,112,167	(2,336,273)	(16.56)
Total securities	28,052,556	33,206,709	(5,154,153)	(15.52)

Equity investments in Grantor trust (d)	80,369	60,047	20,322	33.84
Interest-bearing deposits	685,000	-	685,000	NM
Securities purchased under agreements to resell	4,650,000	14,985,000	(10,335,000)	(68.97)
Federal funds sold	6,280,000	8,640,000	(2,360,000)	(27.31)

Total Investments	$39,747,925	$56,891,756	$(17,143,831)	(30.13)%

(a)	State and local housing finance agency bonds are designated as HTM and are carried at amortized cost. There were no acquisitions in the twelve months ending December 31, 2020 and paydowns were $23.8 million.
(b)	Trading securities comprised of U.S. Treasury securities and corporate notes at December 31, 2020 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $3.8 billion of U.S. Treasury notes in 2020.
(c)	Mortgage-backed securities classified as AFS includes $1.6 billion of Fixed-rate CMBS transferred at January 1, 2019 from the HTM category. AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
(d)	Funds in the grantor trust are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

NM — Not meaningful.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2	Investment Debt Securities Issuer Concentration

	December 31, 2020			December 31, 2019
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$3,271,007	$3,338,484	45.08%	$4,008,977	$4,031,807	53.23%
Freddie Mac	11,836,507	12,429,508	163.11	12,628,143	12,826,958	167.66
Ginnie Mae	12,871	12,979	0.18	18,459	18,572	0.25
All Others - PLMBS	91,454	107,889	1.26	110,006	133,182	1.46
Non-MBS, net (b)	1,097,752	1,076,266	15.13	1,122,315	1,099,505	14.90
Total Investment Debt Securities	$16,309,591	$16,965,126	224.75%	$17,887,900	$18,110,024	237.50%

Categorized as:

Available-for-Sale Securities	$3,435,945	$3,435,945		$2,653,418	$2,653,418

Held-to-Maturity Securities, net	$12,873,646	$13,529,181		$15,234,482	$15,456,606

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3	External Rating of the Held-to-Maturity Portfolio

	December 31, 2020
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$363	$11,684,817	$58,130	$7,486	$25,098	$11,775,894
State and local housing finance agency obligations	23,100	1,069,068	1,946	3,638	-	1,097,752

Total Long-term securities	$23,463	$12,753,885	$60,076	$11,124	$25,098	$12,873,646

	December 31, 2019
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$520	$14,003,384	$69,701	$9,049	$29,513	$14,112,167
State and local housing finance agency obligations	25,000	1,085,875	5,055	6,385	-	1,122,315

Total Long-term securities	$25,520	$15,089,259	$74,756	$15,434	$29,513	$15,234,482

See footnotes (a) and (b) under Table 4.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4	External Rating of the Available-for-Sale Portfolio

	December 31, 2020			December 31, 2019
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$3,435,945	$-	$3,435,945	$2,653,418	$-	$2,653,418

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5	Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2020		December 31, 2019
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$690,206	3.10%	$616,402	3.93%
Due after one year through five years	3,323,857	2.39	4,102,650	2.79
Due after five years through ten years	8,687,883	2.50	8,838,096	2.97
Due after ten years	2,279,164	1.47	3,129,733	2.59

Total mortgage-backed securities	$14,981,110	2.35%	$16,686,881	2.89%

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

Table 4.6	Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	December 31, 2020	December 31, 2019
Current face value of hedged CMBS	$1,259,000	$602,000
Partial-term hedge face value of hedged CMBS	$1,134,000	$532,000
Cumulative basis adjustment Gains (losses)	$44,052	$11,593
Interest rate swap contracts (par)	$1,134,000	$532,000

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, including unsecured overnight and term deposits and federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity. We also invest in a liquidity trading portfolio, consisting of U.S. treasury securities, with the objective of satisfying our liquidity requirements and expanding our choice of investing for liquidity.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $4.7 billion at December 31, 2020 and $15.0 billion at December 31, 2019. Resale agreements averaged $4.1 billion and $9.9 billion in the fourth quarter of 2020 and 2019, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $6.3 billion at December 31, 2020, and $8.6 billion at December 31, 2019, and averaged $8.8 billion and $9.0 billion in the fourth quarter of 2020 and 2019, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7	Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2020		December 31, 2019		Year ended December 31, 2020		Year ended December 31, 2019
Foreign Counterparties	S&P Rating	Moody's Rating	S&P Rating	Moody's Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end
Australia	AA-	AA3	AA-	AA3	$1,726,503	$1,795,000	$1,648,123	$1,870,000
Austria	A	A2	A	A2	546,940	-	563,630	-
Canada	A to AA-	A3 to AA2	A to AA-	A3 to AA2	2,819,167	3,115,000	2,910,110	2,755,000
Finland	AA-	AA3	AA-	AA3	390,150	-	225,959	1,000,000
France	A to A+	A1 to AA3	A to A+	A1 to AA3	858,115	500,000	894,466	-
Netherlands	A+	AA3	A+	AA3	804,352	870,000	798,608	500,000
Norway	AA-	AA2	AA-	AA2	524,833	-	430,562	100,000
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA2	322,773	-	664,068	-
Switzerland	A+	AA3	A+	A1	598,552	-	292,521	880,000
UK	A	A1	A	A2	25,301	-	15,644	-

Subtotal					8,616,686	6,280,000	8,443,691	7,105,000

USA	A- to AA-	A3 to AA2	A- to AA-	A3 to AA2	733,896	-	1,847,268	1,535,000
Total					$9,350,582	$6,280,000	$10,290,959	$8,640,000

(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties appear to have less demand at quarter-end than during the quarter.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8	Trading Securities

	Trading Securities
	December 31, 2020	December 31, 2019
Par value	$11,637,153	$15,232,900
Amortized cost	$11,655,374	$15,265,745
Carrying/Fair value	$11,742,965	$15,318,809

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9	Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2020	December 31, 2019
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$11,635,000	$15,230,000
Par amounts of interest rate swaps	$11,634,166	$15,230,000

(a)	Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.9 billion at December 31, 2020, a decrease of $265.8 million (net of acquisitions and paydowns) from the balance at December 31, 2019. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program). Serious delinquencies at December 31, 2020 were not materially different from prior periods, although we are seeing a rise in delinquencies. Rising delinquencies have resulted in increased credit losses under the CECL methodology. Allowance for credit losses was $7.1 million at December 31, 2020 compared to $9.1 million at September 30, 2020, $6.5 million at June 30, 2020, $3.5 million at March 31, 2020 and $0.7 million at December 31, 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. Section 4013 of the CARES Act provides optional, temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications for which borrowers were adversely affected by COVID-19 (hereinafter referred to as COVID-related modifications) granted to borrowers that were not more than 30 days past due on payments as of December 31, 2019. Specifically, the CARES Act provides that a financial institution may elect to suspend: (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States on March 13, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. In the second quarter of 2020, the FHLBanks elected to apply the TDR relief provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and the FHLBanks consider these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification under the FHLBanks’ existing accounting policies. Additionally, the FHLBanks continue to apply their delinquency, non-accrual loans, and charge-off policies during the forbearance plan period. The FHLBanks estimate the allowance for credit losses for COVID-related modifications in the same manner as other mortgage loans held for portfolio.

We have received requests from a small number of borrowers for forbearance, or deferral of their loan payments to us, driven or exacerbated by the economic impacts of the COVID-19 pandemic. Loan modification requests received have been limited, short-term and within terms allowable under the MPF program and these were not considered TDR. Based on outstanding principal balances as of the end of December 31, 2020, we have active short-term payment deferrals on approximately $250 thousand of MPF loans.

The aggregate amount of loans in forbearance including COVID-19 related delinquent loans at December 31, 2020 was approximately $105 million. Confirmation of forbearance terms and agreements remain under review, and the MPF provider is actively continuing to resolve status of COVID-19 and non-COVID related delinquent loans along with monitoring and confirmation of loans in forbearance status. Loans are well collateralized, and we have generally received contractual cash flows from servicers. Projected credit losses on the loans were not material. When loans are seriously delinquent (typically delinquent for 90-days or more), we cease to recognize interest income, reverse cash received and record a liability. Amounts reversed were not material. If such loans are past-due for 180 days or more, we will apply our standard charge-off policies and consider the value of collateral to process charge-offs. As collection of forbearance information is ongoing, we cannot say with certainty the aggregate amounts that are likely to be approved, other than to report that we do not expect its impact to be material to our financial statements and cash flows.

We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Life-time loan losses recorded at December 31, 2020 on such loans were not material. Serious delinquent triggers (90-days plus past due) at December 31, 2020 were not material.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1	MPF by Conventional and Insured Loans

	December 31, 2020	December 31, 2019
Federal Housing Administration and Veteran Administration insured loans	$198,795	$220,990
Conventional loans	2,707,676	2,953,015
Allowance for credit losses on mortgage loans (a)	(7,073)	(653)
MPF loans held-for-portfolio, net (b)	$2,899,398	$3,173,352

(a)	The FHLBanks’ methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.
(b)	Balances represent MPF portfolio; MAP portfolio balance of $0.3 million as of December 31, 2020 is not included.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 5.2	Geographic Concentration of MPF Loans

	December 31, 2020		December 31, 2019
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	70.8%	64.7%	68.6%	61.1%

(a)	MAP loans are not included in the above calculation.

Table 5.3	Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$264,322	9.24%
Teachers Federal Credit Union	243,599	8.51
Investors Bank	239,069	8.35
Sterling National Bank	186,289	6.51
Manasquan Bank	163,396	5.71
All Others	1,765,248	61.68

Total (a)	$2,861,923	100.00%

	December 31, 2019
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$331,970	10.61%
Investors Bank	296,289	9.47
Teachers Federal Credit Union	240,850	7.70
Sterling National Bank	219,814	7.03
New York Community Bank	219,729	7.03
All Others	1,819,092	58.16

Total	$3,127,744	100.00%

(a)	MAP unpaid principal balance of $0.3 million is not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $127.4 billion and $152.7 billion at December 31, 2020 and December 31, 2019.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $69.7 billion (par, $68.9 billion) at December 31, 2020, compared to $78.8 billion (par, $78.1 billion) at December 31, 2019. The carrying value of Consolidated obligation discount notes outstanding was $57.7 billion at December 31, 2020 and $74.0 billion at December 31, 2019.

Interest rate hedging — Significant amounts of CO bonds have been designated under an ASC 815 fair value accounting hedge. Also, certain CO bonds were hedged by interest rate swaps in economic hedges. From time to time, we have also hedged the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815. Certain CO bonds were elected under the FVO. As a result of hedging elections under ASC 815 and the elections under the FVO, carrying values of CO bonds included valuation basis adjustments. For more information about valuation basis adjustments on CO bonds, see Table 6.1 CO Bonds by Type.

From time to time, we hedge discount notes under ASC 815 fair value accounting; additionally, certain discount notes are also hedged under ASC 815 cash flow accounting hedge. Certain discount notes were elected under the FVO. As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 6.7 Discount Notes Outstanding. Also, see financial statements, Note 17. Derivatives and Hedging Activities.

Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations. Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S&P. Any rating actions on the U.S. Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any U.S. sovereign rating action.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $8.6 billion at December 31, 2020, $9.8 billion at September 30, 2020, $12.6 billion at June 30, 2020 and $8.2 billion at December 31, 2019.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1	CO Bonds by Type

	December 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$49,275,530	71.51%	$32,588,805	41.72%
Fixed-rate, callable	1,434,000	2.08	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	18,197,000	26.41	40,702,000	52.11

Total par value	68,906,530	100.00%	78,108,805	100.00%

Bond premiums	184,084		95,560
Bond discounts	(26,666)		(24,704)
Hedge valuation basis adjustments (a)	514,436		377,000
Hedge basis adjustments on de-designated hedges (b)	132,450		139,605
FVO (c) - valuation adjustments and accrued interest	5,464		67,043
Total Consolidated obligation-bonds	$69,716,298		$78,763,309

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR and OIS/FedFunds, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $514.4 million and $377.0 million at December 31, 2020 and 2019. The benchmark curves, specifically the forward LIBOR yield curve, declined sharply at December 31, 2020. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the decline in the forward curves caused valuation losses to increase. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at December 31, 2020 and 2019 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 6.2	CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	December 31, 2020	December 31, 2019
Qualifying hedges
Fixed-rate bullet bonds	$20,757,635	$11,802,950
Fixed-rate callable bonds	15,000	70,000
	$20,772,635	$11,872,950

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 6.3	CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2020	December 31, 2019
Bonds designated under FVO	$16,575,000	$12,067,000

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 6.4	Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2020	December 31, 2019
Bonds designated as economically hedged
Floating-rate bonds (a)	$10,875,000	$17,875,000
Fixed-rate bonds (b)	265,000	50,000
	$11,140,000	$17,925,000

(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and OIS-SOFR. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to indices (OIS-SOFR and OIS-FF) that met our asset/liability interest rate risk management objectives, mitigating the basis risk between the index attached to the debt and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5	CO Bonds — Maturity or Next Call Date

	December 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$46,411,150	67.36%	$63,261,595	80.99%
Due or callable after one year through two years	10,750,545	15.60	4,266,125	5.46
Due or callable after two years through three years	4,334,660	6.29	2,970,715	3.80
Due or callable after three years through four years	1,477,355	2.14	1,388,835	1.78
Due or callable after four years through five years	772,620	1.12	1,001,735	1.28
Thereafter	5,160,200	7.49	5,219,800	6.69

Total par value	$68,906,530	100.00%	$78,108,805	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6	Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2020	December 31, 2019
Callable	$1,434,000	$4,818,000
Non-Callable	$67,472,530	$73,290,805

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7	Discount Notes Outstanding

	December 31, 2020	December 31, 2019
Par value	$57,668,646	$74,094,586
Amortized cost	$57,642,972	$73,955,552
Hedge value basis adjustments (a)	321	(105)
FVO (b) - valuation adjustments and remaining accretion	15,545	3,758
Total discount notes	$57,658,838	$73,959,205
Weighted average interest rate	0.15%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $7.6 billion and $3.5 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2020 and 2019. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. Notional amounts elected under the FVO were $7.1 billion and $2.2 billion at December 31, 2020 and 2019. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 6.8	Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2020	December 31, 2019
Discount notes hedged under qualifying hedge	$7,564,742	$3,481,705

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.9	Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	December 31, 2020
Discount notes designated as economic hedges (a)	$149,718

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 6.10	Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2020	December 31, 2019
Discount notes designated under FVO (a)	$7,118,211	$2,182,845

(a)	For CO discount notes elected under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBank debt to be secured and credit related adjustments unnecessary.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.11	Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2020	December 31, 2019
Discount notes hedged under qualifying hedge (a)	$2,139,000	$2,664,000

(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.12 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2021.

Table 6.12	FHLBNY Ratings

		S&P			Moody's
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2020	July 21, 2020	AA+/A-1+	Stable/Affirmed	December 23, 2020	Aaa/P-1	Stable/Affirmed

2019	August 22, 2019	AA+/A-1+	Stable/Affirmed	October 23, 2019	Aaa/P-1	Stable/Affirmed

2018	August 2, 2018	AA+/A-1+	Stable/Affirmed	October 24, 2018	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $118.0 million at December 31, 2020 and $156.9 million at December 31, 2019. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $186.6 million at December 31, 2020 and $175.5 million at December 31, 2019. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1	Stockholders’ Capital

	December 31, 2020	December 31, 2019
Capital Stock (a)	$5,366,830	$5,778,666
Unrestricted retained earnings (b)	1,135,341	1,115,236
Restricted retained earnings (c)	774,275	685,798
Accumulated Other Comprehensive Income (Loss)	(19,747)	(47,805)
Total Capital	$7,256,699	$7,531,895

(a)	Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2020 has grown to $774.3 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter. By way of reference, if the Restricted retained earnings target was to be calculated at December 31, 2020, the target amount would be $1.3 billion based on the FHLBNY’s average consolidated obligations outstanding during the current quarter, as compared to actual Restricted retained earnings of $774.3 million at December 31, 2020. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 7.2	Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2020	December 31, 2019
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(5,588)	$(7,571)
Net market value unrealized gains (losses) on available-for-sale securities (b)	280,626	97,868
Net Fair value hedging gains (losses) on available-for-sale securities (b)	(44,052)	(11,593)
Net Cash flow hedging gains (losses) (c)	(207,204)	(94,516)
Employee supplemental retirement plans (d)	(43,529)	(31,993)
Total Accumulated other comprehensive income (loss)	$(19,747)	$(47,805)

(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).
(b)	Fair values of available-for-sale securities — Fair value amounts of $280.6 million and $97.9 million at December 31, 2020 and December 31, 2019 represent market value net unrealized gains of securities designated as AFS. Amounts of $44.1 million and $11.6 million at December 31, 2020 and December 31, 2019 represent hedging valuation basis losses of AFS securities designated in ASC 815 fair value hedges. The hedge valuation losses were due to changes in the benchmark rates, representing the risks being hedged. Hedging basis will reverse to zero if hedges are allowed to mature.
(c)	Cash flow hedging losses recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Rollforward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

Table 7.3	AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/ (losses) are recorded in AOCI.

	December 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(109,411)	(1,109)	(32,459)
Amount reclassified	-	1,352	-
Fair Value - closed contract	-	(3,520)	-
Ending balance	$(198,494)	$(8,710)	$(44,052)

Notional amount of swaps outstanding	$2,139,000	$-	$1,134,000

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$17,412	$(653)	$-
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	-	613	-
Fair Value - closed contract	-	(10,871)	-
Ending balance	$(89,083)	$(5,433)	$(11,593)

Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4	Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2020	December 31, 2019
Cash dividends paid per share	$5.74	$6.49
Dividends paid (a) (c)	$348,234	$365,636
Pay-out ratio (b)	78.72%	77.37%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2020 and December 31, 2019:

Table 8.1	Derivative Hedging Strategies — Advances

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$29,969	$32,336
		Economic	$1,237	$-
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$7,946	$8,366
Pay-fixed with embedded features, receive-float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair Value	$360	$20
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	$8,450	$-

Table 8.2	Derivative Hedging Strategies — Investments

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1,134	$532
		Economic	$11,634	$15,230

Table 8.3	Derivative Hedging Strategies — Consolidated Obligation Bonds

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$20,758	$11,803
		Economic	$16,840	$9,075
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$15	$70
		Economic	$-	$3,042
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable-rate to a different variable-rate index.	Economic	$10,875	$17,875
Forward-starting interest rate swap	Locks in the cost of funding on anticipated issuance of debt.	Cash Flow	$-	$89

Table 8.4	Derivative Hedging Strategies — Consolidated Obligation Discount Notes

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$7,565	$3,482
		Economic	$7,268	$2,183
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest-rate sensitivity.	Cash Flow	$2,139	$2,664

Table 8.5	Derivative Hedging Strategies — Balance Sheet

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$800	$800

Table 8.6	Derivative Hedging Strategies — Intermediation

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$888	$1,072

Table 8.7	Derivative Hedging Strategies — Stand-Alone

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020 Notional Amount (in millions)	December 31, 2019 Notional Amount (in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$10	$45

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8	Derivatives Counterparty Credit Ratings

	December 31, 2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$28,880	$(18,385)	$10,495	$-	$10,495
Cleared derivatives assets (d)	20,297,279	1,670	-	1,670	43,519	45,189
	22,812,279	30,550	(18,385)	12,165	43,519	55,684
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	10,000	(300)	300	-	-	-
Triple B liability (c)	2,833,000	(305,483)	309,300	3,817	-	3,817
Cleared derivatives liability (d)	94,431,914	-	-	-	586,853	586,853
	97,274,914	(305,783)	309,600	3,817	586,853	590,670
Total derivative positions with non-member counterparties to which the Bank had credit exposure	120,087,193	(275,233)	291,215	15,982	630,372	646,354
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	444,000	20,659	-	20,659	(20,659)	-
Delivery commitments
Derivative position with delivery commitments	9,777	28	-	28	(28)	-
Total derivative position with members	453,777	20,687	-	20,687	(20,687)	-
Total	$120,540,970	$(254,546)	$291,215	$36,669	$609,685	$646,354
Derivative positions without credit exposure	7,346,674
Total notional	$127,887,644

	December 31, 2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$25,000	$6	$-	$6	$-	$6
Single A asset (c)	4,415,000	122,157	(4,400)	117,757	(105,667)	12,090
Cleared derivatives assets (d)	80,839,066	15,111	85,241	100,352	251,177	351,529
	85,279,066	137,274	80,841	218,115	145,510	363,625
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,270,446	(43,240)	47,310	4,070	-	4,070
Triple B liability (c)	2,893,000	(128,059)	134,250	6,191	-	6,191
	7,163,446	(171,299)	181,560	10,261	-	10,261
Total derivative positions with non-member counterparties to which the Bank had credit exposure	92,442,512	(34,025)	262,401	228,376	145,510	373,886
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	536,000	9,467	-	9,467	(9,467)	-
Delivery commitments
Derivative position with delivery commitments	44,768	104	-	104	(104)	-
Total derivative position with members	580,768	9,571	-	9,571	(9,571)	-
Total	$93,023,280	$(24,454)	$262,401	$237,947	$135,939	$373,886
Derivative positions without credit exposure	15,659,413
Total notional	$108,682,693

(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At December 31, 2020 and 2019, we had pledged $630.4 million and $251.2 million in marketable securities. No cash was posted on cleared swaps at December 31, 2020; $85.2 million was posted at December 31, 2019.

Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt

Our primary source of liquidity is the issuance of Consolidated Obligation bonds and discount notes. To refinance maturing Consolidated obligations, we rely on the willingness of our investors to purchase new issuances. We have access to the discount note market, and the efficiency of issuing discount notes is an important source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities. Member deposits and capital stock purchased by members are also sources of funds. Short-term unsecured borrowings from other FHLBanks and in the federal funds market, as well as secured borrowings in the repo market provide additional sources of liquidity. In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of Consolidated obligations from the FHLBanks. Our liquidity position remains in compliance with all regulatory requirements and management does not foresee any changes to that position.

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

Liquidity Management

We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost ready liquidity to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act, an Advisory Bulletin and policies developed by management and approved by our Board of Directors. The applicable liquidity requirements are described in the next four sections.

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

Table 9.1	Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2020	$1,698	$84,479	$82,781
September 30, 2020	1,553	96,315	94,762
June 30, 2020	1,532	111,263	109,731
March 31, 2020	1,229	90,508	89,279
December 31, 2019	1,271	84,245	82,974

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2	Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2020	$9,367	$27,629	$18,262
September 30, 2020	11,786	27,822	16,036
June 30, 2020	21,874	29,604	7,730
March 31, 2020	17,786	33,910	16,124
December 31, 2019	17,138	35,360	18,222

Contingency Liquidity. The Bank holds “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt markets for at least five business days. Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a NRSRO. We consistently exceed the minimum requirements for contingency liquidity. Contingency liquidity is measured daily. We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

Table 9.3	Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2020	$3,448	$24,494	$21,046
September 30, 2020	4,207	24,714	20,507
June 30, 2020	4,149	25,978	21,829
March 31, 2020	4,568	29,883	25,315
December 31, 2019	4,764	30,966	26,202

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

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 requires the Bank to maintain between 10 and 30 business days of positive cash flow assuming all advances renew. The Advisory Bulletin also requires us to hold liquidity in a range between 1% and 20% of the notional of our outstanding standby financial letters of credit. In addition, the Advisory Bulletin provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20% of total assets) and one-year (-25% to -35% of total assets) maturity horizons. The FHFA has communicated specific initial liquidity levels to be maintained within these ranges in an accompanying supervisory letter and may provide updated guidance in future supervisory letters. We remain in compliance with the Advisory Bulletin and all Liquidity regulations.

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

Cash flows

Cash and due from Banks was $1.9 billion at December 31, 2020 and $0.6 billion at December 31, 2019. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

Cash flows provided by/ (used in) operating activities — Operating assets and liabilities support our lending activities to members, and can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, our investment strategies, and market conditions. Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of Consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Net cash used in operating activities in the twelve months ended December 31, 2020 were outflows of $97.2 million and inflows of $14.6 million in the prior year. By way of comparison, Net income was $442.4 million in the twelve months ended December 31, 2020 and $472.6 million in the prior year. Outflows in operating cash flows in 2020 were due to three primary factors. First, changes in fair values on derivatives and hedging activities in the Statements of Cash Flows reported negative adjustments to operating cash flow of $488.4 million in 2020, compared to $249.5 million in 2019; in both years, the negative cash outflows were due to increase in variation margin posted on derivative contracts; variation margin increased with the increase in the notional amounts of derivatives utilized at December 31, 2020. Second, we reported negative adjustments to operating cash flows of $72.8 million and $51.3 million to recognize unrealized valuation gains on U.S. Treasury securities at December 31, 2020 and 2019. Third, we adjust discount note accretion expense in operating cash flows with an offset to financing activities in the Statements of Cash flows on discount notes in the year they mature. The net adjustment to accretion expense was larger in 2020, causing Net premiums and discounts to record negative operating cash flows of $238.7 million in 2020, compared to negative $88.7 million in 2019.

Cash flows provided by/ (used in) investing activities — Investing activities resulted in $26.8 billion in net cash inflows in the twelve months ended December 31, 2020, compared to $16.6 billion in net cash outflows in the same period in 2019. In 2020, Securities purchased under agreements to resell and federal funds sold declined; investments in U.S. Treasury securities declined.

Cash flows provided by/ (used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $25.4 billion in the twelve months ended December 31, 2020 compared to net inflows of $17.1 billion in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4	Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Outstanding at end of the period (a)	$57,658,838	$73,959,205	$30,772,940	$48,087,050
Weighted-average rate at end of the period (b)	0.15%	1.60%	0.12%	1.74%
Average outstanding for the period (a)	$74,759,309	$58,317,547	$35,920,800	$46,409,731
Weighted-average rate for the period	0.51%	2.15%	0.84%	2.25%
Highest outstanding at any month-end (a)	$90,249,660	$73,959,205	$52,277,550	$51,728,000

(a)	Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.
(b)	Weighted-average rate is calculated on outstanding balances at period-end.

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

Table 9.5	FHFA MBS Limits

	December 31, 2020		December 31, 2019
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	206%	300%	220%	300%

Table 9.6	Core Mission Achievement

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

	December 31, 2020	December 31, 2019
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$107,681,243	$95,615,681
Mortgage Loans	3,082,252	2,963,520
Total Primary Mission Assets	$110,763,495	$98,579,201
Total Consolidated Obligations	$147,104,411	$135,589,946
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$12,619,764	$8,915,081

Core Mission Achievement Ratio	82%	78%
Target Ratio	70%	70%

(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, or human factors, or from external events.  Operational risk is inherent in our business activities and, as with other risk types, is managed through an overall framework designed to balance strong management oversight with well-defined independent risk management.  This framework includes: policies and procedures for managing operational risks; recognized ownership of the risk by the business; a compliance group that evaluates compliance with board and regulatory policies, including the evaluation and reporting of operational risk incidents, and an internal audit function, which regularly reports directly to the Audit Committee of the Bank’s Board of Directors regarding compliance with policies and procedures, including those related to managing operational risks.

Information Security and Business Continuity. The Bank has an Information Security Department that is responsible for the policy, procedures, reviews, education, and management of the information security program. The Bank also has a department that is responsible for the overall business continuity program, which includes training, testing, coordination, and continual updates. Information security and the protection of confidential customer data, and business continuity are priorities for the FHLBNY, and we have implemented processes that will help secure confidential data and continuity of operations. The information security program is reviewed and enhanced periodically to address emerging threats to data integrity and cyber attacks.  The business continuity program includes annual testing of our capabilities. Results of business continuity testing and information security are routinely presented to senior management of the FHLBNY and its Board of Directors.

The FHLBNY’s Information Technology group maintains and regularly reviews controls to ensure that technology assets are well managed and secure from unauthorized access and in accordance with approved policies and procedures.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2020, 2019 and 2018. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates.

Net Income

Interest income from advances is the principal source of revenue. Other sources of revenue are interest income from investment debt securities, liquidity trading securities, mortgage loans in the MPF portfolio, securities purchased under agreements to resell and federal funds sold. Fair value gains and losses on liquidity trading securities and equity investments also impact Net income. The primary expense is interest paid on Consolidated obligation debt. Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1	Principal Components of Net Income

	Years ended December 31,
	2020	2019	2018
Total interest income	$1,933,865	$3,780,946	$3,586,484
Total interest expense	1,180,909	3,113,856	2,789,459
Net interest income before provision for credit losses	752,956	667,090	797,025
Provision (Reversal) for credit losses	3,721	(142)	(371)
Net interest income after provision for credit losses	749,235	667,232	797,396
Total other income (loss)	(50,819)	33,888	(23,871)
Total other expenses	206,851	175,980	150,665
Income before assessments	491,565	525,140	622,860
Affordable Housing Program Assessments	49,180	52,552	62,382
Net income	$442,385	$472,588	$560,478

Net Income — 2020 Vs. 2019

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income was $442.4 million in 2020, a decrease of $30.2 million, or 6.4% compared to 2019. Summarized below are the primary components of our Net income:

Net interest income was $753.0 million in 2020, an increase of $85.9 million, or 12.9% compared to 2019. Net interest spread was 43 basis points for 2020 compared to 35 basis points for 2019. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $50.8 million in 2020 compared to a gain of $33.9 million in 2019.

●	Service fees and other were $17.9 million in 2020 compared to $18.2 million in 2019. Service fees and others are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported a net valuation gain of $0.1 million in 2020 compared to a net loss of $4.1 million in 2019. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.10 Other Income (Loss) and accompanying discussions in this MD&A.

●	Derivative activities reported a charge to Other income of $151.7 million in 2020, compared to a charge of $40.7 million in 2019. The charges included net accrued interest expense on standalone swaps of $93.7 million and $12.5 million in 2020 and 2019, respectively. Fair value losses on standalone swaps hedging U.S. Treasury securities were $80.7 million and $33.2 million in 2020 and 2019, respectively. We also recorded net fair value gains of $16.7 million and $3.5 million in 2020 and 2019, respectively, on standalone swaps designated primarily to mitigate basis risks on certain advances and bonds. Also see Table 10.12 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net gains of $72.8 million in 2020 compared to net gains of $51.3 million in 2019.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net gains of $9.8 million in 2020 that was slightly lower than 2019.

Other expenses were $206.9 million in 2020, compared to $176.0 million in 2019. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $69.8 million in 2020, up from $62.8 million in 2019.
●	Compensation and benefits expenses were $100.2 million in 2020, up from $88.2 million in 2019. This was driven by additions of staff to support of our long-term technology enhancement effort.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $19.4 million in 2020 compared to $16.8 million in 2019.
●	Other expenses were $17.5 million in 2020 compared to $8.3 million in 2019. In 2020, Other expenses included $8.0 million in cash grants to assist small business impacted by the COVID-19 pandemic.

Affordable Housing Program Assessments (AHP) allocated from Net income were $49.2 million in 2020, compared to $52.6 million in 2019. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — 2019 Vs. 2018

Net income in 2019 was $472.6 million, a decrease of $87.9 million, or 15.7%, compared to 2018.

Net interest income in 2019 was $667.1 million, a decrease of $129.9 million, or 16.3%. Net interest spread was 35 basis points in 2019, compared to 42 basis points in 2018. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in 2019 was a gain of $33.9 million, compared to a loss of $23.9 million in 2018.

The primary changes year-over-year were contributed by net realized and unrealized gains of $51.3 million on trading securities (held for liquidity) in 2019, compared to $3.2 million in 2018.

Other expenses were $176.0 million in 2019, compared to $150.7 million in 2018. Operating expenses were $62.8 million in 2019, up from $47.9 million in 2018. Compensation and benefits were $88.2 million in 2019, up from $79.0 million in 2018 due to increase in head count. Other expenses were $8.3 million in 2019 and $8.0 million in 2018.

AHP assessments allocated from Net income were $52.6 million in 2019 and $62.4 million in 2018.

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

The following table summarizes Net interest income (dollars in thousands):

Table 10.2	Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2020	2019	2018	2020	2019
Total interest income (a)	$1,933,865	$3,780,946	$3,586,484	(48.85)%	5.42%
Total interest expense (a)	1,180,909	3,113,856	2,789,459	(62.08)	11.63
Net interest income before provision for credit losses	$752,956	$667,090	$797,025	12.87%	(16.30)%

(a)	Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.8 and accompanying discussions

Net Interest Income — 2020 Vs. 2019

Our 2020 results were impacted by the March 2020 rate cuts. The Federal Reserve decreased its benchmark short-term interest rate to a range of 0-0.25%, a decrease of 150 basis points. These decreases were in addition to the three rate cuts implemented during 2019 (225 basis points in total).

Given the relationship between our interest-sensitive assets and liabilities, decreases in short-term interest rates generally result in an overall decrease in our net interest margin, although the magnitude of the impact to our net interest margin depends on the yields on interest-earning assets relative to the cost of interest-bearing liabilities and yields earned on capital. Conversely, any increases in short-term interest rates generally have a positive impact on our net interest margin.

Financial markets in the third and fourth quarter exhibited less volatility after a tumultuous and challenging environment starting in March 2020. The Fed has continued to provide support to the economy and financial markets; interest rates remain very low. Our interest revenues and interest expenses have declined in 2020, relative to last year. The Fed’s acquisition program in the agency-issued mortgage-backed securities market has driven up pricing and limited the opportunities for acquiring investments that would meet our risk/reward targets. Spreads remain very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs.

2020 Net interest income, before loan loss provisions, was $753.0 million, an increase of $85.9 million, or 12.9% from the prior year. Primary driver was higher earning assets, specifically advances. Net interest income during the quarters in 2020 were strong, despite the volatility in the financial markets: $152.8 million in the first quarter; $229.7 million in the second quarter; $180.8 million in the third quarter and $189.7 million in the fourth quarter. Fourth quarter 2020 net interest benefitted from $30.2 million in prepayment fees. Absent the fees, net interest income declined due to lower average earning assets, specifically lower advance balances in the quarter due to advance prepayments. Prepayment fees recorded in the fourth quarter offset the full impact of declining net interest income and margin.

Net interest income grew in the middle two quarters largely driven by spreads earned from the increase in advance volume at the onset of COVID-19 in March 2020. Margins also benefitted by the decline in debt expense in 2020. CO debt costing expense and yields declined in part due to a shift to greater use of discount notes to fund short-maturity assets, and in part due to advantageous pricing of CO discount notes. In 2020, CO discount notes funded 47.3% of our earning assets, up from 40.3% in the prior year (calculations are based on average balances). Discount note costing yield was 57 basis points in 2020, down from 221 basis points in the prior year. In the current volatile market, investor demand for FHLBank issued high-quality CO discount notes pushed yields down, resulting in favorable spreads and favorable funding through most of 2020.

Margins widened favorably between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 48 basis points in 2020, compared to 46 basis points in the prior year. Net interest spread in 2020 was 43 basis points, representing the yield from earning assets minus interest paid on costing liabilities. In the prior year, the net interest spread was 35 basis points. Spreads earned in the 2020 quarters were consistently strong, despite the volatility in financial markets: 31 basis points in pre-COVID-19 first quarter; 49 basis points in the second quarter; 43 basis points and 50 basis points in the third and fourth quarters, respectively. Fourth quarter 2020 net interest income benefitted from significant prepayment fees of $30.2 million.

Volume related increases in earning assets and changes in funding mix made a favorable impact of $91.6 million to margin, partly offset by decline of $5.8 million due to yield-related adverse changes. Average interest-earning assets was $157.9 billion in 2020, compared to $144.6 billion in the prior year, the growth driven by significant increase in advances at the outset of COVID-19. However, starting late in the second quarter of 2020, advance balances began to decline, gradually at first, when members did not roll over maturing short-term funds and began to prepay advances, followed by significant prepayments late in the fourth quarter. The decline adversely impacted fourth quarter 2020 net interest income. We ended 2020 with par advances at $90.7 billion, compared to $100.4 billion when we began the year. Average advance balance was $109.1 billion in 2020, up from $95.8 billion average in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, increased to $8.0 billion in 2020, up from $7.3 billion in the prior year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in 2020 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlements, and to a much lesser extent the fair values on swaps designated in ASC 815 hedging relationships, recorded a loss of $298.5 million in 2020. In the prior year, a net favorable contribution of $162.8 million was recorded. In both years, hedging losses and gains were largely driven by net interest settlements and the impact of fair values of hedged assets and liabilities minus the fair values of hedging derivatives was not material. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. The declining benchmark interest rate indices have driven down the benchmark-indexed cash flows received on fair value hedges of advances, such that the net cash flows we received were less than the fixed-rate cash flows paid on the swap contracts. While the declining benchmarks had a favorable impact on benchmark-indexed cash flows paid on swaps hedging debt, the favorable impact was not as significant. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Net Interest Income — 2019 Vs. 2018

2019 Net interest income declined by $129.9 million, or 16.3% from the prior year. The decline in net interest income and margin was due to three primary factors. Lower advance balances in 2019, relative to 2018 negatively impacted net interest income. The funding environment in 2019 was generally less favorable, resulting in a higher cost of funding on a spread basis. Finally, management’s decision to lower advances pricing spreads for 2019 reduced yields and revenues. Additionally, beginning in 2019 we stopped acquiring LIBOR-indexed floating-rate MBS as a policy decision to restrain growth of LIBOR assets. Acquisition of fixed-rate MBS was also constrained due to tight pricing and relatively lower yields. Such constraints had a negative impact on margins, spreads, and revenues. Increased investments in U.S. Treasury securities for liquidity management purposes and overnight repurchase agreements made a positive contribution to net interest income, although margins were quite low.

In summary in 2019, volume-related declines in assets and funding mix made an unfavorable impact of $32.4 million on net interest income. Average interest-earning assets totaled $144.6 billion in 2019, compared to $154.1 billion in 2018. Yield related changes also resulted in an unfavorable impact of $97.5 million on net interest income in 2019. Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 35 basis points in 2019, compared to 42 basis points in 2018. The impact of net interest settlements (interest accruals) on swaps hedging assets and liabilities under ASC 815 were favorable to net interest income, contributing $162.8 million and $144.4 million to interest accruals in 2019 and 2018, respectively.

Impact of Qualifying Hedges on Net Interest Income — 2020, 2019 and 2018

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3	Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Years ended December 31,
	2020	2019	2018
Interest income	$2,303,422	$3,609,475	$3,396,087
Fair value hedging effects	(401)	863	-
Amortization of basis	(557)	(56)	88
Interest rate swap accruals	(368,599)	170,664	190,309
Reported interest income	1,933,865	3,780,946	3,586,484

Interest expense	1,255,874	3,109,530	2,749,302
Fair value hedging effects	763	2,001	-
Amortization of basis	(5,626)	(5,558)	(5,729)
Interest rate swap accruals	(70,102)	7,883	45,886
Reported interest expense	1,180,909	3,113,856	2,789,459
Net interest income	$752,956	$667,090	$797,025
Net interest adjustment - interest rate swaps	$(294,592)	$167,145	$150,240

Spread and Yield Analysis — 2020, 2019 and 2018

Table 10.4	Spread and Yield Analysis

	Years ended December 31,
	2020			2019			2018
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$109,116,805	$1,166,745	1.07%	$95,837,983	$2,526,662	2.64%	$107,970,634	$2,522,040	2.34%
Interest bearing deposits and others	1,483,314	3,615	0.24	243,800	4,561	1.87	21,240	420	1.98
Federal funds sold and other overnight funds	13,726,052	63,364	0.46	18,570,561	406,953	2.19	21,125,197	390,619	1.85
Investments
Trading securities	13,336,034	221,780	1.66	9,155,523	215,583	2.35	3,585,110	74,412	2.08
Mortgage-backed securities
Fixed	11,235,921	315,731	2.81	10,109,341	310,849	3.07	8,700,768	260,608	3.00
Floating	4,780,783	55,586	1.16	6,499,680	181,330	2.79	8,616,252	209,447	2.43
State and local housing finance agency obligations	1,111,139	15,047	1.35	1,148,680	33,620	2.93	1,184,453	31,329	2.65
Mortgage loans held-for-portfolio	3,122,825	91,964	2.94	3,008,225	101,223	3.36	2,898,749	97,479	3.36
Loans to other FHLBanks	2,049	33	1.61	6,904	165	2.39	6,671	130	1.95

Total interest-earning assets	$157,914,922	$1,933,865	1.22%	$144,580,697	$3,780,946	2.62%	$154,109,074	$3,586,484	2.33%

Funded By:
Consolidated obligation bonds
Fixed	$35,846,973	$467,820	1.31%	$29,764,963	$707,408	2.38%	$26,650,358	$556,003	2.09%
Floating	37,250,201	280,094	0.75	47,906,230	1,090,759	2.28	66,878,818	1,252,229	1.87
Consolidated obligation discount notes	74,759,309	428,864	0.57	58,317,547	1,291,576	2.21	51,656,594	960,833	1.86
Interest-bearing deposits and other borrowings	1,439,485	3,896	0.27	1,132,147	23,734	2.10	1,035,303	19,430	1.88
Mandatorily redeemable capital stock	4,318	235	5.44	5,973	379	6.35	13,962	964	6.90

Total interest-bearing liabilities	149,300,286	1,180,909	0.79%	137,126,860	3,113,856	2.27%	146,235,035	2,789,459	1.91%

Other non-interest-bearing funds	638,162	-		181,382	-		100,509	-
Capital	7,976,474	-		7,272,455	-		7,773,530	-

Total Funding	$157,914,922	$1,180,909		$144,580,697	$3,113,856		$154,109,074	$2,789,459

Net Interest Income/Spread		$752,956	0.43%		$667,090	0.35%		$797,025	0.42%

Net Interest Margin
(Net interest income/Earning Assets)			0.48%			0.46%			0.52%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, OIS/FF or OIS/SOFR) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis — 2020, 2019 and 2018

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5	Rate and Volume Analysis

	For the years ended
	December 31, 2020 vs. December 31, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$310,745	$(1,670,662)	$(1,359,917)
Interest bearing deposits and others	5,967	(6,913)	(946)
Federal funds sold and other overnight funds	(85,347)	(258,242)	(343,589)
Investments
Trading securities	80,842	(74,645)	6,197
Mortgage-backed securities
Fixed	32,958	(28,076)	4,882
Floating	(39,229)	(86,515)	(125,744)
State and local housing finance agency obligations	(1,065)	(17,508)	(18,573)
Mortgage loans held-for-portfolio	3,744	(13,003)	(9,259)
Loans to other FHLBanks	(90)	(42)	(132)

Total interest income	308,525	(2,155,606)	(1,847,081)

Interest Expense
Consolidated obligation bonds
Fixed	124,223	(363,811)	(239,588)
Floating	(202,110)	(608,555)	(810,665)
Consolidated obligation discount notes	289,773	(1,152,485)	(862,712)
Deposits and borrowings	5,110	(24,948)	(19,838)
Mandatorily redeemable capital stock	(95)	(49)	(144)

Total interest expense	216,901	(2,149,848)	(1,932,947)

Changes in Net Interest Income	$91,624	$(5,758)	$85,866

	For the years ended
	December 31, 2019 vs. December 31, 2018
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(300,400)	$305,022	$4,622
Interest bearing deposits and others	4,164	(23)	4,141
Federal funds sold and other overnight funds	(50,692)	67,026	16,334
Investments
Trading securities	129,927	11,244	141,171
Mortgage-backed securities
Fixed	43,049	7,192	50,241
Floating	(56,079)	27,962	(28,117)
State and local housing finance agency obligations	(968)	3,259	2,291
Mortgage loans held-for-portfolio	3,685	59	3,744
Loans to other FHLBanks	5	30	35

Total interest income	(227,309)	421,771	194,462

Interest Expense
Consolidated obligation bonds
Fixed	69,107	82,298	151,405
Floating	(398,805)	237,335	(161,470)
Consolidated obligation discount notes	133,427	197,316	330,743
Deposits and borrowings	1,912	2,392	4,304
Mandatorily redeemable capital stock	(513)	(72)	(585)

Total interest expense	(194,872)	519,269	324,397

Changes in Net Interest Income	$(32,437)	$(97,498)	$(129,935)

Interest Income — 2020, 2019 and 2018

Interest income from advances is our principal source of interest income. We also earn interest income from investments in mortgage-backed securities, mortgage loans held-for-portfolio, U.S. Treasury securities held for liquidity, and federal funds and repurchase agreements held for liquidity. Changes in both interest rate and intermediation volume (average interest-yielding assets) explain the change in the current year compared to the prior year.

Reported interest income includes the impact of ASC 815 qualifying hedges. Although, the fair value impact of hedging (fair value of hedged items minus the fair value of hedging derivatives) was not significant, a reflection of highly-effective hedging relationships, swap interest settlements (interest accruals) have been significant and have fluctuated in the volatile interest rate environment. Certain fixed-rate advances and certain fixed-rate MBS have been elected as the hedged items under ASC 815 fair value hedges. The hedging relationships have synthetically converted the fixed-rate cash flows to floating-rate, indexed primarily to short-term benchmark indices, SOFR LIBOR and Fed funds, although we are transitioning away from LIBOR. The interest settlements (swap accruals) and fair value changes of hedged advances and MBS minus fair values of the hedging swaps are included in reported Interest income.

Reported interest income also includes prepayment fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6	Interest Income — Principal Sources

	Years ended December 31,			Percentage	Percentage
				Change	Change
	2020	2019	2018	2020	2019
Interest Income
Advances	$1,166,745	$2,526,662	$2,522,040	(53.82)%	0.18%
Interest-bearing deposits	3,615	4,561	420	(20.74)	985.95
Securities purchased under agreements to resell	28,573	178,565	78,341	(84.00)	127.93
Federal funds sold	34,791	228,388	312,278	(84.77)	(26.86)
Trading securities	221,780	215,583	74,412	2.87	189.72
Mortgage-backed securities
Fixed	315,731	310,849	260,608	1.57	19.28
Floating	55,586	181,330	209,447	(69.35)	(13.42)
State and local housing finance agency obligations	15,047	33,620	31,329	(55.24)	7.31
Mortgage loans held-for-portfolio	91,964	101,223	97,479	(9.15)	3.84
Loans to other FHLBanks	33	165	130	(80.00)	26.92

Total interest income	$1,933,865	$3,780,946	$3,586,484	(48.85)%	5.42%

Interest Income — 2020 Vs. 2019

Our interest revenues are generated from an asset mix of long-term assets, such as fixed-rate advances, long-term fixed- and floating-rate investments, long-term 15-year and 30-year mortgage loans, and revenues generated from portfolios of overnight and short-term assets and U.S. Treasury securities held for liquidity.

In response to macroeconomic concerns resulting from the COVID-19 pandemic, the Federal Reserve decreased its benchmark short-term interest rate in March 2020 to a range of 0.0% to 0.25%, a decrease of 150 basis points. In subsequent meetings through the fourth quarter of 2020, the Federal Reserve has maintained its target rates as unchanged. These decreases were in addition to the three rate cuts implemented during calendar 2019. Our overnight and short-term advances and assets and floating-rate investments are particularly sensitive to changes in market yields, and such assets have rapidly repriced to lower market yields in each successive 2020 quarter.

Interest income in 2020 was $1.9 billion, a decline of $1.8 billion, or 48.9 % compared to the prior year. To provide context, interest expense declined by 62.1% compared to the prior year.

Interest revenues earned from higher balance sheet earning assets (primarily the increase in volume of advance business) made a small favorable revenue increase of $308.5 million, offset entirely by yield (rate) related revenue decline of $2.2 billion. In successive 2020 quarters, we have reported declining interest revenues: first quarter revenue was $740.1 million; second quarter was $502.3 million; third and fourth quarter revenues were $354.7 million and $336.8 million, respectively.

Yields earned on assets declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield earned on earning assets in 2020 was 122 basis points, compared to 262 basis points in the prior year. In successive 2020 quarters, earned yields have declined. Interest income yielded 190 basis points in the first quarter of 2020, 116 basis points in the second quarter, and 90 basis points and 93 basis points in the third and fourth quarters, respectively, illustrating the impact to our yields due to the dramatic and rapid decline in rates triggered by Federal Reserve’s accommodative fiscal relief measures.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Advance — Interest income from advances declined by 53.8% in 2020, compared to the prior year.

Advance transaction volume, as measured by average balance, was $109.1 billion in 2020, compared to $95.8 billion in the prior year. The pre-pandemic par balance of $93.0 billion at February 2020, surged to $134.4 billion at March 31, 2020, a 44.5% increase within a few weeks. However, soon after, advance balances began to decline, gradually at first, when members did not roll over maturing short-term funds and prepaid advances ahead of maturities, followed by significant prepayments late in the fourth quarter. We ended the year with par advances at $90.7 billion, compared to $100.4 billion at the beginning of the year.

Higher transaction volume in 2020 resulted in a favorable impact of $310.7 million on interest income from advances, relatively small compared to $1.7 billion decline in interest income due to the very low prevailing market yields. In summary, declining market interest rates negatively impacted yields earned from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Advances yielded 107 basis points in 2020, down from 264 basis points in the prior year. Yields declined through the quarters in 2020: 182 basis points and 105 basis points in the first and second quarters, respectively; and, 70 basis points and 74 basis points in the third and fourth quarters, respectively. Prepayment fee recorded in Interest income from advances was $45.3 million in 2020, up from $23.7 million in the prior year.

Declining benchmark rates (LIBOR, SOFR and FF-OIS) caused swap interest settlement cash flows to turn negative in 2020, reducing interest income earned on fixed-rate advances net of the hedging effects that synthetically converted the fixed yield to a variable yield. Swap interest settlements on swaps hedging fixed-rate advances recorded a net loss of $360.0 million in 2020, compared to a net positive contribution of $170.5 million in the prior year. In a fair value hedge of advances under ASC 815, we pay to swap counterparties fixed-rate coupons; in exchange, we received the declining floating-rate cash flows, negatively impacting yields, although preserving our hedging objectives of converting fixed cash flows to variable cash flows. The impact on interest income from changes in fair values in the ASC 815 hedging was not material in 2020 and 2019.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from inventorying highly-liquid portfolios of investments to meet liquidity regulatory requirements. Interest income from overnight invested funds, specifically federal funds sold and repurchase agreements, declined due to lower invested balances and sharp declines in market yields in 2020 compared to the prior year. Investments in federal funds and repurchase agreements yielded 46 basis points in aggregate in 2020, compared to 219 basis points in the prior year. Interest income from fixed-rate U.S. Treasury securities was $221.8 million in 2020, up from $215.6 million in the prior year benefiting from higher average invested balances; although yields declined to 166 basis points, compared to 235 basis points in the prior year. The lower yields on the fixed-rate securities reflected lower yields on new acquisitions. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives; securities are not acquired for speculative purpose.

The earnings impact due to changes in market values of the securities outstanding (unrealized gains and losses) and realized gains and losses on securities sold are recorded in Other income (below the margin) and are noted in Table 10.11 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income, and discussions thereto. Fixed-rate treasury securities are hedged under economic hedges utilizing swap contracts to synthetically convert fixed cash flows to variable cash flows. The interest settlements on the swaps and changes in the fair values of the swap contracts are recorded in Other income (below the margin); our accounting policies require us to record in Other income the cash flows and fair values on hedging that do not qualify under ASC 815 hedging (economic hedges).

Mortgage-backed-securities

Interest income from floating-rate MBS declined by 69.3% year-over-year in line with falling rates and declining inventory. By policy, no floating-rate LIBOR-indexed MBS are being acquired, a decision driven by our goal to reduce our inventory of LIBOR-indexed instruments. Until GSE-issued floating-rate SOFR-indexed MBS become widely traded, we will likely continue to see declining balances of variable-rate MBS.

Interest income from fixed-rate MBS increased a little in 2020 relative to the prior year, benefitting from increase in invested balances, partly offset by decline in interest revenues due to lower aggregate yield, which was 281 basis points in 2020, down from 307 basis points in the prior year. Our acquisitions of fixed-rate MBS have been constrained. The Federal Reserve purchases of Fannie and Freddie securities have driven down yields, so that target acquisitions would not always meet our risk/reward targets. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $11.2 billion in 2020, compared to $10.1 billion in the prior year.

In 2020, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in fair values in the ASC 815 hedging was not material in 2020 and 2019.

Mortgage loans held-for-portfolio — Interest income from mortgage loans (MPF program) was $92.0 million in 2020, compared to $101.2 million in the prior year. Investment volume has remained almost flat, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $3.1 billion, yielding 294 basis points in 2020, compared to 336 basis points in the prior year. In the declining interest rate environment, we are observing elevated levels of prepayments, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $13.2 million in 2020, compared to net amortization of $6.3 million in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Critical Accounting Policies and Estimates, we have implemented a new mortgage program, the Mortgage Asset Program sm (MAP) and plan to roll it out fully in late March 2021. At December 31, 2020, mortgage loans under MAP were $0.3 million. Effective March 31, 2021, we will cease to accept mortgage commitments to purchase loans under the MPF program; the MAP will become our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual and customary agreements and contracts.

Interest Income — 2019 Vs. 2018

Interest income was higher in 2019 by $194.5 million, or 5.4%, in 2019, compared to 2018. In the first six months of 2019, interest income grew 21.8% compared to the same six month period in 2018, despite the effects of lower pricing on advances and declining advance balances, the increase in interest income primarily driven by higher market yields earned in the 2019 periods prior to FOMC rate cuts in July and September 2019. In the last six months of 2019, interest income declined by 8.6%, compared to the same last six months in 2018. FOMC rate cuts in late July and September in 2019 impacted yields on assets, as did the lagged impact of pricing reduction, specifically on short-term advances that repriced to lower coupons.

Impact of hedging on Interest income from advances — 2020, 2019 and 2018

Declining interest rates unfavorably impacted interest accrual (swap interest settlements) on swap contracts in ASC 815 hedges of fixed-rate advances in 2020. The fair value hedging impact was not material.

We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows indexed to a benchmark rate. In the periods in this report, hedging relationships including those in economic hedges achieved desired cash flow patterns and met our interest rate risk management practice of synthetically converting much of our fixed-rate interest exposures to the adopted benchmark.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.7	Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2020	2019	2018
Advance interest income
Advance interest income before adjustment for interest rate swaps	$1,527,613	$2,355,337	$2,331,643
Fair value hedging effects	(330)	929	-
Amortization of basis	(557)	(56)	88
Interest rate swap accruals	(359,981)	170,452	190,309
Total advance interest income reported	$1,166,745	$2,526,662	$2,522,040

Interest Expense

Our primary source of funding is the issuance of Consolidated obligation bonds and discount notes to investors in the global debt markets issued through the Office of Finance, the FHLBank’s fiscal agent. Consolidated obligation bonds are generally medium- and long-term bonds, while Consolidated obligation discount notes are short-term instruments. To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, we have used fixed-rate callable and non-callable CO bonds to fund mortgage-related assets and advances. CO discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.

Changes in bond market rates, changes in intermediation volume (average interest-costing liabilities and interest-earning assets), the mix of debt issuances between CO bonds and CO discount notes, and the impact of hedging strategies are the primary factors that drive period-over-period changes in interest expense.

Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt. We execute our strategies by converting the fixed-rate funding to floating-rate debt using swap contracts indexed to a risk-free benchmark interest rate. Our adopted hedging benchmarks are OIS/SOFR, LIBOR and OIS/FF. We are transitioning away from LIBOR to OIS/SOFR benchmark in line with an industry-wide transition effort. For ASC 815 qualifying hedges of debt, swap interest settlements and fair value gains and losses are recorded in interest expense together with the interest expense accrued on the hedged CO debt.

For more information about our hedging results, see discussions below “Impact of Hedging on Interest Expense on debt in 2020, 2019 and 2018 and Table 10.9 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.8	Interest Expenses — Principal Categories

	Years ended December 31,			Percentage	Percentage
				Change	Change
	2020	2019	2018	2020	2019
Interest Expense
Consolidated obligations bonds
Fixed	$467,820	$707,408	$556,003	(33.87)%	27.23%
Floating	280,094	1,090,759	1,252,229	(74.32)	(12.89)
Consolidated obligations discount notes	428,864	1,291,576	960,833	(66.80)	34.42
Deposits	3,768	22,839	17,816	(83.50)	28.19
Mandatorily redeemable capital stock	235	379	964	(37.99)	(60.68)
Cash collateral held and other borrowings	128	895	1,614	(85.70)	(44.55)

Total interest expense	$1,180,909	$3,113,856	$2,789,459	(62.08)%	11.63%

Interest Expense — 2020 Vs. 2019

Interest expense in 2020 was $1.2 billion, a decline of $1.9 billion or 62.1% compared to the prior year. The decline was in parallel with the significant decline in bond yields in the financial markets. Rate-related funding expense declined by $2.1 billion in line with the dramatic decline in rates in the bond markets triggered primarily by the range of actions undertaken by the FOMC and the U.S. administration. Volume-related funding expense increased by $216.9 million due to funding the higher balance sheet assets in 2020.

Funding the substantial increase in member borrowings beginning in mid-March 2020 was largely accommodated by the issuances of CO discount notes, which have maturities up to a year and are issued as a zero-coupon instrument. Discount notes sell at less than their face amount and are redeemed at par value when they mature. Discount notes supplemented fixed-rate bullet CO bonds, fixed-rate callable CO bonds and floating-rate CO bonds, which were also utilized in our funding strategies. In the first quarter of 2020, discount notes funded 40.5% of earning assets, 51.6% in the second quarter and 53.1% in the third quarter. In the fourth quarter of 2020, the funding ratio was 43.3% as markets stabilized and we re-balanced our funding profile.

Fixed-rate CO bond costing yield was 131 basis points in 2020, compared to 238 basis points in the prior year; costing yield on CO floating-rate notes was 75 basis points in 2020, compared to 228 basis points in the prior year.

Funding expenses also benefitted from favorable pricing of discount notes as investors sought out the high-credit quality and flexibility offered by CO discount notes; favorable investor sentiments and a declining rate environment had a dramatic effect of driving down CO discount note costing, which declined to 57 basis points in 2020, compared to 221 basis points in the prior year.

We made other tactical changes to our asset/liability postures to respond to changing market conditions, including increased execution of interest-rate swaps to protect our spreads and margins. We converted indexes on certain of our variable-rate liabilities, executing basis swaps to optimize the management of such changes. We employed interest rate hedging strategies to also mitigate the risk posed by volatile interest rate market movements. Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/SOFR as the alternative hedging benchmarks.

Interest Expense — 2019 Vs. 2018

Interest expense in 2019 increased by $324.4 million, or 11.6% from 2018. Interest expense in 2019, relative to 2018 was higher in large part due to the higher market rates in the debt markets in the first half of 2019, before the FOMC action to lower rates in July and September of 2019. After the FOMC actions, costing yields declined with the general decline in CO debt yields. The weighted average costing yields on discount notes was 244 basis points in the first half of 2019. On a full year basis, costing yields in 2019 declined to 221 basis points post FOMC actions. Similar fluctuations were observable for floating-rate debt and for short-term fixed-rate CO bonds issued post Fed rate actions in 2019.

Impact of Hedging on Interest Expense on Debt — 2020, 2019 and 2018

Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged under ASC 815 fair value hedge, i.e. cash flows are swapped from fixed-rate to benchmark indexed variable-rate cash flows, synthetically converting fixed debt expense to a variable-rate. We also create synthetic long-term fixed-rate funding to fund long-term investments, utilizing a Cash Flow hedging strategy under ASC 815. The strategy converts the variability of forecasted long-term fixed-rate discount notes to variable-rate funding using long-term swaps. For such discount notes, the recorded interest expense is equivalent to long-term fixed-rate coupons. Cash Flow hedging strategies are also discussed in Financial Statements Note 17. Derivatives and Hedging Activities.

Declining interest rates in 2020 favorably impacted net interest settlements on fair value hedges on debt; interest settlements (also referred to as interest accruals) are determined by benchmark-indexed payments to swap counterparties in exchange for receipt of fixed-rate cash from counterparties. When the interest rate environment is low, as was in 2020, cash flows paid would be generally lower than the fixed cash flows received, and the impact of interest settlements has been significant from time to time. Interest settlements or accruals are recorded as a reduction of interest expense on debt (favorable impact) if payments to swap counterparties are less than fixed-rate interest receipts. Fair values are also recorded within interest expense on debt hedges qualifying under ASC 815. The impact of changes in fair values were not been material.

The impact of hedging debt reported a net gain of $70.1 million (reduced interest expense) in 2020, compared to a net loss of $7.9 million and $45.9 million in 2019 and 2018, respectively. The primary driver in 2020 was net interest settlements on the hedging swaps that benefitted from declining payments to swap counterparties in a low interest rate environment. The hedging impact due to fair values of the hedged debt minus the fair values of derivatives was not material, an indication of the highly effective nature of the hedge relationships.

The table below summarizes interest expense paid on Consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.9	Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2020	2019	2018
Bonds and discount notes - interest expense
Bonds - interest expense before adjustment for swaps	$854,285	$1,799,624	$1,779,595
Discount notes - interest expense before adjustment for swaps	397,458	1,285,793	949,313
Fair value hedging effect on CO bonds	1,302	2,220	-
Fair value hedging effect on discount notes	(539)	(219)	-
Amortization of basis adjustments on CO bonds	(5,897)	(5,753)	(5,729)
Amortization of basis adjustments on discount notes	271	195	-
Net interest adjustment for swaps hedging CO bonds	(101,777)	2,076	34,366
Net interest adjustment for swaps hedging discount notes	31,675	5,807	11,520
Total bonds and discount notes - interest expense	$1,176,778	$3,089,743	$2,769,065

Allowance for Credit Losses — 2020, 2019 and 2018

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which became effective for the Bank as of January 1, 2020. The adoption of this guidance established a single allowance framework for all financial assets carried at amortized cost, including advances, purchased mortgage loans, held-to-maturity securities, other receivables, and certain off-balance sheet credit exposures. We have elected to evaluate expected credit losses on interest receivable separately. For available-for-sale securities where fair value is less than cost, credit-related impairment if any, will be recognized as an allowance for credit losses and adjusted each period for changes in expected credit risk. This framework requires that management’s estimate reflects credit losses over the full remaining expected life and considers expected future changes in macroeconomic conditions. For a description of how expected losses are developed including interest receivable, refer to notes to financial statements:

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

Note 8. Held-To-Maturity Securities.

Note 9. Advances.

Note 10. Mortgage Loans Held-for-Portfolio.

Note 19. Commitments and Contingencies (for off-balance sheet).

Adoption of ASU 2016-13 on January 1, 2020 did not have a material impact on our financial condition or cash flows. In 2020, we recorded a total provision (as a charge against earnings in the Statements of Income) of $3.7 million under the CECL guidance, primarily against our mortgage-loan portfolio. In the prior year, a de minimis recovery of $0.1 million was recorded based on pre-CECL policies. Rising delinquencies driven by COVID-19 forbearance programs were largely the basis for the increase in provision.

Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $7.1 million at December 31, 2020, compared to $0.7 million at December 31, 2019. Allowance for credit losses recorded on investments was $1.0 million at December 31, 2020. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2020, 2019 and 2018

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.10	Other Income (Loss)

	Years ended December 31,
	2020	2019	2018
Other income (loss):
Service fees and other (a)	$17,924	$18,224	$18,442
Instruments held under the fair value option gains (losses) (b)	123	(4,146)	209
Total OTTI losses	-	-	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	-	(640)	257
Derivative gains (losses) (c)	(151,709)	(40,720)	(40,778)
Trading securities gains (losses) (d)	72,826	51,327	3,216
Equity investments gains (losses) (e)	9,792	9,843	(4,819)
Litigation settlement	225	-	-
Total other income (loss)	$(50,819)	$33,888	$(23,871)

(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit was $19.0 million in 2020, compared to $17.9 million in 2019 and $15.3 million in 2018. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)	FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and discount notes elected under the FVO. Fluctuations in fair value gains and losses were reflective of the short-term nature of instruments elected under the FVO that fluctuated with declining market yields. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in the audited financial statements in this Form 10-K.
(c)	See Table 10.12. Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	Net gains (losses) on Trading securities — Recorded net gains include both unrealized and realized gains and losses. See Table 10.11 below for sources of gains and losses. U.S. Treasury securities balances were $11.7 billion and $15.3 billion at December 31, 2020 and 2019, respectively. We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities.
(e)	Fair value gains (losses) on Equity Investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.11	Net Gains (Losses) on Trading Securities Recorded in the Statements of Income (a)

	Years ended December 31,
	2020	2019	2018
Net unrealized gains (losses) on trading securities held at period-end	$34,527	$49,402	$2,494
Net realized gains (losses) on trading securities sold/matured during the period	38,299	1,925	722
Net gains (losses) on trading securities	$72,826	$51,327	$3,216

(a)	Securities classified as trading are held for liquidity objectives and carried at fair values. We record changes in fair values of the securities together with realized gains (losses) in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments.

Other income (loss) — Derivatives and Hedging Activities — 2020, 2019 and 2018

For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 10.12	Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2020	2019	2018
Derivatives designated as hedging instruments under ASC 815 interest rate swaps
Advances			$1,255
Consolidated obligation bonds			(1,758)
Net gains (losses) related to fair value hedges			(503)
Cash flow hedges			(278)
ASC 815 hedging impact			$(781)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(64,012)	$(29,688)	$(9,863)
Caps or floors	(6)	(599)	(268)
Mortgage delivery commitments	1,693	709	(145)
Swaps economically hedging instruments designated under FVO (b)	3,945	1,359	(414)
Accrued interest on derivatives in economic hedging relationships (c)	(93,691)	(12,501)	(17,125)
Net gains (losses) related to derivatives not designated as hedging instruments	$(152,071)	$(40,720)	$(27,815)
Price alignment interest paid on variation margin	362	-	(12,182)
Net gains (losses) on derivatives and hedging activities	$(151,709)	$(40,720)	$(40,778)

Derivative losses and gains in the table above include both realized and unrealized fair value net gains and losses. Also, includes swap interest settlements on derivatives designated as standalone hedging instruments. The derivatives, typically interest-rate swaps, were designated in economic hedges, not eligible under ASC 815 hedge accounting. Such derivatives are marked-to-market and changes in fair values are recorded in Other income (loss) as noted in the table above.

(a)	Represents fair value changes recorded in Other income, primarily: (1) interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded derivative fair value losses of $80.7 million in 2020, compared to losses of $33.2 million and $1.7 million in 2019 and 2018, respectively. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes. To provide context, the net unrealized gain on securities marked-to-market was $34.8 million at December 31, 2020, $50.0 million and $3.4 million in 2019 and 2018, respectively. For more information, see Note 5. Trading Securities in audited financial statements included in this Form 10-K, (2) Interest rate swaps in economic hedges of advances and debt, primarily basis swaps, which generated net fair value gains of $16.7 million in 2020, compared to net gains of $3.5 million and net losses of $8.2 million in 2019 and 2018, respectively.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)	Represents impact on Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges and are recorded in Other Income (Loss). The adverse impact has grown in 2020 as our payments to swap counterparties continue to exceed amounts we receive in the interest rate swap contracts, although the exchanges met our interest rate risk mitigation strategies.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2020, 2019 and 2018

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.13	Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2020	Percentage of Total	2019	Percentage of Total	2018	Percentage of Total
Operating Expenses (a)
Occupancy	$9,510	13.62%	$8,305	13.23%	$8,211	17.15%
Depreciation and leasehold amortization	10,669	15.29	8,773	13.97	5,492	11.47
All others (b)	49,627	71.09	45,704	72.80	34,179	71.38
Total Operating Expenses	$69,806	100.00%	$62,782	100.00%	$47,882	100.00%
Total Compensation and Benefits (c)	$100,200		$88,192		$78,950
Finance Agency and Office of Finance (d)	$19,392		$16,752		$15,874
Other expenses (e)	$17,453		$8,254		$7,959

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	Compensation expense increased driven by staff additions in support of our long-term technology enhancement effort.
(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(e)	The category Other expenses included $8.0 million in 2020 that were disbursed to assist small businesses impacted by COVID-19 pandemic; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2020, 2019 and 2018

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1	Affordable Housing Program Liabilities

	Years ended December 31,
	2020	2019	2018
Beginning balance	$153,894	$161,718	$131,654
Additions from current period's assessments	49,180	52,552	62,382
Net disbursements for grants and programs	(54,247)	(60,376)	(32,318)
Ending balance	$148,827	$153,894	$161,718

AHP assessments allocated from net income totaled $49.2 million in 2020, compared to $52.6 million and $62.4 million in 2019 and 2018. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2019 based on an anticipated market condition for 2020 which did not take into account the COVID-19 pandemic and the resulting low interest rates. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of December 31, 2020 for completeness and comparative purposes. The Bank has updated modeling and implemented scenario changes to take account of the existing low rate environment and potential for negative rates in 2021. The current risk limits are as follows:

•	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
•	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
•	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was revised in late 2019 for 2020 and made consistent with expected market conditions for the year. This metric gauges the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
•	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
•	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2020	-0.47	1.12	0.31	0.24
September 30, 2020	-0.64	1.03	0.49	0.03
June 30, 2020	-1.86	0.24	-0.08	0.49
March 31, 2020	-3.18	-0.12	-0.91	-0.17
December 31, 2019	-0.87	0.12	-2.11	0.37

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

One Year Re-pricing Gap
December 31, 2020	$5.792 Billion
September 30, 2020	$5.826 Billion
June 30, 2020	$5.589 Billion
March 31, 2020	$6.299 Billion
December 31, 2019	$5.936 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -40 percent change under the -100bps shock compared to the rates in the unchanged case. This limit was technically breached at March 31, 2020 due to significant dislocation of rates and spreads as of the end of March 2020. The sensitivity analysis assumes that rates/spreads as of the end of March 2020 are held unchanged for the remainder of the year, and, as a consequence, the model generates significantly higher net interest income for the Bank. When spread relationships were normalized in subsequent quarters, the limit was within threshold. The existing measure is subject to significant model limitations due to the assumption of floored rate levels against an already low rate environment. The Bank has updated its 2021 modelling framework to account for the existing low rate environment and potential negative rates.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
December 31, 2020	N/A	-5.52%	7.65%
September 30, 2020	N/A	-4.36%	3.27%
June 30, 2020	N/A	-23.83%	-1.62%
March 31, 2020	N/A	-47.79%	12.14%
December 31, 2019	-32.91%	-5.55%	6.96%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank developed an improved, repeatable and more complete monthly process to report the non-interest-bearing component of the Bank’s MVE starting December 2020. The Bank concludes there is an immaterial impact to historical MVE sensitivity measures as reported in the Bank’s, Item 3 of the10Q for the periods March 2020, June 2020 and September 2020 and Item 7A of the Bank’s 10K for the period ending December 2019. The Bank is including these metrics as of December 31, 2020 for completeness and comparative purposes, and currently investigating model and scenario changes to take account of the existing low rate environment and potential for negative rates. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
December 31, 2020	0.78%	0.21%	1.00%
September 30, 2020	1.95%	1.27%	1.24%
June 30, 2020	2.47%	1.76%	2.05%
March 31, 2020	2.89%	1.32%	3.60%
December 31, 2019	-1.93%	-1.60%	0.19%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

With regard to KRD interest rate exposure limits, the Bank remained in compliance with these limits in 2020.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2020 and December 31, 2019 (in millions):

	Interest Rate Sensitivity
	December 31, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,119	$447	$733	$309	$905
MBS investments	4,854	608	1,749	1,670	6,068
Swaps hedging MBS	1,134	-	-	-	(1,134)
Adjustable-rate loans and advances	17,054	-	-	-	-
Net investments, adjustable rate loans and advances	38,161	1,055	2,482	1,979	5,839

Liquidity trading portfolio	6,538	3,464	1,653	-	-
Swaps hedging investments	5,105	(3,450)	(1,655)	-	-
Net liquidity trading portfolio	11,643	14	(2)	-	-

Fixed-rate loans and advances	36,333	4,537	13,634	8,019	11,163
Swaps hedging fixed-rate advances	34,252	(4,140)	(11,505)	(7,477)	(11,130)
Net fixed-rate loans and advances	70,585	397	2,129	542	33

Total interest-earning assets	$120,389	$1,466	$4,609	$2,521	$5,872

Interest-bearing liabilities:
Deposits	$1,683	$-	$-	$-	$-

Discount notes	57,656	-	-	-	-
Swapped hedging discount notes	(1,806)	113	85	241	1,367
Net discount notes	55,850	113	85	241	1,367

Consolidated Obligation Bonds
FHLBank bonds	37,400	11,964	12,361	2,265	5,212
Swaps hedging bonds	19,719	(10,666)	(7,775)	(603)	(675)
Net FHLBank bonds	57,119	1,298	4,586	1,662	4,537

Total interest-bearing liabilities	$114,652	$1,411	$4,671	$1,903	$5,904
Post hedge gaps (a):
Periodic gap	$5,737	$55	$(62)	$618	$(32)
Cumulative gaps	$5,737	$5,792	$5,730	$6,348	$6,316

	Interest Rate Sensitivity
	December 31, 2019
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$25,527	$234	$646	$472	$1,639
MBS investments	5,781	943	2,167	1,657	6,142
Swaps hedging MBS	532	-	-	-	(532)
Adjustable-rate loans and advances	16,368	-	-	-	-
Net investments, adjustable rate loans and advances	48,208	1,177	2,813	2,129	7,249

Liquidity trading portfolio	2,446	3,708	9,109	2	-
Swaps hedging investments	12,780	(3,710)	(9,070)	-	-
Net liquidity trading portfolio	15,226	(2)	39	2	-

Fixed-rate loans and advances	49,892	4,502	14,493	5,557	9,584
Swaps hedging fixed-rate advances	31,083	(4,008)	(12,966)	(4,566)	(9,543)
Net fixed-rate loans and advances	80,975	494	1,527	991	41

Total interest-earning assets	$144,409	$1,669	$4,379	$3,122	$7,290

Interest-bearing liabilities:
Deposits	$1,155	$5	$-	$-	$-

Discount notes	73,942	-	-	-	-
Swapped hedging discount notes	(2,664)	525	531	90	1,518
Net discount notes	71,278	525	531	90	1,518

Consolidated Obligation Bonds
FHLBank bonds	57,598	6,463	6,518	2,424	5,320
Swaps hedging bonds	8,601	(5,483)	(2,305)	(88)	(725)
Net FHLBank bonds	66,199	980	4,213	2,336	4,595

Total interest-bearing liabilities	$138,632	$1,510	$4,744	$2,426	$6,113
Post hedge gaps (a):
Periodic gap	$5,777	$159	$(365)	$696	$1,177
Cumulative gaps	$5,777	$5,936	$5,571	$6,267	$7,444

(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 8.	Financial Statements and Supplementary Data.

Supplementary Data

Supplementary financial data for each full quarter within the two years ended December 31, 2020 are included in Item 6. Selected Financial Data.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2020, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of December 31, 2020 and 2019, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 17 and 18 to the financial statements, the Company uses derivatives to manage its interest rate exposure. The total notional amount of derivatives as of December 31, 2020 was $128 billion, of which 55% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $37 million and $71 million, respectively. The fair values of interest-rate derivatives and hedged items are primarily estimated using a discounted cash-flow model. The discounted cash-flow model uses market observable inputs such as interest rate curves, volatility, and, if applicable, prepayment assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the interest rate curves, volatility, and, if applicable, prepayment assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the interest rate curves, volatility, and, if applicable, prepayment assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 19, 2021

We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York
Statements of Condition — (In Thousands, Except Par Value of Capital Stock)
As of December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks (Note 3)	$1,896,155	$603,241
Interest-bearing deposits (Note 4)	685,000	-
Securities purchased under agreements to resell (Note 4)	4,650,000	14,985,000
Federal funds sold (Note 4)	6,280,000	8,640,000
Trading securities (Note 5) (Includes $630,372 pledged as collateral at December 31, 2020 and $251,177 at December 31, 2019)	11,742,965	15,318,809
Equity Investments (Note 6)	80,369	60,047
Available-for-sale securities, net of unrealized gains (losses) of $280,626 at December 31, 2020 and $97,868 at December 31, 2019 (Note 7)	3,435,945	2,653,418
Held-to-maturity securities, net of allowance for credit losses of $980 at December 31, 2020 (Note 8) (Includes $2,680 pledged as collateral at December 31, 2020 and $3,719 at December 31, 2019)	12,873,646	15,234,482
Advances (Note 9) (Includes $0 at December 31, 2020 and December 31, 2019 at fair value under the fair value option)	92,067,104	100,695,241
Mortgage loans held-for-portfolio, net of allowance for credit losses of $7,073 at December 31, 2020 and $653 at December 31, 2019 (Note 10)	2,899,712	3,173,352
Loans to other FHLBanks (Note 20)	-	-
Accrued interest receivable	189,454	312,559
Premises, software, and equipment	77,628	63,426
Operating lease right-of-use assets (Note 19)	70,733	75,464
Derivative assets (Note 17)	36,669	237,947
Other assets	11,003	9,036

Total assets	$136,996,383	$162,062,022

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,677,526	$1,144,519
Non-interest-bearing demand	70,437	34,890
Term	5,000	15,000

Total deposits	1,752,963	1,194,409

Consolidated obligations, net (Note 12)
Bonds (Includes $16,580,464 at December 31, 2020 and $12,134,043 at December 31, 2019 at fair value under the fair value option)	69,716,298	78,763,309
Discount notes (Includes $7,133,755 at December 31, 2020 and $2,186,603 at December 31, 2019 at fair value under the fair value option)	57,658,838	73,959,205

Total consolidated obligations	127,375,136	152,722,514

Mandatorily redeemable capital stock (Note 14)	2,991	5,129

Accrued interest payable	117,982	156,889
Affordable Housing Program (Note 13)	148,827	153,894
Derivative liabilities (Note 17)	70,760	32,411
Other liabilities	186,550	175,516
Operating lease liabilities (Note 19)	84,475	89,365

Total liabilities	129,739,684	154,530,127

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 53,669 at December 31, 2020 and 57,787 at December 31, 2019	5,366,830	5,778,666
Retained earnings
Unrestricted	1,135,341	1,115,236
Restricted (Note 14)	774,275	685,798
Total retained earnings	1,909,616	1,801,034
Total accumulated other comprehensive income (loss)	(19,747)	(47,805)

Total capital	7,256,699	7,531,895

Total liabilities and capital	$136,996,383	$162,062,022

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — (In Thousands, Except Per Share Data)
Years Ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
Interest income
Advances, net (Note 9)	$1,166,745	$2,526,662	$2,522,040
Interest-bearing deposits (Note 4)	3,615	4,561	420
Securities purchased under agreements to resell (Note 4)	28,573	178,565	78,341
Federal funds sold (Note 4)	34,791	228,388	312,278
Trading securities (Note 5)	221,780	215,583	74,412
Available-for-sale securities (Note 7)	61,580	68,053	12,161
Held-to-maturity securities (Note 8)	324,784	457,746	489,223
Mortgage loans held-for-portfolio (Note 10)	91,964	101,223	97,479
Loans to other FHLBanks (Note 20)	33	165	130

Total interest income	1,933,865	3,780,946	3,586,484

Interest expense
Consolidated obligation bonds (Note 12)	747,914	1,798,167	1,808,232
Consolidated obligation discount notes (Note 12)	428,864	1,291,576	960,833
Deposits (Note 11)	3,768	22,839	17,816
Mandatorily redeemable capital stock (Note 14)	235	379	964
Cash collateral held and other borrowings	128	895	1,614

Total interest expense	1,180,909	3,113,856	2,789,459

Net interest income before provision for credit losses	752,956	667,090	797,025

Provision (Reversal) for credit losses	3,721	(142)	(371)

Net interest income after provision for credit losses	749,235	667,232	797,396

Other income (loss)
Service fees and other	17,924	18,224	18,442
Instruments held under the fair value option gains (losses) (Note 18)	123	(4,146)	209
Total OTTI losses	-	-	(398)
Net amount of impairment losses reclassified to (from)
Accumulated other comprehensive income (loss)	-	(640)	257
Derivative gains (losses) (Note 17)	(151,709)	(40,720)	(40,778)
Trading securities gains (losses) (Note 5)	72,826	51,327	3,216
Equity investments gains (losses) (Note 6)	9,792	9,843	(4,819)
Litigation settlement	225	-	-

Total other income (loss)	(50,819)	33,888	(23,871)

Other expenses
Operating	69,806	62,782	47,882
Compensation and benefits	100,200	88,192	78,950
Finance Agency and Office of Finance	19,392	16,752	15,874
Other expenses	17,453	8,254	7,959
Total other expenses	206,851	175,980	150,665

Income before assessments	491,565	525,140	622,860

Affordable Housing Program Assessments (Note 13)	49,180	52,552	62,382

Net income	$442,385	$472,588	$560,478

Basic earnings per share (Note 15)	$7.22	$8.52	$9.09

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Comprehensive Income — (In Thousands)
Years Ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
Net Income	$442,385	$472,588	$560,478
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	182,758	93,834	(1,220)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	-	-	(257)
Reclassification of non-credit portion included in net income	-	640	-
Accretion of non-credit portion	1,983	2,850	3,999
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,983	3,490	3,742
Net change due to hedging activities
Cash flow hedges (a)	(112,688)	(111,275)	36,636
Fair value hedges (b)	(32,459)	(11,593)	-
Total net change due to hedging activities	(145,147)	(122,868)	36,636
Net change in pension and postretirement benefits	(11,536)	(9,002)	7,756
Total other comprehensive income (loss)	28,058	(34,546)	46,914
Total comprehensive income (loss)	$470,443	$438,042	$607,392

(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. The amount represents the change in the unrealized fair values of the hedged securities due to changes in the benchmark rate component elected in the hedging strategy. Changes in the benchmark rate will be recorded through AOCI with an offset to earnings until the hedged securities mature or are sold.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital — (In Thousands, Except Per Share Data)
Years Ended December 31, 2020, 2019 and 2018

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2017	67,500	$6,750,005	$1,067,097	$479,185	$1,546,282	$(55,249)	$8,241,038
Adjustments to opening balances (b)	-	-	4,924	-	4,924	(4,924)	-
Proceeds from issuance of capital stock	79,779	7,977,851	-	-	-	-	7,977,851
Repurchase/redemption of capital stock	(86,533)	(8,653,301)	-	-	-	-	(8,653,301)
Shares reclassified to mandatorily redeemable capital stock	(88)	(8,756)	-	-	-	-	(8,756)
Cash dividends ($6.66 per share) on capital stock	-	-	(417,602)	-	(417,602)	-	(417,602)
Comprehensive income (loss)	-	-	448,382	112,096	560,478	46,914	607,392

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	82,801	8,280,054	-	-	-	-	8,280,054
Repurchase/redemption of capital stock	(85,630)	(8,563,003)	-	-	-	-	(8,563,003)
Shares reclassified to mandatorily redeemable capital stock	(42)	(4,184)	-	-	-	-	(4,184)
Cash dividends ($6.49 per share) on capital stock	-	-	(365,636)	-	(365,636)	-	(365,636)
Comprehensive income (loss)	-	-	378,071	94,517	472,588	(34,546)	438,042

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Cumulative effect adjustment (b)	-	-	(3,773)	-	(3,773)	-	(3,773)
Recovery of prior capital distribution (c)	-	-	18,204	-	18,204	-	18,204
Proceeds from issuance of capital stock	56,408	5,640,764	-	-	-	-	5,640,764
Repurchase/redemption of capital stock	(60,499)	(6,049,857)	-	-	-	-	(6,049,857)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	-	-	-	-	(2,743)
Cash dividends ($5.74 per share) on capital stock	-	-	(348,234)	-	(348,234)	-	(348,234)
Comprehensive income (loss)	-	-	353,908	88,477	442,385	28,058	470,443

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Charge to retained earnings was a cumulative effect adjustment to the opening balance upon adoption of ASU 2016 – 13, representing the difference between credit loss calculations based on the incurred loss methodology and the Currently Expected Credit Losses (CECL) framework.
(c)	Credit to retained earnings represents the FHLBNY’s share of cash distribution received when Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks. For more information, see Distribution received from Financing Corporation in Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
Operating activities
Net Income	$442,385	$472,588	$560,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(238,735)	(88,742)	87,628
Concessions on consolidated obligations	4,399	3,223	2,586
Premises, software, and equipment	10,669	8,773	5,492
Provision (Reversal) for credit losses	3,721	(142)	(371)
Credit impairment losses on held-to-maturity securities	-	640	141
Change in net fair value adjustments on derivatives and hedging activities (b)	(488,369)	(249,537)	33,840
Net realized and unrealized (gains) losses on trading securities	(72,826)	(51,327)	(3,216)
Change in fair value on Equity Investments	(6,481)	(7,866)	4,819
Change in fair value adjustments on financial instruments held at fair value	(123)	4,146	(209)
Net change in:
Accrued interest receivable	123,351	(38,012)	(49,850)
Derivative assets due to accrued interest	247,471	(223)	(150,869)
Derivative liabilities due to accrued interest	(99,649)	12,436	93,482
Other assets	(2,228)	(883)	(1,429)
Affordable Housing Program liability	(5,067)	(7,824)	30,064
Accrued interest payable	(38,907)	(66,681)	61,394
Other liabilities (a)	23,225	24,057	7,828
Total adjustments	(539,549)	(457,962)	121,330
Net cash provided by (used in) operating activities	$(97,164)	$14,626	$681,808
Investing activities
Net change in:
Interest-bearing deposits	$(1,104,928)	$(278,148)	$(53,440)
Securities purchased under agreements to resell	10,335,000	(10,890,000)	(1,395,000)
Federal funds sold	2,360,000	(1,000,000)	2,686,000
Deposits with other FHLBanks	(6)	46	255
Premises, software, and equipment	(24,870)	(20,627)	(27,366)
Trading securities:
Purchased	(3,833,164)	(13,258,945)	(5,550,105)
Repayments	3,150,747	2,489,363	1,216,237
Proceeds from sales	4,292,913	1,199,179	349,383
Equity Investments:
Purchased	(16,379)	(6,055)	(3,846)
Proceeds from sales	2,538	2,054	1,825
Available-for-sale securities:
Purchased	(674,519)	(621,869)	-
Repayments	67,924	76,499	105,551
Held-to-maturity securities:
Long-term securities
Purchased	(301,052)	(2,382,169)	(3,520,254)
Repayments	2,647,288	3,015,579	3,858,408
Advances:
Principal collected	538,451,834	1,125,987,329	1,107,754,440
Made	(528,796,915)	(1,120,949,550)	(1,090,480,856)
Mortgage loans held-for-portfolio:
Principal collected	785,100	313,813	264,643
Purchased	(529,956)	(566,416)	(301,694)
Proceeds from sales of REO	712	2,666	2,799
Net change in loans to other FHLBanks	-	250,000	(250,000)
Net cash provided by (used in) investing activities	$26,812,267	$(16,637,251)	$14,656,980

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018
Financing activities
Net change in:
Deposits and other borrowings	$627,679	$62,195	$(123,357)
Partial recovery of prior capital distribution to Financing Corporation	18,204	-	-
Derivative contracts with financing element	(5,948)	(16,542)	(8,457)
Consolidated obligation bonds:
Proceeds from issuance	69,673,063	99,473,389	111,130,060
Payments for maturing and early retirement	(79,761,238)	(105,040,533)	(126,220,249)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	1,005,990	-	-
Consolidated obligation discount notes:
Proceeds from issuance	952,058,230	1,272,192,911	1,177,557,595
Payments for maturing	(968,275,961)	(1,248,877,475)	(1,176,600,469)
Capital stock:
Proceeds from issuance of capital stock	5,640,764	8,280,054	7,977,851
Payments for repurchase/redemption of capital stock	(6,049,857)	(8,563,003)	(8,653,301)
Redemption of mandatorily redeemable capital stock	(4,881)	(4,900)	(22,856)
Cash dividends paid (d)	(348,234)	(365,636)	(417,602)
Net cash provided by (used in) financing activities	$(25,422,189)	$17,140,460	$(15,380,785)
Net increase (decrease) in cash and due from banks	1,292,914	517,835	(41,997)
Cash and due from banks at beginning of the period (e)	603,241	85,406	127,403
Cash and due from banks at end of the period (e)	$1,896,155	$603,241	$85,406

Supplemental disclosures:
Interest paid	$964,205	$1,905,145	$1,714,564
Interest paid for Discount Notes (f)	$482,595	$1,268,051	$878,103
Affordable Housing Program payments (g)	$54,247	$60,376	$32,318
Transfers of mortgage loans to real estate owned	$135	$773	$1,090
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$-	$(640)	$257
Capital stock subject to mandatory redemption reclassified from equity	$2,743	$4,184	$8,756
Securities traded but not settled	$-	$-	$149,874
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$-	$1,597,207	$-

Notes to Supplemental Disclosure:

(a)	We adjust discount note accretion expense within operating cash flows with an offset to financing activities in the Statements of Cash flows on discount notes in the year they mature. The net adjustment to accretion expense was larger in 2020, causing Net premiums and discounts to record negative operating cash flows of $238.7 million in 2020, compared to negative $88.7 million in 2019. In 2019, the adoption of ASU 2016-02, Leases (Topic 842) resulted in the recognition of non-cash right-of-use operating assets of $71.6 million and lease liabilities of $83.9 million. For cash flow information on operating leases outstanding at December 31, 2020 and 2019, including additions, see Operating Lease Commitments in Note 19. Commitments and Contingencies.
(b)	Negative adjustments to operating cash flows of $488.4 million and $249.5 million for twelve months ended December 31, 2020 and 2019 and a positive adjustment of $33.8 million for the twelve months ended December 31, 2018, represented fair value adjustments on derivatives and hedging activities and the increase was due to higher variation margin posted to derivative counterparties.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.

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

On a non-recurring basis, credit impaired (formerly OTTI) held-to-maturity securities were measured and recorded at their fair values in the Statements of Condition. When credit impaired mortgage loans held-for-portfolio were partially charged off, the loans were written down to their collateral values on a non-recurring basis.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2020 and 2019, see financial statements, Note 18.  Fair Values of Financial Instruments.

Derivatives and Hedging Activities

The FHLBNY hedges the risk of changes in benchmark interest rates under the provisions of ASC 815. In years prior to 2020, the benchmark rate has been primarily LIBOR; LIBOR rates are derived from an average of submissions by panel banks. The underlying market that LIBOR seeks to reflect has become increasingly less active. A significant numbers of the FHLBNY derivatives are indexed to LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. The United Kingdom's Financial Conduct Authority (FCA), which oversees LIBOR, has announced that the FCA would no longer persuade or compel member panel banks to make LIBOR quote submissions for U.S. dollar LIBOR setting of 1-month and 3-month, two key LIBOR settings, so that submissions will permanently cease after June 30, 2023.

The FASB has issued Accounting Standard Updates to facilate the transition to SOFR. See Note 2. FASB Standards Issued But Not Yet Adopted. We are continuing to review expedients offered under the updates for opportunities to streamline the transition to SOFR without impacting ASC 815 accounting. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR.

Generally, we enter into derivatives primarily to manage our exposure to changes in interest rates. Through the use of derivatives, we may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve our risk management objectives. The accounting guidance related to derivatives and hedging activities is complex and contains prescriptive documentation requirements. At the inception of each hedge transaction, we formally document the hedge relationship, its risk management objective, and strategy for undertaking the hedge.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY records derivatives on trade date, and hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item attributable to the risk being hedged. On settlement date, the basis adjustments to the hedged item’s carrying amount are combined with the principal amounts and the basis becomes part of the total carrying amount of the hedged item. The FHLBNY has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for Consolidated obligations bonds and discount notes. These market settlement conventions are the shortest period possible for each type of advance and Consolidated obligations from the time the instruments are committed to the time they settle.

The FHLBNY reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting, or when an agreement is not available as with OTC cleared derivatives, enforceability is based on a legal analysis or legal opinion. Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and posted in the Statements of Condition as an adjustment to Derivative assets and liabilities in the following manner — Cash collateral posted by the FHLBNY is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets. Variation margin exchanged with Derivative Clearing Organizations on cleared derivatives is treated as a settlement of the derivative itself, a reduction of the fair value of the derivative, and not as collateral.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The two principal fair value hedging activities are summarized below:

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

In the twelve months ended December 31, 2020 and 2019, the FHLBNY executed interest rate hedges employing strategies under the new guidance for “partial-term hedges” and “benchmark rate component hedging”. The two strategies are among several hedging strategies permitted under the recently adopted ASU 2017-12.

The partial-term hedging strategy makes it possible to hedge selected fixed-rate payments in a fair value hedge of interest rate risk. While U.S. GAAP has long permitted entities to designate one or more contractual cash flows in a financial instrument, the hedge strategy could result in hedge ineffectiveness. This is because the fair value of the hedging instrument and the hedged item would react differently to changes in interest rates because the principal repayment of the debt occurs on a different date than the swap’s maturity. ASU 2017-12 addressed this issue by allowing entities to calculate the change in the fair value of the hedged item in a partial-term hedge of a fixed-rate financial instrument using an assumed term that begins when the first hedged cash flow begins to accrue and ends when the last hedged cash flow is due and payable. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk is recorded in P&L and presented in Interest income from investments along with the change in the fair value of the hedging instrument. The new strategy has been utilized by the FHLBNY for hedging certain AFS designated mortgage-backed securities.

Benchmark rate component hedging is permitted under the ASU, which addressed the issue that measuring changes in the fair value of the hedged item using the total coupon cash flows misrepresents the true effectiveness of these hedging relationships. Additionally, these hedging relationships are not meant to manage credit risk, and that using the total contractual cash flows to determine the change in the fair value of the hedged item attributable to the change in the benchmark interest rate creates an earnings mismatch that reflects the portion of the financial instrument that the entity does not intend to hedge. The new guidance addresses these issues by allowing entities to use either (1) the full contractual coupon cash flows or (2) the benchmark rate component of the contractual coupon cash flows to calculate the change in the fair value of the hedged item attributable to changes in the benchmark interest rate in a fair value hedge of interest rate risk. We have used the concept selectively.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective Cash flow hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value; fair value marks previously recorded as basis adjustment in AOCI are reclassified to earnings when earnings are affected by the existing hedge item, which is the original forecasted transaction. Fair value changes on derivatives that are no longer in a hedge relationship are charged directly to earnings. Under limited circumstances, when the FHLBNY discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gains and losses that were included in AOCI are recognized immediately in earnings.

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

Applications of the incurred loss methodology to develop credit loss provisions prior to the adoption of ASU 2016-13 are also described in the notes to financial statements.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Held-to-Maturity Securities — The FHLBNY classifies debt securities for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash and, if hedged, the fair value hedge accounting adjustments. If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (formerly OTTI), the amortized cost basis of the security is adjusted for credit losses. Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition. Carrying value of a held-to-maturity security that is not OTTI is its amortized cost basis. Interest earned on such securities is included in Interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

We introduced a new mortgage purchase program in 2020. Amount outstanding was $0.3 million at December 31, 2020. We plan to roll out the new program fully in late March 2021. The new program, Mortgage Asset Programsm (MAP), was created based on feedback from members and is expected to better serve the needs of our district. We will cease to purchase loans in MPF Program® beginning late March 2021. Legacy MPF loans will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider. In the MAP program, we will purchase investment grade, conventional one-to-four family or government-insured loans from participating members. Due to the unique credit enhancement structure and MAP program requirements of acquiring loans with strong credit quality indicators, we expect loan performance to remain within its credit quality indicators. To capitalize this activity, member sellers will also be required to purchase stock, as mandated by the FHLBNY’s capital plan, equal to 4.5% of the outstanding principal balance of the MAP assets sold by the member to the FHLBNY.  At this point, we cannot forecast with certainty the volume of loans or the income from this program. We do not expect the new program to have a significant impact on our earnings, cash flows or our operations.  MAP will help fulfill our mission by providing an off-balance sheet option of providing liquidity in all operating environments. Because of the immateriality of loans acquired, certain disclosures are omitted at December 31, 2020.

The remaining disclosures pertain to mortgage loans under the MPF program.

Credit Enhancement Obligations and Loss Layers. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (FLA) for which the maximum exposure is estimated to be $43.9 million at December 31, 2020 and $40.2 million at December 31, 2019.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY. For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY. For most MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. For loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk. Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk. The credit enhancement becomes an obligation of the PFI.

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

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90-days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $1.9 million at December 31, 2020 and $1.6 million at December 31, 2019. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90-days plus delinquent) on loans impacted by forbearance and deferral programs due to COVID-19.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Mandatorily redeemable capital stock at December 31, 2020 and 2019 represented capital stocks held by former members.

Accounting Considerations under the Capital Plan — There are three triggering events that could cause the FHLBNY to repurchase capital stock.

●	a member requests redemption of excess membership stock;

●	a member delivers notice of its intent to withdraw from membership; or

●	a member attains non-member status (through merger into or acquisition by a non-member, charter termination, or involuntary termination from membership).

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Lease Accounting

The FHLBNY adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. Leases are recognized on the balance sheet as a lease liability with a right-of-use asset as an offset. See Operating lease commitment disclosures in Note 19. Commitments and Contingencies.

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

Cash Flows

In the Statements of Cash Flows, the FHLBNY considers Cash and due from banks to be cash. Interest-bearing deposits, Federal funds sold, and securities purchased under agreements to resell are reported in the Statements of Cash Flows as investing activities.

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

Note 2. FASB Standards Issued But Not Yet Adopted.

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2020-04, Reference Rate Reform (Topic 848) Issued in March 2020, as amended in January 2021	This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:

• contract modifications,
• hedging relationship, and
• sale or transfer of debt securities classified as HTM.	This guidance is effective for the FHLBNY beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022.	We are actively engaged in reviewing LIBOR-indexed contracts, including the application of permissible expedients offered under the ASU to streamline an orderly transition to SOFR.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at December 31, 2020 and December 31, 2019. There were no restricted cash balances at December 31, 2020 and December 31, 2019.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $32.4 million at December 31, 2020 and $45.4 million at December 31, 2019. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. At December 31, 2020, deposits placed were $0.7 billion and $0 at December 31, 2019. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at December 31, 2020. Accrued interest receivable was $2.5 thousand as of December 31, 2020, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. At December 31, 2020 and December 31, 2019, federal funds sold were $6.3 billion and $8.6 billion, and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at December 31, 2020 and December 31, 2019. Accrued interest receivable was $14.4 thousand and $0.4 million as of December 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $4.7 billion at December 31, 2020 and $15.0 billion at December 31, 2019. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s

Federal Home Loan Bank of New York

Notes to Financial Statements

credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivable was $10.0 thousand at December 31, 2020 and $0.6 million at December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $4.7 billion at December 31, 2020 and $15.2 billion at December 31, 2019 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $4.4 billion for the twelve months ended December 31, 2020 and $8.3 billion for the same period in 2019. Interest income from securities purchased under agreements to resell was $28.6 million for 2020, $178.6 million for 2019 and $78.3 million for 2018. No overnight investments had been executed bilaterally with counterparties at those dates. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight and counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at December 31, 2020 and December 31, 2019.

Note 5. Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at December 31, 2020 and December 31, 2019 (in thousands):

Fair value	December 31, 2020	December 31, 2019
Corporate notes	$2,164	$3,217
U.S. Treasury notes	11,240,915	15,315,592
U.S. Treasury bills	499,886	-
Total trading securities	$11,742,965	$15,318,809

The carrying values of trading securities included net unrealized fair value gains of $87.6 million at December 31, 2020, and $53.1 million at December 31, 2019. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $630.4 million at December 31, 2020 and $251.2 million at December 31, 2019 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2020
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$-	$2,164	$2,164
U.S. Treasury notes	9,563,920	1,676,995	11,240,915
U.S. Treasury bills	499,886	-	499,886
Total trading securities	$10,063,806	$1,679,159	$11,742,965
Yield on trading securities	1.66%	1.79%

	December 31, 2019
	Due in one year or less	Due after one year through five years	Total Fair Value
Corporate notes	$869	$2,348	$3,217
U.S. Treasury notes	6,176,952	9,138,640	15,315,592
Total trading securities	$6,177,821	$9,140,988	$15,318,809
Yield on trading securities	2.36%	2.36%

Note 6. Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,164	$-	$-	$4,164
Equity funds	36,833	15,325	(1,909)	50,249
Fixed income funds	24,920	1,146	(110)	25,956
Total Equity Investments (a)	$65,917	$16,471	$(2,019)	$80,369

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$1,322	$-	$-	$1,322
Equity funds	28,650	8,312	(623)	36,339
Fixed income funds	22,104	412	(130)	22,386
Total Equity Investments (a)	$52,076	$8,724	$(753)	$60,047

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2020	2019
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$6,481	$7,866
Net gains (losses) recognized during the period on equity investments sold during the period	519	17
Net dividend and other	2,792	1,960
Net gains (losses) recognized during the period	$9,792	$9,843

Note 7. Available-for-Sale Securities.

No AFS security was impaired in any periods in this report, and no credit loss allowance was necessary at December 31, 2020 and December 31, 2019, or upon adoption of ASU 2017-12 at January 1, 2020.

The following tables provide major security types (in thousands):

	December 31, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$277,372	$3,960		$-		$281,332
Total Floating	277,372	3,960		-		281,332
Fixed
CMBS	2,877,947	282,913		(6,247)		3,154,613
Total Fixed	2,877,947	282,913		(6,247)		3,154,613
AFS Before Hedging Adjustments	3,155,319	286,873	(a)	(6,247	)(a)	3,435,945
Hedging Basis Adjustments in AOCI	44,052	(44,052)	(b)	-		-
Total Available-for-sale securities	$3,199,371	$242,821		$(6,247)		$3,435,945

	December 31, 2019
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$339,419	$2,164		$(74)		$341,509
CMBS	2,539	1		-		2,540
Total Floating	341,958	2,165		(74)		344,049
Fixed
CMBS	2,213,592	99,532		(3,755)		2,309,369
Total Fixed	2,213,592	99,532		(3,755)		2,309,369
AFS Before Hedging Adjustments	2,555,550	101,697	(a)	(3,829	)(a)	2,653,418
Hedging Basis Adjustments in AOCI	11,593	14,925	(b)	3,332	(b)	-
Total Available-for-sale securities	$2,567,143	$86,772		$(497)		$2,653,418

(a)	Amounts represents specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis that were recorded as an adjustment to the amortized cost of hedged securities, impacting unrealized gains and losses reported in the table above. Securities in a fair value hedging relationship at December 31, 2020 and 2019 reported $44.1 million and $11.6 million as hedging basis as noted in the table above, with an offset to AOCI. The hedging basis adjustment has no impact on market based fair values.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2020 and 2019, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). As noted in the table below, AFS securities in an unrealized loss position for 12 months or longer were not material. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2020 and 2019. Accrued interest receivable was $6.7 million at December 31, 2020 and $6.1 million at December 31, 2019, and no allowance for credit losses was recorded as interest due was collected.

No credit loss allowance was necessary at December 31, 2020 based on analysis noted above. The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$526,365	$(6,247)	$-	$-	$526,365	$(6,247)
Total Temporarily Impaired	$526,365	$(6,247)	$-	$-	$526,365	$(6,247)

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMO	$32,012	$(65)	$-	$-	$32,012	$(65)
Freddie Mac-CMO	7,071	(9)	-	-	7,071	(9)
Freddie Mac-CMBS	129,496	(423)	-	-	129,496	(423)
Total Temporarily Impaired	$168,579	$(497)	$-	$-	$168,579	$(497)

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due in one year or less	$-	$-	$2,539	$2,540
Due after one year through five years	332,752	364,081	-	-
Due after five year through ten years	2,550,443	2,750,824	2,189,350	2,273,352
Due after ten years	316,176	321,040	375,254	377,526
Total Available-for-sale securities	$3,199,371	$3,435,945	$2,567,143	$2,653,418

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $41.1 million and $30.4 million at December 31, 2020 and December 31, 2019. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$277,372	$281,332	$339,419	$341,509
CMBS - LIBOR	-	-	2,539	2,540
Total Floating	277,372	281,332	341,958	344,049
Fixed
CMBS	2,921,999	3,154,613	2,225,185	2,309,369
Total Mortgage-backed securities	$3,199,371	$3,435,945	$2,567,143	$2,653,418

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8. Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$47,558	$-	$-	$47,558	$6,626	$-	$54,184
Freddie Mac	9,813	-	-	9,813	1,305	-	11,118
Total pools of mortgages	57,371	-	-	57,371	7,931	-	65,302

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	942,268	-	-	942,268	9,204	(830)	950,642
Freddie Mac	604,713	-	-	604,713	5,709	(385)	610,037
Ginnie Mae	6,458	-	-	6,458	108	-	6,566
Total CMOs/REMICs	1,553,439	-	-	1,553,439	15,021	(1,215)	1,567,245

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,570,197	-	-	1,570,197	53,905	(1,428)	1,622,674
Freddie Mac	8,503,433	-	-	8,503,433	591,514	(5,142)	9,089,805
Total commercial mortgage-backed securities	10,073,630	-	-	10,073,630	645,419	(6,570)	10,712,479

Non-GSE MBS (c)
CMOs/REMICs	3,824	(257)	(294)	3,273	146	(71)	3,348

Asset-Backed Securities (c)
Manufactured housing (insured)	23,763	-	-	23,763	768	-	24,531
Home equity loans (insured)	52,262	-	(3,308)	48,954	13,340	(52)	62,242
Home equity loans (uninsured)	17,450	-	(1,986)	15,464	2,588	(284)	17,768
Total asset-backed securities	93,475	-	(5,294)	88,181	16,696	(336)	104,541

Total MBS	11,781,739	(257)	(5,588)	11,775,894	685,213	(8,192)	12,452,915

Other
State and local housing finance agency obligations (e)	1,097,752	-	-	1,097,752	76	(21,562)	1,076,266

Total Held-to-maturity securities	$12,879,491	$(257)	$(5,588)	$12,873,646	$685,289	$(29,754)	$13,529,181

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2019
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$61,990	$-	$61,990	$6,255	$-	$68,245
Freddie Mac	11,526	-	11,526	1,135	-	12,661
Total pools of mortgages	73,516	-	73,516	7,390	-	80,906

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	1,403,787	-	1,403,787	4,281	(3,130)	1,404,938
Freddie Mac	878,068	-	878,068	2,871	(2,526)	878,413
Ginnie Mae	9,265	-	9,265	113	-	9,378
Total CMOs/REMICs	2,291,120	-	2,291,120	7,265	(5,656)	2,292,729

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,822,310	-	1,822,310	16,796	(1,372)	1,837,734
Freddie Mac	9,815,215	-	9,815,215	215,919	(18,584)	10,012,550
Total commercial mortgage-backed securities	11,637,525	-	11,637,525	232,715	(19,956)	11,850,284

Non-GSE MBS (c)
CMOs/REMICs	4,451	(331)	4,120	56	(30)	4,146

Asset-Backed Securities (c)
Manufactured housing (insured)	28,618	-	28,618	1,175	-	29,793
Home equity loans (insured)	61,186	(4,062)	57,124	17,912	-	75,036
Home equity loans (uninsured)	23,322	(3,178)	20,144	4,209	(146)	24,207
Total asset-backed securities	113,126	(7,240)	105,886	23,296	(146)	129,036

Total MBS	14,119,738	(7,571)	14,112,167	270,722	(25,788)	14,357,101

Other
State and local housing finance agency obligations	1,122,315	-	1,122,315	400	(23,210)	1,099,505

Total Held-to-maturity securities	$15,242,053	$(7,571)	$15,234,482	$271,122	$(48,998)	$15,456,606

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
(e)	Amortized cost at December 31, 2020 includes allowance for credit loss of $0.8 million recorded at January 1, 2020, the adoption date of ASU 2016-13.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.7 million at December 31, 2020 and $3.7 million at December 31, 2019, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Numbers of investment positions that were in an unrealized loss position were 42 and 120 at December 31, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements

Housing finance agency bonds — The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $21.6 million and $23.2 million at December 31, 2020 and December 31, 2019, respectively. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. Number of investment positions that were in an unrealized loss position were 18 and 12 at December 31, 2020 and December 31, 2019.

Based on analysis performed at January 1, 2020, the adoption date of the guidance under ASU 2016-13, a credit loss of $0.8 million was recognized as a charge to beginning retained earnings at January 1, 2020. At December 31, 2020, the probability default analysis reported cumulative credit loss of $0.7 million, materially unchanged from the evaluation at adoption date. The portfolio composition has not changed and no acquisitions or sales were made in the twelve months ended December 31, 2020. Additionally, our counterparty default analysis at December 31, 2020 identified no material changes from those at adoption date.

Accrued interest receivable was $1.3 million at December 31, 2020 and $4.5 million at December 31, 2019, no allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.3 million and $0.6 million were recognized in 2020 and 2019, respectively. Our investments in PLMBS were less than 1% of our investments in MBS. No acquisitions or sale of PLMBS were made in 2020; balances declined due to paydowns, and the portfolio composition remains largely unchanged. Based on cash flow testing, the Bank believes no material credit losses remains. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2020, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Number of investment positions that were in an unrealized loss position was 10 and 8 at December 31, 2020 and December 31, 2019, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$30,867	$30,758	$9,770	$9,781
Due after five years through ten years	100	100	36,810	36,250
Due after ten years	1,066,785	1,045,408	1,075,735	1,053,474
State and local housing finance agency obligations	1,097,752	1,076,266	1,122,315	1,099,505

Mortgage-backed securities
Due in one year or less	690,206	694,962	613,863	619,948
Due after one year through five years	2,991,105	3,114,446	4,102,650	4,142,443
Due after five years through ten years	6,137,440	6,629,839	6,648,746	6,815,921
Due after ten years	1,962,988	2,013,668	2,754,479	2,778,789
Mortgage-backed securities	11,781,739	12,452,915	14,119,738	14,357,101
Total Held-to-Maturity Securities	$12,879,491	$13,529,181	$15,242,053	$15,456,606

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $57.4 million at December 31, 2020 and $72.5 million at December 31, 2019 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9. Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$-	-%	-%	$-	-%	-%
Due in one year or less	51,202,647	0.65	56.42	69,206,283	1.99	68.93
Due after one year through two years	11,520,983	1.52	12.70	8,727,277	2.16	8.69
Due after two years through three years	7,734,061	1.65	8.52	6,214,853	2.32	6.19
Due after three years through four years	4,400,913	1.55	4.85	3,032,507	2.68	3.02
Due after four years through five years	3,770,927	1.50	4.16	2,709,805	2.02	2.70
Thereafter	12,111,628	1.87	13.35	10,505,353	2.13	10.47
Total par value	90,741,159	1.09%	100.00%	100,396,078	2.06%	100.00%
Hedge valuation basis adjustments (b)	1,325,945			299,163
Total	$92,067,104			$100,695,241

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, OIS/FF index and OIS/SOFR index.

Federal Home Loan Bank of New York

Notes to Financial Statements

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020.

Advances borrowed by members increased in the aftermath of the global Coronavirus-19 pandemic, resulting in an unprecedented demand for liquidity (advances) from our borrowing members. The increase largely occurred in March 2020 and carrying value of advances borrowed increased to $136.2 billion at March 31, 2020, up from $100.7 billion at December 31, 2019. Since then demand has declined with maturing advances not replaced by borrowing members or due to prepayments. Carrying values were $92.1 billion at December 31, 2020.

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

Our credit and collateral practices have not identified allowance for credit losses at December 31, 2020, or at January 1, 2020, the date ASU 2016-13 was adopted, or in the periods in 2020. Accrued interest receivable was $89.6 million and $181.8 million at December 31, 2020 and December 31, 2019, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

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

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

•	one-to-four family and multifamily mortgage loans (delinquent for no more than 90-days) and securities representing such mortgages;
•	securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
•	cash or deposits in the Bank;
•	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it; and
•	qualifying securities.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2020 and in any reporting period in 2020. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2020, and in all reporting periods in 2020, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management's credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2020 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on advances as of December 31, 2020.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 35.6% and 24.9% of total advances at December 31, 2020 and December 31, 2019. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2020, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

As noted under Note 1. Critical Accounting Policies and Estimates, the FHLBNY has introduced a new mortgage loan program — the Mortgage Asset Program sm (MAP) and plan to fully roll it out starting in late March 2021, and cease to acquire loans under the MPF program. Legacy loans under the MPF programs would continue to be supported and serviced under the MPF loan agreements. At December 31, 2020, mortgage loans under the MAP program were $0.3 million. Because of the immateriality of loans acquired, required mortgage-loan disclosures on MAP were omitted.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$178,968	6.25%	$174,291	5.57%
Fixed long-term single-family mortgages	2,682,955	93.75	2,953,453	94.43
Total unpaid principal balance	$2,861,923	100.00%	$3,127,744	100.00%

Unamortized premiums	43,103		46,442
Unamortized discounts	(1,246)		(1,562)
Basis adjustment (b)	2,691		1,381
Total MPF loans amortized cost	$2,906,471		$3,174,005
MPF allowance for credit losses (c)	(7,073)		(653)
MPF loans held-for-portfolio	$2,899,398		$3,173,352
MAP loans held-for-portfolio	$314
Total mortgage loans held-for-portfolio at carrying value	$2,899,712

(a)	Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.
(c)	The Bank’s methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of CECL, the new accounting framework for the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $43.9 million and $40.2 million at December 31, 2020 and December 31, 2019. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $2.7 million in 2020 and $2.5 million in 2019 and 2018. These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Mortgage Loan Losses under New Accounting Framework under ASU 2016-13.

Effective January 1, 2020, the FHLBNY adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). With the adoption of the CECL guidance, the estimate of expected credit losses for MPF will be forward-looking. CECL will require the use of forecasts about future economic conditions to estimate the expected credit loss over the remaining life of an instrument. The estimated credit loss is recorded upon initial recognition of the asset, even if the asset is performing at the time of purchase, in anticipation of a future event that will lead to a loss being realized (including consideration of remote scenarios as required under ASC 326-20-30-10). The objective of the estimate is to record the net amount expected to be collected for the asset, while considering available relevant information about the collectability of cash flows.

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the impacts to the allowance for credit losses and retained earnings upon adoption of this guidance on January 1, 2020 and at December 31, 2020. Amounts represent cumulative loan loss allowances at each of the dates (in thousands):

	December 31, 2019	CECL Adoption Impact	Reserves Recorded in 2020	December 31, 2020
Allowance for Credit Losses	$653	$2,972	$3,448	$7,073

The impact of adoption of ASU 2016-13 — Upon adoption at January 1, 2020, the Bank recorded $3.0 million as the incremental expected life-time losses.

Our allowance for credit loss of $7.1 million at December 31, 2020 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $5 million in life-time losses. Second, loss sharing and insurance mitigates forecasted losses. Lastly, forbearance processes are likely to be temporary for the MPF loans.

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

Accrued interest receivable was $14.2 million and $15.5 million at December 31, 2020 and December 31, 2019. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

Government mortgages, which carry FHA, VA or USDA guarantees presents a minimal risk of loss. Additionally, as part of the service agreement between FHLBNY and the members that sold us government loans, those members will buy back delinquent government loans.

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

Allowance Methodology for Loan Losses under Methodology Prior to the Adoption of ASU 2016-13.

Allowance Policy — Mortgage loans were considered impaired when, based on current information and events, it was probable that the FHLBNY would be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements. The FHLBNY considered a loan to be seriously delinquent when it was past due 90-days or more, and was a primary confirming event of a credit loss. When a loan was seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measured estimated credit losses on an individual loan basis by looking to the value of the real property collateral. For such loans, the FHLBNY believed it was probable that we would be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Under the incurred loss model (prior to the adoption of the expected loss model at January 1, 2020), we collectively evaluated the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimated an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities. We had utilized a roll-rate methodology when estimating allowance for credit losses. This methodology projected loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency. We then applied a loss severity factor to calculate an estimate of credit losses.

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

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2020	2019	2018
Allowance for credit losses:
Beginning balance	$653	$814	$992
Adjustment for cumulative effect of accounting change	2,972	-	-
Charge-offs	(94)	(19)	(172)
Recoveries	-	-	365
Provision (Reversal) for credit losses on mortgage loans	3,542	(142)	(371)
Balance, at end of period	$7,073	$653	$814

	December 31,
	2020 (a)	2019	2018
Ending balance, individually evaluated for impairment	$7,073	$160	$238
Ending balance, collectively evaluated for impairment	-	493	576
Total Allowance for credit losses	$7,073	$653	$814

(a)	With the adoption of ASU 2016-13 in 2020, we evaluate all loans on a loan-by-loan basis by policy.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2020	December 31, 2019
Total MPF Mortgage loans, carrying values net (a)	$2,899,398	$3,173,352
Non-performing MPF mortgage loans - Conventional (a)(b)	$58,498	$6,899
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$14,760	$3,935

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB, and would not agree to data reported in other tables at “amortized cost”.

Under the new framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF loans, and while the loans are evaluated on an individual basis, we have deemed that FHFA and VA loans as collectively insured. Additionally, based on the Bank's assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2020 or 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

	December 31, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,792,650	$-	$1,818,942	$1,903,273
With a related allowance	873,955	(7,073)	881,661	994,262
Total measured for impairment	$2,666,605	$(7,073)	$2,700,603	$2,897,535

	December 31, 2019
	Unpaid			Average
	Principal	Related	Recorded	Recorded
	Balance	Allowance	Investment	Investment (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$9,025	$-	$9,061	$10,169
With a related allowance	2,901,719	(653)	2,958,205	2,795,017
Total measured for impairment	$2,910,744	$(653)	$2,967,266	$2,805,186

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost/recorded investments in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90-days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the twelve months ended December 31, 2020 and average recorded investment for the twelve months ended December 31, 2019.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2020	December 31, 2019
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$2,666,605	$2,910,744
MPF Government-guaranteed or -insured mortgage loans	195,318	217,000
Total MPF loans - unpaid principal balance	$2,861,923	$3,127,744

Federal Home Loan Bank of New York

Notes to Financial Statements

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2020 and December 31, 2019, respectively.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2020
	Conventional Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional Loans
Past due 30 - 59 days	$10,088	$9,768	$19,856
Past due 60 - 89 days	4,267	7,682	11,949
Past due 90 days or more	28,157	31,002	59,159
Total past due MPF mortgage loans	42,512	48,452	90,964
Current MPF mortgage loans	1,038,404	1,578,308	2,616,712
Current MAP mortgage loans	-	314	314
Total conventional loans	$1,080,916	$1,627,074	$2,707,990

December 31, 2019
Conventional
MPF Loans
Payment Status, at Recorded Investment:
Conventional Loans
Past due 30 - 59 days	$15,775
Past due 60 - 89 days	3,424
Past due 90 days or more	6,919
Total past due mortgage loans	26,118
Current mortgage loans	2,941,148
Total conventional loans - MPF	$2,967,266

Federal Home Loan Bank of New York

Notes to Financial Statements

Other Delinquency Statistics (dollars in thousands):

	December 31, 2020
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$23,645	$9,266	$32,911
Serious delinquency rate (b)	2.44%	8.05%	2.82%
Past due 90 days or more and still accruing interest	$-	$14,986	$14,986
Loans on non-accrual status	$59,159	$-	$59,159
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$6,802	$1,219	$8,021
Modified loans under MPF® program	$926	$-	$926
Real estate owned (d)	$133	$-	$133

	December 31, 2019
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Recorded Investment:
In process of foreclosure (a)	$4,198	$2,408	$6,606
Serious delinquency rate (b)	0.24%	1.87%	0.36%
Past due 90 days or more and still accruing interest	$-	$4,147	$4,147
Loans on non-accrual status	$6,919	$-	$6,919
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$7,711	$1,028	$8,739
Modified loans under MPF® program	$1,138	$-	$1,138
Real estate owned (d)	$293	$-	$293

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90-days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at carrying value.

Note 11.              Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	December 31, 2020	December 31, 2019
Interest-bearing deposits
Interest-bearing demand	$1,677,526	$1,144,519
Term (a)	5,000	15,000
Total interest-bearing deposits	1,682,526	1,159,519
Non-interest-bearing demand	70,437	34,890
Total deposits (b)	$1,752,963	$1,194,409

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Average	Amount	Average
	Outstanding	Interest Rate (b)	Outstanding	Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,682,526	0.26%	$1,159,519	2.03%
Non-interest-bearing deposits	70,437		34,890
Total deposits	$1,752,963		$1,194,409

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Consolidated obligation bonds-amortized cost	$69,063,948	$78,179,661
Hedge valuation basis adjustments	514,436	377,000
Hedge basis adjustments on de-designated hedges	132,450	139,605
FVO - valuation adjustments and accrued interest	5,464	67,043
Total Consolidated obligation bonds	$69,716,298	$78,763,309
Discount notes-amortized cost	$57,642,972	$73,955,552
Hedge value basis adjustments	321	(105)
FVO - valuation adjustments and remaining accretion	15,545	3,758
Total Consolidated obligation discount notes	$57,658,838	$73,959,205

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2020			December 31, 2019
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$45,481,150	0.34%	66.00%	$62,319,595	1.77%	79.79%
Over one year through two years	10,367,545	1.01	15.05	4,061,125	2.10	5.20
Over two years through three years	4,324,660	1.72	6.28	2,817,715	2.22	3.61
Over three years through four years	1,581,355	1.94	2.29	1,538,835	2.69	1.97
Over four years through five years	822,620	1.62	1.19	1,240,735	2.60	1.58
Thereafter	6,329,200	3.14	9.19	6,130,800	3.34	7.85
Total par value	68,906,530	0.84%	100.00%	78,108,805	1.96%	100.00%
Bond premiums (b)	184,084			95,560
Bond discounts (b)	(26,666)			(24,704)
Hedge valuation basis adjustments (c)	514,436			377,000
Hedge basis adjustments on de-designated hedges (d)	132,450			139,605
FVO (e) - valuation adjustments and accrued interest	5,464			67,043
Total Consolidated obligation-bonds	$69,716,298			$78,763,309

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our interest rate benchmarks are LIBOR, the FF/OIS index and the FF/SOFR index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$49,275,530	71.51%	$32,588,805	41.72%
Fixed-rate, callable	1,434,000	2.08	4,803,000	6.15
Step Up, callable	-	-	15,000	0.02
Single-index floating rate	18,197,000	26.41	40,702,000	52.11
Total par value	$68,906,530	100.00%	$78,108,805	100.00%

Federal Home Loan Bank of New York

Notes to Financial Statements

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Par value	$57,668,646	$74,094,586
Amortized cost	$57,642,972	$73,955,552
Hedge value basis adjustments (a)	321	(105)
FVO (b) - valuation adjustments and remaining accretion	15,545	3,758
Total discount notes	$57,658,838	$73,959,205
Weighted average interest rate	0.15%	1.60%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. The application of ASC 815 accounting methodology resulted in the recognition of a net cumulative hedge valuation basis loss of $0.3 million at December 31, 2020 and a gain of $0.1 million at December 31, 2019. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity or next call will impact hedge valuation adjustments.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity will impact hedge valuation adjustments.

Note 13.            Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$153,894	$161,718	$131,654
Additions from current period's assessments	49,180	52,552	62,382
Net disbursements for grants and programs	(54,247)	(60,376)	(32,318)
Ending balance	$148,827	$153,894	$161,718

Note 14.            Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $5.4 billion at December 31, 2020 and $5.8 billion at December 31, 2019.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2020		December 31, 2019
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,067,518	$7,279,437	$1,107,356	$7,584,829
Total capital-to-asset ratio	4.00%	5.31%	4.00%	4.68%
Total capital (b)	$5,479,855	$7,279,437	$6,482,481	$7,584,829
Leverage ratio	5.00%	7.97%	5.00%	7.02%
Leverage capital (c )	$6,849,819	$10,919,156	$8,103,101	$11,377,244

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	December 31, 2020	December 31, 2019
Redemption less than one year	$127	$835
Redemption from one year to less than three years	293	371
Redemption from three years to less than five years	317	402
Redemption from five years or greater	2,254	3,521

Total	$2,991	$5,129

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2020	2019	2018
Beginning balance	$5,129	$5,845	$19,945
Capital stock subject to mandatory redemption reclassified from equity	2,743	4,184	8,756
Redemption of mandatorily redeemable capital stock (a)	(4,881)	(4,900)	(22,856)
Ending balance	$2,991	$5,129	$5,845
Accrued interest payable (b)	$41	$84	$112

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates for the three months ended December 31, 2020, 2019 and 2018 were 5.10%, 6.35% and 6.90%. Accrual rates are based on estimated dividend rates.

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

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last date of the calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $774.3 million and $685.8 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2020 and December 31, 2019.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2020	2019	2018
Net income	$442,385	$472,588	$560,478
Net income available to stockholders	$442,385	$472,588	$560,478
Weighted average shares of capital	61,334	55,511	61,798
Less: Mandatorily redeemable capital stock	(43)	(60)	(140)
Average number of shares of capital used to calculate earnings per share	61,291	55,451	61,658
Basic earnings per share	$7.22	$8.52	$9.09

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2020	2019	2018
Defined Benefit Plan	$10,000	$9,976	$10,066
Benefit Equalization Plans (defined benefit and defined contribution)	10,450	7,613	6,838
Defined Contribution Plans	2,701	2,501	2,329
Postretirement Health Benefit Plan	297	(230)	(1,145)
Total retirement plan expenses	$23,448	$19,860	$18,088

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2020	2019	2018
Net pension cost charged to compensation and
benefit expense for the year ended December 31	$10,000	$9,976	$10,066
Contributions allocated to plan year ended June 30	$9,863	$9,696	$10,158
Pentegra DB Plan funded status as of July 1 (a)	108.20%	108.59%	109.86%
FHLBNY's funded status as of July 1 (b)	105.31%	108.67%	114.77%

(a)	Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2021 for the plan year ended June 30, 2020. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(b)	Based on cash contributions made through December 31, 2020 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2020	2019
Accumulated benefit obligation	$82,022	$67,274
Effect of future salary increases	13,256	11,032
Projected benefit obligation	95,278	78,306
Unrecognized prior service (cost)/credit	(851)	(1,548)
Unrecognized net (loss)/gain	(43,051)	(31,954)

Accrued pension cost	$51,376	$44,804

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2020	2019
Projected benefit obligation at the beginning of the year	$78,306	$63,107
Service cost	1,567	1,265
Interest cost	2,348	2,544
Benefits paid	(2,601)	(2,011)
Actuarial loss/(gain) (a)	15,658	11,853
Plan amendments	-	1,548
Projected benefit obligation at the end of the year	$95,278	$78,306

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial loss of $15.7 million in 2020 was primarily due to decline in discount rate and unfavorable change in demographic experience, partly offset by favorable changes in mortality assumptions.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2020	2019
Net loss/(gain)	$43,051	$31,954
Prior service cost/(credit)	851	1,548
Accumulated other comprehensive loss/(gain)	$43,902	$33,502

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2020	2019
Fair value of the plan assets at the beginning of the year	$-	$-
Employer contributions	2,601	2,011
Benefits paid	(2,601)	(2,011)
Fair value of the plan assets at the end of the year	$-	$-

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Service cost	$1,567	$1,265	$1,095
Interest cost	2,348	2,544	2,155
Amortization of unrecognized net loss	4,561	2,879	3,545
Amortization of unrecognized past service cost	697	-	-
Net periodic benefit cost -Defined Benefit BEP	9,173	6,688	6,795
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	1,277	925	43
Total	$10,450	$7,613	$6,838

Federal Home Loan Bank of New York

Notes to Financial Statements

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2020	2019
New (gain)/loss during the year	$15,658	$11,853
Recognized prior service credit/(cost)	(697)	-
New past service (credit)/cost	-	1,548
Recognized gain/(loss)	(4,561)	(2,879)

Total recognized in other comprehensive loss/(income)	$10,400	$10,522
Total recognized in net periodic benefit cost and other comprehensive income	$19,573	$17,210

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2021
Expected amortization of net loss/(gain)	$5,909
Expected amortization of past service cost/(credit)	$697

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Discount rate (a)	2.26%	3.05%	4.10%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	6	5	6
Benefits paid during the period	$(2,601)	$(2,011)	$(1,824)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2021	$3,202
2022	3,414
2023	3,638
2024	3,833
2025	4,216
2026-2030	23,801

Total	$42,104

The net periodic benefit cost for 2021 is expected to be $10.7 million ($9.2 million in 2020).

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

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 2.18%.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Accumulated postretirement benefit obligation at the beginning of the year	$10,610	$12,826
Service cost	58	72
Interest cost	320	406
Actuarial loss/(gain)	1,054	(2,228)
Plan participant contributions	208	220
Actual benefits paid	(939)	(738)
Retiree drug subsidy reimbursement	53	52
Accumulated postretirement benefit obligation at the end of the year	$11,364	$10,610

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2020	2019
Fair value of plan assets at the beginning of the year	$-	$-
Employer contributions	731	518
Plan participant contributions	208	220
Actual benefits paid	(939)	(738)
Fair value of plan assets at the end of the year	$-	$-

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2020	2019
Net (gain)/loss	$(373)	$(1,509)
Accumulated other comprehensive (gain)/loss	$(373)	$(1,509)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Service cost (benefits attributed to service during the period)	$58	$72	$87
Interest cost on accumulated postretirement health benefit obligation	320	406	465
Amortization of (gain)/loss	(81)	(451)	64
Amortization of prior service (credit)/cost	-	(257)	(1,761)
Net periodic postretirement health benefit expense/(income)	$297	$(230)	$(1,145)

Federal Home Loan Bank of New York

Notes to Financial Statements

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2020	2019
Net loss/(gain)	$1,054	$(2,228)
Amortization of net gain/(loss)	81	451
Amortization of prior service credit/(cost)	-	257

Total recognized in other comprehensive income	$1,135	$(1,520)

Total recognized in net periodic benefit cost and other comprehensive income	$1,432	$(1,750)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2020	2019	2018
Weighted average discount rate (a)	2.18%	3.04%	4.09%

Health care cost trend rates:
Assumed for next year
Pre 65	6.50%	6.75%	6.75%
Post 65	4.95%	5.00%	4.90%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2028	2028	2025/2026
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2028	2028	2025/2026
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2021	$661
2022	737
2023	759
2024	743
2025	710
2026-2030	3,307

Total	$6,917

The postretirement health benefit plan accrual for 2021 is expected to be a cost of $0.3 million ($0.3 million in 2020).

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2020	December 31, 2019
Interest rate contracts
Interest rate swaps	$127,077,867	$107,837,925
Interest rate caps	800,000	800,000
Mortgage delivery commitments	9,777	44,768
Total interest rate contracts notionals	$127,887,644	$108,682,693

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

	December 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$232,355	$913,215	$241,501	$365,397
Cleared derivatives	205,505	211,259	367,202	352,576
Total gross recognized amount	437,860	1,124,474	608,703	717,973
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(197,385)	(849,880)	(104,011)	(333,471)
Cleared derivatives	(203,835)	(203,835)	(266,850)	(352,092)
Total gross amounts of netting adjustments and cash collateral	(401,220)	(1,053,715)	(370,861)	(685,563)
Net amounts after offsetting adjustments and cash collateral	$36,640	$70,759	$237,842	$32,410

Uncleared derivatives	$34,970	$63,335	$137,490	$31,926
Cleared derivatives	1,670	7,424	100,352	484
Total net amounts after offsetting adjustments and cash collateral	$36,640	$70,759	$237,842	$32,410

Derivative instruments - not nettable
Uncleared derivatives (a)	$29	$1	$105	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$34,999	$63,336	$137,595	$31,927
Cleared derivatives	1,670	7,424	100,352	484
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$36,669	$70,760	$237,947	$32,411

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$630,372	$-	$251,177	$-
Cannot be sold or repledged
Uncleared derivatives securities received	(20,687)	-	(115,238)	-
Total net amount of non-cash collateral received or repledged	$609,685	$-	$135,939	$-
Total net exposure cash and non-cash (e)	$646,354	$70,760	$373,886	$32,411

Net unsecured amount - Represented by:
Uncleared derivatives	$14,312	$63,336	$22,357	$31,927
Cleared derivatives	632,042	7,424	351,529	484
Total net exposure cash and non-cash (e)	$646,354	$70,760	$373,886	$32,411

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Future Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At December 31, 2020, the FHLBNY posted $732.9 million in cash as settlement variation margin to FCMs. At December 31, 2019, the FHLBNY posted $100.1 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$69,885,821	$380,504	$1,088,253
Total derivatives in hedging relationships under ASC 815	69,885,821	380,504	1,088,253

Derivatives not designated as hedging instruments
Interest rate swaps	56,304,046	35,555	34,989
Interest rate caps	800,000	44	-
Mortgage delivery commitments	9,777	29	1
Other (b)	888,000	21,757	1,232
Total derivatives not designated as hedging instruments	58,001,823	57,385	36,222

Total derivatives before netting and collateral adjustments	$127,887,644	437,889	1,124,475
Netting adjustments		(291,135)	(291,135)
Cash collateral and related accrued interest		(110,085)	(762,580)
Total netting adjustments and cash collateral		(401,220)	(1,053,715)
Total derivative assets and total derivative liabilities		$36,669	$70,760
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$630,372
Security collateral received from counterparty (c)		(20,687)
Net security		609,685
Net exposure		$646,354

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$59,361,080	$414,480	$550,758
Total derivatives in hedging relationships under ASC 815	59,361,080	414,480	550,758

Derivatives not designated as hedging instruments
Interest rate swaps	47,404,845	179,784	162,702
Interest rate caps	800,000	50	-
Mortgage delivery commitments	44,768	105	1
Other (b)	1,072,000	14,389	4,513
Total derivatives not designated as hedging instruments	49,321,613	194,328	167,216

Total derivatives before netting and collateral adjustments	$108,682,693	608,808	717,974
Netting adjustments		(342,911)	(342,911)
Cash collateral and related accrued interest		(27,950)	(342,652)
Total netting adjustments and cash collateral		(370,861)	(685,563)
Total derivative assets and total derivative liabilities		$237,947	$32,411
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$251,177
Security collateral received from counterparty (c)		(115,238)
Net security		135,939
Net exposure		$373,886

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet, but would be eligible for offsetting in an event of default. Amounts represent U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2020 and December 31, 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivative not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge”. For more information, see Note 1. Critical Accounting Policies and Estimates in this Form 10-K.

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

FASB’s ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), added the OIS rate based on SOFR as an approved U.S. benchmark rate to facilitate the LIBOR to SOFR transition. The other interest rates in the United States that are eligible benchmarks under Topic 815 are interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The FHLBNY’s interest rate benchmarks are LIBOR, the overnight SOFR index and the overnight Fed funds index.

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Years ended December 31,
	2020	2019	2018
	Recorded in Interest Income/Expense	Recorded in Interest Income/Expense	Recorded in Other Income (Loss)
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(978,281)	$(447,416)	$(43,845)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$977,118	$446,278	$43,342

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2020 and December 31, 2019, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of condition (in thousands):

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$38,275,533	$1,324,615	$-
Hedged AFS debt securities (a)	1,162,366	44,052	-
De-designated advances (b)	-	-	1,331
	$39,437,899	$1,368,667	$1,331

Liabilities:
Hedged consolidated obligation bonds	$20,639,825	$(514,436)	$-
Hedged consolidated obligation discount notes	7,583,549	(321)	-
De-designated consolidated obligation bonds (b)	-	-	(132,450)
	$28,223,374	$(514,757)	$(132,450)

	December 31, 2019
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$40,722,558	$298,818	$-
Hedged AFS debt securities (a)	547,807	11,593	-
De-designated advances (b)	-	-	345
	$41,270,365	$310,411	$345
Liabilities:
Hedged consolidated obligation bonds	$11,366,044	$(377,000)	$-
Hedged consolidated obligation discount notes	3,493,297	105	-
De-designated consolidated obligation bonds (b)	-	-	(139,605)
	$14,859,341	$(376,895)	$(139,605)

(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	Basis valuation adjustments of de-designated (discontinued hedging relationships) on advances and debt were reported in the same line as the carrying amounts of hedged assets/liabilities. At December 31, 2020, par amounts of de-designated advances were $1.2 billion; par amounts of de-designated CO bonds were approximately $1.5 billion; par amounts of de-designated CO discount notes were approximately $0.1 billion. At December 31, 2019, par amounts of de-designated advances were not material; par amounts of de-designated CO bonds were approximately $1.3 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2020
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(1,352)	$-	$(114,040)	$(112,688)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2019
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(613)	$-	$(111,888)	$(111,275)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2018
	Amounts Reclassified from AOCI to Interest Expense (b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$180	$(278)	$36,816	$36,636

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Beginning January 1, 2019 post implementation of ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.5 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Subsequent to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2020(a)	2019(a)	2018(b)
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(153,396)	$(40,833)	$(39,584)
Caps	(6)	(596)	(268)
Mortgage delivery commitments	1,693	709	(145)
Total gains (losses) on derivatives in economic hedges	$(151,709)	$(40,720)	$(39,997)

(a)	Valuation changes and accrued interest on the swaps (also referred to as swap interest settlement) on derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will reconcile to the line item – “Derivative gains (losses)” in Other income in the Statements of income.
(b)	The table above reports valuation changes of derivatives in economic hedges (not qualifying under ASC 815). Gains and losses reported in the table above for 2018 will not agree with the line item “Derivative gains (losses)” in the Statements of Income which included the impact of both ASC 815 qualifying hedges and derivatives not qualifying. As permitted under the ASU 2017-12, prior year presentations in the Statements of income has not been reclassified to reporting classifications under ASU 2017-12.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.	Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables — Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2020
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$1,896,155	$1,896,155	$1,896,155	$-	$-	$-
Interest-bearing deposits	685,000	685,002	-	685,002	-	-
Securities purchased under agreements to resell	4,650,000	4,649,989	-	4,649,989	-	-
Federal funds sold	6,280,000	6,279,989	-	6,279,989	-	-
Trading securities	11,742,965	11,742,965	11,740,801	2,164	-	-
Equity Investments	80,369	80,369	80,369	-	-	-
Available-for-sale securities	3,435,945	3,435,945	-	3,435,945	-	-
Held-to-maturity securities	12,873,646	13,529,181	-	12,345,026	1,184,155	-
Advances	92,067,104	92,315,784	-	92,315,784	-	-
Mortgage loans held-for-portfolio, net	2,899,712	3,002,883	-	3,002,883	-	-
Accrued interest receivable	189,454	189,454	-	189,454	-	-
Derivative assets	36,669	36,669	-	437,889	-	(401,220)
Other financial assets	133	133	-	-	133	-
Liabilities
Deposits	1,752,963	1,752,974	-	1,752,974	-	-
Consolidated obligations
Bonds	69,716,298	70,610,339	-	70,610,339	-	-
Discount notes	57,658,838	57,663,523	-	57,663,523	-	-
Mandatorily redeemable capital stock	2,991	2,991	2,991	-	-	-
Accrued interest payable	117,982	117,982	-	117,982	-	-
Derivative liabilities	70,760	70,760	-	1,124,475	-	(1,053,715)
Other financial liabilities	32,378	32,378	32,378	-	-	-

	December 31, 2019
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$603,241	$603,241	$603,241	$-	$-	$-
Securities purchased under agreements to resell	14,985,000	14,984,909	-	14,984,909	-	-
Federal funds sold	8,640,000	8,639,966	-	8,639,966	-	-
Trading securities	15,318,809	15,318,809	15,315,592	3,217	-	-
Equity Investments	60,047	60,047	60,047	-	-	-
Available-for-sale securities	2,653,418	2,653,418	-	2,653,418	-	-
Held-to-maturity securities	15,234,482	15,456,606	-	14,223,919	1,232,687	-
Advances	100,695,241	100,738,675	-	100,738,675	-	-
Mortgage loans held-for-portfolio, net	3,173,352	3,190,109	-	3,190,109	-	-
Accrued interest receivable	312,559	312,559	-	312,559	-	-
Derivative assets	237,947	237,947	-	608,808	-	(370,861)
Other financial assets	293	293	-	-	293	-

Liabilities
Deposits	1,194,409	1,194,419	-	1,194,419	-	-
Consolidated obligations
Bonds	78,763,309	78,980,672	-	78,980,672	-	-
Discount notes	73,959,205	73,961,316	-	73,961,316	-	-
Mandatorily redeemable capital stock	5,129	5,129	5,129	-	-	-
Accrued interest payable	156,889	156,889	-	156,889	-	-
Derivative liabilities	32,411	32,411	-	717,974	-	(685,563)
Other financial liabilities	45,388	45,388	45,388	-	-	-

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

Summary of Valuation Techniques and Primary Inputs

The fair value of a financial instrument that is an asset is defined as the price the FHLBNY would receive to sell the asset in an orderly transaction with market participants. A financial liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair values were based on observable market prices or parameters or derived from such prices or parameters. Where observable prices are not available, valuation models and inputs are utilized. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or markets and the instruments’ complexity. Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage-backed securities classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2020 and December 31, 2019. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

The inputs used to determine fair value of advances elected under the FVO are as follows:

•	CO Curve. The FHLBNY uses the CO Curve, which represents its cost of funds, as an input to estimate the fair value of advances, and to determine current advance rates. This input is considered market observable and therefore a Level 2 input.
•	Volatility assumption. To estimate the fair value of advances with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. This input is considered a Level 2 input as it is market based and market observable.
•	Spread adjustment. Adjustments represent the FHLBNY’s mark-up based on its pricing strategy. The input is considered as unobservable and is classified as a Level 3 input. The spread adjustment is not a significant input to the overall fair value of an advance.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2020 and December 31, 2019.

Starting in mid-October 2020, interest rate swaps cleared by Central Clearing Houses, LCH and the CME, are valued by discounting forward cash flows by the SOFR index, consistent with the change to SOFR in the interest accrual calculation of margins.

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

Mortgage delivery commitments (considered a derivative) — TBA security prices are adjusted for differences in coupon, average loan rate and seasoning. To be announced (TBA) is the term describing forward-settling MBS trades issued by Freddie Mac, Fannie Mae, and Ginnie Mae trade in the TBA market. The FHLBNY incorporates SOFR and the overnight indexed swap (FF/OIS) curves as fair value measurement inputs for the valuation of its derivatives, as SOFR the FF/OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives. The FHLBNY believes using relevant SOFR and the FF/OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives. SOFR and the FF/OIS curves are inputs to the valuation model and are obtained from industry standard pricing vendors; the inputs are available and observable over the entire terms of the interest rate swaps.

Management considers the SOFR and the federal funds curve to be Level 2 inputs. The FHLBNY’s valuation model utilizes industry standard OIS methodology. The model generates forecasted cash flows using the contractual cash flows, then discounts the cash flows by SOFR and FF/OIS curve to generate fair values.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2020 and December 31, 2019.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Other real estate owned (OREO) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$2,164	$-	$2,164	$-	$-
U.S. Treasury securities	11,740,801	11,740,801	-	-	-
Equity Investments	80,369	80,369	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	3,435,945	-	3,435,945	-	-
Derivative assets (a)
Interest-rate derivatives	36,640	-	437,860	-	(401,220)
Mortgage delivery commitments	29	-	29	-	-
Total recurring fair value measurement - Assets	$15,295,948	$11,821,170	$3,875,998	$-	$(401,220)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(7,133,755)	$-	$(7,133,755)	$-	$-
Bonds (to the extent FVO is elected) (b)	(16,580,464)	-	(16,580,464)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(70,759)	-	(1,124,474)	-	1,053,715
Mortgage delivery commitments	(1)	-	(1)	-	-
Total recurring fair value measurement - Liabilities	$(23,784,979)	$-	$(24,838,694)	$-	$1,053,715

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
Corporate notes	$3,217	$-	$3,217	$-	$-
U.S. Treasury securities	15,315,592	15,315,592	-	-	-
Equity Investments	60,047	60,047	-	-	-
Available-for-sale securities
GSE/U.S. agency issued MBS	2,653,418	-	2,653,418	-	-
Derivative assets (a)
Interest-rate derivatives	237,842	-	608,703	-	(370,861)
Mortgage delivery commitments	105	-	105	-	-
Total recurring fair value measurement - Assets	$18,270,221	$15,375,639	$3,265,443	$-	$(370,861)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(2,186,603)	$-	$(2,186,603)	$-	$-
Bonds (to the extent FVO is elected) (b)	(12,134,043)	-	(12,134,043)	-	-
Derivative liabilities (a)
Interest-rate derivatives	(32,410)	-	(717,973)	-	685,563
Mortgage delivery commitments	(1)	-	(1)	-	-
Total recurring fair value measurement - Liabilities	$(14,353,057)	$-	$(15,038,620)	$-	$685,563

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$1,671	$-	$1,671	$-
Total non-recurring assets at fair value	$1,671	$-	$1,671	$-

	During the period ended December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$80	$-	$80	$-
Real estate owned	306	-	-	306
Total non-recurring assets at fair value	$386	$-	$80	$306

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2020 and December 31, 2019, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2020 and December 31, 2019.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Years ended December 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(19,375,000)	(23,818,753)
Maturities and terminations	14,867,000	18,883,387
Net gains (losses) on financial instruments held
under fair value option	2,069	(1,946)
Change in accrued interest/unaccreted balance	59,510	(9,840)
Balance, end of the period	$(16,580,464)	$(7,133,755)

	Years ended December 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(18,392,000)	(2,182,845)
Maturities and terminations	11,465,000	3,170,915
Net gains (losses) on financial instruments held
under fair value option	(3,952)	(194)
Change in accrued interest/unaccreted balance	(43,299)	5,607
Balance, end of the period	$(12,134,043)	$(2,186,603)

	Years ended December 31, 2018
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$2,205,624	$(1,131,074)	$(2,312,621)
New transactions elected for fair value option	-	(5,225,000)	(4,735,290)
Maturities and terminations	(2,200,000)	1,215,000	3,873,993
Net gains (losses) on financial instruments held
under fair value option	(590)	681	118
Change in accrued interest/unaccreted balance	(5,034)	(19,399)	(6,286)
Balance, end of the period	$-	$(5,159,792)	$(3,180,086)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2018
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$10,085	$(590)	$9,495

	December 31, 2020
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(55,088)	$2,069	$(53,019)
Consolidated obligation discount notes	(60,063)	(1,946)	(62,009)
	$(115,151)	$123	$(115,028)

	December 31, 2019
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(168,329)	$(3,952)	$(172,281)
Consolidated obligation discount notes	(26,475)	(194)	(26,669)
	$(194,804)	$(4,146)	$(198,950)

	December 31, 2018
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(25,077)	$681	$(24,396)
Consolidated obligation discount notes	(21,617)	118	(21,499)
	$(46,694)	$799	$(45,895)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	December 31, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$16,575,000	$16,580,464	$5,464
Consolidated obligation discount notes (c)	7,118,211	7,133,755	15,544
	$23,693,211	$23,714,219	$21,008

	December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801

	December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds (b)	$5,140,000	$5,159,792	$19,792
Consolidated obligation discount notes (c)	3,170,915	3,180,086	9,171
	$8,310,915	$8,339,878	$28,963

(a)	Advances – No advances elected under the FVO were outstanding at December 31, 2020, 2019 and 2018. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.	Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.7 trillion and $1.0 trillion as of December 31, 2020 and December 31, 2019.

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

The following table summarizes contractual obligations and contingencies as of December 31, 2020 (in thousands):

	December 31, 2020
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$45,481,150	$14,692,205	$2,403,975	$6,329,200	$68,906,530
Consolidated obligation discount notes at par	57,668,646	-	-	-	57,668,646
Mandatorily redeemable capital stock (a)	127	293	317	2,254	2,991
Premises (lease obligations) (b)	6,916	15,676	16,202	62,094	100,888
Remote backup site	723	1,371	263	-	2,357
Other liabilities (c)	80,490	11,828	9,502	84,730	186,550

Total contractual obligations	103,238,052	14,721,373	2,430,259	6,478,278	126,867,962

Other commitments
Standby letters of credit (d)	19,924,154	177,396	-	-	20,101,550
Consolidated obligation bonds/discount notes traded not settled	3,613,925	-	-	-	3,613,925
Commitments to fund additional advances	215,000	-	-	-	215,000
Commitments to fund pension	10,000	-	-	-	10,000
Open delivery commitments (MPF and MAP)	9,777	-	-	-	9,777

Total other commitments	23,772,856	177,396	-	-	23,950,252

Total obligations and commitments	$127,010,908	$14,898,769	$2,430,259	$6,478,278	$150,818,214

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. The Bank adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption, all lease obligations, including legacy leases were recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Under legacy pre-ASU GAAP, lease obligations were reported as off-balance sheet commitments. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Effective January 1, 2020, we adopted the framework for credit losses under ASU 2016-13 (Topic 326), which did not result in a recognition of credit losses on off-balance sheet arrangements as of January 1, 2020 or periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Operating Lease Commitments

Effective January 1, 2019, the FHLBNY adopted new guidance under ASU 2016-02, Leases (Topic 842) that requires lessees to recognize on the balance sheet all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At December 31, 2020 and December 31, 2019, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

	December 31, 2020	December 31, 2019
Operating Leases (a)
Right-of-use assets	$70,733	$75,464
Lease Liabilities	$84,475	$89,365

	Twelve months ended December 31,
	2020	2019
Operating Lease Expense	$7,776	$7,585
Operating cash flows - Cash Paid	$7,899	$6,624

	December 31, 2020		December 31, 2019
Weighted Average Discount Rate	3.29%		3.29%
Weighted Average Remaining Lease Term	12.01	Years	12.98	Years

	Remaining maturities through
Operating lease liabilities	December 31, 2020	December 31, 2019
2020	$-	$7,886
2021	8,148	8,107
2022	8,246	8,205
2023	8,615	8,575
2024	8,297	8,282
2025	8,088	8,088
Thereafter	61,798	61,798
Total undiscounted lease payments	103,192	110,941
Imputed interest	(18,717)	(21,576)
Total operating lease liabilities	$84,475	$89,365

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 20.	Related Party Transactions.

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

Debt assumptions — In December 2020, the FHLBNY assumed $985.1 million of debt (par amounts) from FHLB Boston. No debt was assumed from another FHLBank in the twelve months ended December 31, 2019.

Debt transfers — No debt was transferred to another FHLBank in the twelve months ended December 31, 2020 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $6.0 million and $7.3 million at December 31, 2020 and December 31, 2019.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $2.6 million, $2.5 million, and $2.6 million for the twelve ended December 31, 2020, 2019, and 2018.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with impairment analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2020 and December 31, 2019, outstanding notional amounts were $444.0 million and $536.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2020 and 2019, overnight loans extended to other FHLBanks averaged $2.0 million and $6.9 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the twelve months ended December 31, 2020. In the twelve months ended December 31, 2019, the FHLBNY borrowed a total of $2.1 billion in overnight loans from other FHLBanks. The borrowings averaged $6.6 million for the twelve months ended December 31, 2019. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At December 31, 2020 and December 31, 2019, there was no compensating cash balances held at Citibank.  Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at December 31, 2020 and December 31, 2019, and transactions for each of the years ended December 31, 2020, 2019 and 2018 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2020	December 31, 2019
	Related	Related
Assets
Advances	$92,067,104	$100,695,241
Accrued interest receivable	89,604	181,792

Liabilities and capital
Deposits	$1,752,963	$1,194,409
Mandatorily redeemable capital stock	2,991	5,129
Accrued interest payable	45	140
Affordable Housing Program (a)	148,827	153,894
Other liabilities (b)	32,378	45,388

Capital	$7,256,699	$7,531,895

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Years ended December 31,
	2020	2019	2018
	Related	Related	Related
Interest income
Advances	$1,166,745	$2,526,662	$2,522,040
Interest-bearing deposits	1	6	5
Loans to other FHLBanks	33	165	130

Interest expense
Deposits	$3,768	$22,839	$17,816
Mandatorily redeemable capital stock	235	379	964
Cash collateral held and other borrowings	-	165	-

Service fees and other	$18,207	$17,022	$14,439

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 21.	Segment Information and Concentration.

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

The top ten advance holders at December 31, 2020, December 31, 2019 and December 31, 2018 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2020
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	16.80%	$211,797	19.03%
Metropolitan Tower Life Insurance Company	New York	NY	955,000	1.05	3,176	0.28
Subtotal MetLife, Inc.			16,200,000	17.85	214,973	19.31
Citibank, N.A.	New York	NY	14,900,000	16.42	280,084	25.16
New York Community Bank (b)	Westbury	NY	14,627,661	16.12	233,915	21.01
Equitable Financial Life Insurance Company (c)	New York	NY	6,890,415	7.60	77,739	6.98
HSBC Bank USA, National Association	New York	NY	4,250,000	4.69	41,663	3.74
New York Life Insurance Company	New York	NY	3,250,000	3.58	68,611	6.16
Signature Bank	New York	NY	2,839,245	3.13	54,832	4.93
Investors Bank (b)	Short Hills	NJ	2,668,000	2.94	61,501	5.53
Valley National Bank (b)	Wayne	NJ	2,588,059	2.85	49,770	4.47
Prudential Insurance Company of America	Newark	NJ	2,517,125	2.77	30,158	2.71
Total			$70,730,505	77.95%	$1,113,246	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2020, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	AXA Equitable Life Insurance Company changed name to Equitable Financial Life Insurance Company in second quarter of 2020.

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

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2021 and December 31, 2020 (shares in thousands):

		Number	Percent
	February 28, 2021	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,705	14.51%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,648	14.40
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	475	0.89
Subtotal MetLife, Inc.		8,123	15.29
New York Community Bank	615 Merrick Avenue, Westbury, NY,11590	7,088	13.35
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,894	7.33
		26,810	50.48%

		Number	Percent
	December 31, 2020	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,705	14.35%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,648	14.24
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	475	0.88
Subtotal MetLife, Inc.		8,123	15.12
New York Community Bank	615 Merrick Avenue, Westbury, NY,11590	7,140	13.30
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,219	6.00
		26,187	48.77%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2020. Based on this evaluation, they concluded that as of December 31, 2020, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

2020 and 2021 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate. For both 2020 and 2021, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2020 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify (i) one New Jersey Member Director and one Independent Director whose terms both expired at the end of 2020 and who could not run again due to term limits; (ii) one new New Jersey Member Director and one new Independent Director who were elected by the Bank’s membership to begin service on the Board on January 1, 2021; (iii) two New York Member Directors and one Independent Director whose terms all expired at the end of 2020 and who were elected by the Bank’s membership to serve again on the Board; (iv) one New York Member Director whose term of service ended at the end of 2020 as he retired from the positions at a New York member institution that qualified him for Board service; and (v) two Independent Directors who also serve as public interest directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/19/21	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
John R. Buran (Chair)	71	12/2010	1/1/20	12/31/23	NY	Member
Larry E. Thompson (Vice Chair)	70	1/2014	1/1/18	12/31/21	Districtwide	Independent
Danelle M. Barrett(a)	54	1/2021	1/1/21	12/31/24	Districtwide	Independent
Kevin Cummings	66	1/2014	1/1/19	12/31/22	NJ	Member
Joseph R. Ficalora(b)	74	1/2018	1/1/18	12/31/20	NY	Member
Jay M. Ford(c)	71	6/2008	1/1/17	12/31/20	NJ	Member
Michael M. Horn	81	4/2007	1/1/18	12/31/21	Districtwide	Independent
Thomas L. Hoy	72	1/2012	1/1/20	12/31/23	NY	Member
David R. Huber	57	1/2019	1/1/19	12/31/22	Districtwide	Independent
Thomas J. Kemly(d)	63	1/2021	1/1/21	12/31/24	NJ	Member
Charles E. Kilbourne, III(e)	48	1/2019	1/1/21	12/31/24	Districtwide	Independent*
Gerald H. Lipkin	80	1/2014	1/1/18	12/31/21	NJ	Member
Kenneth J. Mahon(f)	70	1/2017	1/1/21	12/31/24	NY	Member
Christopher P. Martin	64	1/2015	1/1/19	12/31/22	NJ	Member
Richard S. Mroz	59	3/2002	1/1/19	12/31/22	Districtwide	Independent
David J. Nasca	63	1/2015	1/1/19	12/31/22	NY	Member
C. Cathleen Raffaeli(c)	64	4/2007	1/1/17	12/31/20	Districtwide	Independent
Stephen S. Romaine(f)	56	1/2019	1/1/21	12/31/24	NY	Member
DeForest B. Soaries, Jr.	69	1/2009	1/1/20	12/31/23	Districtwide	Independent*
Carlos J. Vázquez	62	11/2013	1/1/18	12/31/21	PR & USVI	Member
Ángela Weyne	77	9/2017	1/1/20	12/31/23	Districtwide	Independent

(a)	Director Barrett was elected by the Bank’s districtwide membership on November 4, 2020 to serve as an Independent Director for a four year term commencing on January 1, 2021.
(b)

Director Ficalora served on the Board as a New York Member Director throughout 2020. He retired from his positions as President, Chief Executive Officer and Director of member New York Community Bank on December 31, 2020. Because service as a Member Director of a Home Loan Bank requires that one serve continuously as an officer or director of a member, his service on the Board ended on December 31, 2020.

(c)

Director Ford served on the Board as a New Jersey Member Director and Director Raffaeli served on the Board as an Independent Director throughout 2020, and their terms both expired on December 31, 2020. Neither Director Ford nor Director Raffaeli were able to run again for a seat on the Board due to term limits.

(d)	Director Kemly was elected by the Bank’s New Jersey membership on November 4, 2020 to serve as a New Jersey Member Director for a four year term commencing on January 1, 2021.
(e)

Director Kilbourne served on the Board as an Independent Director throughout 2020, and his term expired on December 31, 2020. On November 4, 2020, he was elected by the Bank’s districtwide membership to serve as an Independent Director for a new four year term commencing on January 1, 2021.

(f)	Directors Mahon and Romaine served on the Board as New York Member Directors throughout 2020, and their terms both expired on December 31, 2020. On November 4, 2020, they were both elected by the Bank’s New York membership to serve as New York Member Directors for new four year terms each commencing on January 1, 2021.

*	Independent Directors so indicated served as public interest directors throughout the entire course of their service covered by this table.

Mr. Buran (Chair) is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank), and of Flushing Bank.  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  John is also a former member of the Nassau County Interim Finance Authority where he served for eight years. Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  Mr. Buran also serves on the Board of the Long Island Conservatory.  He was recently presented with an honorary Doctorate of Humane Letters from St. Francis College of Brooklyn and was the recipient of the Catholic Charities Gold Medal Award in 2019. He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Thompson (Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee. He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation. Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee. Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004. Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He is currently the chairman of the Board of Directors of both LedgerX LLC, a digital currency futures and options exchange and clearinghouse, and its parent, Ledger Holdings Inc. In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Rear Admiral Barrett, USN (Ret.) was born in Buffalo, New York and is a 1989 graduate of Boston University with a Bachelor of Arts in History where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps in a ceremony aboard the USS Constitution. She holds Masters of Arts in Management from Webster University, National Security Strategic Studies from the U.S. Naval War College, and Human Resources Development from Webster University. She also earned a Master of Science in Information Management from Syracuse University. As an admiral, Danelle served as Director of Current Operations at U.S. Cyber Command, and assumed duties in 2017 as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff. In her last position in the U.S. Navy, she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700,000 personnel across a global network. An innovator, she implemented visionary digital transformation to modernize with unprecedented speed, significantly improving Navy Information Warfare capabilities. Ms. Barrett’s other tours of duty include assignments as Commanding Officer, Naval Computer and Telecommunications Area Master Station Atlantic where she directly led the largest telecommunications station in the Navy with responsibility for 2,700 people in 15 subordinate organizations worldwide; Chief of Staff, Navy Information Forces Command, U.S. Naval Forces Central Command/U.S. 5th Fleet and 2nd Fleet, Carrier Strike Group 2 and Carrier Strike Group 12 which included deployments in support of Operations Enduring Freedom in Afghanistan and Unified Response in Haiti, MultiNational Forces Iraq; Naval Computer and Telecommunications Stations in Jacksonville and Puerto Rico and Standing Joint Force Headquarters United States Pacific Command. She currently executes a portfolio of work that includes consulting, public speaking, and writing. She is an independent director on the boards of KVH Industries and the Protego Trust Company, and is on several advisory boards for other organizations. Her personal awards include Defense Superior Service Medal and other military decorations, Federal 100 winner 2010; Armed Forces Communications and Electronics Association Women in Leadership Award 2014; Women in Technology Leadership Award 2017 and the Executive Women’s Forum Women of Influence Award 2019. Ms. Barrett earned the National Defense University Chief Information Officer and Information Security certifications and has published 35 articles. Rear Admiral Barrett’s organizational management, project development and risk management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

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

Mr. Ficalora had been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He had also been the President and Chief Executive Officer and a Director of FHLBNY member and NYCB primary subsidiary New York Community Bank (“New York Community”) since January 1, 1994.  On January 1, 2007, he was appointed Chairman of NYCB and New York Community (a position he previously held at NYCB from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these two entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  He retired from all of his positions with NYCB and New York Community on December 31, 2020, thus ending his Board service with the FHLBNY on the same date. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provided leadership to several professional banking organizations. He served as a member of the American Bankers Council of the American Bankers Association, a member of the American Bankers Association’s Government Relations Council Administrative Committee, a member of the American Bankers Association Federal Home Loan Bank Committee, and was a director of the New York Bankers Association, also serving as Chairman of its Metropolitan Area Division. Mr. Ficalora also served on the Board of Trustees of Pace University, as well as on their Investment/Pension Committee, the Boards of Directors of the New York Community Bank Foundation, the Richmond County Savings Foundation, and Pentegra Retirement Trust. In addition, he was a member of the Board of

Pentegra Services, Inc. He was a former Director of Peter B. Cannell and Co., Inc., an investment advisory firm, and the former President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. Mr. Ficalora also was an active participant in community affairs. He was a member of the Board of Directors of the Queens Chamber of Commerce since 1990, and served on its Executive Committee. In addition, Mr. Ficalora served on the Boards of Directors of the Foreign Policy Association, Partnership for New York City, and Flushing Cemetery; the Board of Directors, the Executive Committee, and the Development Committee of New York-Presbyterian/Queens; the Board of Trustees, the Finance and Audit Committee, and Vice Chair of the President’s Council of the New York Hall of Science; the Advisory Council of the Queens Museum of Art, and he was a Board member of Nassau County Crime Stoppers, Inc. Mr. Ficalora was a former member of the Board of Directors of the American Bankers Association, the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, and the Federal Reserve Bank of New York Thrift Institutions Advisory Panel. He was also the former Chairman of the New York State Savings Forum for Operations Audit Control, the former Chairman of CBANYS, as well as the former Chairman of CBANYS' Auditors and Comptrollers Forum, the former Chairman of the SBLI Fund, the former Director of Computhrift Corporation, a former Trustee of the Museum of the Moving Image, and past President and Director of the MSB Fund. In addition, he previously served as President of the Queens Library Foundation and as Chairman of the Board and of the Administrative Committee of the Queens Borough Public Library.

Mr. Ford serves as a director of FHLBNY member Crest Savings Bank, headquartered in Wildwood, New Jersey; he also served as President and CEO of the company from 1993 until his retirement on January 3, 2018. He has worked in the financial services industry in southern New Jersey for more than fifty years. Mr. Ford served as the 2003-2004 Chairman of the New Jersey League of Community Bankers. Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit and Finance & Investment Committees.  Mr. Ford served on the board of the Cape Regional Medical Center Foundation and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties, and as a Director of the Atlantic Cape Community College Foundation. In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs. His service on the FHLBNY’s Board ended on December 31, 2020 due to term limits.

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

Mr. Kemly was appointed President and Chief Executive Officer of FHLBNY member Columbia Bank, effective December 31, 2011. Prior to his appointment, he held various positions at the bank including Controller, Senior Vice President, Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and Senior Executive Vice President, Chief Operating Officer. Mr. Kemly joined Columbia Bank’s Board of Directors in 2006 and the Columbia Bank Foundation’s Board of Directors upon inception in 2004. He was named Chairman of the Columbia Bank Foundation in 2012. With nearly 40 years of experience, Mr. Kemly has served as an active member of the banking industry. He has held several leadership positions including Chairman and Board Member of the New Jersey Bankers Association, Board Member of the Bankers Cooperative Group, Board Member of the New Jersey Bankers Charitable Foundation, President of the Financial Managers Society for the New York and New Jersey Chapter, and was a member of the OCC Mutual Savings Association Advisory Committee. He presently serves as the President of Northern New Jersey Community Bankers and is a Board Member for the Commerce and Industry Association of New Jersey. As an active member of the local community, Mr. Kemly has expanded Columbia Bank’s volunteering initiative “Team Columbia”, which encourages employees to volunteer their time and give back to those in need. In conjunction with Columbia Bank’s IPO in 2018, he grew the Columbia Bank Foundation to one of the largest private giving Foundations in the state of New Jersey. Mr. Kemly has been formally recognized for his continued support by organizations including New Bridge Services, the Boys and Girls Club of Paterson, and the Passaic Community College Foundation. He previously served on the Board of Directors for New Bridge Services. Mr. Kemly holds Bachelor’s degrees in Business Administration and Psychology from Trenton State College and an MBA in Finance from Fordham University.

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

Mr. Lipkin currently serves as a Banking Officer in the capacity of Senior Advisor at FHLBNY member Valley National Bank.  He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986.  He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989.  The title of President was added in 1996; he held this title through January of 2017. He served as Chairman through April 20, 2018 and Director through December 2019. In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York.  Mr. Lipkin’s career in the banking industry spans 54 years.  He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970. Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged.  He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years.  He has been honored to receive the Corporate Achievement Award from B’nai B’rith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban League of Bergen County.  Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS.  He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994.  Mr. Lipkin has been a staunch supporter of Rutgers through the years as well.  He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a past member of the University’s Board of Overseers. Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni.  Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University.  He is a graduate of the Stonier Graduate School of Banking as well.

Mr. Mahon joined FHLBNY member Dime Community Bank (“the Bank”) in 1980. Mr. Mahon most recently served as the Bank’s Senior Executive Vice President and Chief Operating Officer from February 2014 to January 2016, prior to being elevated to the Bank’s President (a title he held through early 2020) and CEO (a title he held through the end of January, 2021). In February 2021 he became Executive Chairman of the Bank’s Board. Mr. Mahon has served as a Director of the Bank since 1988. Mr. Mahon was also the CEO of the Bank’s holding company, Dime Community Bancshares (the “Company”) from January 1, 2017 through the end of January, 2021. Mr. Mahon became Executive Chairman of the Company’s Board on February 1, 2021. He has served as a director of the Company since 2002. He currently serves as a board member of the Committee for Hispanic Children and Families (“CHCF”), and was formerly a director of Southside United HDFC (“Los Sures”), a community support organization in Williamsburg, Brooklyn, and Brooklyn Legal Services Corporation A, a non-profit which provides legal services for low income families in Brooklyn. Mr. Mahon is a member of the National Association of Corporate Directors.

Mr. Martin is Chairman and Chief Executive Officer of Provident Financial Services, Inc. and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank.  He was first elected as Chairman in 2010, Chief Executive Officer in 2009, and served as President from 2004 through mid-2020. He has been in the banking industry for over 35 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst.  Mr. Martin previously served on the board of directors of the New Jersey Bankers Association.  In addition, he served on the Federal Reserve Community Depository Institutions Advisory Council.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials.  He serves on the board of trustees and the executive committee of Elon University, and is a past president of the alumni board.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $24 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania.  Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz has a long career in law, government, and public service. His experiences are as a regulator, lawyer, lobbyist and consultant. He is Managing Director, and Founding Member, of Resolute Strategies, LLC, a regulatory and public affairs consulting business based in New Jersey and also is affiliated with Archer Public Affair in Trenton, NJ and Washington, DC. He provides regulatory and strategic advice to clients on issues including energy markets, energy industry technologies, cybersecurity, water & wastewater policy, and infrastructure development and financing. He continues to provide public service having been appointed in July 2018 by Energy Secretary Rick Perry as a member of the U.S. Department of Energy Electric Advisory Committee, which provides advice to the Department regarding modernizing the nation’s electricity delivery infrastructure. Mr. Mroz is also Senior Advisor to Protect Our Power, a national non-profit advocacy organization seeking to advance protective measures, best practices and investments for cybersecurity, an issue on which he regularly is called up to comment at educational forums and in media interviews. He is the immediate past President of the New Jersey Board of Public Utilities (NJBPU), serving as chairman and chief administrative officer of the agency and functioning as the chief energy officer for New Jersey. He was President of the NJBPU from October 2014 until January 2018, and remained as a Commissioner until April 2018. Prior to becoming President of the NJBPU, he worked in private practice as a lawyer and lobbyist as Managing Director of Archer Public Affairs and was Of Counsel to Archer & Greiner P.C., in Haddonfield, New Jersey. Previous New Jersey-related government service includes serving as the full time Solicitor for Camden County, New Jersey and as a Commissioner of the Delaware River & Bay Authority and, notably, as Chief Counsel to Governor Christine Todd Whitman after serving in various capacities in her Administration. He is a graduate of the University of Delaware, and holds a J.D. from the Villanova School of Law. The legal and regulatory experience of Mr. Mroz, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp.  He joined Evans Bank as Director in September 2006, President in December 2006, and CEO in April 2007.  Prior to joining Evans Bank, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York.  Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.   He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College. Mr. Nasca is a member of the Independent Bankers Association of New York State, having previously served as a member of the Board of Directors and President (2012 - 2013), and is a member of the New York Bankers Association, serving as Chair (2011 - 2012) and Vice-Chair (2010 - 2011) of the New York Bankers Association Service Corporation.  Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2011 to 2015. Mr. Nasca is also involved in his community on several Boards, including serving as a Trustee of Canisius College and a member of the Business Advisory Council of its Richard J. Wehle School of Business, and as a Board Member of The Lifetime Healthcare Companies (Excellus BCBS), Brothers of Mercy, Inc (Continuing Care Community), the Buffalo Urban Development Corporation and the Buffalo Niagara Partnership.

Ms. Raffaeli serves as CEO and Managing Director of the Hamilton White Group, LLC, and Soho Venture Partners Inc. and affiliates, an investment and advisory firm with New York State and Arizona affiliates dedicated to assisting companies to grow their businesses, pursue new markets and acquire capital.  Focusing on the financial, education and technology services marketplaces, Ms. Raffaeli brings over 30 years of experience in financial management, strategic planning, marketing, revenue-enhancement and asset redeployment to global businesses.  In addition, she has substantial experience assisting businesses with operations, technology, human resources and risk management challenges. She has worked with a variety of firms from start-ups to billion-dollar businesses, leading or assisting in maximizing the opportunities of their marketplace. While at Hamilton White, from 2004 to 2006, she was also the President and Chief Executive Officer of UNext and the Cardean Learning Group. From 1998 to 2002 she served as the President and Chief Executive Officer of Proact Technologies, Inc. and its predecessor Consumer Financial Network. During the first half of her career, Ms. Raffaeli served in a variety of traditional, large-corporate positions including the Executive Director of the Commercial Card Division of Citicorp a global, fully integrated business serving business customers with innovative payment products. She also held key executive positions in Citicorp’s Global Transaction Services and was a Senior Vice President in the Mortgage Banking Division. Ms. Raffaeli was a former Senior Vice President of Chemical Bank, now JPMorgan Chase, where she was responsible for New York retail mortgage and national telemarketing lending. Prior to that she was with Merrill Lynch, Emery Worldwide and Continental Group. Ms. Raffaeli serves on the Board of Standard Life Aberdeen PLC, a global investment and asset management company, where she serves on the Renumeration and Risk and Capital Committee. She also currently serves on two university and college boards and is Chairman of the Education Foundation. She previously served on the Board of Directors of E*Trade holding the leadership positions of Lead Director and Chairman of the Compensation Committee. She also served on the Board of American Home Financial Corporation from 1998 through 2010. Ms. Raffaeli graduated, with honors, from NYU with an MBA. Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, supported her qualifications to serve on our Board as an Independent Director. Her service on the FHLBNY’s Board ended on December 31, 2020 due to term limits.

Mr. Romaine has served as Chairman of FHLBNY member Tompkins Trust Company (“TTC”) since May 2014 and as a Director, President and Chief Executive Officer of TTC’s holding company, Tompkins Financial Corporation (“TFC”), since January 1, 2007. He had previously served as President and Chief Executive Officer of Bank member Mahopac Bank from January 1, 2003 through December 31, 2006. Prior to that appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac National Bank. In addition to his service with TTC and TFC, Mr. Romaine serves as a director on the boards of TTC affiliates and Bank members Mahopac Bank and The Bank of Castile. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His civic involvement includes recent service as a member of the Board of Directors of the Ithaca Aviation Heritage Foundation and the Tompkins Cortland Community College Foundation.

Dr. Soaries has served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey since November 1990.  His pastoral ministry focuses on spiritual growth, educational excellence, economic empowerment, and faith-based community development.  As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community has been tremendous. In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods. In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc.  This organization seeks to develop permanent solutions for foster children and parents. From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do so.  He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002.  In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement.  The dfree® strategy teaches people how to break free from debt.  In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which highlights his top 12 keys to debt-free living.  Dr. Soaries currently serves as an Independent Director at Independence Realty Trust, a position he has held since February 2011.  In January 2015, he became an Independent Director of Ocwen Financial Corporation.  He is chair of the Compensation Committees at both public companies. In July 2020, he became a Director of Uncommon Giving, a company formed to help increase charitable giving by connecting people and nonprofits. Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary. Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Vázquez was named in 2013 as Chief Financial Officer of Popular Inc. (Popular), a financial holding company composed of two principal subsidiaries: Puerto Rico’s largest bank, FHLBNY member Banco Popular de Puerto Rico (BPPR), and a US-mainland operation, Popular Bank (PB).  Popular Inc. is a NASDAQ listed and SEC registered company (ticker: BPOP), presently the 40st largest financial holding company in the United States with assets over $65 billion, principally supervised by the Federal Reserve Bank of NY. From 2010 to 2014, Mr. Vázquez served as President of PB. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and the Risk Management MIS Divisions.  From 2004 through 2010 he headed Popular’s Consumer Lending Group for Puerto Rico, responsible for: personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto.  Before joining Popular, Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc. During the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean. Mr. Vázquez serves as Senior Executive Vice President of BPPR. He is also an Executive Vice President of Popular; a member of Popular’s Senior Management Council; and serves as a member of Popular’s Credit Strategy Committee and is the head of its Asset & Liability Management Committee. In addition, he is a member of the Board of Directors of BPPR, PB, Popular Securities Inc. and Vice Chairman of the Banco Popular Foundation. He also serves on the national Advisory Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy.  Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute.  Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees. He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera. He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

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

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2020 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/19/21	3/19/2021	Bank Since	Member Since
José R. González	President & Chief Executive Officer	66	10/15/13	10/15/13
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	53	09/22/08	07/12/16
Edwin Artuz	Senior Vice President, Head of Corporate Services and Director of Diversity and Inclusion	59	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President, Chief Risk Officer	58	10/17/11	01/01/15
Adam Goldstein	Senior Vice President, Chief Business Officer	47	07/14/97	03/20/08
Kevin M. Neylan	Senior Vice President, Chief Financial Officer	63	04/30/01	03/31/04
Deborah Cynthia R. Palladino	Senior Vice President, Head of Affordable Housing and Community Investment	64	06/01/10	10/01/19
Michael L. Radziemski	Senior Vice President, Chief Information Officer	59	07/15/19	01/01/20
Philip A. Scott	Senior Vice President, Chief Capital Markets Officer	62	08/28/06	09/03/14
Michael A. Volpe*	Senior Vice President, Head of Bank Operations	53	12/22/86	10/01/19
Jonathan R. West	Senior Vice President, Chief Legal Officer	64	05/01/15	05/01/15

*Left employment 7/25/98; rehired 10/23/06.

Mr. González was appointed President and CEO of the Federal Home Loan Bank of New York on April 2, 2014. Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President.  Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013.  Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.). Mr. González has also been a member of the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions since July 2014. From August 31, 2016 to August 31, 2020, Mr. González served as one of the eight directors appointed by President Barack Obama to the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010.  From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander.  After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations.  He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989.  He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

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

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017.  Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016.  In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice and serves as the Bank’s Compliance Officer.  This role encompasses Financial Risk Management and Credit Risk Analytics; Credit Risk; Collateral Risk; Model Risk; Operational Risk; Technology Risk; and Compliance.  She is a member of the Bank’s Management Committee and serves on many of the FHLBNY’s internal committees, including chairing the Enterprise Risk Committee. She also serves as the primary contact for the Bank’s regulator, the Federal Housing Financing Agency. Ms. Feinberg joined the Bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc.  Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification.  She is a member of the NYSCPA, AICPA and the PRMIA Market, Liquidity and Asset Liability Management Risk Leader Group.

Mr. Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  In that role, Mr. Fusco directed and oversaw all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity.  He was also Chairman of the Bank’s internal Operational Risk Committee from 2011 through 2019.  Mr. Fusco has been with the Bank since March 1987.  During his 33 year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York. Mr. Fusco retired from the Bank at the end of the first quarter of 2020. As part of the transition plan, he relinquished the CIO position at the end of 2019 and served as the Special Advisor to the CEO until his retirement.

Mr. Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the Sales, Marketing, Membership and Research activities for all business lines.  In addition, he manages the FHLBNY’s Mortgage Partnership Finance® Program, Mortgage Asset Program and Member Service Desk.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our business areas.  He has been a member of the FHLBNY’s Management Committee since 2008.  He serves on many of the FHLB System Committees and is the Chairman of the GSIB Task Force. He also serves on many of the FHLBNY’s internal Committees and created the Products, Services and Membership Committee.  He is a co-sponsor leading the FHLBNY’s Strategic Planning process, where he assists with the development and implementation of the strategic plan and new initiatives. He leads the In-District Regulatory outreach efforts. He speaks at a variety of trade conventions and conferences and also provides training for regulatory agencies and bond investors. In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, in Finance from The New York Institute of Finance and in Management Excellence from the Harvard University School of Business.  He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Audit Committee.

Mr. Neylan became Chief Financial Officer on March 30, 2012.  Mr. Neylan is responsible for overseeing the Bank’s Accounting, Management Reporting and Strategic Planning functions.  He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001.  Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms.  He holds a M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Ms. Palladino was named Senior Vice President and Head of Affordable Housing and Community Investment in October 2019 and is responsible for oversight of the Bank’s affordable housing and community lending programs and initiatives. Ms. Palladino previously served as Vice President and Director of Collateral and Affordable Housing Services from July 2016 through September 2019. Prior to that, she served as Vice President holding the functional titles of Director of Collateral Analytical Services (February 2012 – June 2016) and Director of Loan Review Analysis (June 2010 – January 2012). Ms. Palladino joined the Bank in June of 2010. Prior to joining the Bank, Ms. Palladino held various management positions at GMAC Mortgage Corporation and Home Savings of America. She holds an M.B.A. in Finance from Long Island University and a B.A. in Communications from William Smith College.

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

Mr. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department.  He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, liquidity and debt issuance.  He has served as the FHLBank representative to the Federal Reserve-sponsored committee on Libor replacement, the Alternative Reference Rates Committee, also known as “ARRC”, since 2017.  Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager for interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais.  He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2020 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Kevin Cummings (Chair), David R. Huber (Vice Chair), Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Thomas J. Kemly, Charles E. Kilbourne, III, Christopher P. Martin, and Ángela Weyne.

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

This section describes and analyzes the Bank’s 2020 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and our other most highly compensated executive officers who were serving as executive officers on December 31, 2020. The Bank’s named executive officers during 2020 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Melody J. Feinberg (Senior Vice President and Chief Risk Officer); 4) Michael Radziemski (Senior Vice President and Chief Information Officer); and 5) Philip A. Scott (Senior Vice President and Chief Capital Markets Officer).

a)	Compensation & Human Resources Committee Oversight of Compensation

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber of diverse financial services executives capable of achieving strategic business initiatives, enhancing business performance and increasing shareholder value. In this regard, it is the role of the Compensation & Human Resources Committee (“C&HR Committee”) of the Board of Directors (“Board”) to:

1.	Review and recommend to the Board changes regarding our compensation and benefits programs for employees and retirees;

2.	Review and approve individual performance ratings and related merit increases for our Chief Executive Officer and for the other Management Committee members (which Committee includes all the NEOs) of the Bank;

3.	Review salary adjustments and benefits for our Chief Executive Officer and for the other Management Committee members;

4.	Review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts for Management Committee members;

5.	Advise the Board on compensation, benefits and human resources matters affecting Bank employees;

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

Regulatory Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit a FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Pursuant to the foregoing, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks' executive officers. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days' advance notice to the Finance Agency of any arrangement that provides for incentive awards to executive officers. Under the supervision of our Board of Directors, we provide this information to the Finance Agency as required.

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

In evaluating an FHLBank's compensation, the FHFA Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. Our Board is of the view that we have incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers, as described below. We are prohibited by regulations from offering equity-based compensation. Our total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for and retain talent.

On December 22, 2020, the FHFA issued confidential guidance concerning the factors the regulator considers relevant in its oversight of executive compensation-related determinations under its regulations and guidance. Pursuant to this guidance, the FHFA has not approved the proposed 2021 base salary merit increases for NEOs. Due to concerns regarding the reasonableness and market comparability of the compensation benchmarks used by the FHFA, the C&HRC and the Board of Directors with the advice of our independent compensation consultants, did not agree with certain aspects of the FHFA’s guidance and its conclusions. The Board is complying with the regulator’s position, but does not agree with this override of the Board’s business judgment. The Board believes the FHFA’s guidance with regard to benchmarking may significantly impair the Board’s supervisory responsibility and ability to hire and retain qualified senior management.

The Bank is exempt from SEC proxy rules and as such does not provide shareholder advisory “say on pay” votes regarding executive compensation.

b)	About the Bank’s Mission

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

c)	Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. In September 2018, the Board-approved an updated Compensation Policy as a result of the 2018 Total Rewards Study discussed in Section II below, which was in effect for all compensation decisions effective January 2020 through December 2020 include the following:

•	The Bank will focus on Regional/Commercial Banks $20B+ in assets within the Metro New York Market (where available) as the “Primary Peer Group” for benchmarking at the 50th percentile of the market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.

•	Bank Management Committee members and all Bank Officers will be matched against ‘level-for-level’ jobs and the publicly available proxy data. Other FHLBanks will be used as a “Secondary Peer Group” and benchmarking will be targeted at the 75th percentile of total compensation for establishing competitive pay levels.

•	Use publicly available data from Regional/Commercial Banks $20-65B in assets for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.

•	For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. large and global financial firms) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.

•	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of officer positions each year.

•	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits (“Total Rewards Study”) in determining market competitiveness every third year.

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

•	Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;

•	Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and

•	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

II.	The Total Compensation Program

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

American Express.	CIBC	PNC Financial Services Group, Inc.
Banco Santander New York	Cisco Systems, Inc.	RBC Bank - US
Bank of America Corporation BMO Financial Group BNY Mellon	Citigroup Inc. ING Intuit Inc.	State Street Corporation TD Bank
Capital One	M&T Bank Corporation

b)	2020 Compensation Benchmarking

For the year 2020, Towers used for compensation benchmarking analysis purposes the Compensation Policy as of September 2018 for all NEO compensation decisions in effect beginning January 2020 (details of which are provided above).

We received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2020) for the NEOs, which letter was based upon the results of compensation benchmarking analysis by Towers.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

c)	Market Data Participants — Commercial Banks used for 2020 market pay analysis:

Associated Bank	Commerce Bancshares	Umpqua Bank
CIBC Bank USA	Iberia Bank	Webster Bank
City National Bank	People’s United Bank
Comerica	Synovus

In addition, the FHLBanks were included in the 2020 compensation benchmarking analysis.

d)	Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultants Towers and McLagan Partners, Inc. (“McLagan”) in 2020 was $182,773. Regarding compensation consulting, payments made to Towers were in the amount of $153,348. McLagan also provided services for 2020 NEO compensation benchmarking services in the amount of $29,425. The Bank also engaged Towers for insurance placement services and, through insurance commissions, compensated Towers for these additional services unrelated to compensation consulting in the amount of $807,181 in 2020. The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2020. While the C&HR Committee has concluded that no conflict of interest was created by management's engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III.	IC Plan

a)	Overview of the 2020 IC Plan

The objective of the Bank’s 2020 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2020 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2020 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees are eligible to participate in the 2020 IC Plan. Awards under the 2020 IC Plan were calculated based upon performance during 2020 and paid to participants on March 5, 2021.

When employees are individually evaluated, they receive one of four performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; or “Below Requirements.  Incentive Compensation Plan awards are only paid to participants who have attained at least a “Meets Requirements” rating on their individual performance evaluations and do not have any unresolved disciplinary matters.

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

We believe that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting of their Incentive Plan award opportunities.

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

The 2020 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold) 80% (Target) 100% (Maximum)
Other NEOs	30% (Threshold) 50% (Target) 75% (Maximum)

The 2020 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

●	A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

●	An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

●	Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1.     Financial/Return Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Return Component - Dividend Capacity as forecasted in the 2020 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	3.72%	4.22%	4.97%	5.11%

2. Risk Goal
Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Risk Component - The 2020 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	3
The three metrics are:

1) Dividend Sensitivity: This measure seeks to ensure dividend stability into the future by limiting downside risk to baseline forecasts from 14 specified stress scenarios (measured monthly on last business day) based on the range of scenario-based dividend capacity projections over a four quarter horizon.;

2) Capital Protection: This measure seeks to ensure members paid in capital stock are protected from potential and plausible losses. Measured as the MVE/CS ratio, this measure is defined as the quotient from dividing the Market Value of Equity (MVE) by the amount of Capital Stock (CS) outstanding and is measured monthly (last business day); and

3) Operational Exceptions: The health of the Bank’s operational control environment is represented by the aggregate number of risk events and the economic losses (i.e., an out-of-pocket loss without consideration of any insurance recoveries - this approach captures the dollar amount of the error prior to any post remediation mitigants (i.e. insurance)) that the Bank sustained for the year.

A PASS rating will be earned as long as the measure is at or above -100 basis points for 9 of 12 calendar months

A PASS rating will be earned as long as the measure is at or above 108% for 9 of 12 calendar months.

A PASS rating is earned when the Bank experiences:

1. Less than 20 Risk Events for the year; and

2. Sustains an aggregate economic loss (Operational Error Amount Post Remediation) of less than $3 mm for the year.

3.  Mission and Membership Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Community Investment, Business Development and Outreach	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs.	20%	12	24	36	32

Member Goal	The number of members who, in 2020, either: 1) submit applications for the first time; 2) submit an application after having not participated in the past two years; or 3) submit more applications than what was submitted in 2019.		7	12	17	17

Advances Balances	Supports the provision of liquidity to members for housing and community development activities.		$83.46	$92.73	$97.37	$107.68

Market Share	Helps the Bank gauge its competitive position against a variety of wholesale funding alternative used by members. Strengthens the franchise as an “advances bank”.		47%	51%	53%	47.77%

4.  Technology Strategy Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
The Business Technology Strategy Goals will focus on three key tenets that are related to the success of the Business Technology Strategy: (1) Reduction in Technology Debt	# of Applications or Platforms Removed	15%	3	5	7	5

(2) Organizational Change Management: Communication and Outreach Activities for the Business Technology Strategy	# of Communication & Outreach Activities for the Business Technology Strategy Completed		10	12	15	16

(3) Focus on “Change the Bank” Activities: Percentage of Planned Work Efforts Defined as “Change the Bank” Activities (Executing or Closed)	% of Work Efforts Defined as "Change the Bank”		50%	65%	80%	93%

Overall, the weighted average result for Bankwide goals and the Risk Management Group was 86.3% above target. Payments are interpolated between the target and maximum amounts.

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

The Board may decide to not seek recovery of the Undue Incentive Amount if the Board determines that to do so would be unreasonable or contrary to the interests of the Bank.  In making such determination, the Board may take into account such considerations as it deems appropriate including, but not limited to: (a) whether the Undue Incentive Amount is immaterial in impact to the Bank; (b) whether the Participant engaged in any intentional or unlawful misconduct that contributed to the inaccurate, misstated and/or misleading information; (c) whether the change in the applicable achievement level was a result of circumstances beyond the control of management; (d) the likelihood of success to recover the claimed Undue Incentive Amount under governing law versus the cost and effort involved; and (e) whether seeking recovery could prejudice the interests of the Bank. The decision by the Board to seek recovery of an Undue Incentive Amount need not be uniform among Participants. Authority of the Board under this IC Plan may be delegated to the Committee but may not be delegated to the President.

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

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There are no NEOs who qualify for this benefit.

b) DB Plan

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

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN (DB PLAN) PROVISIONS	DB PLAN A**	DB PLAN B***	DB PLAN C****
Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

* Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

** This includes the following NEO: K. Neylan.

*** This includes the following NEOs: M. Feinberg; J. González; and P. Scott

**** This includes the following NEO: M. Radziemski

For purposes of the above table, please note the following definitions:

Benefit Multiplier — The annuity paid from the DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by the appropriate Benefit Multiplier for each participant, as described above.

Final Average Pay Period —The period that an employee’s salary is used in the calculation of that employee’s benefit.

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

Earnings under the DB Plan for DB Plan A and DB Plan B Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2020 was $230,000.

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

In order to help ensure that the Bank’s qualified pension plan continues to pass IRS Safe Harbor tests, commencing on July 1, 2021, the qualified retirement benefits for certain NEOs will no longer accrue under the DB Plan; rather, these benefits will be provided under the DB BEP described below.

c) DB BEP

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

NON-QUALIFIED DEFINED BENEFIT (DB BEP PLAN) PROVISIONS	DB BEP PLAN A*	DB BEP PLAN B**
Benefit Multiplier	2.5%	2.0%

Final Average Pay Period	High 3-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None

* This includes the following NEOs: J. González and K. Neylan. Effective January 1, 2019, the DB BEP Component of the Supplemental Executive Retirement Plan was amended to provide J. González with the provisions under DB Plan A of the DB Plan.

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

d) DC Plan

NEOs may contribute to the DC Plan, a retirement savings plan qualified under the IRC. All employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2020 was $19,500 for employees under the age of 50. An additional “catch up” contribution of $6,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.  Contributions of less than 2% of base salary receive a match of up to 1.5% of the employee’s base salary.

e) DC BEP

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

f) NDICP

The NDICP allows employees serving at the rank of a Vice President or above (including the NEOs) with a hire date of October 31st or before in a calendar year to elect to defer all or a portion of the employee’s annual incentive compensation  that is paid to the employee under the terms of any Board-approved IC Plan or deferred portion of such IC Plan. The Bank does not provide a match on these deferrals.  All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.

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

Effective January 1, 2008, for employees who, as of December 31, 2007, did not have 5 years of service and were age 60 or older, herein identified as “Non-Grandfathered,” we contributed $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45. The total cost of medical coverage elected by the employee (determined by the number of individuals including the retiree, the retiree’s spouse, and each other dependent of the retiree) under the Plan is then reduced by the Bank contribution)

from age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled). There are no NEOs who qualify for this benefit.

For all covered employees as of January 1, 2015, including the NEOs, from age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), we contribute $26.87 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45. The total cost of medical coverage elected by the employee (determined by the number of individuals including the retiree, the retiree’s spouse, and each other dependent of the retiree) under the Plan is then reduced by the Bank contribution.

After the retiree or a covered dependent of the retiree becomes Medicare-eligible, our contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $14.93 per month multiplied by the number of years of service earned by the retiree after age 45. The total cost of medical coverage elected by the employee (determined by the number of individuals including the retiree, the retiree’s spouse, and each other dependent of the retiree) under the Plan is then reduced by the Bank contribution. The $26.87 and $14.93 amounts are fixed and not cost-of-living adjusted.

Below is a summary of the Retiree Medical Benefits Plan:

Retiree Medical Benefit Plan	Provisions for Retirees January 1, 2015 and After*
Plan Type

Defined Dollar Plan: A medical plan in which medical coverage is provided to a retired employee up to a fixed cost for the coverage elected by the employee and the retiree assumes all costs above the stated contribution.

Eligibility	Active employee who has completed 10 years of employment at FHLBNY and attained age 55 as of January 1,2015.

Medical Plan Formula	1) Retiree (and covered individual), is eligible for $26.87/month x years of service after age 45 and has attained the age of 62. The Cost of Living Adjustment is excluded.

2) Retiree (and covered individual) is eligible for $14.93/month x years of service after age 45 and after age 65. The Cost of Living Adjustment is excluded.

$0 for Pre-62 Pre-65/Post-65
Employer Cost Share Examples:

10 years of service after age 45	$3,224/$1,792/Annually

15 years of service after age 45	$4,837/$2,687/Annually

20 years of service after age 45	$6,449/$3,583/Annually

* This includes the following NEOs: K. Neylan.

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

The payments and benefits include: (i) an amount equal to the product of the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for the Chief Executive Officer, and 1.5 for other CIC Agreement participants; (ii) if the executive is a participant in FHLBNY’s Incentive Compensation Plan (the “Annual Plan”), an amount equal to the product of the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the Annual Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for the Chief Executive Officer, and 1.5 for other CIC Agreement participants; (iii) an amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date; (iv) $15,000, which the executive may put toward outplacement services; (v) $15,000, which the executive may put toward accounting, actuarial, financial, legal or tax services; (vi) additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan of three (3) years for the Chief Executive Officer and one and one-half (1.5) years for other CIC Agreement participants; and (vii) an amount equal to 2.99 times the Chief Executive Officer’s annual matching contribution under the DC Plan and 1.5 times the match for other CIC Agreement participants.

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

c)     Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2020 restricted by the Finance Agency.

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

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2020 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2020.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

DeForest B. Soaries, Jr., Chair
David J. Nasca, Vice Chair Kevin Cummings Gerald H. Lipkin Christopher P. Martin
Stephen S. Romaine Ángela Weyne

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

In addition, we are prohibited by regulations from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer group do offer these types of compensation. The total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured, and we believe that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs are reflective of the low risk culture.

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2020 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, C. Cathleen Raffaeli, Stephen S. Romaine, and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2020, 2019 and 2018 (in dollars):

Summary Compensation Table for Calendar Years 2020, 2019 and 2018

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation (b)(2)	Compensation (c)(3)	Total (d)
José R. González	2020	$996,000	$-	$-	$-	$1,018,077	$1,430,000	$134,744	$3,578,821
President &	2019	$993,600	$-	$-	$-	$961,906	$2,736,000	$145,233	$4,836,739
Chief Executive Officer (PEO)	2018	$920,000	$-	$-	$-	$927,184	$69,000	$61,989	$1,978,173

Kevin M. Neylan	2020	$550,000	$-	$-	$-	$415,545	$1,483,000	$104,580	$2,553,125
Senior Vice President,	2019	$531,787	$-	$-	$-	$365,340	$1,598,000	$71,995	$2,567,122
Chief Financial Officer (PFO)	2018	$515,048	$-	$-	$-	$376,879	$528,000	$38,402	$1,458,329

Melody J. Feinberg	2020	$475,000	$-	$-	$-	$357,828	$575,000	$93,518	$1,501,346
Senior Vice President,	2019	$438,813	$-	$-	$-	$302,648	$453,000	$60,018	$1,254,479
Chief Risk Officer	2018	$425,000	$-	$-	$-	$309,608	$152,000	$34,064	$920,672

Michael L. Radziemski*	2020	$454,300	$-	$-	$-	$325,226	$61,000	$54,899	$895,425
Senior Vice President,
Chief Information Officer

Philip A. Scott**	2020	$490,438	$-	$-	$-	$368,926	$814,000	$106,467	$1,779,831
Senior Vice President,	2019	$475,000	$-	$-	$-	$324,382	$742,000	$61,996	$1,603,378
Chief Capital Markets Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2020

(1)	The amounts in column (a) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2020, 2019, and 2018 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2020 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 19, 2020. The amounts in column (a) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2020: $54,891 for J. González, $21,809 for K. Neylan, $17,784 for M. Feinberg and $17,830 for P. Scott.

(2)	The amounts in column (b) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits.”

(3)	The amounts in column (c) for 2020 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non- qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other (5)	Total
José R. González	$11,720	$81,357	$16,667	$-	$25,000	$134,744

Kevin M. Neylan	$6,112	$45,216	$9,252	$-	$44,000	$104,580

Melody J. Feinberg	$6,283	$37,961	$11,274	$-	$38,000	$93,518

Michael L. Radziemski*	$17,100	$-	$1,455	$-	$36,344	$54,899

Philip A. Scott**	$6,542	$39,231	$6,417	$329	$53,948	$106,467

(1)	Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)	Includes amount of funds matched for M. Feinberg, J. González, K. Neylan and P. Scott in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)	Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long term disability insurance.

(4)	The Bank paid tax gross-up amounts for P. Scott’s reimbursement for fitness club membership. This amount is included in column (c) of the Summary Compensation Table.

(5)	The Bank paid a performance-based award to employees (including NEOs) who received a rating of “Exceed Requirements” or “Outstanding” on their 2020 annual performance review. Payments will be made on March 26, 2021.

* M. Radziemski is a new NEO in 2020.

** P. Scott was not an NEO in 2018. Therefore, footnotes regarding 2018 compensation are not included in this year's report.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2020 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2020

Grants of Plan-Based Awards for Fiscal Year 2020
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/19/2020	$498,000	$796,800	$996,000	$-	$-	$-	-	-	$-	$-

Kevin M. Neylan	2/19/2020	$165,000	$275,000	$412,500	$-	$-	$-	-	-	$-	$-

Melody J. Feinberg	2/19/2020	$142,500	$237,500	$356,250	$-	$-	$-	-	-	$-	$-

Michael L. Radziemski	2/19/2020	$136,290	$227,150	$340,725	$-	$-	$-	-	-	$-	$-

Philip A. Scott	2/19/2020	$147,131	$245,219	$367,829	$-	$-	$-	-	-	$-	$-

(1)	On this date, the Board of Directors’ C&HR Committee approved the 2020 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)	Amounts represent potential awards under the 2020 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2020

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in dollars):

		Bankwide Component (1)
	2020	(100% of Opportunity)
	Annual Salary	Threshold	Target	Maximum	Actual Result (2)
						Total	Current
					Bankwide	Communicated	Communicated
		Bank Performance			Component (3)	Award (4)	Incentive Award (5)
President		50%	80%	100%
José R. González	$996,000	$498,000	$796,800	$996,000	$963,186	$963,186	$481,593
President & Chief Executive Officer

Other NEOs		30%	50%	75%
Kevin M. Neylan	$550,000	$165,000	$275,000	$412,500	$393,736	$393,736	$196,868
Senior Vice President, Chief Financial Officer

Melody J. Feinberg	$475,000	$142,500	$237,500	$356,250	$340,045	$340,045	$170,022
Senior Vice President, Chief Risk Officer

Michael L. Radziemski	$454,300	$136,290	$227,150	$340,725	$325,226	$325,226	$162,613
Senior Vice President, Chief Information Officer

Philip A. Scott	$490,438	$147,131	$245,219	$367,829	$351,096	$351,096	$175,548
Senior Vice President, Chief Capital Markets Officer

1	Each NEO’s Incentive Compensation is weighted at 100% Bank Performance.
2	Overall weighted average result for Bankwide goals including employees in the Risk Management Group was 86.3% above target. Payments are interpolated between the target and maximum amounts.
3	The Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by 86.3%.
4	There may be small differences in the calculated payout amounts due to rounding.
5	The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2021 for performance in 2020. [Refer to Section III. d. (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees, except that we do provide Executive Change in Control Agreements to the NEOs (refer to Section VI. b. of the Compensation Discussion and Analysis, “Severance Plan and Executive Change in Control Agreements”, for further details). However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (amounts in whole dollars):

	2021	2020	% Increase*
José R. González	$996,000	$996,000	0.00%
Kevin M. Neylan	$550,000	$550,000	0.00%
Melody J. Feinberg	$475,000	$475,000	0.00%
Michael L. Radziemski	$454,300	$454,300	0.00%
Philip A. Scott	$490,438	$490,438	0.00%

* Proposed 2021 base salary increases for NEOs received an objection from the FHLBNY’s regulator. See Section I. a) in the Compensation Discussion and Analysis portion of Part III, Item 11 of this Form 10-K.

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

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	6.83	$588,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	6.83	$5,333,000	$-

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	19.33	$2,442,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	19.33	$5,453,000	$-

Melody J. Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.83	$694,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.83	$1,063,000	$-

Michael L. Radziemski	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	1.08	$65,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	1.08	$-	$-

Philip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.00	$1,221,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.00	$1,973,000	$-

(1)	Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2020.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (in whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2020
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$77,420	$77,659	$59,926	$-	$479,818
NDICP	$-	$-	$-	$-	$-

Kevin M. Neylan
DC BEP	$82,360	$43,189	$20,766	$-	$482,093
NDICP	$108,929	$-	$14,770	$-	$356,596

Melody J. Feinberg
DC BEP	$67,404	$36,236	$9,784	$-	$159,370
NDICP	$283,002	$-	$90,334	$-	$950,016

Michael L. Radziemski
DC BEP	$-	$-	$-	$-	$-
NDICP	$-	$-	$-	$-	$-

Philip A. Scott
DC BEP	$65,546	$37,414	$42,484	$-	$288,301
NDICP	$230,700	$-	$89,918	$-	$809,662

(1)	These amounts as they pertain to the DC BEP and NDICP are also included in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our DC BEP and NDICP).

(2)	These totals as they pertain to the DC BEP are also included in the “All Other Compensation” column of the Summary Compensation Table. There are no registrant contributions in connection with the NDICP.

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2020 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2020 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	28	$996,000	$536,308
Kevin M. Neylan	36	$550,000	$380,769
Melody J. Feinberg	36	$475,000	$328,846
Michael L. Radziemski	8	$454,300	$69,892
Philip A. Scott	36	$490,438	$339,534

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

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2020 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Sample CIC Agreement contract pay-outs Assuming December 31, 2020 Bank Merger or Acquisition

Provision	José Gonzàlez	Kevin Neylan	Melody Feinberg	Michael Radziemski	Philip Scott
Amount equal to the executive's average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Radziemski, Scott and Ms. Feinberg	$2,899,901	$798,417	$669,406	$619,956	$686,356
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY's Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Radziemski, Scott, and Ms. Feinberg	$2,200,640	$386,286	$318,750	$0	$305,455
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive's employment termination date	$19,998	$27,255	$1,845	$28,892	$18,626
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan ("Nonqualified DB BEP") of three (3) years for Mr. Gonzalez and one and one-half (1.5) years for Messrs. Neylan, Radziemski, Scott, and Ms. Feinberg	$5,469,931	$690,108	$414,958	$188,392	$408,952
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. Gonzalez and one and one-half (1.5) years for Messrs. Neylan, Radziemski, Scott, and Ms. Feinberg	$179,280	$49,500	$42,750	$40,887	$44,139
Total value of contract	$10,799,750	$1,981,566	$1,477,709	$908,127	$1,493,528

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

CEO Pay Ratio

For the year ended December 31, 2020, the ratio of our CEO’s Total Compensation to the FHLBNY median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 14.3:1. Total Compensation of the Median Employee for 2020 is calculated in the same manner “Total Compensation” for 2020 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2020, the Total Compensation of the Median Employee was $250,470 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $3,578,821.

We identified the Median Employee by comparing the amount of base salary and incentive awards as reflected in our payroll records for 2020 for each of the employees who were employed by the FHLBNY on October 1, 2020, and ranking the annual cash compensation for all such employees (a list of 371 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2020.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2020 (whole dollars):

					Change in Pension
					Value and
	Fees Earned or	Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
John R. Buran	$145,000	$—	$—	$—	$—	$—	$145,000
Larry E. Thompson	125,000	—	—	—	—	—	125,000
Kevin Cummings	122,000	—	—	—	—	—	122,000
Joseph R. Ficalora	112,500	—	—	—	—	—	112,500
Jay M. Ford	112,500	—	—	—	—	—	112,500
Michael M. Horn	122,000	—	—	—	—	—	122,000
Thomas L. Hoy	122,000	—	—	—	—	—	122,000
David R. Huber	112,500	—	—	—	—	—	112,500
Charles E. Kilbourne, III	112,500	—	—	—	—	—	112,500
Gerald H. Lipkin	112,500	—	—	—	—	—	112,500
Kenneth J. Mahon	112,500	—	—	—	—	—	112,500
Christopher P. Martin	112,500	—	—	—	—	—	112,500
Richard S. Mroz	122,000	—	—	—	—	—	122,000
David J. Nasca	112,500	—	—	—	—	—	112,500
C. Cathleen Raffaeli	112,500	—	—	—	—	—	112,500
Stephen S. Romaine	112,500	—	—	—	—	—	112,500
DeForest B. Soaries, Jr.	122,000	—	—	—	—	—	122,000
Carlos J. Vázquez	122,000	—	—	—	—	—	122,000
Ángela Weyne	112,500	—	—	—	—	—	112,500
Total Fees	$2,239,500	$—	$—	$—	$—	$—	$2,239,500

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

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2020. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2021 (which reflect that there were no changes from 2020).

Director Fee Opportunities — 2020 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(b)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs (a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2020 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs (a)	$122,000
All Other Directors	$112,500

Director Fee Opportunities — 2021 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (b)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs (a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2021 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs (a)	$122,000
All Other Directors	$112,500

(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(b)	The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Committee Chairs. The numbers in this column also represent payments for each of seven meetings attended by all other Directors. If an eighth meeting is attended by the other Directors, they will receive $14,080 for that eighth meeting.

Director Compensation Policy: Director Expenses

The Director Compensation Policy also authorizes us to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:

☐	Meetings of the Board and Board Committees
☐	Meetings requested by the Federal Housing Finance Agency
☐	Meetings of Federal Home Loan Bank System committees
☐	Federal Home Loan Bank System director orientation meetings
☐	Meetings of the Council of Federal Home Loan Banks and Council committees
☐	Attendance at other events on behalf of the Bank with prior approval

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2021 and December 31, 2020:

		Number	Percent
	February 28, 2021	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,705	14.51%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,648	14.40
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	475	0.89
Subtotal MetLife, Inc.		8,123	15.29
New York Community Bank	615 Merrick Avenue, Westbury, NY,11590	7,088	13.35
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,894	7.33
		26,810	50.48%

		Number	Percent
	December 31, 2020	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY,10043	7,705	14.35%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,648	14.24
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	475	0.88
Subtotal MetLife, Inc.		8,123	15.12
New York Community Bank	615 Merrick Avenue, Westbury, NY,11590	7,140	13.30
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,219	6.00
		26,187	48.77%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
New York Community Bank	Joseph R. Ficalora	Westbury	NY	7,140	13.30%
Investors Bank	Kevin Cummings	Short Hills	NJ	1,598	2.98
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	1,463	2.72
Dime Community Bank	Kenneth J. Mahon	Brooklyn	NY	607	1.13
Provident Bank	Christopher P. Martin	Iselin	NJ	593	1.10
Flushing Bank	John R. Buran	Uniondale	NY	434	0.81
Popular Bank	Carlos J. Vázquez	San Juan	PR	273	0.51
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	225	0.42
Tompkins Trust Company	Stephen S. Romaine	Ithaca	NY	47	0.09
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	35	0.07
Evans Bank, N.A	David J. Nasca	Hamburg	NY	35	0.06
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	28	0.05
				12,478	23.24%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In General

During the period from January 1, 2020 through and including the date of this annual report on Form 10-K, the Bank had a total of 21 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2020 through and including the date of this Annual Report on Form 10-K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2020 through and including the date of this annual report on Form 10-K (i.e., Danelle M. Barrett, Michael M. Horn, David R. Huber, Charles E. Kilbourne, III, Richard S. Mroz, C. Cathleen Raffaeli, DeForest B. Soaries, Jr., Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Thomas J. Kemly, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Stephen S. Romaine, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2020 through and including the date of this annual report on Form 10-K (Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, Thomas J. Kemly and Christopher P. Martin) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2020 through and including the date of this annual report on Form 10-K (David R. Huber, Charles E. Kilbourne, III and Ángela Weyne) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.

Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2020 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2020 through and including the date of this annual report on Form 10-K (Kevin Cummings, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca and Stephen S. Romaine) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2020 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli, DeForest B. Soaries, Jr. and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years ended December 31,
	2020 (a)	2019 (a)	2018 (a)
Audit Fees and Expenses	$960	$874	$1,017
Audit-related Fees	58	148	134
Tax Fees	20	12	35
All Other Fees	3	1	4
Total	$1,041	$1,035	$1,190

(a)	The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $78 thousand, $66 thousand and $63 thousand for 2020, 2019 and 2018, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
4.02	Description of Securities	X
10.01	Bank 2017 Incentive Compensation Plan(a)		10-K	3/21/2017
10.02	Bank 2018 Incentive Compensation Plan(a)		10-K	3/22/2018
10.03	Bank 2019 Incentive Compensation Plan(a)		8-K	3/18/2019
10.04	Bank 2020 Incentive Compensation Plan		8-K	4/6/2020
10.05	2021 Director Compensation Policy(a)	X
10.06	Bank Amended and Restated Severance Pay Plan(a)	X
10.07	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)	X
10.08	Nonqualified Deferred Incentive Compensation Plan(a)	X
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.11	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)		10-K	3/21/2019
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

Notes:

* Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a) This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ José R. González
José R. González
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 19, 2021
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 19, 2021
Kevin M. Neylan
(Principal Financial Officer)

/s/ Backer Ali	Vice President, Chief Accounting Officer and Controller	March 19, 2021
Backer Ali
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 19, 2021
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of Directors	March 19, 2021
Larry E. Thompson

/s/ Danelle M. Barrett	Director	March 19, 2021
Danelle M. Barrett

/s/ Kevin Cummings	Director	March 19, 2021
Kevin Cummings

/s/ Michael M. Horn	Director	March 19, 2021
Michael M. Horn

/s/ Thomas L. Hoy	Director	March 19, 2021
Thomas L. Hoy

/s/ David R. Huber	Director	March 19, 2021
David R. Huber

/s/ Thomas J. Kemly	Director	March 19, 2021
Thomas J. Kemly

Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 19, 2021
Charles E. Kilbourne, III

/s/ Gerald H. Lipkin	Director	March 19, 2021
Gerald H. Lipkin

/s/ Kenneth J. Mahon	Director	March 19, 2021
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 19, 2021
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 19, 2021
Richard S. Mroz

/s/ David J. Nasca	Director	March 19, 2021
David J. Nasca

/s/ Stephen S. Romaine	Director	March 19, 2021
Stephen S. Romaine

/s/ DeForest B. Soaries, Jr.	Director	March 19, 2021
DeForest B. Soaries, Jr.

/s/ Carlos J. Vázquez	Director	March 19, 2021
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 19, 2021
Ángela Weyne