Form 10-Q
period 2021-03-31
Federal Home Loan Bank of New York
filed 2021-05-12
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of shares outstanding of issuer’s Class B capital stock as of April 30, 2021 was 52,249,330.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks (Note 3)	$2,282,815	$1,896,155
Interest-bearing deposits (Note 4)	675,000	685,000
Securities purchased under agreements to resell (Note 4)	—	4,650,000
Federal funds sold (Note 4)	8,511,000	6,280,000
Trading securities (Note 5) (Includes $627,685 pledged as collateral at March 31, 2021 and $630,372 at December 31, 2020)	9,582,233	11,742,965
Equity Investments (Note 6)	86,358	80,369
Available-for-sale securities, net of unrealized gains (losses) of $150,861 at March 31, 2021 and $280,626 at December 31, 2020 (Note 7)	3,618,298	3,435,945
Held-to-maturity securities, net of allowance for credit losses of $971 at March 31, 2021 and $980 at December 31, 2020 (Note 8) (Includes $2,422 pledged as collateral at March 31, 2021 and $2,680 at December 31, 2020)	12,366,207	12,873,646
Advances (Note 9) (Includes $0 at March 31, 2021 and December 31, 2020 at fair value under the fair value option)	90,072,485	92,067,104
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,747 at March 31, 2021 and $7,073 at December 31, 2020 (Note 10)	2,710,840	2,899,712
Loans to other FHLBanks (Note 20)	—	—
Accrued interest receivable	166,995	189,454
Premises, software, and equipment	77,082	77,628
Operating lease right-of-use assets (Note 19)	69,472	70,733
Derivative assets (Note 17)	48,024	36,669
Other assets	8,751	11,003

Total assets	$130,275,560	$136,996,383

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,843,807	$1,677,526
Non-interest-bearing demand	67,739	70,437
Term	—	5,000

Total deposits	1,911,546	1,752,963

Consolidated obligations, net (Note 12)
Bonds (Includes $15,857,603 at March 31, 2021 and $16,580,464 at December 31, 2020 at fair value under the fair value option)	71,905,612	69,716,298
Discount notes (Includes $2,449,831 at March 31, 2021 and $7,133,755 at December 31, 2020 at fair value under the fair value option)	48,617,164	57,658,838

Total consolidated obligations	120,522,776	127,375,136

Mandatorily redeemable capital stock (Note 14)
	2,651	2,991
Accrued interest payable	122,271	117,982
Affordable Housing Program (Note 13)	152,176	148,827
Derivative liabilities (Note 17)	56,216	70,760
Other liabilities	186,799	186,550
Operating lease liabilities (Note 19)	83,130	84,475

Total liabilities	123,037,565	129,739,684

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 53,141 at March 31, 2021 and 53,669 at December 31, 2020	5,314,134	5,366,830
Retained earnings
Unrestricted	1,122,293	1,135,341
Restricted (Note 14)	788,717	774,275
Total retained earnings	1,911,010	1,909,616
Total accumulated other comprehensive income (loss)	12,851	(19,747)

Total capital	7,237,995	7,256,699

Total liabilities and capital	$130,275,560	$136,996,383

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020
Interest income
Advances, net (Note 9)	$139,828	$464,565
Interest-bearing deposits (Note 4)	333	2,127
Securities purchased under agreements to resell (Note 4)	464	26,350
Federal funds sold (Note 4)	2,312	28,935
Trading securities (Note 5)	40,630	74,997
Available-for-sale securities (Note 7)	15,178	17,153
Held-to-maturity securities (Note 8)	64,390	99,866
Mortgage loans held-for-portfolio (Note 10)	19,140	26,026
Loans to other FHLBanks (Note 20)	—	33

Total interest income	282,275	740,052

Interest expense
Consolidated obligation bonds (Note 12)	93,966	356,557
Consolidated obligation discount notes (Note 12)	29,612	227,333
Deposits (Note 11)	106	3,228
Mandatorily redeemable capital stock (Note 14)	34	79
Cash collateral held and other borrowings	19	62

Total interest expense	123,737	587,259

Net interest income before provision for credit losses	158,538	152,793

Provision (Reversal) for credit losses	(1,285)	136

Net interest income after provision for credit losses	159,823	152,657

Other income (loss)
Service fees and other	4,132	4,651
Instruments held under the fair value option gains (losses) (Note 18)	62	(21,954)
Derivative gains (losses) (Note 17)	(4,309)	(164,170)
Trading securities gains (losses) (Note 5)	(34,803)	197,252
Equity investments gains (losses) (Note 6)	2,300	(8,050)

Total other income (loss)	(32,618)	7,729

Other expenses
Operating	14,247	13,433
Compensation and benefits	24,327	23,377
Finance Agency and Office of Finance	5,620	4,451
Other expenses	2,775	2,331

Total other expenses	46,969	43,592

Income before assessments	80,236	116,794

Affordable Housing Program Assessments (Note 13)	8,027	11,687

Net income	$72,209	$105,107

Basic earnings per share (Note 15)	$1.36	$1.80

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020
Net Income	$72,209	$105,107
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(129,765)	128,401
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—
Reclassification of non-credit portion included in net income	—	—
Accretion of non-credit portion	457	551
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	457	551
Net change due to hedging activities
Cash flow hedges (a)	82,861	(152,832)
Fair value hedges (b)	77,393	(54,985)
Total net change due to hedging activities	160,254	(207,817)
Net change in pension and postretirement benefits	1,652	1,276
Total other comprehensive income (loss)	32,598	(77,589)
Total comprehensive income (loss)	$104,807	$27,518

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

(b)

Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2021 and 2020

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Adjustments to opening balances (b)	—	—	(3,773)	—	(3,773)	—	(3,773)
Proceeds from issuance of capital stock	36,187	3,618,725	—	—	—	—	3,618,725
Repurchase/redemption of capital stock	(20,847)	(2,084,688)	—	—	—	—	(2,084,688)
Cash dividends ($1.60 per share) on capital stock	—	—	(87,715)	—	(87,715)	—	(87,715)
Comprehensive income (loss)	—	—	84,085	21,022	105,107	(77,589)	27,518

Balance, March 31, 2020	73,127	$7,312,703	$1,107,833	$706,820	$1,814,653	$(125,394)	$9,001,962

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	6,706	670,678	—	—	—	—	670,678
Repurchase/redemption of capital stock	(7,233)	(723,330)	—	—	—	—	(723,330)
Shares reclassified to mandatorily redeemable capital stock	(1)	(44)	—	—	—	—	(44)
Cash dividends ($1.26 per share) on capital stock	—	—	(70,815)	—	(70,815)	—	(70,815)
Comprehensive income (loss)	—	—	57,767	14,442	72,209	32,598	104,807

Balance, March 31, 2021	53,141	$5,314,134	$1,122,293	$788,717	$1,911,010	$12,851	$7,237,995

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Charge to retained earnings was a cumulative effect adjustment to the opening balance upon adoption of ASU 2016 – 13, representing the difference between credit loss calculations based on the incurred loss methodology and the Current Expected Credit Losses (CECL) framework.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020
Operating activities

Net Income	$72,209	$105,107

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	31,423	(207,687)
Concessions on consolidated obligations	833	1,461
Premises, software, and equipment	3,034	2,599
Provision (Reversal) for credit losses	(1,285)	136
Change in net fair value adjustments on derivatives and hedging activities (b)	231,079	(569,900)
Net realized and unrealized (gains) losses on trading securities	34,803	(197,252)
Change in fair value on Equity Investments	(2,039)	8,283
Change in fair value adjustments on financial instruments held at fair value	(62)	21,954
Net change in:
Accrued interest receivable	22,545	13,780
Derivative assets due to accrued interest	28,044	32,020
Derivative liabilities due to accrued interest	(24,073)	(2,552)
Other assets	2,228	1,981
Affordable Housing Program liability	3,349	1,717
Accrued interest payable	4,289	48,715
Other liabilities	2,859	(7,689)
Total adjustments	337,027	(852,434)
Net cash provided by (used in) operating activities	$409,236	$(747,327)
Investing activities
Net change in:
Interest-bearing deposits	$167,290	$(1,819,915)
Securities purchased under agreements to resell	4,650,000	14,475,000
Federal funds sold	(2,231,000)	(665,000)
Deposits with other FHLBanks	31	(205)
Premises, software, and equipment	(2,487)	(4,917)
Trading securities:
Purchased	(699,160)	(1,345,389)
Repayments	2,815,021	1,350,000
Proceeds from sales	—	1,532,301
Equity Investments:
Purchased	(4,709)	(2,141)
Proceeds from sales	759	596
Available-for-sale securities:
Purchased	(330,616)	(26,778)
Repayments	16,257	16,716
Held-to-maturity securities:
Long-term securities
Purchased	(173,733)	(145,914)
Repayments	678,004	548,395
Advances:
Principal collected	99,574,085	225,603,907
Made	(98,154,258)	(259,616,616)
Mortgage loans held-for-portfolio:
Principal collected	244,614	108,094
Purchased	(58,622)	(149,124)
Net cash provided by (used in) investing activities	$6,491,476	$(20,140,990)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020
Financing activities
Net change in:
Deposits and other borrowings	$141,382	$491,166
Derivative contracts with financing element	(909)	(3,270)
Consolidated obligation bonds:
Proceeds from issuance	20,231,918	31,706,682
Payments for maturing and early retirement	(17,945,062)	(29,603,048)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	173,984	—
Consolidated obligation discount notes:
Proceeds from issuance	179,466,113	294,138,066
Payments for maturing	(188,457,627)	(277,852,695)
Capital stock:
Proceeds from issuance of capital stock	670,678	3,618,725
Payments for repurchase/redemption of capital stock	(723,330)	(2,084,688)
Redemption of mandatorily redeemable capital stock	(384)	(205)
Cash dividends paid (d)	(70,815)	(87,715)
Net cash provided by (used in) financing activities	$(6,514,052)	$20,323,018
Net increase (decrease) in cash and due from banks	386,660	(565,299)
Cash and due from banks at beginning of the period (e)	1,896,155	603,241
Cash and due from banks at end of the period (e)	$2,282,815	$37,942

Supplemental disclosures:
Interest paid	$151,928	$326,816
Interest paid for Discount Notes (f)	$52,120	$260,441
Affordable Housing Program payments (g)	$4,678	$9,970
Transfers of mortgage loans to real estate owned	$—	$71
Capital stock subject to mandatory redemption reclassified from equity	$44	$—

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the first quarter of 2020, compared to the first quarter of 2021 in parallel with greater usage of discount notes in the first quarter of 2020. As a result, the impact on operating cash flows was also larger in the first quarter of 2020.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the first quarter of 2021, derivatives and hedging activities provided $231.1 million in cash flows; in the first quarter of 2020, derivatives and hedging activities used $569.9 million in cash flows. The changes were consistent with the significant decline in benchmark interest rates in the current year period; additionally, lower amounts of margins were posted to derivative counterparties in the current year period.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurements

The accounting standards on fair value measurements discuss how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. This definition is based on an exit price rather than transaction or entry price.

The FHLBNY complied with the accounting guidance on fair value measurements and has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances. Our pricing models are subject to periodic validations, and we periodically review and refine, as appropriate, our assumptions and valuation methodologies to reflect market indications as closely as possible. We have the appropriate personnel, technology, and policies and procedures in place to value financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition, see financial statements, Note 18. Fair Values of Financial Instruments in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

Derivatives and Hedging Activities

The FHLBNY hedges the risk of changes in benchmark interest rates under the provisions of ASC 815. In years prior to 2020, the benchmark rate has been primarily LIBOR; LIBOR rates are derived from an average of submissions by panel banks. The underlying market that LIBOR seeks to reflect has become increasingly less active. A significant number of the FHLBNY derivatives are indexed to LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. The United Kingdom's Financial Conduct Authority (FCA), which oversees LIBOR, has announced that the FCA would no longer persuade or compel member panel banks to make LIBOR quote submissions for U.S. dollar LIBOR setting of 1-month and 3-month, two key LIBOR settings, so that submissions will permanently cease after June 30, 2023.

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we have begun to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR and have successfully made the transition to SOFR for a significant number of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR. Also, see Note 22 Subsequent Events.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In compliance with accounting standards, primarily ASC 815, the accounting for derivatives requires us to (i) assess whether the hedging relationship qualifies for hedge accounting, (ii) assess whether an embedded derivative should be bifurcated, (iii) calculate the effectiveness of the hedging relationship, (iv) evaluate exposure associated with counterparty credit risk, and (v) estimate the fair value of the derivatives. Our assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

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

For more information about the FHLBNY’s hedging activities, see financial statements, Note 17. Derivatives and Hedging Activities in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

Credit Losses under ASU 2016-13

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

Summarized information of expected losses are provided in notes to financial statements:

Note 4.Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Note 7.Available-for-Sale Securities.

Note 8.Held-to-Maturity Securities.

Note 9.Advances.

Note 10.Mortgage Loans Held-for-Portfolio.

Note 19.Commitments and Contingencies (for off-balance sheet).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 2.          Financial Accounting Standards Board (“FASB”) Standards Issued.

Recently Adopted Accounting Standards

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2020-04, Reference Rate Reform (Topic 848) Issued in March 2020, as amended in January 2021

This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:

●      contract modifications,

●      hedging relationship, and

●      sale or transfer of debt securities classified as HTM.

This guidance is effective for the FHLBNY beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022.

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we have begun to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR and have successfully made the transition to SOFR for a significant numbers of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR. In the second quarter of 2021, we are planning to utilize the one-time opportunity under the FASB expedients to reclassify certain floating- rate held-to-maturity LIBOR-indexed securities to available- for-sale classification with a view to streamline the transition to SOFR.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at March 31, 2021 and December 31, 2020. There were no restricted cash balances at March 31, 2021 and December 31, 2020.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $30.5 million at March 31, 2021 and $32.4 million at December 31, 2020. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.7 billion at March 31, 2021 and December 31, 2020. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at March 31, 2021 and December 31, 2020. Accrued interest receivable was de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $8.5 billion at March 31, 2021 and $6.3 billion at December 31, 2020 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at March 31, 2021 and December 31, 2020. Accrued interest receivable was de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Securities purchased under agreements to resell — There were no outstanding Securities purchased under agreements to resell at March 31, 2021. At December 31, 2020, Securities purchased under agreements to resell were recorded at amortized cost basis of $4.7 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. There were no outstanding accrued interest receivable for Securities purchased under agreements to resell at March 31, 2021. Accrued interest receivable for Securities purchased under agreements to resell was $10.0 thousand at December 31, 2020. No allowance for credit losses was recorded for accrued interest receivable of Securities purchased under agreements to resell as interest due was collected.

U.S. Treasury securities at market values of $4.7 billion at December 31, 2020 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $2.3 billion for the three months ended March 31, 2021 and $4.4 billion for the twelve months ended December 31, 2020. Interest income from securities purchased under agreements to resell was $0.5 million for the three months ended March 31, 2021 and $26.4 million for the same period in 2020. No overnight investments had been executed bilaterally with counterparties at those dates. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at March 31, 2021 and December 31, 2020.

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at March 31, 2021 and December 31, 2020 (in thousands):

Fair value	March 31, 2021	December 31, 2020
Corporate notes	$2,148	$2,164
U.S. Treasury notes	9,080,087	11,240,915
U.S. Treasury bills	499,998	499,886
Total trading securities	$9,582,233	$11,742,965

The carrying values of trading securities included net unrealized fair value gains of $52.8 million at March 31, 2021 and $87.6 million at December 31, 2020. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $627.7 million at March 31, 2021 and $630.4 million at December 31, 2020 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	March 31, 2021
	Due in one	Due after one year
	year or less	through five years	Total Fair Value
Corporate notes	$—	$2,148	$2,148
U.S. Treasury notes	6,992,179	2,087,908	9,080,087
U.S. Treasury bills	499,998	—	499,998
Total trading securities	$7,492,177	$2,090,056	$9,582,233
Yield on trading securities	1.49%	1.57%

	December 31, 2020
	Due in one	Due after one year
	year or less	through five years	Total Fair Value
Corporate notes	$—	$2,164	$2,164
U.S. Treasury notes	9,563,920	1,676,995	11,240,915
U.S. Treasury bills	499,886	—	499,886
Total trading securities	$10,063,806	$1,679,159	$11,742,965
Yield on trading securities	1.66%	1.79%

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$3,732	$—	$—	$3,732
Equity funds	37,588	18,129	(1,763)	53,954
Fixed income funds	28,547	468	(343)	28,672
Total Equity Investments (a)	$69,867	$18,597	$(2,106)	$86,358

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,164	$—	$—	$4,164
Equity funds	36,833	15,325	(1,909)	50,249
Fixed income funds	24,920	1,146	(110)	25,956
Total Equity Investments (a)	$65,917	$16,471	$(2,019)	$80,369

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$2,039	$(8,283)
Net dividend and other	261	233
Net gains (losses) recognized during the period	$2,300	$(8,050)

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report, and no credit loss allowance was necessary at March 31, 2021 and December 31, 2020.

The following tables provide major security types (in thousands):

	March 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$261,695	$4,239		$—		$265,934
Fixed
CMBS	3,205,742	196,960		(50,338)		3,352,364
AFS Before Hedging Adjustments	3,467,437	201,199	(a)	(50,338)	(a)	3,618,298
Hedging Basis Adjustments in AOCI	(33,341)	33,341	(b)	—		—
Total Available-for-sale securities	$3,434,096	$234,540		$(50,338)		$3,618,298

	December 31, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$277,372	$3,960		$—		$281,332
Fixed
CMBS	2,877,947	282,913		(6,247)		3,154,613
AFS Before Hedging Adjustments	3,155,319	286,873	(a)	(6,247)	(a)	3,435,945
Hedging Basis Adjustments in AOCI	44,052	(44,052)	(b)	—		—
Total Available-for-sale securities	$3,199,371	$242,821		$(6,247)		$3,435,945

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at March 31, 2021 recorded $33.3 million of hedge basis losses; at December 31, 2020, hedge basis gains of $44.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

Credit Loss Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations and CMBS. The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At March 31, 2021 and December 31, 2020, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). No losses for 12 months or longer were identified based on third party pricing methodologies. We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at March 31, 2021 and December 31, 2020.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$952,709	$(50,338)	$—	$—	$952,709	$(50,338)
Total Temporarily Impaired	$952,709	$(50,338)	$—	$—	$952,709	$(50,338)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)
Total Temporarily Impaired	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost (b)	Fair Value	Amortized Cost (b)	Fair Value
Mortgage-backed securities
Due after one year through five years	$332,156	$357,277	$332,752	$364,081
Due after five year through ten years	2,803,558	2,957,457	2,550,443	2,750,824
Due after ten years	298,382	303,564	316,176	321,040

Total Available-for-sale securities	$3,434,096	$3,618,298	$3,199,371	$3,435,945

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $48.5 million and $41.1 million at March 31, 2021 and December 31, 2020, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$261,695	$265,934	$277,372	$281,332
Fixed
CMBS	3,172,401	3,352,364	2,921,999	3,154,613

Total Mortgage-backed securities	$3,434,096	$3,618,298	$3,199,371	$3,435,945

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$45,095	$—	$—	$45,095	$6,134	$—	$51,229
Freddie Mac	9,320	—	—	9,320	1,190	—	10,510
Total pools of mortgages	54,415	—	—	54,415	7,324	—	61,739

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	828,477	—	—	828,477	9,596	(374)	837,699
Freddie Mac	538,916	—	—	538,916	6,249	(193)	544,972
Ginnie Mae	5,951	—	—	5,951	105	—	6,056
Total CMOs/REMICs	1,373,344	—	—	1,373,344	15,950	(567)	1,388,727

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,481,855	—	—	1,481,855	38,536	(1,343)	1,519,048
Freddie Mac	8,272,763	—	—	8,272,763	428,402	(6,571)	8,694,594
Total commercial mortgage-backed securities	9,754,618	—	—	9,754,618	466,938	(7,914)	10,213,642

Non-GSE MBS (c)
CMOs/REMICs	3,617	(248)	(285)	3,084	198	(56)	3,226

Asset-Backed Securities (c)
Manufactured housing (insured)	22,412	—	—	22,412	701	—	23,113
Home equity loans (insured)	50,171	—	(3,114)	47,057	12,397	—	59,454
Home equity loans (uninsured)	15,662	—	(1,732)	13,930	2,292	(248)	15,974
Total asset-backed securities	88,245	—	(4,846)	83,399	15,390	(248)	98,541

Total MBS	11,274,239	(248)	(5,131)	11,268,860	505,800	(8,785)	11,765,875

Other
State and local housing finance agency obligations(e)	1,097,347	—	—	1,097,347	349	(20,003)	1,077,693

Total Held-to-maturity securities	$12,371,586	$(248)	$(5,131)	$12,366,207	$506,149	$(28,788)	$12,843,568

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$47,558	$—	$—	$47,558	$6,626	$—	$54,184
Freddie Mac	9,813	—	—	9,813	1,305	—	11,118
Total pools of mortgages	57,371	—	—	57,371	7,931	—	65,302

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	942,268	—	—	942,268	9,204	(830)	950,642
Freddie Mac	604,713	—	—	604,713	5,709	(385)	610,037
Ginnie Mae	6,458	—	—	6,458	108	—	6,566
Total CMOs/REMICs	1,553,439	—	—	1,553,439	15,021	(1,215)	1,567,245

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,570,197	—	—	1,570,197	53,905	(1,428)	1,622,674
Freddie Mac	8,503,433	—	—	8,503,433	591,514	(5,142)	9,089,805
Total commercial mortgage-backed securities	10,073,630	—	—	10,073,630	645,419	(6,570)	10,712,479

Non-GSE MBS(c)
CMOs/REMICs	3,824	(257)	(294)	3,273	146	(71)	3,348

Asset-Backed Securities(c)
Manufactured housing (insured)	23,763	—	—	23,763	768	—	24,531
Home equity loans (insured)	52,262	—	(3,308)	48,954	13,340	(52)	62,242
Home equity loans (uninsured)	17,450	—	(1,986)	15,464	2,588	(284)	17,768
Total asset-backed securities	93,475	—	(5,294)	88,181	16,696	(336)	104,541
Total MBS	11,781,739	(257)	(5,588)	11,775,894	685,213	(8,192)	12,452,915

Other
State and local housing finance agency obligations (e)	1,097,752	—	—	1,097,752	76	(21,562)	1,076,266

Total Held-to-maturity securities	$12,879,491	$(257)	$(5,588)	$12,873,646	$685,289	$(29,754)	$13,529,181

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
(e)	Amortized costs at March 31, 2021 and December 31, 2020 include allowances for credit losses of $0.7 million.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.4 million at March 31, 2021 and $2.7 million at December 31, 2020, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-maturity Securities

GSE-issued securities - The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Number of investment positions that were in an unrealized loss position was 37 and 42 at March 31, 2021 and December 31, 2020, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds - The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $20.0 million and $21.6 million at March 31, 2021 and December 31, 2020, respectively. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were 12 and 18 at March 31, 2021 and December 31, 2020. Probability default analysis at March 31, 2021 and December 31, 2020 recorded cumulative credit losses of $0.7 million.

Accrued interest receivable was $1.3 million at March 31, 2021 and December 31, 2020. No allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities - Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million and $0.3 million were recognized at March 31, 2021 and December 31, 2020. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at March 31, 2021, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. Number of investment positions that were in an unrealized loss position was 9 at March 31, 2021 and 10 at December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$30,867	$30,787	$30,867	$30,758
Due after five years through ten years	100	100	100	100
Due after ten years	1,066,380	1,046,806	1,066,785	1,045,408
State and local housing finance agency obligations	1,097,347	1,077,693	1,097,752	1,076,266

Mortgage-backed securities
Due in one year or less	639,542	644,733	690,206	694,962
Due after one year through five years	3,114,826	3,226,096	2,991,105	3,114,446
Due after five years through ten years	5,853,456	6,194,055	6,137,440	6,629,839
Due after ten years	1,666,415	1,700,991	1,962,988	2,013,668
Mortgage-backed securities	11,274,239	11,765,875	11,781,739	12,452,915

Total Held-to-Maturity Securities	$12,371,586	$12,843,568	$12,879,491	$13,529,181

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $58.0 million at March 31, 2021 and $57.4 million at December 31, 2020 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2021			December 31, 2020
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	55,343,587	0.62	61.96	51,202,647	0.65	56.42
Due after one year through two years	8,759,760	1.83	9.81	11,520,983	1.52	12.70
Due after two years through three years	6,018,699	1.58	6.74	7,734,061	1.65	8.52
Due after three years through four years	5,010,794	1.54	5.61	4,400,913	1.55	4.85
Due after four years through five years	2,137,375	1.44	2.39	3,770,927	1.50	4.16
Thereafter	12,051,117	1.87	13.49	12,111,628	1.87	13.35

Total par value	89,321,332	1.04%	100.00%	90,741,159	1.09%	100.00%
Hedge valuation basis adjustments (b)	751,153			1,325,945

Total	$90,072,485			$92,067,104

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, OIS/FF index and OIS/SOFR index.

Monitoring and Evaluating Credit Losses on Advances

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The ASU introduced a new accounting framework, which was adopted effective January 1, 2020.

Our credit and collateral practices have not identified allowance for credit losses at March 31, 2021 and December 31, 2020 or in the periods in 2020. Accrued interest receivable was $82.2 million and $89.6 million at March 31, 2021 and December 31, 2020, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

The FHLBNY's (or the Bank's) advances are primarily made to member financial institutions, which include commercial banks and insurance companies. The Bank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with the Bank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding.

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

●	one-to-four family and multifamily mortgage loans (delinquent for no more than 90-days) and securities representing such mortgages;
●	securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
●	cash or deposits in the Bank;
●	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it; and

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

●	qualifying securities.

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small business, agriculture loans, and community development loans. The Bank's capital stock owned by each borrower is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Bank also has policies and procedures for validating the reasonableness of our collateral valuations.

Summarized below are the FHLBNY's credit loss allowance methodologies:

Adoption of the guidance under ASU 2016-13, resulted in formalizing the governance stipulated under the new guidance. Our pre-existing processes - collateral monitoring, valuation of collateral and haircuts in addition to borrower credit analysis - are extensive and remain key to our operations. We devote considerable resources towards these procedures and processes.

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends. The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members. The FHLBNY's members are required to pledge collateral to secure advances. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest. The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan; and the provision would benefit the FHLBNY in a scenario when a member defaults). The FHLBNY also has a statutory lien under the FHLBank Act on members' capital stock, which serves as further collateral for members' indebtedness to the FHLBNY.

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY's advances were past due, on non-accrual status, or considered impaired as of March 31, 2021. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of March 31, 2021, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management's credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2021 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of March 31, 2021.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances borrowed by insurance companies accounted for 37.9% and 35.6% of total advances at March 31, 2021 and December 31, 2020. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of March 31, 2021, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program - the Mortgage Asset Program (MAP®). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At March 31, 2021, mortgage loans under the MAP program were $19.6 million.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Carrying Amount	Total	Carrying Amount	Total
Real Estate (a):
Fixed medium-term single-family mortgages	$169,898	6.40%	$178,968	6.25%
Fixed long-term single-family mortgages	2,485,688	93.60	2,682,955	93.75

Total unpaid principal balance	$2,655,586	100.00%	$2,861,923	100.00%

Unamortized premiums	40,103		43,103
Unamortized discounts	(1,110)		(1,246)
Basis adjustment (b)	2,428		2,691

Total MPF loans amortized cost	$2,697,007		$2,906,471
MPF allowance for credit losses	(5,723)		(7,073)
MPF loans held-for-portfolio	$2,691,284		$2,899,398
MAP loans held-for-portfolio	$19,556		$314
Total mortgage loans held-for-portfolio at carrying value	$2,710,840		$2,899,712

(a)	Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.1 million and $43.9 million at March 31, 2021 and December 31, 2020. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.6 million for the three months ended March 31, 2021 and $0.7 million for the same period in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance Methodology for Mortgage Loan Losses under ASU 2016-13.

Effective January 1, 2020, the FHLBNY adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). With the adoption of the CECL guidance, the estimate of expected credit losses for MPF is forward-looking. CECL requires the use of forecasts about future economic conditions to estimate the expected credit loss over the remaining life of an instrument. The estimated credit loss is recorded upon initial recognition of the asset, even if the asset is performing at the time of purchase, in anticipation of a future event that will lead to a loss being realized (including consideration of remote scenarios as required under ASC 326-20-30-10). The objective of the estimate is to record the net amount expected to be collected for the asset, while considering available relevant information about the collectability of cash flows.

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the cumulative loan loss allowances at each of the dates (in thousands):

		Reserves Recorded
	December 31, 2020	in 2021	March 31, 2021

Allowance for Credit Losses	$7,073	$(1,326)	$5,747

Our allowance for credit loss of $5.7 million at March 31, 2021 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $5 million in life-time losses. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

Evaluation of Credit Losses under CECL - MPF loans are evaluated for credit losses using the practical expedient for collateral dependent assets. We consider a conventional mortgage loan as a collateral dependent loan because we expect repayment to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. We may estimate the applicable fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are exceeded. Expected recoveries of prior charge-offs would be included in the allowance for credit loss.

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

Accrued interest receivable was $13.4 million at March 31, 2021 and $14.2 million at December 31, 2020. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2021	2020
Allowance for credit losses:
Beginning balance	$7,073	$653
Adjustment for cumulative effect of accounting change	—	2,972
Charge-offs	(50)	—
Recoveries	—	—
Provision (Reversal) for credit losses on mortgage loans	(1,276)	(121)
Balance, at end of period	$5,747	$3,504

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	March 31, 2021	December 31, 2020
Total MPF Mortgage loans, carrying values net (a)	$2,691,284	$2,899,398
Non-performing MPF mortgage loans - Conventional (a)(b)	$46,437	$58,498
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$13,110	$14,760

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB and would not agree to data reported in other tables at “amortized cost”.

Under the new framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF loans, and while the loans are evaluated on an individual basis, we have deemed that FHA and VA loans as collectively insured. Additionally, based on the Bank's assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2021 or 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans ) in the MPF program (in thousands):

	March 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,624,742	$—	$1,648,499	$1,726,537
With a related allowance	844,894	(5,723)	853,563	842,412
Total measured for impairment	$2,469,636	$(5,723)	$2,502,062	$2,568,949

	December 31, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,792,650	$—	$1,818,942	$1,903,273
With a related allowance	873,955	(7,073)	881,661	994,262
Total measured for impairment	$2,666,605	$(7,073)	$2,700,603	$2,897,535

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90-days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three months ended March 31, 2021 and for the twelve months ended December 31, 2020.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	March 31, 2021	December 31, 2020
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$2,469,636	$2,666,605
MPF Government-guaranteed or -insured mortgage loans	185,950	195,318
Total MPF loans - unpaid principal balance	$2,655,586	$2,861,923

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2021 and December 31, 2020, respectively.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	March 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:
Conventional Loans
Past due 30 - 59 days	$11,914	$11,250	$23,164
Past due 60 - 89 days	3,309	1,076	4,385
Past due 90 days or more	26,899	19,988	46,887
Total past due MPF mortgage loans	42,122	32,314	74,436
Current MPF mortgage loans	1,223,897	1,209,452	2,433,349
Current MAP mortgage loans	—	19,580	19,580
Total conventional loans	$1,266,019	$1,261,346	$2,527,365

	December 31, 2020
	Conventional Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional Loans
Past due 30 - 59 days	$10,088	$9,768	$19,856
Past due 60 - 89 days	4,267	7,682	11,949
Past due 90 days or more	28,157	31,002	59,159
Total past due MPF mortgage loans	42,512	48,452	90,964
Current MPF mortgage loans	1,038,404	1,578,308	2,616,712
Current MAP mortgage loans	—	314	314
Total conventional loans	$1,080,916	$1,627,074	$2,707,990

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Other Delinquency Statistics (dollars in thousands):

	March 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$17,868	$8,781	$26,649
Serious delinquency rate (b)	2.12%	7.49%	2.50%
Past due 90 days or more and still accruing interest	$—	$13,290	$13,290
Loans on non-accrual status	$46,887	$—	$46,887
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$6,132	$971	$7,103
Modified loans under MPF® program	$437	$—	$437
Real estate owned (d)	$123	$—	$123

	December 31, 2020
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$23,645	$9,266	$32,911
Serious delinquency rate (b)	2.44%	8.05%	2.82%
Past due 90 days or more and still accruing interest	$—	$14,986	$14,986
Loans on non-accrual status	$59,159	$—	$59,159
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$6,802	$1,219	$8,021
Modified loans under MPF® program	$926	$—	$926
Real estate owned (d)	$133	$—	$133

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90-days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at carrying value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

The following table summarizes deposits (in thousands):

	March 31, 2021	December 31, 2020
Interest-bearing deposits
Interest-bearing demand	$1,843,807	$1,677,526
Term (a)	—	5,000
Total interest-bearing deposits	1,843,807	1,682,526
Non-interest-bearing demand	67,739	70,437
Total deposits (b)	$1,911,546	$1,752,963

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Average	Amount	Average
	Outstanding	Interest Rate (b)	Outstanding	Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,843,807	0.03%	$1,682,526	0.26%
Non-interest-bearing deposits	67,739		70,437
Total deposits	$1,911,546		$1,752,963

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations issued by the FHLBNY and outstanding at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Consolidated obligation bonds-amortized cost	$71,502,282	$69,063,948
Hedge valuation basis adjustments	265,371	514,436
Hedge basis adjustments on de-designated hedges	130,356	132,450
FVO - valuation adjustments and accrued interest	7,603	5,464
Total Consolidated obligation bonds	$71,905,612	$69,716,298

Discount notes-amortized cost	$48,616,013	$57,642,972
Hedge value basis adjustments	31	321
FVO - valuation adjustments and remaining accretion	1,120	15,545
Total Consolidated obligation discount notes	$48,617,164	$57,658,838

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2021			December 31, 2020
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$42,994,240	0.38%	60.26%	$45,481,150	0.34%	66.00%
Over one year through two years	9,267,780	1.23	12.99	10,367,545	1.01	15.05
Over two years through three years	2,754,875	1.64	3.86	4,324,660	1.72	6.28
Over three years through four years	2,192,585	1.33	3.07	1,581,355	1.94	2.29
Over four years through five years	5,494,650	0.74	7.70	822,620	1.62	1.19
Thereafter	8,648,200	2.53	12.12	6,329,200	3.14	9.19

Total par value	71,352,330	0.85%	100.00%	68,906,530	0.84%	100.00%

Bond premiums (b)	175,874			184,084
Bond discounts (b)	(25,922)			(26,666)
Hedge valuation basis adjustments (c)	265,371			514,436
Hedge basis adjustments on de-designated hedges (d)	130,356			132,450
FVO (e) - valuation adjustments and accrued interest	7,603			5,464
Total Consolidated obligation-bonds	$71,905,612			$69,716,298

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$54,184,200	75.94%	$49,275,530	71.51%
Fixed-rate, callable	7,519,130	10.54	1,434,000	2.08
Step Up, callable	2,077,000	2.91	—	—
Floating rate, callable	250,000	0.35	—	—
Single-index floating rate	7,322,000	10.26	18,197,000	26.41

Total par value	$71,352,330	100.00%	$68,906,530	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2021	December 31, 2020

Par value	$48,619,589	$57,668,646
Amortized cost	$48,616,013	$57,642,972
Hedge value basis adjustments (a)	31	321
FVO (b) - valuation adjustments and remaining accretion	1,120	15,545
Total discount notes	$48,617,164	$57,658,838
Weighted average interest rate	0.06%	0.15%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity or next call are factors that impact hedge valuation adjustments.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments.

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2021	2020

Beginning balance	$148,827	$153,894
Additions from current period’s assessments	8,027	11,687
Net disbursements for grants and programs	(4,678)	(9,970)
Ending balance	$152,176	$155,611

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY's Class B capital stock issued and outstanding was $5.3 billion at March 31, 2021 and $5.4 billion at December 31, 2020.

Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

●	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY has a $100 million cap on membership stock per member.

●	Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount. Excess activity-based capital stock is repurchased daily.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2021		December 31, 2020
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,311,885	$7,227,795	$1,067,518	$7,279,437
Total capital-to-asset ratio	4.00%	5.55%	4.00%	5.31%
Total capital (b)	$5,211,022	$7,227,795	$5,479,855	$7,279,437
Leverage ratio	5.00%	8.32%	5.00%	7.97%
Leverage capital (c)	$6,513,778	$10,841,693	$6,849,819	$10,919,156

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

	March 31, 2021	December 31, 2020

Redemption less than one year	$116	$127
Redemption from one year to less than three years	268	293
Redemption from three years to less than five years	290	317
Redemption from five years or greater	1,977	2,254

Total	$2,651	$2,991

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2021	2020

Beginning balance	$2,991	$5,129
Capital stock subject to mandatory redemption reclassified from equity	44	—
Redemption of mandatorily redeemable capital stock (a)	(384)	(205)
Ending balance	$2,651	$4,924
Accrued interest payable (b)	$35	$79

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 5.00% for the three months ended March 31, 2021 and 6.35% for the three months ended March 31, 2020. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last date of the calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $788.7 million and $774.3 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2021 and December 31, 2020.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2021	2020

Net income	$72,209	$105,107

Net income available to stockholders	$72,209	$105,107

Weighted average shares of capital	53,067	58,591
Less: Mandatorily redeemable capital stock	(28)	(50)
Average number of shares of capital used to calculate earnings per share	53,039	58,541

Basic earnings per share	$1.36	$1.80

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2021	2020

Defined Benefit Plan	$2,500	$2,500
Benefit Equalization Plans (defined benefit and defined contribution)	2,985	1,556
Defined Contribution Plans	769	736
Postretirement Health Benefit Plan	76	61

Total retirement plan expenses	$6,330	$4,853

Benefit Equalization Plan (BEP)

The BEP restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations. The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method. Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals. The total liability is determined by projecting each person's expected plan benefits. These projected benefits are then discounted to the measurement date. Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost). There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Service cost	$496	$392
Interest cost	530	587
Amortization of unrecognized net loss	1,477	1,140
Amortization of unrecognized past service cost	174	174

Net periodic benefit cost -Defined Benefit BEP	2,677	2,293

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	308	(737)
Total	$2,985	$1,556

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Service cost (benefits attributed to service during the period)	$16	$21
Interest cost on accumulated postretirement health benefit obligation	60	78
Amortization of (gain)/loss	—	(38)
Net periodic postretirement health benefit expense/(income)	$76	$61

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	March 31, 2021	December 31, 2020
Interest rate contracts
Interest rate swaps	$119,217,946	$127,077,867
Interest rate caps	800,000	800,000
Mortgage delivery commitments	11,010	9,777
Total interest rate contracts notionals	$120,028,956	$127,887,644

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

	March 31, 2021		December 31, 2020
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$168,901	$720,331	$232,355	$913,215
Cleared derivatives	307,699	274,864	205,505	211,259
Total gross recognized amount	476,600	995,195	437,860	1,124,474
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(153,714)	(664,219)	(197,385)	(849,880)
Cleared derivatives	(274,864)	(274,864)	(203,835)	(203,835)
Total gross amounts of netting adjustments and cash collateral	(428,578)	(939,083)	(401,220)	(1,053,715)
Net amounts after offsetting adjustments and cash collateral	$48,022	$56,112	$36,640	$70,759

Uncleared derivatives	$15,187	$56,112	$34,970	$63,335
Cleared derivatives	32,835	—	1,670	7,424
Total net amounts after offsetting adjustments and cash collateral	$48,022	$56,112	$36,640	$70,759

Derivative instruments - not nettable
Uncleared derivatives (a)	$2	$104	$29	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$15,189	$56,216	$34,999	$63,336
Cleared derivatives	32,835	—	1,670	7,424

Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$48,024	$56,216	$36,669	$70,760

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$627,685	$—	$630,372	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(4,380)	—	(20,687)	—
Total net amount of non-cash collateral received or repledged	$623,305	$—	$609,685	$—
Total net exposure cash and non-cash (e)	$671,329	$56,216	$646,354	$70,760
Net unsecured amount - Represented by:
Uncleared derivatives	$10,809	$56,216	$14,312	$63,336
Cleared derivatives	660,520	—	632,042	7,424
Total net exposure cash and non-cash (e)	$671,329	$56,216	$646,354	$70,760

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At March 31, 2021, the FHLBNY posted $335.6 million in cash as settlement variation margin to FCMs. At December 31, 2020, the FHLBNY posted $732.9 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$74,932,069	$455,458	$991,997
Total derivatives in hedging relationships under ASC 815	74,932,069	455,458	991,997

Derivatives not designated as hedging instruments
Interest rate swaps	44,117,877	15,907	2,478
Interest rate caps	800,000	70	—
Mortgage delivery commitments	11,010	2	104
Other (b)	168,000	5,165	720
Total derivatives not designated as hedging instruments	45,096,887	21,144	3,302

Total derivatives before netting and collateral adjustments	$120,028,956	476,602	995,299
Netting adjustments		(333,793)	(333,793)
Cash collateral and related accrued interest		(94,785)	(605,290)
Total netting adjustments and cash collateral		(428,578)	(939,083)
Total derivative assets and total derivative liabilities		$48,024	$56,216
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$627,685
Security collateral received from counterparty(c)		(4,380)
Net security		623,305
Net exposure		$671,329

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2020
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$69,885,821	$380,504	$1,088,253
Total derivatives in hedging relationships under ASC 815	69,885,821	380,504	1,088,253

Derivatives not designated as hedging instruments
Interest rate swaps	56,304,046	35,555	34,989
Interest rate caps	800,000	44	—
Mortgage delivery commitments	9,777	29	1
Other (b)	888,000	21,757	1,232
Total derivatives not designated as hedging instruments	58,001,823	57,385	36,222

Total derivatives before netting and collateral adjustments	$127,887,644	437,889	1,124,475
Netting adjustments		(291,135)	(291,135)
Cash collateral and related accrued interest		(110,085)	(762,580)
Total netting adjustments and cash collateral		(401,220)	(1,053,715)
Total derivative assets and total derivative liabilities		$36,669	$70,760
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$630,372
Security collateral received from counterparty(c)		(20,687)
Net security		609,685
Net exposure		$646,354

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2021 and December 31, 2020.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Critical Accounting Policies and Estimates in the most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Three months ended March
	2021	2020
	Recorded in	Recorded in
	Interest	Interest
	Income/Expense	Income/Expense
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$400,953	$(1,232,796)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(396,302)	$1,224,308

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2021 and December 31, 2020, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	March 31, 2021
		Cumulative Fair Value Hedging
		Adjustment Included in the Carrying
		Amount of Hedged Items Gains (Losses)
	Carrying Amount		Discontinued
	of Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$37,349,394	$750,623	$—
Hedged AFS debt securities (a)	1,434,453	(33,341)	—
De-designated advances (b)	—	—	531
	$38,783,847	$717,282	$531
Liabilities:
Hedged consolidated obligation bonds	$33,613,396	$(265,371)	$—
Hedged consolidated obligation discount notes	1,189,420	(31)	—
De-designated consolidated obligation bonds (b)	—	—	(130,356)
	$34,802,816	$(265,402)	$(130,356)

	December 31, 2020
		Cumulative Fair Value Hedging
		Adjustment Included in the Carrying
		Amount of Hedged Items Gains (Losses)
	Carrying Amount		Discontinued
	of Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$38,275,533	$1,324,615	$—
Hedged AFS debt securities (a)	1,162,366	44,052	—
De-designated advances (b)	—	—	1,331
	$39,437,899	$1,368,667	$1,331
Liabilities:
Hedged consolidated obligation bonds	$20,639,825	$(514,436)	$—
Hedged consolidated obligation discount notes	7,583,549	(321)	—
De-designated consolidated obligation bonds (b)	—	—	(132,450)
	$28,223,374	$(514,757)	$(132,450)

(a)

Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.

(b)

At March 31, 2021, par amounts of de-designated advances were $0.5 billion, and par amount of de-designated CO bonds were $2.8 billion. At December 31, 2020, par amounts of de-designated advances were $1.2 billion; par amounts of de-designated CO bonds were approximately $1.5 billion; par amounts of de-designated CO discount notes were approximately $0.1 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
Three months ended March 31, 2021
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(367)	$—	$82,494	$82,861

Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
Three months ended March 31, 2020
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(273)	$—	$(153,105)	$(152,832)

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to LIBOR. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.5 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

Economic Hedges

FHLBNY often uses economic hedges when hedge accounting would be too complex or operationally burdensome. Derivatives that are economic hedges are carried at fair value, with changes in value included in Other income (loss), a line item, which is below Net interest income. For hedges that either do not meet the ASC 815 hedging criteria or for which management decides not to apply ASC 815 hedge accounting, the derivative is recorded at fair value on the balance sheet with the associated changes in fair value recorded in earnings, while the "hedged" instrument continues to be carried at amortized cost. Therefore, current earnings are affected by the interest rate shifts and other factors that cause a change in the swap's value, but for which no offsetting change in value is recorded on the hedged instrument. Economic hedges are an acceptable hedging strategy under the FHLBNY's risk management program, and the strategies comply with the Finance Agency's regulatory requirements prohibiting speculative use of derivatives.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended March 31,
	2021 (a)	2020 (a)
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(3,923)	$(164,134)
Caps	27	89
Mortgage delivery commitments	(413)	(125)
Total gains (losses) on derivatives in economic hedges	$(4,309)	$(164,170)

(a)	Valuation changes and accrued interest on the swaps (also referred to as swap interest settlement) on derivatives not eligible for hedge accounting under ASC 815 continue to be reported in Other income (loss) in the Statements of income, and total derivative gains (losses) in the table above will reconcile to the line item – “Derivative gains (losses)” in Other income in the Statements of Income.

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2021
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$2,282,815	$2,282,815	$2,282,815	$—	$—	$—
Interest-bearing deposits	675,000	675,001	—	675,001	—	—
Federal funds sold	8,511,000	8,511,003	—	8,511,003	—	—
Trading securities	9,582,233	9,582,233	9,580,085	2,148	—	—
Equity Investments	86,358	86,358	86,358	—	—	—
Available-for-sale securities	3,618,298	3,618,298	—	3,618,298	—	—
Held-to-maturity securities	12,366,207	12,843,568	—	11,664,108	1,179,460	—
Advances	90,072,485	90,309,543	—	90,309,543	—	—
Mortgage loans held-for-portfolio, net	2,710,840	2,778,673	—	2,778,673	—	—
Accrued interest receivable	166,995	166,995	—	166,995	—	—
Derivative assets	48,024	48,024	—	476,602	—	(428,578)
Other financial assets	123	123	—	—	123	—
Liabilities
Deposits	1,911,546	1,911,548	—	1,911,548	—	—
Consolidated obligations
Bonds	71,905,612	72,412,534	—	72,412,534	—	—
Discount notes	48,617,164	48,618,952	—	48,618,952	—	—
Mandatorily redeemable capital stock	2,651	2,651	2,651	—	—	—
Accrued interest payable	122,271	122,271	—	122,271	—	—
Derivative liabilities	56,216	56,216	—	995,299	—	(939,083)
Other financial liabilities	30,477	30,477	30,477	—	—	—

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2020
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$1,896,155	$1,896,155	$1,896,155	$—	$—	$—
Interest-bearing deposits	685,000	685,002	—	685,002	—	—
Securities purchased under agreements to resell	4,650,000	4,649,989	—	4,649,989	—	—
Federal funds sold	6,280,000	6,279,989	—	6,279,989	—	—
Trading securities	11,742,965	11,742,965	11,740,801	2,164	—	—
Equity Investments	80,369	80,369	80,369	—	—	—
Available-for-sale securities	3,435,945	3,435,945	—	3,435,945	—	—
Held-to-maturity securities	12,873,646	13,529,181	—	12,345,026	1,184,155	—
Advances	92,067,104	92,315,784	—	92,315,784	—	—
Mortgage loans held-for-portfolio, net	2,899,712	3,002,883	—	3,002,883	—	—
Accrued interest receivable	189,454	189,454	—	189,454	—	—
Derivative assets	36,669	36,669	—	437,889	—	(401,220)
Other financial assets	133	133	—	—	133	—
Liabilities
Deposits	1,752,963	1,752,974	—	1,752,974	—	—
Consolidated obligations
Bonds	69,716,298	70,610,339	—	70,610,339	—	—
Discount notes	57,658,838	57,663,523	—	57,663,523	—	—
Mandatorily redeemable capital stock	2,991	2,991	2,991	—	—	—
Accrued interest payable	117,982	117,982	—	117,982	—	—
Derivative liabilities	70,760	70,760	—	1,124,475	—	(1,053,715)
Other financial liabilities	32,378	32,378	32,378	—	—	—

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

These two types of inputs have created the following fair value hierarchy, and an entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis:

●	Level 1 Inputs — Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

●	Level 2 Inputs — Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and volatilities).
●	Level 3 Inputs — Inputs that are unobservable and significant to the valuation of the asset or liability.

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities classified as available-for-sale - The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2021 and December 31, 2020. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Fair values of Mortgage-backed securities deemed impaired - When a PLMBS is deemed to be impaired, it is recorded at fair value. The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable. Historically, impairments have been de minimis. The portfolio of PLMBS has declined as the FHLBNY has ceased acquiring PLMBS.

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

Advances elected under the FVO - When the FHLBNY elects the FVO designation for certain advances, the advances are recorded at their fair values in the Statements of Condition. The fair values are computed using standard option valuation models. The most significant inputs to the valuation model are (1) Consolidated obligation debt curve (CO Curve), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities. Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

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

The inputs used to determine fair value of advances elected under the FVO are as follows:

●	CO Curve. The FHLBNY uses the CO Curve, which represents its cost of funds, as an input to estimate the fair value of advances, and to determine current advance rates. This input is considered market observable and therefore a Level 2 input.
●	Volatility assumption. To estimate the fair value of advances with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. This input is considered a Level 2 input as it is market based and market observable.
●	Spread adjustment. Adjustments represent the FHLBNY’s mark-up based on its pricing strategy. The input is considered as unobservable and is classified as a Level 3 input. The spread adjustment is not a significant input to the overall fair value of an advance.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models. The FHLBNY’s internal valuation models use the following inputs:

●	CO Curve and LIBOR Swap Curve. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.
●	Volatility assumptions. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2021 and December 31, 2020.

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

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:

Interest-rate related:

●	LIBOR Swap Curve.
●	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
●	Prepayment assumption (if applicable).
●	Federal funds curve (FF/OIS curve).
●	SOFR curve (SOFR/OIS)

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2021 and December 31, 2020.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2021 and December 31, 2020, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
Corporate notes	$2,148	$—	$2,148	$—	$—
U.S. Treasury securities	9,580,085	9,580,085	—	—	—
Equity Investments	86,358	86,358	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	3,618,298	—	3,618,298	—	—
Derivative assets (a)
Interest-rate derivatives	48,022	—	476,600	—	(428,578)
Mortgage delivery commitments	2	—	2	—	—

Total recurring fair value measurement - Assets	$13,334,913	$9,666,443	$4,097,048	$—	$(428,578)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(2,449,831)	$—	$(2,449,831)	$—	$—
Bonds (to the extent FVO is elected) (b)	(15,857,603)	—	(15,857,603)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(56,112)	—	(995,195)	—	939,083
Mortgage delivery commitments	(104)	—	(104)	—	—

Total recurring fair value measurement - Liabilities	$(18,363,650)	$—	$(19,302,733)	$—	$939,083

	December 31, 2020
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
Corporate notes	$2,164	$—	$2,164	$—	$—
U.S. Treasury securities	11,740,801	11,740,801	—	—	—
Equity Investments	80,369	80,369	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	3,435,945	—	3,435,945	—	—
Derivative assets(a)
Interest-rate derivatives	36,640	—	437,860	—	(401,220)
Mortgage delivery commitments	29	—	29	—	—

Total recurring fair value measurement - Assets	$15,295,948	$11,821,170	$3,875,998	$—	$(401,220)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(7,133,755)	$—	$(7,133,755)	$—	$—
Bonds (to the extent FVO is elected) (b)	(16,580,464)	—	(16,580,464)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(70,759)	—	(1,124,474)	—	1,053,715
Mortgage delivery commitments	(1)	—	(1)	—	—

Total recurring fair value measurement - Liabilities	$(23,784,979)	$—	$(24,838,694)	$—	$1,053,715

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Total non-recurring assets at fair value	$657	$—	$657	$—

	During the period ended December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$1,671	$—	$1,671	$—
Total non-recurring assets at fair value	$1,671	$—	$1,671	$—

Mortgage loans and REO — The FHLBNY measured and recorded certain impaired mortgage loans and REO (foreclosed properties) on a non-recurring basis. These assets were subject to fair value adjustments in certain circumstances at the occurrence of the events during the periods in this report. Impaired loans were primarily loans that were delinquent for 180 days or more, partially charged-off, with the remaining loans recorded at their collateral values at the dates the loans were charged off. Fair value adjustments on the impaired loans and real estate owned assets were based primarily on broker price opinions.

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended March 31, 2021 and December 31, 2020, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2021 and December 31, 2020.

As with all advances, when advances are elected under the FVO, they are also fully collateralized through their terms to maturity. We consider our Consolidated obligation debt as high credit-quality, highly rated instruments, and changes in fair values are generally related to changes in interest rates and investor preference, including investor asset allocation strategies. The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the recent past periods, and no adverse changes have been observed in their credit characteristics.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2021
	Bonds	Discount Notes
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(4,950,000)	(1,249,392)
Maturities and terminations	5,675,000	5,918,892
Net gains (losses) on financial instruments held under fair value option	(1,597)	1,659
Change in accrued interest/unaccreted balance	(542)	12,765
Balance, end of the period	$(15,857,603)	$(2,449,831)

	December 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(19,375,000)	(23,818,753)
Maturities and terminations	14,867,000	18,883,387
Net gains (losses) on financial instruments held under fair value option	2,069	(1,946)
Change in accrued interest/unaccreted balance	59,510	(9,840)
Balance, end of the period	$(16,580,464)	$(7,133,755)

	March 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(800,000)	(15,849,370)
Maturities and terminations	8,292,000	—
Net gains (losses) on financial instruments held under fair value option	(4,058)	(17,896)
Change in accrued interest/unaccreted balance	39,216	(14,346)
Balance, end of the period	$(4,606,885)	$(18,068,215)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2021
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(5,553)	$(1,597)	$(7,150)
Consolidated obligation discount notes	(3,303)	1,659	(1,644)
	$(8,856)	$62	$(8,794)

	Three months ended
	March 31, 2020
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(37,090)	$(4,058)	$(41,148)
Consolidated obligation discount notes	(14,326)	(17,896)	(32,222)
	$(51,416)	$(21,954)	$(73,370)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	March 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$15,850,000	$15,857,603	$7,603
Consolidated obligation discount notes (c)	2,448,710	2,449,831	1,121
	$18,298,710	$18,307,434	$8,724

	December 31, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$16,575,000	$16,580,464	$5,464
Consolidated obligation discount notes (c)	7,118,211	7,133,755	15,544
	$23,693,211	$23,714,219	$21,008

	March 31, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,575,000	$4,606,885	$31,885
Consolidated obligation discount notes (c)	18,032,215	18,068,215	36,000
	$22,607,215	$22,675,100	$67,885

(a)	Advances – No advances elected under the FVO were outstanding at March 31, 2021, December 31, 2020 and March 31, 2020. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.7 trillion as of March 31, 2021 and December 31, 2020.

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

The following table summarizes contractual obligations and contingencies as of March 31, 2021 (in thousands):

	March 31, 2021
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$42,994,240	$12,022,655	$7,687,235	$8,648,200	$71,352,330
Consolidated obligation discount notes at par	48,619,589	—	—	—	48,619,589
Mandatorily redeemable capital stock (a)	116	268	290	1,977	2,651
Premises (lease obligations) (b)	6,939	15,793	16,229	60,050	99,011
Remote backup site	701	1,351	105	—	2,157
Other liabilities (c)	80,463	11,925	9,502	84,909	186,799

Total contractual obligations	91,702,048	12,051,992	7,713,361	8,795,136	120,262,537

Other commitments
Standby letters of credit (d)	20,459,331	164,703	100	—	20,624,134
Consolidated obligation bonds/discount notes traded not settled	2,105,000	—	—	—	2,105,000
Commitments to fund pension	10,000	—	—	—	10,000
Open delivery commitments (MPF and MAP)	11,010	—	—	—	11,010

Total other commitments	22,585,341	164,703	100	—	22,750,144

Total obligations and commitments	$114,287,389	$12,216,695	$7,713,461	$8,795,136	$143,012,681

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members' asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Effective January 1, 2020, we adopted the framework for credit losses under ASU 2016-13 (Topic 326); adoption did not result in a recognition of credit losses on off-balance sheet arrangements as of January 1, 2020 or periods in this report.

Operating Lease Commitments

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statement of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At March 31, 2021 and December 31, 2020, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of income. ROU and lease liabilities are reported in the Statements of condition.

The following tables provide summarized information on our leases (dollars in thousands):

	March 31, 2021	December 31, 2020
Operating Leases (a)
Right-of-use assets	$69,472	$70,733
Lease Liabilities	$83,130	$84,475

	Three months ended March 31,
	2021		2020
Operating Lease Expense	$1,952		$1,940
Operating cash flows - Cash Paid	$2,037		$1,895

	March 31, 2021		December 31, 2020
Weighted Average Discount Rate	3.30%		3.29%
Weighted Average Remaining Lease Term	11.77	Years	12.01	Years

	Remaining maturities through
Operating lease liabilities	March 31, 2021	December 31, 2020
Remainder of 2021	$6,111	$8,148
2022	8,246	8,246
2023	8,615	8,615
2024	8,298	8,297
2025	8,088	8,088
Thereafter	61,798	61,798
Total undiscounted lease payments	101,156	103,192
Imputed interest	(18,026)	(18,717)
Total operating lease liabilities	$83,130	$84,475

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from FHLB Boston. No debt was assumed from another FHLBank in the three months ended March 31, 2020.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2021 and in the same period in the prior year.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $5.7 million at March 31, 2021 and $6.0 million at December 31, 2020.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million for the three months ended March 31, 2021, compared to $0.7 million for the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with impairment analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At March 31, 2021 and December 31, 2020, outstanding notional amounts were $84.0 million and $444.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the three months ended March 31, 2021. In the three months ended March 31, 2020, overnight loans extended to other FHLBanks averaged $8.2 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three months ended March 31, 2021 and March 31, 2020.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At March 31, 2021 and December 31, 2020, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at March 31, 2021 and December 31, 2020, and transactions for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2021	December 31, 2020
	Related	Related
Assets
Advances	$90,072,485	$92,067,104
Accrued interest receivable	82,191	89,604

Liabilities and capital
Deposits	$1,911,546	$1,752,963
Mandatorily redeemable capital stock	2,651	2,991
Accrued interest payable	35	45
Affordable Housing Program (a)	152,176	148,827
Other liabilities (b)	30,477	32,378

Capital	$7,237,995	$7,256,699

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2021	2020
	Related	Related
Interest income
Advances	$139,828	$464,565
Interest-bearing deposits	—	1
Loans to other FHLBanks	—	33

Interest expense
Deposits	$106	$3,228
Mandatorily redeemable capital stock	34	79

Service fees and other	$4,198	$4,700

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at March 31, 2021, December 31, 2020 and March 31, 2020 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	March 31, 2021
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	17.07%	$39,252	21.65%
Metropolitan Tower Life Insurance Company	New York	NY	955,000	1.07	1,238	0.68
Subtotal MetLife,Inc.			16,200,000	18.14	40,490	22.33
Citibank, N.A.	New York	NY	14,900,000	16.68	24,166	13.33
New York Community Bank	Westbury	NY	14,302,661	16.01	52,795	29.12
Equitable Financial Life Insurance Company	New York	NY	10,216,615	11.44	15,791	8.71
Investors Bank (b)	New York	NY	3,000,000	3.36	8,158	4.50
Signature Bank	New York	NY	2,764,245	3.09	7,562	4.17
HSBC Bank USA, National Association	New York	NY	2,750,000	3.08	7,746	4.27
Valley National Bank (b)	Short Hills	NJ	2,436,290	2.73	8,813	4.86
New York Life Insurance Company	Wayne	NJ	2,325,000	2.60	14,081	7.77
Teachers Ins. & Annuity Assoc of America	Newark	NJ	1,903,400	2.13	1,694	0.94
Total			$70,798,211	79.26%	$181,296	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At March 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2020
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	16.80%	$211,797	19.03%
Metropolitan Tower Life Insurance Company	New York	NY	955,000	1.05	3,176	0.28
Subtotal MetLife, Inc.			16,200,000	17.85	214,973	19.31
Citibank, N.A.	New York	NY	14,900,000	16.42	280,084	25.16
New York Community Bank (b)	Westbury	NY	14,627,661	16.12	233,915	21.01
Equitable Financial Life Insurance Company (c)	New York	NY	6,890,415	7.60	77,739	6.98
HSBC Bank USA, National Association	New York	NY	4,250,000	4.69	41,663	3.74
New York Life Insurance Company	New York	NY	3,250,000	3.58	68,611	6.16
Signature Bank	New York	NY	2,839,245	3.13	54,832	4.93
Investors Bank (b)	Short Hills	NJ	2,668,000	2.94	61,501	5.53
Valley National Bank (b)	Wayne	NJ	2,588,059	2.85	49,770	4.47
Prudential Insurance Company of America	Newark	NJ	2,517,125	2.77	30,158	2.71
Total			$70,730,505	77.95%	$1,113,246	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2020, an officer of this member bank also served on the Board of Directors of the FHLBNY.
(c)	AXA Equitable Life Insurance Company changed name to Equitable Financial Life Insurance Company in second quarter of 2020.

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

Note 22.Subsequent Events.

As summarized in Recently Adopted Accounting Standards under Note 2. Financial Accounting Standards Board (“FASB”) Standards Issued, amendments to Topic 848 Reference Rate Reform allows a one-time election to sell, transfer, or both sell and transfer LIBOR-indexed debt securities classified as held-to-maturity. In May 2021, we reclassified $1.6 billion of LIBOR-indexed held-to-maturity securities to available-for-sale classification to streamline the transition to SOFR.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 19, 2021 (the “2020 Annual Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

●	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
●	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
●	the Bank’s expectations relating to future balance sheet growth;
●	the LIBOR interest rate transition to other alternatives;
●	the Bank’s targets under the Bank’s retained earnings plan;
●	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and
●	the Bank’s statements related to reform legislation, including without limitation, housing, government-sponsored enterprise or COVID-19 pandemic legislation.

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of our 2020 Annual Report, and the risks set forth below:

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	70-71
1.1	Financial Condition	72
1.2	Overview of LIBOR-indexed Instruments Outstanding	75
2.1 - 2.8	Advances	76-80
3.1 - 3.8	Investments	81-85
4.1 - 4.3	Mortgage Loans	86-87
5.1 - 5.11	Consolidated Obligations	88-93
6.1 - 6.4	Capital	93-96
7.1	Derivatives	97
8.1 - 8.3	Liquidity	99-100
8.4	Short Term Debt	102
9.1 - 9.11	Results of Operations	103-112
10.1	Assessments	113

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent 2020 Form 10-K filed on March 19, 2021.

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

COVID-19 and Business Continuity. We continue to operate our business and serve our members remotely. We are monitoring conditions and are developing a phased approach to reopening our offices based on regional indicators of infection positivity rates and will continue to operate in compliance with all applicable laws and regulations. For more information about our business continuity plans and posture with respect to COVID-19, see our most recent Form 10-K filed on March 19, 2021.

First Quarter 2021 Financial Results

Net income — Net income for the 2021 first quarter was $72.2 million, a decrease of $32.9 million, or 31.3% compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between costing yields on debt, and the yields earned on advances, mortgage-backed securities, and other investments. Interest rates remain very low, adversely impacting net interest income. Non-interest income declined by $40.3 million compared with the first quarter of 2020, driven primarily by a decline on the fair values of derivatives and interest accruals on economic hedges.

Net Interest Income — Our 2021 first quarter net interest income was $158.5 million compared to $152.8 million in prior year first quarter. While average interest-earning balance sheet was $135.6 billion in the 2021 first quarter, compared to $156.4 billion in the prior year first quarter, Net interest margin in the current year first quarter benefitted from lower cost of funding and incremental income from prepayment fees received on advances and mortgage-backed-securities. Net interest income was potentially constrained by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven up pricing and limited the opportunities for acquiring investments that met our risk/reward targets. Spreads remained very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs. We adapted to the declining spread environment and declining requirements for liquidity by targeting lower inventories of overnight investments, while continuing to meet our liquidity metrics.

Other income (loss) — Other income (loss) reported a loss of $32.6 million in first quarter of 2021 compared to a gain of $7.7 million in first quarter of 2020. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In the current year period, FVO instruments reported valuation gains of less than $100.0 thousand; bonds designated as FVO were newly issued and valuations remained near to par; discount notes elected under the FVO were close to maturity and valuations were near to par. In the prior year period, FVO instruments reported fair value losses of $22.0 million.

●	Derivative activities reported a net expense in Other income of $4.3 million in the current year period, compared to net expense of $164.2 million in the prior year period. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $27.4 million in the first quarter of 2021, compared to net fair value losses of $163.3 million in the first quarter of 2020. These fair value gains in the current year period and losses in the prior year period largely offset the marked-to-market valuation volatility of the portfolio of U.S Treasury securities held for liquidity. Swap interest accruals on standalone swaps were charges to Other income of $28.6 million in the first quarter of 2021 and $10.4 million in the first quarter of 2020.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $34.8 million in the first quarter of 2021 and gains of $197.3 million in the first quarter of 2020. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net marked-to-market gains of $2.3 million in current year period, compared to a loss of $8.1 million in the prior year period.

Other expenses were $47.0 million in the first quarter of 2021, compared to $43.6 million in the first quarter of 2020. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Compensation and benefits expenses were up $1.0 million due to addition of staff to design and execute on our long-term technology enhancement plans. Payments for our share of expenses assessed by the Office of Finance and the Federal Housing Finance Agency were up $1.2 million.

Affordable Housing Program Assessments (AHP) allocated from Net income were $8.0 million in the first quarter of 2021, compared to $11.7 million in the first quarter of 2020. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend $1.26 per share (5.00% annualized) was paid in the first quarter of 2021, compared to $1.60 per share (6.35% annualized) in the first quarter of 2020.

Financial Condition — March 31, 2021 compared to December 31, 2020

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets declined to $130.3 billion at March 31, 2021 from $137.0 billion at December 31, 2020, a decrease of $6.7 billion, or 4.9%.

Cash at banks was $2.3 billion at March 31, 2021, compared to $1.9 billion at December 31, 2020.

Liquidity investments — Money market investments at March 31, 2021 were $8.5 billion in federal funds sold. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at March 31, 2021 and December 31, 2020, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $9.6 billion and $11.7 billion at March 31, 2021 and December 31, 2020, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at March 31, 2021 and December 31, 2020 included $3.6 billion and $3.4 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Tables 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at March 31, 2021 to $89.3 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 5.2% to $12.2 billion at March 31, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, increased by 8.5% to $18.5 billion at March 31, 2021, compared to $17.1 billion at December 31, 2020. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $265.9 million and $281.3 million at March 31, 2021 and December 31, 2020, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.4 billion and $3.2 billion at March 31, 2021 and December 31, 2020, respectively.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.3 billion and $11.8 billion at March 31, 2021 and December 31, 2020. Investments in PLMBS were less than 1% of the HTM portfolio.

Housing finance agency bonds, primarily New York and New Jersey, were carried as HTM securities at an amortized cost basis of $1.1 billion at March 31, 2021 and at December 31, 2020.

No allowance for credit losses were deemed necessary for GSE-issued investments. At March 31, 2021 and December 31, 2020, the allowance for credit losses was $0.2 million and $0.3 million on private-label MBS. The allowance for credit losses on housing finance agency bonds was $0.7 million at March 31, 2021 and December 31, 2020.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $86.4 million and $80.4 million at March 31, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP®) loans. As of March 2021, the new MAP mortgage loan program became our only mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $2.7 billion at March 31, 2021, a decrease of $0.2 billion from the balance at December 31, 2020. Unpaid principal balance of MAP loans stood at $19.1 million at March 31, 2021.

Historically, credit performance has been strong in the MPF portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2021 were slightly lower than December 31, 2020. Allowance for credit losses decreased to $5.7 million at March 31, 2021, compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At March 31, 2021, actual risk-based capital was $7.2 billion, compared to required risk-based capital of $1.3 billion. To support $130.3 billion of total assets at March 31, 2021, the minimum required total capital was $5.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.2 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At March 31, 2021 balance sheet leverage (based on U.S. GAAP) was 18.0 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) — Central banks and regulators in a number of major jurisdictions have convened working groups to build consensus as to the timing and operational processes for implementing “Risk Free Rates” that will replace LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR.

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

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2. Financial Accounting Standards Board (“FASB”) Standards Issued.

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates, and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Critical Accounting Policies and Estimates in this Form 10-Q and in the 2020 Form 10-K filed on March 19, 2021.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2021	2020	2020	2020	2020

Investments (a)	$34,839	$39,748	$41,518	$41,440	$42,385
Advances	90,072	92,067	106,216	113,789	136,151
Mortgage loans held-for-portfolio, net (b)	2,711	2,900	3,054	3,165	3,210
Total assets	130,276	136,996	151,694	158,872	182,733
Deposits and borrowings	1,912	1,753	1,810	1,590	1,703
Consolidated obligations, net
Bonds	71,906	69,716	71,742	59,032	81,089
Discount notes	48,617	57,659	69,710	89,500	90,250
Total consolidated obligations	120,523	127,375	141,452	148,532	171,339
Mandatorily redeemable capital stock	3	3	3	4	5
AHP liability	152	149	158	159	156
Capital
Capital stock	5,314	5,367	5,996	6,334	7,313
Retained earnings
Unrestricted	1,123	1,135	1,136	1,150	1,108
Restricted	788	774	754	734	706
Total retained earnings	1,911	1,909	1,890	1,884	1,814
Accumulated other comprehensive income (loss)	13	(20)	(47)	(80)	(125)
Total capital	7,238	7,256	7,839	8,138	9,002
Equity to asset ratio (c)(j)	5.56%	5.30%	5.17%	5.12%	4.93%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2021	2020	2020	2020	2020

Investments (a)	$42,043	$42,586	$43,571	$44,504	$49,984
Advances	90,458	98,086	110,391	125,320	102,777
Mortgage loans held-for-portfolio, net	2,806	2,986	3,105	3,201	3,201
Total assets	136,463	144,908	158,471	174,578	157,442
Interest-bearing deposits and other borrowings	1,604	1,619	1,485	1,471	1,193
Consolidated obligations, net
Bonds	68,601	71,740	63,601	73,182	83,985
Discount notes	57,621	62,464	83,653	89,559	63,399
Total consolidated obligations	126,222	134,204	147,254	162,741	147,384
Mandatorily redeemable capital stock	3	3	5	4	5
AHP liability	149	154	156	157	154
Capital
Capital stock	5,304	5,635	6,179	6,854	5,854
Retained earnings
Unrestricted	1,122	1,128	1,135	1,114	1,099
Restricted	779	762	741	717	692
Total retained earnings	1,901	1,890	1,876	1,831	1,791
Accumulated other comprehensive income (loss)	(1)	(33)	(67)	(114)	(56)
Total capital	7,204	7,492	7,988	8,571	7,589

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended
(dollars in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
(except earnings and dividends per share, and headcount)	2021	2020	2020	2020	2020
Net income	$72	$98	$101	$138	$105
Net interest income (d)	159	190	180	230	153
Dividends paid in cash (e)	70	79	95	86	88
AHP expense	8	11	11	15	12
Return on average equity (f)(g)(j)	4.06%	5.23%	5.04%	6.45%	5.57%
Return on average assets (g)(j)	0.21%	0.27%	0.25%	0.32%	0.27%
Other non-interest income (loss)	(33)	(22)	(14)	(23)	8
Operating expenses (h)	38	53	40	40	37
Finance Agency and
Office of Finance expenses	6	5	5	4	5
Total other expenses (k)	47	61	51	51	44
Operating expenses ratio (g)(i)(j)	0.11%	0.14%	0.10%	0.09%	0.09%
Earnings per share	$1.36	$1.76	$1.64	$2.02	$1.80
Dividends per share	$1.26	$1.28	$1.39	$1.47	$1.60
Headcount (Full/part time) (l)	353	354	351	346	344

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses on mortgage loans were $5.7 million, $7.1 million, $9.1 million, $6.5 million and $3.5 million for the periods ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020.

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
(l)

Head count at March 31, 2021 has increased compared to the same period in the prior year for strategizing and executing the implementation of multiple, multi-year projects designed to modernize and streamline our technology systems and technology infrastructures.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2021	December 31, 2020	dollar amount	percentage
Assets
Cash and due from banks	$2,282,815	$1,896,155	$386,660	20.39%
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	—	4,650,000	(4,650,000)	(100.00)
Federal funds sold	8,511,000	6,280,000	2,231,000	35.53
Trading securities	9,582,233	11,742,965	(2,160,732)	(18.40)
Equity Investments	86,358	80,369	5,989	7.45
Available-for-sale securities	3,618,298	3,435,945	182,353	5.31
Held-to-maturity securities	12,366,207	12,873,646	(507,439)	(3.94)
Advances	90,072,485	92,067,104	(1,994,619)	(2.17)
Mortgage loans held-for-portfolio	2,710,840	2,899,712	(188,872)	(6.51)
Loans to other FHLBanks	—	—	—	NM
Accrued interest receivable	166,995	189,454	(22,459)	(11.85)
Premises, software, and equipment	77,082	77,628	(546)	(0.70)
Operating lease right-of-use assets	69,472	70,733	(1,261)	(1.78)
Derivative assets	48,024	36,669	11,355	30.97
Other assets	8,751	11,003	(2,252)	(20.47)
Total assets	$130,275,560	$136,996,383	$(6,720,823)	(4.91)%

Liabilities
Deposits
Interest-bearing demand	$1,843,807	$1,677,526	$166,281	9.91%
Non-interest-bearing demand	67,739	70,437	(2,698)	(3.83)
Term	—	5,000	(5,000)	(100.00)
Total deposits	1,911,546	1,752,963	158,583	9.05
Consolidated obligations
Bonds	71,905,612	69,716,298	2,189,314	3.14
Discount notes	48,617,164	57,658,838	(9,041,674)	(15.68)
Total consolidated obligations	120,522,776	127,375,136	(6,852,360)	(5.38)
Mandatorily redeemable capital stock	2,651	2,991	(340)	(11.37)

Accrued interest payable	122,271	117,982	4,289	3.64
Affordable Housing Program	152,176	148,827	3,349	2.25
Derivative liabilities	56,216	70,760	(14,544)	(20.55)
Other liabilities	186,799	186,550	249	0.13
Operating lease liabilities	83,130	84,475	(1,345)	(1.59)
Total liabilities	123,037,565	129,739,684	(6,702,119)	(5.17)
Capital	7,237,995	7,256,699	(18,704)	(0.26)
Total liabilities and capital	$130,275,560	$136,996,383	$(6,720,823)	(4.91)%

NM — Not meaningful.

Balance Sheet overview March 31, 2021 and December 31, 2020

Total assets declined to $130.3 billion at March 31, 2021 from $137.0 billion at December 31, 2020, a decrease of $6.7 billion, or 4.9%.

Cash at banks was $2.3 billion at March 31, 2021, compared to $1.9 billion at December 31, 2020.

Money market investments at March 31, 2021 were $8.5 billion in federal funds sold and no overnight resale agreements. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Federal funds sold averaged $11.6 billion, $8.8 billion and $9.2 billion in the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively. Resale agreements averaged $2.3 billion, $4.1 billion and $7.2 billion in the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at March 31, 2021 and December 31, 2020, respectively.

Advances — Par balances decreased at March 31, 2021 to $89.3 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 5.2% to $12.2 billion at March 31, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, increased by 8.5% to $18.5 billion at March 31, 2021, compared to $17.1 billion at December 31, 2020.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). The heavy concentration of GSE and Agency issued (GSE-issued) securities, and a declining balance of private-label MBS, less than 1%, is our investment profile.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $265.9 million and $281.3 million at March 31, 2021 and December 31, 2020. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.4 billion and $3.2 billion at March 31, 2021 and December 31, 2020. We acquired $321.0 million of fixed-rate GSE-issued MBS in the first quarter of 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.3 billion and $11.8 billion at March 31, 2021 and December 31, 2020. Investments in PLMBS were less than 1% of the HTM portfolio. We acquired $169.0 million of fixed-rate GSE-issued MBS in the first quarter of 2021.

Housing finance agency bonds, primarily New York and New Jersey, were carried as HTM securities at an amortized cost basis of $1.1 billion at March 31, 2021 and at December 31, 2020. There were no new acquisitions in the 2021 and 2020 quarterly periods.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At March 31, 2021, trading investments were $9.6 billion in U.S. Treasury securities and $2.1 million in Ambac corporate notes. We acquired $700.0 million of U.S. Treasury securities in the first quarter 2021. In the 2020 period, we acquired $1.3 billion of U.S. Treasury securities; proceeds from sales were $1.5 billion at a gain of $8.8 million. At December 31, 2020, trading investments were $11.7 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $86.4 million and $80.4 million at March 31, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $2.7 billion at March 31, 2021, a decrease of $0.2 billion from the balance at December 31, 2020. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $19.1 million at March 31, 2021, an increase of $18.8 million from the balance at December 31, 2020. Paydowns in the three months ended March 31, 2021 were $244.6 million, compared to $108.1 million in the prior year same period. Acquisitions in the three months ended March 31, 2021 were $58.6 million, compared to $149.1 million in the prior year same period. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2021 were slightly lower than December 31, 2020. Allowance for credit losses decreased to $5.7 million at March 31, 2021, compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At March 31, 2021, actual risk-based capital was $7.2 billion, compared to required risk-based capital of $1.3 billion. To support $130.3 billion of total assets at March 31, 2021, the minimum required total capital was $5.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.2 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2021 balance sheet leverage (based on U.S. GAAP) was 18.0 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2021 included $2.3 billion as demand cash balances at the FRBNY, $8.5 billion in short-term and overnight investments in the federal funds and the repo markets, and $3.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

Replacement of London Interbank Offered Rates (LIBOR) — We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR in a planned and thoughtful manner and are confident our approach will ensure an efficient transition.

Central banks and regulators in a number of major jurisdictions have convened working groups to reach consensus on the timing and operational adoption processes to implement the elected risk free rates (RFR) that will replace LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. On March 5, 2021 the ICE Benchmark Administration’s announcement to extend the cessation date for certain critical U.S. dollar LIBOR indexes have provided us with additional time to plan the transition and we have updated our plans. The IBA had previously released a consultation on its intent to cease the publication of U.S. dollar settings following their publication on December 31, 2021. For more information, see the Bank’s most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

The following data provides an overview of LIBOR-indexed instruments outstanding at March 31, 2021 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	March 31, 2021
LIBOR indexed Derivatives (notionals)	$11,691,694
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$3,553,306
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$900,440
LIBOR indexed Variable-rate Other securities (UPB)	$—
Variable-rate Advances	$1,165,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding at March 31, 2021 and December 31, 2020 were $90.1 billion and $92.1 billion. Carrying values included cumulative hedging basis adjustment gains of $751.2 million and $1.3 billion at March 31, 2021 and December 31, 2020. For more information about basis adjustments, see Table 2.6 Advances by Maturity and Yield Type in this MD&A.

Table 2.1    Advance Trends

Advance Trends
200
180
160
140
120
100
80
60
40
20
-
Total Assets
$130.3
Advances par amounts
$89.3
Mar
Jun
Sept
Dec
Mar
Jun
Sept
Dec
Mar
2019
2020
2021
(in billions)

Member demand for advance products

Par amount of advances outstanding was $89.3 billion at March 31, 2021, down from $90.7 billion at December 31, 2020, $104.6 billion at September 30, 2020, $112.0 billion at June 30, 2020, $134.4 billion at March 31, 2020 and $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by the COVID-19 pandemic. In the 2020 fourth quarter, the same larger member banks that had borrowed short-term advances in March 2020 were prepaying advances or not rolling over certain short-term borrowings at maturity.

Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part I, Item 1A. Risk Factors in our most recent Form 10-K filed on March 19, 2020.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$18,505,467	20.72%	$17,050,467	18.79%
Fixed Rate Advances	52,851,312	59.17	54,632,262	60.21
Short-Term Advances	12,211,006	13.67	12,883,629	14.20
Mortgage Matched Advances	155,391	0.17	176,373	0.19
Overnight & Line of Credit (OLOC) Advances	676,904	0.76	678,438	0.75
All other categories	4,921,252	5.51	5,319,990	5.86

Total par value	89,321,332	100.00%	90,741,159	100.00%
Hedge valuation basis adjustments	751,153		1,325,945

Total	$90,072,485		$92,067,104

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

The following table summarizes pledged collateral at March 31, 2021 and December 31, 2020 (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
March 31, 2021	$89,321,332	$20,749,722	$110,071,054	$323,914,847	$60,181,057	$384,095,904
December 31, 2020	$90,741,159	$20,247,993	$110,989,152	$324,273,676	$56,685,358	$380,959,034

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
March 31, 2021	$61,009,475	$323,086,429	$384,095,904
December 31, 2020	$57,601,060	$323,357,974	$380,959,034

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$70,812,365	79.28%	$73,687,192	81.21%
Variable-rate (b)	18,508,967	20.72	17,053,967	18.79
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	—	—

Total par value	89,321,332	100.00%	90,741,159	100.00%

Hedge valuation basis adjustments	751,153		1,325,945

Total	$90,072,485	$	92,067,104

(a) Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at March 31, 2021, with only 13.5% of advances in the remaining maturity bucket of greater than 5 years (13.4% at December 31, 2020). For more information, see financial statements Note 9. Advances.

(b)Variable-rate advances are ARC advances, which are typically indexed to LIBOR. The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.6    Advances by Maturity and Yield Type

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$39,311,121	44.01%	$40,885,180	45.06%
Due after one year	31,501,244	35.27	32,802,012	36.15

Total Fixed-rate	70,812,365	79.28	73,687,192	81.21
Variable-rate
Due in one year or less	16,032,467	17.95	10,317,467	11.37
Due after one year	2,476,500	2.77	6,736,500	7.42
Total Variable-rate	18,508,967	20.72	17,053,967	18.79
Total par value	89,321,332	100.00%	90,741,159	100.00%
Hedge valuation basis adjustments (a)	751,153		1,325,945
Total	$90,072,485		$92,067,104

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. SOFR and LIBOR are our primary benchmarks in addition to OIS-Fed Funds. We are actively engaged in transitioning away from LIBOR. When an advance is hedged under ASC 815, the elected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 2.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $0.8 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively. The forward benchmark yield curves shifted higher at March 31, 2021 relative to December 31, 2020. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, fair value gains declined as the forward swap discounting curve shifted up. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	March 31, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullets (a)	$28,307,930	$29,969,694
Fixed-rate putable (b)	7,930,750	7,945,750
Fixed-rate with embedded cap	360,000	360,000
Total qualifying hedges	$36,598,680	$38,275,444

Aggregate par amount of advances hedged (c)	$45,548,681	$47,962,396
Fair value basis (hedging adjustments)	$751,153	$1,325,945

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, OIS/FF and OIS/SOFR) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At March 31, 2021 and December 31, 2020, notional amounts of basis swaps were $8.5 billion, with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	March 31, 2021	December 31, 2020
Putable (a)	$7,930,750	$7,945,750
No-longer putable/callable	$455,000	$460,000

(a)Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2021	2020	Variance	Variance
State and local housing finance agency obligations, net (a)	$1,097,347	$1,097,752	$(405)	(0.04)%
Trading securities (b)	9,582,233	11,742,965	(2,160,732)	(18.40)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	3,618,298	3,435,945	182,353	5.31
Held-to-maturity securities, at carrying value, net (c)	11,268,860	11,775,894	(507,034)	(4.31)
Total securities	25,566,738	28,052,556	(2,485,818)	(8.86)

Equity investments in Grantor trust (d)	86,358	80,369	5,989	7.45
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	—	4,650,000	(4,650,000)	(100.00)
Federal funds sold	8,511,000	6,280,000	2,231,000	35.53

Total Investments	$34,839,096	$39,747,925	$(4,908,829)	(12.35)%

(a)

State and local housing finance agency bonds are designated as HTM and are carried at amortized cost. There were no acquisitions in the three months ending March 31, 2021 and paydowns were $0.4 million.

(b)

Trading securities comprised of U.S. Treasury securities and corporate notes at March 31, 2021 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $700.0 million of U.S. Treasury notes in the first quarter 2021.

(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued, and less than 1% are PLMBS (private-label MBS).
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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	March 31, 2021			December 31, 2020
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$3,043,674	$3,096,223	42.05%	$3,271,007	$3,338,484	45.08%
Freddie Mac	11,745,167	12,174,244	162.28	11,836,507	12,429,508	163.11
Ginnie Mae	11,834	11,939	0.16	12,871	12,979	0.18
All Others - PLMBS	86,483	101,767	1.19	91,454	107,889	1.26
Non-MBS, net (b)	1,097,347	1,077,693	15.16	1,097,752	1,076,266	15.13

Total Investment Debt Securities	$15,984,505	$16,461,866	220.84%	$16,309,591	$16,965,126	224.75%

Categorized as:

Available-for-Sale Securities	$3,618,298	$3,618,298		$3,435,945	$3,435,945

Held-to-Maturity Securities, net	$12,366,207	$12,843,568		$12,873,646	$13,529,181

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	March 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$322	$11,182,377	$60,935	$1,043	$24,183	$11,268,860
State and local housing finance agency obligations	23,100	1,068,663	1,946	3,638	—	1,097,347

Total Long-term securities	$23,422	$12,251,040	$62,881	$4,681	$24,183	$12,366,207

	December 31, 2020
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$363	$11,684,817	$58,130	$7,486	$25,098	$11,775,894
State and local housing finance agency obligations	23,100	1,069,068	1,946	3,638	—	1,097,752

Total Long-term securities	$23,463	$12,753,885	$60,076	$11,124	$25,098	$12,873,646

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	March 31, 2021			December 31, 2020
	AA-rated(b)	Unrated	Total	AA-rated(b)	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$3,618,298	$—	$3,618,298	$3,435,945	$—	$3,435,945

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5 Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Rate	Cost	Rate
Mortgage-backed securities
Due in one year or less	$639,542	2.76%	$690,206	3.10%
Due after one year through five years	3,446,982	2.39	3,323,857	2.39
Due after five years through ten years	8,657,014	2.52	8,687,883	2.50
Due after ten years	1,964,797	1.36	2,279,164	1.47

Total mortgage-backed securities	$14,708,335	2.35%	$14,981,110	2.35%

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	March 31, 2021	December 31, 2020
Current face value of hedged CMBS	$1,580,000	$1,259,000
Partial-term hedge face value of hedged CMBS	$1,432,000	$1,134,000
Cumulative basis adjustment gains (losses)	$(33,341)	$44,052
Interest rate swap contracts (par)	$1,432,000	$1,134,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $0 billion at March 31, 2021 and $4.7 billion at December 31, 2020. Resale agreements averaged $2.3 billion, $4.1 billion and $7.2 billion in the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $8.5 billion at March 31, 2021, and $6.3 billion at December 31, 2020, and averaged $11.6 billion, $8.8 billion and $9.2 billion in the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	March 31, 2021	December 31, 2020
Par value	$9,522,132	$11,637,153
Amortized cost	$9,529,445	$11,655,374
Carrying/Fair value	$9,582,233	$11,742,965

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	March 31, 2021	December 31, 2020
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$9,520,000	$11,635,000
Par amounts of interest rate swaps	$9,519,166	$11,634,166

(a)	Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.7 billion at March 31, 2021, a decrease of $0.2 billion (net of acquisitions and paydowns) from the balance at December 31, 2020. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at March 31, 2021 were slightly lower than December 31, 2020. Allowance for credit losses was $5.7 million at March 31, 2021, compared to $7.1 million at December 31, 2020, $9.1 million at September 30, 2020, $6.5 million at June 30, 2020 and $3.5 million at March 31, 2020.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at March 31, 2021. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

For more information, see Mortgage Loans Held-for-Portfolio, in MD&A included in the most recent Form 10-K filed on March 19, 2021.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	March 31, 2021	December 31, 2020
Federal Housing Administration and Veteran Administration insured loans	$189,222	$198,795
Conventional loans	2,507,785	2,707,676
Allowance for credit losses on mortgage loans	(5,723)	(7,073)
MPF loans held-for-portfolio, net (a)	$2,691,284	$2,899,398

(a)	Balances represent MPF portfolio; MAP portfolio balance of $19.6 million as of March 31, 2021 and $0.3 million as of December 31, 2020 were not included.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 4.2    Geographic Concentration of MPF Loans

	March 31, 2021		December 31, 2020
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State(a)	71.5%	65.7%	70.8%	64.7%

(a)MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$227,056	8.55%
Bethpage Federal Credit Union	226,558	8.53
Investors Bank	212,284	7.99
Sterling National Bank	176,795	6.66
Manasquan Bank	147,396	5.55
All Others	1,665,497	62.72

Total(a)	$2,655,586	100.00%

`	December 31, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$264,322	9.24%
Teachers Federal Credit Union	243,599	8.51
Investors Bank	239,069	8.35
Sterling National Bank	186,289	6.51
Manasquan Bank	163,396	5.71
All Others	1,765,248	61.68

Total (a)	$2,861,923	100.00%

(a)MAP unpaid principal balance of $19.1 million as of March 31, 2021 and $0.3 million as of December 31, 2020 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $120.5 billion and $127.4 billion at March 31, 2021 and December 31, 2020.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $71.9 billion (par, $71.4 billion) at March 31, 2021, compared to $69.7 billion (par, $68.9 billion) at December 31, 2020. The carrying value of Consolidated obligation discount notes outstanding was $48.6 billion at March 31, 2021 and $57.7 billion at December 31, 2020.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $4.0 billion at March 31, 2021 and $8.6 billion at December 31, 2020.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$54,184,200	75.94%	$49,275,530	71.51%
Fixed-rate, callable	7,519,130	10.54	1,434,000	2.08
Step Up, callable	2,077,000	2.91	—	—
Floating rate, callable	250,000	0.35	—	—
Single-index floating rate	7,322,000	10.26	18,197,000	26.41

Total par value	71,352,330	100.00%	68,906,530	100.00%

Bond premiums	175,874		184,084
Bond discounts	(25,922)		(26,666)
Hedge valuation basis adjustments (a)	265,371		514,436
Hedge basis adjustments on de-designated hedges (b)	130,356		132,450
FVO (c) - valuation adjustments and accrued interest	7,603		5,464
Total Consolidated obligation-bonds	$71,905,612		$69,716,298

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

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR and OIS/FedFunds, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $265.4 million and $514.4 million at March 31, 2021 and December 31, 2020, respectively. The benchmark curves, specifically the forward LIBOR yield curve, shifted up at March 31, 2021 relative to December 31, 2020. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the up-shift in the forward curves caused valuation losses to decline. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

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

(c)

FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at March 31, 2021 and December 31, 2020 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

	Consolidated Obligation Bonds
Par Amount	March 31, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullet bonds	$25,074,845	$20,757,635
Fixed-rate callable bonds	8,742,130	15,000
	$33,816,975	$20,772,635

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2021	December 31, 2020
Bonds designated under FVO	$15,850,000	$16,575,000

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

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2021	December 31, 2020
Bonds designated as economically hedged
Floating-rate bonds (a)	$5,800,000	$10,875,000
Fixed-rate bonds (b)	1,550,000	265,000
	$7,350,000	$11,140,000

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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	March 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$51,797,240	72.59%	$46,411,150	67.36%
Due or callable after one year through two years	9,929,910	13.92	10,750,545	15.60
Due or callable after two years through three years	2,640,875	3.70	4,334,660	6.29
Due or callable after three years through four years	1,127,585	1.58	1,477,355	2.14
Due or callable after four years through five years	741,520	1.04	772,620	1.12
Thereafter	5,115,200	7.17	5,160,200	7.49

Total par value	$71,352,330	100.00%	$68,906,530	100.00%

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2021	December 31, 2020
Callable	$9,846,130	$1,434,000
Non-Callable	$61,506,200	$67,472,530

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	March 31, 2021	December 31, 2020
Par value	$48,619,589	$57,668,646
Amortized cost	$48,616,013	$57,642,972
Hedge value basis adjustments (a)	31	321
FVO (b) - valuation adjustments and remaining accretion	1,120	15,545
Total discount notes	$48,617,164	$57,658,838

Weighted average interest rate	0.06%	0.15%

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $1.2 billion and $7.6 billion were hedged under ASC 815 qualifying fair value hedges at March 31, 2021 and December 31, 2020, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.

(b)

FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. Notional amounts elected under the FVO were $2.4 billion and $7.1 billion at March 31, 2021 and December 31, 2020, respectively. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2021	December 31, 2020
Discount notes hedged under qualifying hedge	$1,188,414	$7,564,742

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	December 31, 2020
Discount notes designated as economic hedges (a)	$149,718

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 5.10    Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2021	December 31, 2020
Discount notes designated under FVO (a)	$2,448,710	$7,118,211

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.11    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2021	December 31, 2020
Discount notes hedged under qualifying hedge (a)	$1,896,000	$2,139,000

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

Accrued interest payable

Accrued interest payable — Amounts outstanding were $122.3 million at March 31, 2021 and $118.0 million at December 31, 2020. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $186.8 million at March 31, 2021 and $186.6 million at December 31, 2020. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	March 31, 2021	December 31, 2020
Capital Stock (a)	$5,314,134	$5,366,830
Unrestricted retained earnings (b)	1,122,293	1,135,341
Restricted retained earnings (c)	788,717	774,275
Accumulated Other Comprehensive Income (Loss)	12,851	(19,747)

Total Capital	$7,237,995	$7,256,699

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

(c)

Restricted retained earnings — Restricted retained earnings balance at March 31, 2021 has grown to $788.7 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter. By way of reference, if the Restricted retained earnings target was to be calculated at March 31, 2021, the target amount would be $1.3 billion based on the FHLBNY's average consolidated obligations outstanding during the current quarter, as compared to actual Restricted retained earnings of $788.7 million at March 31, 2021. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2021	December 31, 2020
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(5,131)	$(5,588)
Net market value unrealized gains (losses) on available-for-sale securities (b)	150,861	280,626
Net Fair value hedging gains (losses) on available-for-sale securities (b)	33,341	(44,052)
Net Cash flow hedging gains (losses) (c)	(124,343)	(207,204)
Employee supplemental retirement plans (d)	(41,877)	(43,529)
Total Accumulated other comprehensive income (loss)	$12,851	$(19,747)

(a)

Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).

(b)

Market values of available-for-sale securities — $150.9 million and $280.6 million at March 31, 2021 and December 31, 2020, respectively, represent third-party pricing vendors’ market-based unrealized gains of securities designated as AFS. Amounts of $33.3 million and $44.1 million at March 31, 2021 and December 31, 2020, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.

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

Table 6.3    AOCI Rollforward due to ASC 815 Hedging Programs

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/ (losses) are recorded in AOCI.

	March 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	82,494	—	77,393
Amount reclassified	—	367	—
Ending balance	$(116,000)	$(8,343)	$33,341

Notional amount of swaps outstanding	$1,896,000	$—	$1,432,000

	December 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(109,411)	(1,109)	(32,459)
Amount reclassified	—	1,352	—
Fair Value - closed contract	—	(3,520)	—
Ending balance	$(198,494)	$(8,710)	$(44,052)

Notional amount of swaps outstanding	$2,139,000	$—	$1,134,000

	March 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(149,083)	(1,130)	(54,985)
Amount reclassified	—	273	—
Fair Value - closed contract	—	(2,892)	—
Ending balance	$(238,166)	$(9,182)	$(66,578)

Notional amount of swaps outstanding	$2,664,000	$15,000	$557,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2021	March 31, 2020
Cash dividends paid per share	$1.26	$1.60
Dividends paid (a) (c)	$70,815	$87,715
Pay-out ratio (b)	98.07%	83.45%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	March 31, 2021
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,252,000	$20,126	$(14,085)	$6,041	$—	$6,041
Cleared derivatives assets (d)	98,719,943	32,835	—	32,835	627,685	660,520
	102,971,943	52,961	(14,085)	38,876	627,685	666,561
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	783,934	(9,431)	9,870	439	—	439
Triple B liability (c)	3,048,000	(211,171)	215,500	4,329	—	4,329
	3,831,934	(220,602)	225,370	4,768	—	4,768
Total derivative positions with non-member counterparties to which the Bank had credit exposure	106,803,877	(167,641)	211,285	43,644	627,685	671,329
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	84,000	4,380	—	4,380	(4,380)	—
Delivery commitments
Derivative position with delivery commitments	11,010	—	—	—	—	—
Total derivative position with members	95,010	4,380	—	4,380	(4,380)	—
Total	$106,898,887	$(163,261)	$211,285	$48,024	$623,305	$671,329
Derivative positions without credit exposure	13,130,069
Total notional	$120,028,956

	December 31, 2020
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$28,880	$(18,385)	$10,495	$—	$10,495
Cleared derivatives assets (d)	20,297,279	1,670	—	1,670	43,519	45,189
	22,812,279	30,550	(18,385)	12,165	43,519	55,684
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	10,000	(300)	300	—	—	—
Triple B liability (c)	2,833,000	(305,483)	309,300	3,817	—	3,817
Cleared derivatives liability (d)	94,431,914	—	—	—	586,853	586,853
	97,274,914	(305,783)	309,600	3,817	586,853	590,670
Total derivative positions with non-member counterparties to which the Bank had credit exposure	120,087,193	(275,233)	291,215	15,982	630,372	646,354
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	444,000	20,659	—	20,659	(20,659)	—
Delivery commitments
Derivative position with delivery commitments	9,777	28	—	28	(28)	—
Total derivative position with members	453,777	20,687	—	20,687	(20,687)	—
Total	$120,540,970	$(254,546)	$291,215	$36,669	$609,685	$646,354
Derivative positions without credit exposure	7,346,674
Total notional	$127,887,644

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. At March 31, 2021 and December 31, 2020, we had pledged $627.7 million and $630.4 million, respectively, in marketable securities.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2021	$1,677	$77,183	$75,506
December 31, 2020	1,698	84,479	82,781

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2021	$10,643	$28,880	$18,237
December 31, 2020	9,367	27,629	18,262

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2021	$2,725	$26,128	$23,403
December 31, 2020	3,448	24,494	21,046

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

Cash flows

Cash and due from Banks was $2.3 billion at March 31, 2021 and $1.9 billion at December 31, 2020. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $409.2 million in net cash inflows in the three months ended March 31, 2021, compared to outflows of $747.3 million in the same period in 2020. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $72.2 million in the three months ended March 31, 2021 and $105.1 million in the same period in the prior year; (b) The net adjustment to accretion expense was larger in the first quarter of 2020, compared to the first quarter of 2021 in parallel with greater usage of discount notes in the first quarter of 2020. Discount notes are zero coupon bonds and for cash flow presentation, accretion expense is reported as cash outflows in the period discount notes mature; (c) Derivatives and hedging activities provided $231.1 million in cash flows in the first quarter of 2021, compared to the use of $569.9 million in cash flows in the first quarter of 2020. The change was consistent with the significant decline in benchmark interest rates in the current year period; additionally, we posted lower amounts of variation margins to derivative counterparties; and (d) In the first quarter of 2020, we reported $34.8 million as a cash inflow adjustment to operating cash flows to add-back the non-cash valuation losses on U.S. Treasury securities at March 31, 2021; in contrast, in the first quarter of 2020 significant non-cash unrealized gains reduced reported operating cash flows.

Cash flows provided by/ (used in) investing activities — Investing activities resulted in $6.5 billion in net cash inflows in the three months ended March 31, 2021, compared to $20.1 billion in net cash outflows in the same period in 2020. In current period, Securities purchased under agreements to resell and federal funds sold increased; investments in U.S. Treasury securities declined.

Cash flows provided by/ (used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $6.5 billion in the three months ended March 31, 2021 compared to net inflows of $20.3 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4     Short-term Debt

			Consolidated Obligations-Bonds With
	Consolidated Obligations-Discount Notes		Original Maturities of One Year or Less
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Outstanding at end of the period (a)	$48,617,164	$57,658,838	$31,742,940	$30,772,940
Weighted-average rate at end of the period (b)	0.06%	0.15%	0.10%	0.12%
Average outstanding for the period (a)	$57,621,475	$74,759,309	$31,865,551	$35,920,800
Weighted-average rate for the period	0.12%	0.51%	0.10%	0.84%
Highest outstanding at any month-end (a)	$58,583,114	$90,249,660	$33,017,940	$52,277,550

(a)Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)Weighted-average rate is calculated on outstanding balances at period-end.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments — In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the FHLBNY, is jointly and severally liable for the FHLBank System’s Consolidated obligations issued under sections 11(a) and 11(c) of the FHLBank Act. The joint and several liability regulations authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on Consolidated obligations for which another FHLBank is the primary obligor.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2021 and March 31, 2020. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 19, 2021.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended March 31,
	2021	2020
Total interest income	$282,275	$740,052
Total interest expense	123,737	587,259
Net interest income before provision for credit losses	158,538	152,793
Provision (Reversal) for credit losses	(1,285)	136
Net interest income after provision for credit losses	159,823	152,657
Total other income (loss)	(32,618)	7,729
Total other expenses	46,969	43,592
Income before assessments	80,236	116,794
Affordable Housing Program Assessments	8,027	11,687
Net income	$72,209	$105,107

Net Income — 2021 First Quarter Compared to 2020 First Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2021 first quarter was $72.2 million, a decrease of $32.9 million, or 31.3% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2021 first quarter Net interest income was $158.5 million, an increase of $5.7 million, or 3.8% compared to the same period in the prior year. Net interest spread was 45 basis points in the 2021 first quarter compared to 31 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $32.6 million in the 2021 first quarter compared to a gain of $7.7 million in the same period in the prior year.

•

Service fees and other were $4.1 million in the 2021 first quarter compared to $4.7 million in the same period in the prior year. Service fees and others are primarily fee revenues from financial letters of credit.

•

Financial instruments carried at fair values reported a net valuation gain of less than $0.1 million in the 2021 first quarter compared to a net loss of $22.0 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.

•

Derivative activities reported a charge of $4.3 million to Other income in the 2021 first quarter, compared to a charge of $164.2 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

•

U.S. Treasury Securities held for liquidity (classified as trading) reported net marked-to-market losses of $34.8 million in the 2021 first quarter, compared to net gains of $197.3 million in the same period in the prior year.

•

Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net gains of $2.3 million in the 2021 first quarter compared to net losses of $8.1 million in the same period in the prior year.

Other expenses were $47.0 million in the 2021 first quarter, compared to $43.6 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Increases were driven by initiatives to support our long-term technology efforts.

●	Operating expenses were $14.2 million in the 2021 first quarter, up from $13.4 million in the same period in the prior year.

●	Compensation and benefits expenses were $24.3 million in the 2021 first quarter, up from $23.4 million in the same period in the prior year.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.6 million in the 2021 first quarter, compared to $4.5 million in the same period in the prior year.

●	Other expenses were $2.8 million in the 2021 first quarter, compared to $2.3 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $8.0 million in the 2021 first quarter, compared to $11.7 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Interest Rate Margins and Interest Rate Spreads – 2021 First Quarter Compared to 2020 First Quarter

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended March 31,
			Percentage
	2021	2020	Change
Total interest income (a)	$282,275	$740,052	(61.86)%
Total interest expense (a)	123,737	587,259	(78.93)
Net interest income before provision for credit losses	$158,538	$152,793	3.76%

(a)Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

Our 2021 first quarter net interest income was a little ahead of prior year first quarter despite a decline in average earnings assets, primarily due to lower advance balances in the 2021 first quarter. Net interest margin benefitted primarily from lower cost of funding. Additionally, $7.4 million and $2.6 million of prepayment fees were recorded in Net interest income in the first quarter of 2021 and 2020, respectively.

Interest margin continues to be adversely impacted by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven up pricing and limited the opportunities for acquiring investments that would meet our risk/reward targets. Spreads remained very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs. Reacting to adverse changes in declining spreads and declining requirements for liquidity, we have reduced our balance sheet inventories of overnight investments and U.S. Treasury securities held for liquidity.

In the 2021 first quarter, margins widened favorably between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 47 basis points, compared to 39 basis points in the prior year first quarter. Net interest spread in the 2021 first quarter was 45 basis points, representing the yield from earning assets minus interest paid on costing liabilities. In the prior year first quarter, the net interest spread was 31 basis points.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, decreased to

$7.2 billion in 2021 first quarter from $7.6 billion in the prior year quarter (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in the 2021 first quarter as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded net expense of $95.0 million to interest margin, compared to less than an expense of $0.2 million in the prior year first quarter. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. The declining benchmark interest rate indices have driven down the benchmark-indexed cash flows received on fair value hedges of advances, such that the net cash flows we received were less than the fixed-rate cash flows paid on the swap contracts. While the declining benchmarks had a favorable impact on benchmark-indexed cash flows paid on swaps hedging debt, the favorable impact was not as significant. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness in the comparable quarters were immaterial .

Impact of Qualifying Hedges on Net Interest Income — 2021 First Quarter Compared to 2020 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended March 31,
	2021	2020
Interest income	$392,024	$768,067
Fair value hedging effects	1,994	(11,485)
Amortization of basis	52	(14)
Interest rate swap accruals	(111,795)	(16,516)
Reported interest income	282,275	740,052

Interest expense	144,581	608,139
Fair value hedging effects	(2,657)	(2,997)
Amortization of basis	(1,381)	(1,547)
Interest rate swap accruals	(16,806)	(16,336)
Reported interest expense	123,737	587,259
Net interest income	$158,538	$152,793
Net interest adjustment - interest rate swaps	$(88,905)	$(7,135)

Spread and Yield Analysis — 2021 First Quarter Compared to 2020 First Quarter

Table 9.4    Spread and Yield Analysis

	Three months ended March 31,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$90,458,272	$139,828	0.63%	$102,777,105	$464,565	1.82%
Interest bearing deposits and others	1,500,859	333	0.09	996,898	2,127	0.86
Federal funds sold and other overnight funds	13,938,233	2,776	0.08	16,409,571	55,285	1.36
Investments
Trading securities	11,004,750	40,630	1.50	15,399,408	74,997	1.96
Mortgage-backed securities
Fixed	10,776,178	71,599	2.69	11,242,870	82,889	2.97
Floating	4,029,421	6,057	0.61	5,261,432	27,665	2.11
State and local housing finance agency obligations	1,097,489	1,912	0.71	1,121,539	6,465	2.32
Mortgage loans held-for-portfolio	2,806,486	19,140	2.77	3,200,542	26,026	3.27
Loans to other FHLBanks	—	—	NM	8,242	33	1.61

Total interest-earning assets	$135,611,688	$282,275	0.84%	$156,417,607	$740,052	1.90%

Funded By:
Consolidated obligation bonds
Fixed	$56,006,451	$89,297	0.65%	$35,155,219	$168,988	1.93%
Floating	12,594,285	4,669	0.15	48,829,332	187,569	1.54
Consolidated obligation discount notes	57,621,475	29,612	0.21	63,399,073	227,333	1.44
Interest-bearing deposits and other borrowings	1,605,517	125	0.03	1,194,798	3,290	1.11
Mandatorily redeemable capital stock	2,818	34	4.89	5,019	79	6.33

Total interest-bearing liabilities	127,830,546	123,737	0.39%	148,583,441	587,259	1.59%

Other non-interest-bearing funds	575,442	—		188,875	—
Capital	7,205,700	—		7,645,291	—

Total Funding	$135,611,688	$123,737		$156,417,607	$587,259

Net Interest Income/ Spread		$158,538	0.45%		$152,793	0.31%

Net Interest Margin
(Net interest income/Earning Assets)			0.47%			0.39%

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

Rate and Volume Analysis — 2021 First Quarter Compared to 2020 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	March 31, 2021 vs. March 31, 2020
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(50,037)	$(274,700)	$(324,737)
Interest bearing deposits and others	728	(2,522)	(1,794)
Federal funds sold and other overnight funds	(7,245)	(45,264)	(52,509)
Investments
Trading securities	(18,600)	(15,767)	(34,367)
Mortgage-backed securities
Fixed	(3,340)	(7,950)	(11,290)
Floating	(5,336)	(16,272)	(21,608)
State and local housing finance agency obligations	(136)	(4,417)	(4,553)
Mortgage loans held-for-portfolio	(2,981)	(3,905)	(6,886)
Loans to other FHLBanks	(16)	(17)	(33)

Total interest income	(86,963)	(370,814)	(457,777)

Interest Expense
Consolidated obligation bonds
Fixed	68,734	(148,425)	(79,691)
Floating	(82,479)	(100,421)	(182,900)
Consolidated obligation discount notes	(19,011)	(178,710)	(197,721)
Deposits and borrowings	844	(4,009)	(3,165)
Mandatorily redeemable capital stock	(29)	(16)	(45)

Total interest expense	(31,941)	(431,581)	(463,522)

Changes in Net Interest Income	$(55,022)	$60,767	$5,745

Interest Income — 2021 First Quarter Compared to 2020 First Quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2021	2020	Change
Interest Income
Advances	$139,828	$464,565	(69.90)%
Interest-bearing deposits	333	2,127	(84.34)
Securities purchased under agreements to resell	464	26,350	(98.24)
Federal funds sold	2,312	28,935	(92.01)
Trading securities	40,630	74,997	(45.82)
Mortgage-backed securities
Fixed	71,599	82,889	(13.62)
Floating	6,057	27,665	(78.11)
State and local housing finance agency obligations	1,912	6,465	(70.43)
Mortgage loans held-for-portfolio	19,140	26,026	(26.46)
Loans to other FHLBanks	—	33	(100.00)

Total interest income	$282,275	$740,052	(61.86)%

Interest income in the 2021 first quarter was $282.3 million, a decline of 61.9% compared to the prior year first quarter. To provide context, interest expense declined by 78.9% compared to the prior year first quarter. Interest income in the 2020 fourth quarter was $336.8 million.

Changes in interest income in the current year first quarter compared to same quarter in the prior year were largely impacted by declining market interest rate initially prompted by the Federal Reserve’s actions starting in mid-March last year to respond to macroeconomic concerns resulting from the COVID-19 pandemic. Our overnight and short-term advances and assets and floating-rate investments are particularly sensitive to changes in market yields, and such assets have rapidly repriced to lower market yields.

Yields earned on assets declined sharply in the periods after FOMC rate actions in March 2020, but largely did not impact yields on earning assets during the prior year first quarter. Aggregate yield earned on earning assets in 2021 first quarter was 84 basis points, compared to 190 basis points in the prior year first quarter. Aggregate yield in the prior year fourth quarter was 93 basis points, illustrating the continued decline in market rates.

Declining interest rates also adversely impacted net interest settlements on swaps in ASC 815 qualifying hedges of assets, primarily advances. Swap interest settlements in 2021 first quarter was a net expense of $111.8 million, compared to an expense of $16.5 million in the prior year first quarter. In a fair value hedge of advances and fixed-rate MBS, we pay swap counterparties fixed-rate coupons and in exchange we receive declining floating-rate cash flows. The impact of changes in fair values on swaps and hedged items in ASC 815 qualifying hedges were not material, consistent with the highly effective ASC 815 hedging relationships. For more information, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2021	2020	Change
Interest Expense
Consolidated obligations bonds
Fixed	$89,297	$168,988	(47.16)%
Floating	4,669	187,569	(97.51)
Consolidated obligations discount notes	29,612	227,333	(86.97)
Deposits	106	3,228	(96.72)
Mandatorily redeemable capital stock	34	79	(56.96)
Cash collateral held and other borrowings	19	62	(69.35)

Total interest expense	$123,737	$587,259	(78.93)%

Interest Expense — 2021 First Quarter Compared to 2020 First Quarter

Interest expense in the 2021 first quarter was $123.7 million, a decline of 78.9% compared to the prior year first quarter. To provide context, interest income declined by 61.9% compared to the prior year first quarter.

The decline in interest expense was in parallel with the significant decline in bond yields in the financial markets almost immediately after Federal Reserve’s rate actions in mid-March 2020 that largely did not impact the prior year first quarter. Interest rates have declined further, and debt costing yields are very low.

Rate-related decline in funding expense was $431.6 million in line with the dramatic decline in rates in the bond markets; volume-related decline in funding expense was $31.9 million in parallel with the funding of a lower balance sheet in the 2021 first quarter compared to the first quarter in 2020.

We have made tactical changes to our liability mix when compared to the prior year first quarter. In the 2021 first quarter, 41.3% of average earning assets were funded by fixed-rate CO bonds and 9.3% were funded by floating-rate CO bonds. In the prior year first quarter, fixed-rate CO bonds funded 22.5% of earning assets and floating-rate CO bonds funded 31.2% of earning assets. The usage of CO discount notes has not changed materially.

Costing yields paid on aggregate funding declined sharply in the periods after FOMC rate actions in March 2020, but largely did not impact yields on costing yields paid during the prior year first quarter. Aggregate yield paid on total funding in the 2021 first quarter was 39 basis points, compared to 159 basis points in the prior year first quarter.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of OIS/SOFR as the alternative hedging benchmarks. Changes to interest expense in the 2021 first quarter due to net interest settlement on swaps and hedge ineffectiveness in ASC 815 qualifying hedges were materially unchanged. For more information, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

Allowance for Credit Losses — 2021 First Quarter Compared to 2020 First Quarter

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) and became effective for the Bank as of January 1, 2020. For a description of how expected losses are developed including interest receivable, see our most recent Form 10-K filed on March 19, 2021. Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $5.7 million at March 31, 2021 and $7.1 million at December 31, 2020. Allowance for credit losses recorded on investments was $1.0 million at March 31, 2021 and December 31, 2020. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2021 First Quarter Compared to 2020 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended March 31,
	2021	2020
Other income (loss):
Service fees and other (a)	$4,132	$4,651
Instruments held under the fair value option gains (losses) (b)	62	(21,954)
Derivative gains (losses) (c)	(4,309)	(164,170)
Trading securities gains (losses) (d)	(34,803)	197,252
Equity investments gains (losses) (e)	2,300	(8,050)
Total other income (loss)	$(32,618)	$7,729

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit was $4.4 million in the first quarter of the current year compared to $4.9 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

(b)

FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and discount notes elected under the FVO. Fluctuations in fair value gains and losses were reflective of the short-term nature of instruments elected under the FVO that fluctuated with declining market yields. Bonds elected under the FVO were recently issued and fair values were close to par; discount notes elected under the FVO were close to maturity and fair value gains and losses will typically approach zero as the instruments near their maturity dates. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-Q.

(c)	See Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 9.9 Net Gains (losses) on Trading Securities Recorded in Statements of Income.
(e)

Fair value gains (losses) on Equity investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans. Marked-to-market gains in the first quarter of 2021 was in parallel with the rally in the equity markets in 2021. In the period ended March 31, 2020, equity markets declined precipitously with the start of the pandemic.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended March 31,
	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(34,803)	$196,297
Net realized gains (losses) on trading securities sold/matured during the period	—	955
Net gains (losses) on trading securities	$(34,803)	$197,252

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading and carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. In the three months ended March 31, 2021, recorded losses were unrealized marked-to-market losses; in the first quarter of 2020, gains include both unrealized and realized gains and losses. Valuations declined at March 31, 2021 as the remaining duration to maturity shortened, securities giving up previously recorded marked-to-market gains. At March 31, 2020, the COVID-19 pandemic caused interest rates to decline precipitously, driving up market valuations of our fixed-rate U.S. Treasury securities. Notional amounts of securities were also lower in the current year period, $9.5 billion at March 31, 2021, compared to $13.7 billion at March 31, 2020.

Other income (loss) — Derivatives and Hedging Activities — 2021 First Quarter Compared to 2020 First Quarter

For derivatives that are not designated in hedge qualifying relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended March 31,
	2021	2020
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$27,410	$(163,258)
Caps or floors	27	89
Mortgage delivery commitments	(413)	(125)
Swaps economically hedging instruments designated under FVO (b)	(2,738)	9,228
Accrued interest on derivatives in economic hedging relationships (c)	(28,610)	(10,368)
Net gains (losses) related to derivatives not designated as hedging instruments	$(4,324)	$(164,434)
Price alignment interest paid on variation margin	15	264
Net gains (losses) on derivatives and hedging activities	$(4,309)	$(164,170)

Derivative losses and gains in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)

Represents fair value changes recorded in Other income, primarily: (1) interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities that recorded fair value gains of $33.3 million in the first quarter of 2021 and fair value losses of $198.6 million in the first quarter of 2020. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes. To provide context, the portfolio of securities reported marked-to-market losses of $34.8 million at March 31, 2021 and marked-to-market gains of $197.3 million at March 31, 2020. (2) Interest rate swaps in economic hedges of advances and debt, primarily basis swaps, that generated net fair value losses of $5.9 million in the first quarter of 2021, in contrast to a net fair value gain of $35.2 million in the same period in 2020.

(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO. Our interest settlement payments to swap counterparties exceeded amounts we received in the interest rate swap contracts, although the exchanges met our interest rate risk mitigation strategies.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2021 First Quarter Compared to 2020 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
		Percentage of		Percentage of
	2021	Total	2020	Total
Operating Expenses (a)
Occupancy	$2,202	15.46%	$2,081	15.49%
Depreciation and leasehold amortization	3,034	21.29	2,599	19.35
All others (b)	9,011	63.25	8,753	65.16
Total Operating Expenses	$14,247	100.00%	$13,433	100.00%

Total Compensation and Benefits (c)	$24,327		$23,377
Finance Agency and Office of Finance (d)	$5,620		$4,451
Other expenses (e)	$2,775		$2,331

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

(e)

The category Other expenses included $0.2 million at March 31, 2021 that were disbursed to assist small businesses impacted by COVID-19 pandemic; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2021 First Quarter Compared to 2020 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended March 31,
	2021	2020
Beginning balance	$148,827	$153,894
Additions from current period's assessments	8,027	11,687
Net disbursements for grants and programs	(4,678)	(9,970)
Ending balance	$152,176	$155,611

AHP assessments allocated from net income totaled $8.0 million for the quarter ended March 31, 2021, compared to $11.7 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

LIBOR Transition

Finance Agency Supervisory Letter – Planning for LIBOR Phase-Out

On September 27, 2019, the Finance Agency issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks and the Office of Finance to help ensure that the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the market volatility experienced during 2020 due in part to the COVID-19 pandemic, the Finance Agency extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. The Bank has ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

The Bank continues to evaluate the potential impact of the LIBOR Supervisory Letter and other LIBOR transition factors (including federal and international regulatory guidance, as well as financial market conditions) on its financial condition and results of operations. The Bank may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, core mission asset ratio, net income.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its counterparty must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

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

In December 2020, ICE Benchmark Administration (IBA) published its consultation on its intention to cease the publication of: (i) one-week and two-month U.S. Dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021; and (ii) the remaining U.S. Dollar LIBOR settings (i.e., overnight and 1-, 3-, 6-, and 12-month) immediately following the LIBOR publication on June 30, 2023. The IBA consultation period ended on January 25, 2021. If adopted as proposed, the IBA consultation would extend certain U.S. Dollar LIBOR transition data.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (FCA) announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used U.S. Dollar LIBOR settings, immediately after June 30, 2023). Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The FCA’s announcement constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.

The Bank does not expect this announcement to have a material effect on the Bank’s financial condition or results of operations.

COVID-19 Developments

Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances

On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept Paycheck Protection Program (PPP) loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, former President Trump signed into law an extension of the PPP until March 31, 2021, and on March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which further extended the application deadline to May 31, 2021. The PPP Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect. The Bank has been accepting such loans as collateral.

Coronavirus Aid, Relief, and Economic Security (CARES) Act and American Rescue Plan Act of 2021

To address the COVID-19 pandemic and its economic impact, since March 2020 Congress passed a number of laws making available several trillion dollars in economic relief and resources. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act was in addition to previous relief legislation passed by Congress in March 2020. The legislation provided, among other things, the following:

●	Assistance to businesses, states, and municipalities.

●	A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

●	The Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

●	Direct payments to eligible taxpayers and their families.

●	Expansion of eligibility for unemployment insurance and payment amounts.

●	Mortgage forbearance provisions and eviction and foreclosure moratoria. In this regard, the Bank notes that a number of states, including New York and New Jersey, have also taken actions regarding forbearances and eviction and foreclosure moratoria. The Bank, through its Mortgage Partnership Finance (MPF) servicers, has been applying these provisions.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the American Rescue Plan Act of 2021, which was signed into law by President Biden on March 11, 2021 and which, among other items, appropriates another $7.25 billion for the PPP. Although not material to the Bank’s operations, it is possible that the Bank may receive more PPP loans as collateral with the passage of this legislation.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility

On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the Paycheck Protection Program Liquidity Facility (“PPPLF”), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

Finance Agency Extension of Loan Origination Flexibilities

On March 31, 2020, the Finance Agency announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the Finance Agency extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 include alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the Finance Agency announced that some temporary loan flexibilities have been further extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney are being allowed to expire on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of such legislation on the Bank’s business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accept as collateral; and the impacts on the Bank’s MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2020 based on an anticipated market condition for 2021. Management believes that the reported metrics below (except for income simulation) in the near term are limited because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of March 31, 2021 for completeness and comparative purposes. The Bank has updated income simulation modeling and implemented scenario changes to take account of the existing low rate environment and potential for negative rates in 2021. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -25 percent change under the -50bps shock compared to the rates in the unchanged case. This metric gauges the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allows for negative rates. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2021	-0.72	0.10	-0.57	0.06
December 31, 2020	-0.47	1.12	0.31	0.24
September 30, 2020	-0.64	1.03	0.49	0.03
June 30, 2020	-1.86	0.24	-0.08	0.49
March 31, 2020	-3.18	-0.12	-0.91	-0.17

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

One Year
Re-pricing Gap
March 31, 2021	$5.572 Billion
December 31, 2020	$5.792 Billion
September 30, 2020	$5.826 Billion
June 30, 2020	$5.589 Billion
March 31, 2020	$6.299 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -25 percent change under the -50bps shock compared to the rates in the unchanged case. This limit was technically breached at March 31, 2020 due to significant dislocation of rates and spreads as of the end of March 2020 and a floored model assumption. The sensitivity analysis assumed that rates/spreads as of the end of March 2020 were held unchanged for the remainder of the year, and, as a consequence, the model generated significantly higher net interest income for the Bank. When spread relationships were normalized in subsequent quarters the limit was within threshold. The Bank has updated its 2021 modelling framework to account for the existing low rate environment and potential negative rates. Having modeled for negative rates, the Bank no longer conducts a -100bps rate shock as it produces a hypothetical scenario with limited application. Prior to 2021, there had been a near zero floor assumption provided in the table below.

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
March 31, 2021	N/A	N/A	7.32%
December 31, 2020	N/A	-5.52%	7.65%
September 30, 2020	N/A	-4.36%	3.27%
June 30, 2020	N/A	-23.83%	-1.62%
March 31, 2020	N/A	-47.79%	12.14%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of March 31, 2021 for completeness and comparative purposes. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
March 31, 2021	-1.57%	-0.85%	0.79%
December 31, 2020	0.78%	0.21%	1.00%
September 30, 2020	1.95%	1.27%	1.24%
June 30, 2020	2.47%	1.76%	2.05%
March 31, 2020	2.89%	1.32%	3.60%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2021 and December 31, 2020 (in millions):

	Interest Rate Sensitivity
	March 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,893	$191	$502	$347	$1,345
MBS investments	4,360	480	1,779	1,773	6,361
Swaps hedging MBS	1,432	—	—	—	(1,432)
Adjustable-rate loans and advances	18,509	—	—	—	—
Net investments, adjustable rate loans and advances	37,194	671	2,281	2,120	6,274

Liquidity trading portfolio	6,874	581	2,074	—	—
Swaps hedging investments	2,655	(580)	(2,075)	—	—
Net liquidity trading portfolio	9,529	1	(1)	—	—

Fixed-rate loans and advances	36,221	3,075	13,417	6,997	11,103
Swaps hedging fixed-rate advances	31,707	(2,688)	(11,395)	(6,550)	(11,074)
Net fixed-rate loans and advances	67,928	387	2,022	447	29

Total interest-earning assets	$114,651	$1,059	$4,302	$2,567	$6,303

Interest-bearing liabilities:
Deposits	$1,844	$—	$—	$—	$—

Discount notes	48,617	—	—	—	—
Swapped hedging discount notes	(1,806)	198	—	241	1,367
Net discount notes	46,811	198	—	241	1,367

Consolidated Obligation Bonds
FHLBank bonds	36,533	7,592	12,444	7,632	7,437
Swaps hedging bonds	23,198	(6,038)	(8,147)	(6,066)	(2,947)
Net FHLBank bonds	59,731	1,554	4,297	1,566	4,490

Total interest-bearing liabilities	$108,386	$1,752	$4,297	$1,807	$5,857
Post hedge gaps (a):
Periodic gap	$6,265	$(693)	$5	$760	$446
Cumulative gaps	$6,265	$5,572	$5,577	$6,337	$6,783

	Interest Rate Sensitivity
	December 31, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,119	$447	$733	$309	$905
MBS investments	4,854	608	1,749	1,670	6,068
Swaps hedging MBS	1,134	—	—	—	(1,134)
Adjustable-rate loans and advances	17,054	—	—	—	—
Net investments, adjustable rate loans and advances	38,161	1,055	2,482	1,979	5,839

Liquidity trading portfolio	6,538	3,464	1,653	—	—
Swaps hedging investments	5,105	(3,450)	(1,655)	—	—
Net liquidity trading portfolio	11,643	14	(2)	—	—

Fixed-rate loans and advances	36,333	4,537	13,634	8,019	11,163
Swaps hedging fixed-rate advances	34,252	(4,140)	(11,505)	(7,477)	(11,130)
Net fixed-rate loans and advances	70,585	397	2,129	542	33

Total interest-earning assets	$120,389	$1,466	$4,609	$2,521	$5,872

Interest-bearing liabilities:
Deposits	$1,683	$—	$—	$—	$—

Discount notes	57,656	—	—	—	—
Swapped hedging discount notes	(1,806)	113	85	241	1,367
Net discount notes	55,850	113	85	241	1,367

Consolidated Obligation Bonds
FHLBank bonds	37,400	11,964	12,361	2,265	5,212
Swaps hedging bonds	19,719	(10,666)	(7,775)	(603)	(675)
Net FHLBank bonds	57,119	1,298	4,586	1,662	4,537

Total interest-bearing liabilities	$114,652	$1,411	$4,671	$1,903	$5,904
Post hedge gaps (a):
Periodic gap	$5,737	$55	$(62)	$618	$(32)
Cumulative gaps	$5,737	$5,792	$5,730	$6,348	$6,316

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2021. Based on this evaluation, they concluded that as of March 31, 2021, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibit

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
10.01	Bank 2021 Incentive Compensation Plan(a)		8-K	5/7/2021
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: May 12, 2021