Form 10-K/A
period 2020-12-31
Federal Home Loan Bank of New York
filed 2021-07-28
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE FOR AMENDMENT NO. 1:

The Federal Home Loan Bank of New York (the “Bank”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Initial Filing”), filed with the SEC on March 19, 2021 (the “Initial Filing Date”), (i) to amend and restate Item 11 of Part III, “Executive Compensation”, to revise applicable disclosures related to the matters described below and (ii) to provide the certifications required by Sections 302 of the Sarbanes-Oxley Act of 2002 as of the date of this Amendment.

The compensation data used to prepare the Summary Compensation Table in the Initial Filing inadvertently omitted payments for unused vacation time, which were a one-time benefit offered to all employees of the Bank as a result of the Covid-19 pandemic. The dollar amount of the vacation payments ranged from $15,385 to $38,308 for the named executive officers, and the correction of the omission resulted in the inclusion of a new named executive officer (“NEO”) for calendar year 2020.

The only changes that have been made to the Initial Filing are to reflect (i) the new NEO as described above, and, separately, (ii) the receipt of regulatory non-objections to 2021 base salary increases for the NEOs (except for the CEO), the issuance of which took place after the Initial Filing Date. This Amendment does not otherwise modify, amend or update in any way the financial or other information contained in the Initial Filing. This Amendment does not reflect any other events that may have occurred subsequent to the Initial Filing Date.

FEDERAL HOME LOAN BANK OF NEW YORK

2020 Annual Report on Form 10-K/A

PART III

Item 11.	Executive Compensation.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

I.             Introduction

This section describes and analyzes the Bank’s 2020 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and our other most highly compensated executive officers who were serving as executive officers on December 31, 2020. The Bank’s named executive officers during 2020 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Melody J. Feinberg (Senior Vice President and Chief Risk Officer); 4) Adam Goldstein (Senior Vice President and Chief Business Officer); and 5) Philip A. Scott (Senior Vice President and Chief Capital Markets Officer).

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

On December 22, 2020, the FHFA issued confidential guidance concerning the factors the regulator considers relevant in its oversight of executive compensation-related determinations under its regulations and guidance.  Due to concerns regarding the reasonableness and market comparability of the compensation benchmarks used by the FHFA, the C&HRC and the Board of Directors with the advice of our independent compensation consultants, did not agree with certain aspects of the FHFA’s guidance and its conclusions. The Board is complying with the regulator’s position, but does not agree with this override of the Board’s business judgment. The Board believes the FHFA’s guidance with regard to benchmarking may significantly impair the Board’s supervisory responsibility and ability to hire and retain qualified senior management. After additional discussions, the FHFA issued non-objections to the proposed 2021 base salary merit increases (retroactive to January 1, 2021) for the NEOs (except the CEO), the last of which was issued on July 16, 2021.

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

American Express.	CIBC	PNC Financial Services Group, Inc
Banco Santander New York	Cisco Systems, Inc.	RBC Bank- US
Bank of America Corporation BMO Financial Group	Citigroup Inc. ING	State Street Corporation TD Bank
BNY Mellon	Intuit Inc.
Capital One	M&T Bank Corporation

b)	2020 Compensation Benchmarking

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

The 2020 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold) 80% (Target) 100% (Maximum)
Other NEOs	30% (Threshold) 50% (Target) 75% (Maximum)

The 2020 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

•	A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•	An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•	Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1. Financial/Return Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Return Component- Dividend Capacity as forecasted in the 2020 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	3.72%	4.22%	4.97%	5.11%

2. Risk Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Risk Component -The 2020 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	3

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
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

A PASS rating is earned when the Bank experiences:

1. Less than 20 Risk Events for the year; and

2. Sustains an aggregate economic loss (Operational Error Amount Post Remediation) of less than $3 mm for the year.

3.  Mission and Membership Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Community Investment, Business Development and Outreach	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs.	20%	12	24	36	32

Member Goal	The number of members who, in 2020, either: 1) submit applications for the first time; 2) submit an application after having not participated in the past two years; or 3) submit more applications than what was submitted in 2019.	7	12	17	17

Advances Balances	Supports the provision of liquidity to members for housing and community development activities.	$83.46	$92.73	$97.37	$107.68

Market Share	Helps the Bank gauge its competitive position against a variety of wholesale funding alternative used by members. Strengthens the franchise as an “advances bank”.	47%	51%	53%	47.77%

4.  Technology Strategy Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Business Technology Strategy Goals will focus on three key tenets that are related to the success of the Business Technology Strategy: (1) Reduction in Technology Debt	# of Applications or Platforms Removed	15%	3	5	7	5

(2) Organizational Change Management: Communication and Outreach Activities for the Business Technology Strategy	# of Communication & Outreach Activities for the Business Technology Strategy Completed	10	12	15	16

(3) Focus on “Change the Bank” Activities: Percentage of Planned Work Efforts Defined as “Change the Bank”Activities (Executing or Closed)	% of Work Efforts Defined as "Change the Bank”	50%	65%	80%	93%

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

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There is one NEO who qualifies for this benefit: A. Goldstein.

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

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN (DB PLAN) PROVISIONS	DB PLAN A**	DB PLAN B***	DB PLAN C

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Life Annuity with Guaranteed 12 Year Payout	Straight Life Annuity	Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

* Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

** This includes the following NEO: K. Neylan.

*** This includes the following NEOs: M. Feinberg; A. Goldstein; J. González; and P. Scott.

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

** This includes the following NEOs: M. Feinberg; A. Goldstein and P. Scott.

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

V.           Health and Welfare Programs and Other Benefits

a)	Perquisites and Benefits

We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same general terms and conditions:

•	Medical, dental, and vision insurance (subject to employee expense sharing);

•	Vacation leave, which increases based upon officer title and years of service;

•	Life and long-term disability insurance (NEOs are eligible for enhanced monthly benefits under our disability insurance program);

•	Travel and accident insurance which include life insurance benefits;

•	Educational assistance

•	Employee relocation assistance, where appropriate, for new hires; and Vacation Payout (employees were allowed to elect up to ten unused vacation days for a one-time payout)

b)	Retiree Medical

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

* This includes the following NEOs: K. Neylan

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

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2020, 2019, 2018 (in dollars):

Summary Compensation Table for Calendar Years 2020, 2019 and 2018

						Non-Equity Incentive	Change in Pension Value and Nonqualified
				Stock	Option	Plan	Deferred	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation (b)(2)	Compensation (c)(3)	(d)
José R. González	2020	$996,000	-	-	-	$1,018,077	$1,430,000	$173,052	$3,617,129
President,	2019	$993,600	-	-	-	$961,906	$2,736,000	$145,233	$4,836,739
Chief Executive Officer (PEO)	2018	$920,000	-	-	-	$927,184	$69,000	$61,989	$1,978,173

Kevin M. Neylan	2020	$550,000	-	-	-	$415,545	$1,483,000	$125,734	$2,574,279
Senior Vice President,	2019	$531,787	-	-	-	$365,340	$1,598,000	$71,995	$2,567,122
Chief Financial Officer (PFO)	2018	$515,048	-	-	-	$376,879	$528,000	$38,402	$1,458,329

Melody J. Feinberg	2020	$475,000	-	-	-	$357,828	$575,000	$111,787	$1,519,615
Senior Vice President,	2019	$438,813	-	-	-	$302,648	$453,000	$60,018	$1,254,479
Chief Risk Officer	2018	$425,000	-	-	-	$309,608	$152,000	$34,064	$920,672

Adam Goldstein*	2020	$400,000	-	-	-	$300,534	$1,014,000	$149,174	$1,863,708
Senior Vice President,			-	-	-
Chief Business Officer			-	-	-

Philip A. Scott**	2020	$490,438	-	-	-	$368,926	$814,000	$123,444	$1,796,808
Senior Vice President,	2019	$475,000	-	-	-	$324,382	$742,000	$61,996	$1,603,378
Chief Capital Markets Officer			-	-	-

Footnotes for Summary Compensation Table for the Year Ending December 31, 2020

(1)	The amounts in column (a) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2020, 2019, and 2018 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2020 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 19, 2020. The amounts in column (a) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2020: $54,891 for J. González, $21,809 for K. Neylan, $17,784 for M. Feinberg, $14,181 for A. Goldstein and $17,830 for P. Scott.

(2)	The amounts in column (b) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits.”

(3)	The amounts in column (c) for 2020 consist of the following amounts:

	Bank Contributions under the 401(k)	Matching contributions under the Bank's non- qualified Defined Contribution Benefit			Tax Gross-
Name	Plan (1)	Equalization Plan (2)	Perquisite (3)		ups (4)	Other (5)	Total
José R. González	$11,720	$81,357	$	l6,667	$-	$63,308	$173,052
Kevin M. Neylan	$6,112	$45,216		$9,252	$-	$65,154	$125,734
Melody J. Feinberg	$6,283	$37,961		$11,274	$-	$56,269	$111,787
Adam Goldstein*	$17,100	$15,695		$56,676	$318	$59,385	$149,174
Philip A. Scott**	$6,542	$39,231		$6,417	$329	$70,925	$123,444

(1)	Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)	Includes amount of funds matched for M. Feinberg, J. González, K. Neylan, A. Goldstein and P. Scott in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)	Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long-term disability insurance. The Bank provided A. Goldstein payment under the replacement plan for the Nonqualified Profit Sharing Plan.

(4)	The Bank paid tax gross-up amounts for A. Goldstein and P. Scott’s reimbursement for fitness club membership. This amount is included in column (c) of the Summary Compensation Table.

(5)	The Bank paid a performance-based award to employees (including NEOs) who received a rating of “Exceed Requirements” or “Outstanding” on their 2020 annual performance review. These payments will be made on March 26, 2021: J. González ($25,000), K. Neylan ($44,000), M. Feinberg ($38,000), A. Goldstein ($44,000) and P. Scott ($53,948). Separately, the Bank allowed all employees (including NEOs) to elect to receive a one-time payout for up to ten unused 2020 vacation days. Payouts to our NEOs were as follows: J. González ($38,308), K. Neylan ($21,154), M. Feinberg ($18,269), A. Goldstein ($15,385) and P. Scott ($16,977).

* A. Goldstein is a new NEO in 2020.

** P. Scott was not an NEO in 2018. Therefore, footnotes regarding 2018 compensation are not included in this year's report.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2020 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2020

Grants of Plan-Based Awards for Fiscal Year 2020
								All Other Stock Awards:	All Other Option Awards:	Exercise or Base	Grant Date Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2)(3)			Plan Awards			Stork	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	(S/Sh)	(S/Sh)
José R. Gonzàlez	2/19/2020	$498,000	$796,800	$996,000	$-	$-	$-	-	-	$-	$-
Kevin M. Neylan	2/19/2020	$165,000	$275,000	$412,500	$-	$-	$-	-	-	$-	$-
Melody J. Feinberg	2/19/2020	$142,500	$237,500	$356,250	$-	$-	$-	-	-	$-	$-
Adam Goldstein	2/19/2020	$120,000	$200,000	$300,000	$-	$-	$-	-	-	$-	$-
Philip A. Scott	2/19/2020	$147,131	$245,219	$367,829	$-	$-	$-	-	-	$-	$-

(1)	On this date, the Board of Directors’ C&HR Committee approved the 2020 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)	Amounts represent potential awards under the 2020 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2020

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	2020	Bankwide Component(1) (100% of Opportunity)
	Annual Salary	Threshold	Target	Maximum	Actual Result (2)

		Bank Performance			Bankwide Component(3)	Total Communicated Award (4)	Current Communicated Incentive Award(5)
President		50%	80%	100%
José R. González President & Chief Executive Officer	$996,000	$498,000	$796,800	$996,000	$963,186	$963,186	$481,593

Other NEOs		30%	50%	75%
Kevin M. Neylan Senior Vice President, Chief Financial Officer	$550,000	$165,000	$275,000	$412,500	$393,736	$393,736	$196,868

Melody J. Feinberg Senior Vice President, Chief Risk Officer	$475,000	$142,500	$237,500	$356,250	$340,045	$340,045	$170,022

Adam Goldstein Senior Vice President, Chief Business Officer	$400,000	$120,000	$200,000	$300,000	$286,353	$286,353	$143,177

Philip A. Scott Senior Vice President, Chief Capital Markets Officer	$490,438	$147,131	$245,219	$367,829	$351,096	$351,096	$175,548

1	Each NEO’s Incentive Compensation is weighted at 100% Bank Performance.
2	Overall weighted average result for Bankwide goals including employees in the Risk Management Group was 86.3% above target. Payments are interpolated between the target and maximum amounts.
3	The Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by 86.3%.
4	There may be small differences in the calculated payout amounts due to rounding.
5	The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2021 for performance in 2020. [Refer to Section III d (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

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

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2021	2020	% Increase*
José R. González	$996,000	$996,000	-
Kevin M. Neylan	$565,950	$550,000	2.90%
Melody J. Feinberg	$488,775	$475,000	2.90%
Adam Goldstein	$414,400	$400,000	3.60%
Philip A. Scott	$508,094	$490,438	3.60%

* The FHFA issued non-objections to the proposed 2021 base salary merit increases (retroactive to January 1, 2021) for the Bank’s NEOs (except the CEO) , the last of which was issued on July 16, 2021. See Section I a) in the Compensation Discussion and Analysis portion of Part III, Item 11 of this Form 10-K.

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

	Pension Benefits
		Number of Years Credited	Present Value of Accumulated	Payment During Last
Name	Plan Name	Service(1)	Benefit(2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	6.83	$588,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	6.83	$5,333,000	$-
Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	19.33	$2,442,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	19.33	$5,453,000	$-
Melody J. Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.83	$694,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.83	$1,063,000	$-
Adam Goldstein	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	23.08	$1,600,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	23.08	$1,803,000	$-
Philip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.00	$1,221,000	$-
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.00	$1,973,000	$-

(1)	Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2020.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2020
Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
José R. González
DC BEP	$77,420	$77,659	$59,926	$-	$479,818
NDICP	$-	$-	$-	$-	$-
Kevin M. Neylan
DC BEP	$82,360	$43,189	$20,766	$-	$482,093
NDICP	$108,929	$-	$14,770	$-	$356,596
Melody J. Feinberg
DC BEP	$67,404	$36,236	$9,784	$-	$159,370
NDICP	$283,002	$-	$90,334	$-	$950,016
Adam Goldstein
DC BEP	$1,768	$13,733	$964	$-	$16,465
NDICP	$-	$-	$-	$-	$-
Philip A. Scott
DC BEP	$65,546	$37,414	$42,484	$-	$288,301
NDICP	$230,700	$-	$89,918	$-	$809,662

(1)	These amounts as they pertain to the DC BEP and NDICP are also included in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our DC BEP and NDICP).

(2)	These totals as they pertain to the DC BEP are also included in the “All Other Compensation” column of the Summary Compensation Table. There are no registrant contributions in connection with the NDICP.

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2020 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to Calculate Severance Amount	2020 Annual Base Salary	Severance Amount Based on Years of Service*
José R. González	28	$996,000	$536,308
Kevin M. Neylan	36	$550,000	$380,769
Melody J. Feinberg	36	$475,000	$328,846
Adam Goldstein	36	$400,000	$276,923
Philip A. Scott	36	$490,438	$339,534

*	Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

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

Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2020 Bank Merger or Acquisition

Provision	José Gonzàlez	Kevin Neylan	Melody Feinberg	Adam Goldstein	Philip Scott
Amount equal to the executive's average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. Gonzàlez , and 1.5 for Messrs. Neylan, Goldstein, and Ms. Feinberg	$2,899,901	$798,417	$669,406	$550,000	$686,356
Amount equal to the executive's full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Goldstein, Scott, and Ms. Feinberg	$2,200,640	$386,286	$318,750	$255,000	$305,455
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and their dependents, if any, during the twelve (12) months prior to the executive's employment termination date	$19,998	$27,255	$1,845	$27,093	$18,626
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan ("Nonqualified DB BEP") of three (3) years for Mr. Gonzalez and one and one-half (1.5) years for Messrs. Neylan, Goldstein, Scott, and Ms. Feinberg	$5,469,931	$690,108	$414,958	$271,370	$408,952
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. Gonzalez and one and one-half (1.5) years for Messrs. Neylan, Goldstein, Scott and Ms. Feinberg	$179,280	$49,500	$42,750	$36,000	$44,139
Total value of contract	$10,799,750	$1,981,566	$1,477,709	$1,169,463	$1,493,528

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

CEO Pay Ratio

For the year ended December 31, 2020, the ratio of our CEO’s Total Compensation to the FHLBNYs median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 14.2:1. Total Compensation of the Median Employee for 2020 is calculated in the same manner “Total Compensation” for 2020 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2020, the Total Compensation of the Median Employee was $253,970 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $3,617,129.

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2020 (whole dollars):

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John R. Buran	$145,000	$—	$—	$—	$—	$—	$145,000
Larry E. Thompson	125,000	—	—	—	—	—	125,000
Kevin Cummings	122,000	—	—	—	—	—	122,000
Joseph R. Ficalora	112,500	—	—	—	—	—	112,500
Jay M. Ford	112,500	—	—	—	—	—	112,500
Michael M. Horn	122,000	—	—	—	—	—	122,000
Thomas L. Hoy	122,000	—	—	—	—	—	122,000
David R. Huber	112,500	—	—	—	—	—	112,500
Charles E. Kilbourne, III	112,500	—	—	—	—	—	112,500
Gerald H. Lipkin	112,500	—	—	—	—	—	112,500
Kenneth J. Mahon	112,500	—	—	—	—	—	112,500
Christopher P. Martin	112,500	—	—	—	—	—	112,500
Richard S. Mroz	122,000	—	—	—	—	—	122,000
David J. Nasca	112,500	—	—	—	—	—	112,500
C. Cathleen Raffaeli	112,500	—	—	—	—	—	112,500
Stephen S. Romaine	112,500	—	—	—	—	—	112,500
DeForest B. Soaries, Jr.	122,000	—	—	—	—	—	122,000
Carlos J. Vázquez	122,000	—	—	—	—	—	122,000
Ángela Weyne	112,500	—	—	—	—	—	112,500
Total Fees	$2,239,500	$—	$—	$—	$—	$—	$2,239,500

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

Director Fee Opportunities — 2020 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(b)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs(a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2020 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs(a)	$122,000
All Other Directors	$112,500

Director Fee Opportunities — 2021 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(b)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs(a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2021 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs(a)	$122,000
All Other Directors	$112,500

(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(b)	The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Committee Chairs. The numbers in this column also represent payments for each of seven meetings attended by all other Directors. If an eighth meeting is attended by the other Directors, they will receive $14,080 for that eighth meeting.

Director Compensation Policy: Director Expenses

The Director Compensation Policy also authorizes us to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:

☐	Meetings of the Board and Board Committees
☐	Meetings requested by the Federal Housing Finance Agency
☐	Meetings of Federal Home Loan Bank System committees
☐	Federal Home Loan Bank System director orientation meetings
☐	Meetings of the Council of Federal Home Loan Banks and Council committees
☐	Attendance at other events on behalf of the Bank with prior approval

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Exhibit No.	Exhibit Description	Filed with this Form 10-K/A

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ Kevin M. Neylan
Kevin M. Neylan
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2021