Form 10-Q
period 2021-09-30
Federal Home Loan Bank of New York
filed 2021-11-12
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2021 was 45,108,609.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks (Note 3)	$118,754	$1,896,155
Interest-bearing deposits (Note 4)	675,000	685,000
Securities purchased under agreements to resell (Note 4)	—	4,650,000
Federal funds sold (Note 4)	8,628,000	6,280,000
Trading securities (Note 5) (Includes $368,864 pledged as collateral at September 30, 2021 and $630,372 at December 31, 2020)	4,377,199	11,742,965
Equity Investments (Note 6)	91,813	80,369
Available-for-sale securities, net of unrealized gains (losses) of $176,495 at September 30, 2021 and $280,626 at December 31, 2020 (Note 7)	5,458,612	3,435,945
Held-to-maturity securities, net of allowance for credit losses of $350 at September 30, 2021 and $980 at December 31, 2020 (Note 8) (Includes $2,729 pledged as collateral at September 30, 2021 and $2,680 at December 31, 2020)	9,844,952	12,873,646
Advances (Note 9) (Includes $0 at September 30, 2021 and December 31, 2020 at fair value under the fair value option)	70,547,573	92,067,104
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,044 at September 30, 2021 and $7,073 at December 31, 2020 (Note 10)	2,417,656	2,899,712
Accrued interest receivable	120,562	189,454
Premises, software, and equipment	81,758	77,628
Operating lease right-of-use assets (Note 19)	66,917	70,733
Derivative assets (Note 17)	241,365	36,669
Other assets	6,726	11,003
Total assets	$102,676,887	$136,996,383

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,421,802	$1,677,526
Non-interest-bearing demand	44,113	70,437
Term	—	5,000
Total deposits	1,465,915	1,752,963

Consolidated obligations, net (Note 12)
Bonds (Includes $10,811,362 at September 30, 2021 and $16,580,464 at December 31, 2020 at fair value under the fair value option)	61,454,356	69,716,298
Discount notes (Includes $0 at September 30, 2021 and $7,133,755 at December 31, 2020 at fair value under the fair value option)	32,768,402	57,658,838
Total consolidated obligations	94,222,758	127,375,136

Mandatorily redeemable capital stock (Note 14)	2,170	2,991

Accrued interest payable	125,260	117,982
Affordable Housing Program (Note 13)	144,803	148,827
Derivative liabilities (Note 17)	40,831	70,760
Other liabilities	183,391	186,550
Operating lease liabilities (Note 19)	80,405	84,475
Total liabilities	96,265,533	129,739,684

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 44,471 at September 30, 2021 and 53,669 at December 31, 2020	4,447,124	5,366,830
Retained earnings
Unrestricted	1,113,113	1,135,341
Restricted (Note 14)	816,820	774,275
Total retained earnings	1,929,933	1,909,616
Total accumulated other comprehensive income (loss)	34,297	(19,747)
Total capital	6,411,354	7,256,699
Total liabilities and capital	$102,676,887	$136,996,383

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2021 and 2020

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Advances, net (Note 9)	$116,229	$193,003	$379,624	$983,798
Interest-bearing deposits (Note 4)	311	581	908	3,190
Securities purchased under agreements to resell (Note 4)	9	957	485	27,657
Federal funds sold (Note 4)	2,825	2,082	6,989	32,743
Trading securities (Note 5)	16,871	48,708	85,249	174,589
Available-for-sale securities (Note 7)	18,346	14,742	50,511	46,459
Held-to-maturity securities (Note 8)	55,606	73,303	179,479	256,906
Mortgage loans held-for-portfolio (Note 10)	17,206	21,336	53,966	71,694
Loans to other FHLBanks (Note 20)	—	—	1	33

Total interest income	227,403	354,712	757,212	1,597,069

Interest expense
Consolidated obligation bonds (Note 12)	84,488	110,066	267,323	643,549
Consolidated obligation discount notes (Note 12)	14,593	63,582	59,590	386,392
Deposits (Note 11)	116	208	291	3,582
Mandatorily redeemable capital stock (Note 14)	25	65	87	200
Cash collateral held and other borrowings	4	28	41	102

Total interest expense	99,226	173,949	327,332	1,033,825

Net interest income before provision for credit losses	128,177	180,763	429,880	563,244

Provision (Reversal) for credit losses	(1,652)	2,536	(4,609)	5,702

Net interest income after provision for credit losses	129,829	178,227	434,489	557,542

Other income (loss)
Service fees and other	4,334	4,133	12,893	13,373
Instruments held under the fair value option gains (losses) (Note 18)	315	7,107	4,248	(4,283)
Derivative gains (losses) (Note 17)	3,263	10,849	2,872	(157,242)
Trading securities gains (losses) (Note 5)	(16,115)	(39,693)	(77,298)	116,182
Equity investments gains (losses) (Note 6)	(482)	3,096	6,357	2,374
Litigation settlement	33	225	33	225

Total other income (loss)	(8,652)	(14,283)	(50,895)	(29,371)

Other expenses
Operating	16,943	17,037	49,361	48,602
Compensation and benefits	23,275	22,957	70,755	68,599
Finance Agency and Office of Finance	5,514	4,850	16,520	13,894
Other expenses	2,323	6,654	10,591	15,024

Total other expenses	48,055	51,498	147,227	146,119

Income before assessments	73,122	112,446	236,367	382,052

Affordable Housing Program Assessments (Note 13)	7,314	11,251	23,645	38,225

Net income	$65,808	$101,195	$212,722	$343,827

Basic earnings per share (Note 15)	$1.41	$1.64	$4.21	$5.46

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2021 and 2020

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Income	$65,808	$101,195	$212,722	$343,827
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(38,820)	6,216	(104,131)	187,328
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	—
Reclassification of non-credit portion included in net income	—	—	—	—
Accretion of non-credit portion	355	478	2,874	1,535
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	355	478	2,874	1,535
Net change due to hedging activities
Cash flow hedges (a)	16,309	18,070	82,378	(140,542)
Fair value hedges (b)	22,022	7,520	64,832	(51,318)
Total net change due to hedging activities	38,331	25,590	147,210	(191,860)
Net change in pension and postretirement benefits	4,788	1,277	8,091	3,830
Total other comprehensive income (loss)	4,654	33,561	54,044	833
Total comprehensive income (loss)	$70,462	$134,756	$266,766	$344,660

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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2021 and 2020

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2020	63,342	$6,334,135	$1,150,181	$734,325	$1,884,506	$(80,533)	$8,138,108

Proceeds from issuance of capital stock	6,721	672,165	—	—	—	—	672,165
Repurchase/redemption of capital stock	(10,079)	(1,007,894)	—	—	—	—	(1,007,894)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	—	—	—	—	(2,743)
Cash dividends ($1.39 per share) on capital stock	—	—	(95,433)	—	(95,433)	—	(95,433)
Comprehensive income (loss)	—	—	80,956	20,239	101,195	33,561	134,756

Balance, September 30, 2020	59,957	$5,995,663	$1,135,704	$754,564	$1,890,268	$(46,972)	$7,838,959

Balance, June 30, 2021	48,673	$4,867,291	$1,119,935	$803,658	$1,923,593	$29,643	$6,820,527

Proceeds from issuance of capital stock	5,327	532,698	—	—	—	—	532,698
Repurchase/redemption of capital stock	(9,529)	(952,865)	—	—	—	—	(952,865)
Cash dividends ($1.14 per share) on capital stock	—	—	(59,468)	—	(59,468)	—	(59,468)
Comprehensive income (loss)	—	—	52,646	13,162	65,808	4,654	70,462

Balance, September 30, 2021	44,471	$4,447,124	$1,113,113	$816,820	$1,929,933	$34,297	$6,411,354

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Adjustments to opening balances (b)	—	—	14,431	—	14,431	—	14,431
Proceeds from issuance of capital stock	50,030	5,003,049	—	—	—	—	5,003,049
Repurchase/redemption of capital stock	(47,833)	(4,783,309)	—	—	—	—	(4,783,309)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	—	—	—	—	(2,743)
Cash dividends ($4.46 per share) on capital stock	—	—	(269,024)	—	(269,024)	—	(269,024)
Comprehensive income (loss)	—	—	275,061	68,766	343,827	833	344,660

Balance, September 30, 2020	59,957	$5,995,663	$1,135,704	$754,564	$1,890,268	$(46,972)	$7,838,959

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	19,430	1,943,031	—	—	—	—	1,943,031
Repurchase/redemption of capital stock	(28,627)	(2,862,652)	—	—	—	—	(2,862,652)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($3.57 per share) on capital stock	—	—	(192,405)	—	(192,405)	—	(192,405)
Comprehensive income (loss)	—	—	170,177	42,545	212,722	54,044	266,766
Balance, September 30, 2021	44,471	$4,447,124	$1,113,113	$816,820	$1,929,933	$34,297	$6,411,354

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Adjustments include a charge to retained earnings of $3.8 million at the adoption of ASU 2016-13 on January 1, 2020; in June 2020, we recorded an increase to retained earnings of $18.2 million, which represented the FHLBNY’s share of cash distribution received when Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks. For more information, see Distribution received from Financing Corporation in Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020
Operating activities

Net Income	$212,722	$343,827

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	2,764	(243,626)
Concessions on consolidated obligations	2,457	3,500
Premises, software, and equipment	9,285	7,946
Provision (Reversal) for credit losses	(4,609)	5,702
Change in net fair value adjustments on derivatives and hedging activities (b)	391,552	(603,475)
Net realized and unrealized (gains) losses on trading securities	77,298	(116,182)
Change in fair value on Equity Investments	(3,821)	(1,716)
Change in fair value adjustments on financial instruments held at fair value	(4,248)	4,283
Net change in:
Accrued interest receivable	68,909	116,976
Derivative assets due to accrued interest	30,507	240,239
Derivative liabilities due to accrued interest	(92,877)	(125,660)
Other assets	4,573	1,773
Affordable Housing Program liability	(4,024)	4,458
Accrued interest payable	7,278	(39,609)
Other liabilities	43	2,557
Total adjustments	485,087	(742,834)
Net cash provided by (used in) operating activities	$697,809	$(399,007)
Investing activities
Net change in:
Interest-bearing deposits	$77,474	$(1,237,918)
Securities purchased under agreements to resell	4,650,000	11,585,000
Federal funds sold	(2,348,000)	966,000
Deposits with other FHLBanks	11	(72)
Premises, software, and equipment	(13,415)	(16,245)
Trading securities:
Purchased	(2,412,758)	(3,333,433)
Repayments	9,682,153	1,850,738
Proceeds from sales	—	4,292,913
Equity Investments:
Purchased	(10,090)	(10,024)
Proceeds from sales	2,466	1,825
Available-for-sale securities:
Purchased	(889,263)	(489,130)
Repayments	131,431	49,363
Held-to-maturity securities:
Long-term securities
Purchased	(194,332)	(286,053)
Repayments	1,839,345	1,693,437
Advances:
Principal collected	293,707,453	450,650,767
Made	(272,889,999)	(454,872,494)
Mortgage loans held-for-portfolio:
Principal collected	627,228	515,139
Purchased	(152,000)	(411,852)
Proceeds from sales of REO	102	442
Net cash provided by (used in) investing activities	$31,807,806	$10,948,403

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020
Financing activities
Net change in:
Deposits and other borrowings	$(388,243)	$690,210
Partial recovery of prior capital distribution to Financing Corporation	—	18,204
Derivative contracts with financing element	(2,320)	(5,049)
Consolidated obligation bonds:
Proceeds from issuance	44,016,429	59,823,060
Payments for maturing and early retirement	(52,134,214)	(66,949,288)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	173,984	—
Consolidated obligation discount notes:
Proceeds from issuance	467,348,752	734,342,359
Payments for maturing	(492,184,472)	(738,530,592)
Capital stock:
Proceeds from issuance of capital stock	1,943,031	5,003,049
Payments for repurchase/redemption of capital stock	(2,862,652)	(4,783,309)
Redemption of mandatorily redeemable capital stock	(906)	(4,538)
Cash dividends paid (d)	(192,405)	(269,024)
Net cash provided by (used in) financing activities	$(34,283,016)	$(10,664,918)
Net increase (decrease) in cash and due from banks	(1,777,401)	(115,522)
Cash and due from banks at beginning of the period (e)	1,896,155	603,241
Cash and due from banks at end of the period (e)	$118,754	$487,719

Supplemental disclosures:
Interest paid	$463,257	$858,482
Interest paid for Discount Notes (f)	$62,406	$445,801
Affordable Housing Program payments (g)	$27,669	$33,767
Transfers of mortgage loans to real estate owned	$315	$135
Capital stock subject to mandatory redemption reclassified from equity	$85	$2,743
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$1,376,212	$—
AFS HFA bonds were tendered and re-issued from Libor to SOFR index (i)	$686,340	$—

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the nine months ended September 30, 2020, compared to the same period of 2021 in parallel with greater usage of discount notes in the nine months ended September 30, 2020. As a result, the impact on operating cash flows was also larger in the nine months ended September 30, 2020.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the nine months ended September 30, 2021, derivatives and hedging activities provided $391.6 million in cash flows; in the nine months ended September 30, 2020, derivatives and hedging activities used $603.5 million in cash flows. The changes were consistent with the significant decline in benchmark interest rates in the current year period; additionally, lower amounts of margins were posted to derivative counterparties in the current year period.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to-maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the Libor to SOFR-OIS index.

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we have begun to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR-OIS and have successfully made the transition to SOFR-OIS for a significant number of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR.

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the second quarter of 2021, we reclassified $1.4 billion of LIBOR-indexed securities from held-to-maturity to available-for-sale as a one-time election.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at September 30, 2021 and December 31, 2020. There were no restricted cash balances at September 30, 2021 and December 31, 2020.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $30.4 million at September 30, 2021 and $32.4 million at December 31, 2020. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.7 billion at September 30, 2021 and December 31, 2020. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at September 30, 2021 and December 31, 2020. Accrued interest receivable was de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $8.6 billion at September 30, 2021 and $6.3 billion at December 31, 2020 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at September 30, 2021 and December 31, 2020. Accrued interest receivable was de minimis, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — There were no outstanding Securities purchased under agreements to resell at September 30, 2021. At December 31, 2020, Securities purchased under agreements to resell were recorded at amortized cost basis of $4.7 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. There were no outstanding accrued interest receivables for Securities purchased under agreement to resell at September 30, 2021. Accrued interest receivables for Securities purchased under agreements to resell was $10.0 thousand at December 31, 2020. No allowance for credit losses was recorded for accrued interest receivables of Securities purchased under agreements to resell as interest due was collected.

U.S. Treasury securities at market values of $4.7 billion at December 31, 2020 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $61.4 million and $824.5 million for the three and nine months ended September 30, 2021, respectively. For the twelve months ended December 31, 2020, transaction balances averaged $4.4 billion. Interest income from securities purchased under agreements to resell was $9 thousand and $0.5 million for the three and nine months ended September 30, 2021 compared to $1.0 million and $27.7 million for the same periods in the prior year. No overnight investments had been executed bilaterally with counterparties at September 30, 2021 and December 31, 2020. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at September 30, 2021 and December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at September 30, 2021 and December 31, 2020 (in thousands):

Fair value	September 30, 2021	December 31, 2020
Corporate notes	$—	$2,164
U.S. Treasury notes	4,377,199	11,240,915
U.S. Treasury bills	—	499,886
Total trading securities	$4,377,199	$11,742,965

The carrying values of trading securities included net unrealized fair value gains of $10.3 million at September 30, 2021 and $87.6 million at December 31, 2020. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $368.9 million at September 30, 2021 and $630.4 million at December 31, 2020 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2021
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
Corporate notes	$—	$—	$—	$—
U.S. Treasury notes	1,965,716	1,698,555	712,928	4,377,199
U.S. Treasury bills	—	—	—	—
Total trading securities	$1,965,716	$1,698,555	$712,928	$4,377,199
Yield on trading securities	1.34%	1.40%	1.40%

	December 31, 2020
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
Corporate notes	$—	$2,164	$—	$2,164
U.S. Treasury notes	9,563,920	1,676,995	—	11,240,915
U.S. Treasury bills	499,886	—	—	499,886
Total trading securities	$10,063,806	$1,679,159	$—	$11,742,965
Yield on trading securities	1.66%	1.79%	—%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,816	$—	$—	$4,816
Equity funds	36,738	20,148	(2,220)	54,666
Fixed income funds	31,987	638	(294)	32,331
Total Equity Investments (a)	$73,541	$20,786	$(2,514)	$91,813

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,164	$—	$—	$4,164
Equity funds	36,833	15,325	(1,909)	50,249
Fixed income funds	24,920	1,146	(110)	25,956
Total Equity Investments (a)	$65,917	$16,471	$(2,019)	$80,369

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(1,545)	$2,888	$3,821	$1,716
Net gains (losses) recognized during the period on equity investments sold during the period	713	—	1,434	—
Net dividend and other	350	208	1,102	658
Net gains (losses) recognized during the period	$(482)	$3,096	$6,357	$2,374

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at September 30, 2021 and December 31, 2020, respectively.

The following tables provide major security types (in thousands):

	September 30, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$901,305	$11		$(124)		$901,192
Mortgage-backed securities
Floating
CMO	617,841	9,643		—		627,484
CMBS	1,137	—		—		1,137
PASS THRU	5,483	250		—		5,733
Total Floating	624,461	9,893		—		634,354
Fixed
CMBS	3,756,351	205,556		(38,841)		3,923,066
Total Fixed	3,756,351	205,556		(38,841)		3,923,066
MBS AFS Before Hedging Adjustments	4,380,812	215,449	(a)	(38,841)	(a)	4,557,420
Hedging Basis Adjustments in AOCI	(20,780)	20,780	(b)	—		—
Total Available-for-sale securities (MBS)	4,360,032	236,229		(38,841)		4,557,420
Total Available-for-sale securities	$5,261,337	$236,240		$(38,965)		$5,458,612

	December 31, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$277,372	$3,960		$—		$281,332
Total Floating	277,372	3,960		—		281,332
Fixed
CMBS	2,877,947	282,913		(6,247)		3,154,613
Total Fixed	2,877,947	282,913		(6,247)		3,154,613
AFS Before Hedging Adjustments	3,155,319	286,873	(a)	(6,247)	(a)	3,435,945
Hedging Basis Adjustments in AOCI	44,052	(44,052)	(b)	—		—
Total Available-for-sale securities	$3,199,371	$242,821		$(6,247)		$3,435,945

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at September 30, 2021 recorded $20.8 million of hedge basis losses; at December 31, 2020, hedge basis gains of $44.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2021 and December 31, 2020, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2021.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$888,205	$(18,684)	$459,454	$(20,157)	$1,347,659	$(38,841)
State and local housing finance agency obligations	686,280	(61)	23,902	(63)	710,182	(124)
Total Temporarily Impaired	$1,574,485	$(18,745)	$483,356	$(20,220)	$2,057,841	$(38,965)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)
Total Temporarily Impaired	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$23,965	$23,902	$—	$—
Due after ten years	877,340	877,290	—	—
State and local housing finance agency obligations	$901,305	$901,192	$—	$—

Mortgage-backed securities
Due in one year or less	$1,138	$1,138	$—	$—
Due after one year through five years	842,896	898,259	332,752	364,081
Due after five year through ten years	2,744,575	2,876,410	2,550,443	2,750,824
Due after ten years	771,423	781,613	316,176	321,040
Mortgage-backed securities	$4,360,032	$4,557,420	$3,199,371	$3,435,945
Total Available-for-Sale securities	$5,261,337	$5,458,612	$3,199,371	$3,435,945

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $56.3 million and $41.1 million at September 30, 2021 and December 31, 2020, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed Securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$617,841	$627,484	$277,372	$281,332
CMBS - LIBOR	1,137	1,137	—	—
PASS THRU	5,483	5,733	—	—
Total Floating	624,461	634,354	277,372	281,332
Fixed
CMBS - LIBOR	3,735,571	3,923,066	2,921,999	3,154,613
Total Fixed	3,735,571	3,923,066	2,921,999	3,154,613
Total Mortgage-backed securities	4,360,032	4,557,420	3,199,371	3,435,945
State and local housing finance agency obligations
Floating	901,305	901,192	—	—
Total Available-for-Sale securities	$5,261,337	$5,458,612	$3,199,371	$3,435,945

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$35,442	$—	$—	$35,442	$4,596	$—	$40,038
Freddie Mac	5,744	—	—	5,744	859	—	6,603
Total pools of mortgages	41,186	—	—	41,186	5,455	—	46,641

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	343,345	—	—	343,345	2,554	(188)	345,711
Freddie Mac	352,509	—	—	352,509	3,343	(37)	355,815
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	695,854	—	—	695,854	5,897	(225)	701,526

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,371,160	—	—	1,371,160	32,214	(742)	1,402,632
Freddie Mac	7,477,722	—	—	7,477,722	416,307	(3,982)	7,890,047
Total commercial mortgage-backed securities	8,848,882	—	—	8,848,882	448,521	(4,724)	9,292,679

Non-GSE MBS (c)
CMOs/REMICs	3,270	(234)	(269)	2,767	236	(53)	2,950

Asset-Backed Securities (c)
Manufactured housing (insured)	19,525	—	—	19,525	551	—	20,076
Home equity loans (insured)	38,307	—	(1,239)	37,068	7,766	—	44,834
Home equity loans (uninsured)	12,718	—	(1,207)	11,511	1,615	(98)	13,028
Total asset-backed securities	70,550	—	(2,446)	68,104	9,932	(98)	77,938

Total MBS	9,659,742	(234)	(2,715)	9,656,793	470,041	(5,100)	10,121,734

Other
State and local housing finance agency obligations	188,275	(116)	—	188,159	23	(17,904)	170,278

Total Held-to-maturity securities	$9,848,017	$(350)	$(2,715)	$9,844,952	$470,064	$(23,004)	$10,292,012

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$47,558	$—	$—	$47,558	$6,626	$—	$54,184
Freddie Mac	9,813	—	—	9,813	1,305	—	11,118
Total pools of mortgages	57,371	—	—	57,371	7,931	—	65,302

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	942,268	—	—	942,268	9,204	(830)	950,642
Freddie Mac	604,713	—	—	604,713	5,709	(385)	610,037
Ginnie Mae	6,458	—	—	6,458	108	—	6,566
Total CMOs/REMICs	1,553,439	—	—	1,553,439	15,021	(1,215)	1,567,245

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,570,197	—	—	1,570,197	53,905	(1,428)	1,622,674
Freddie Mac	8,503,433	—	—	8,503,433	591,514	(5,142)	9,089,805
Total commercial mortgage-backed securities	10,073,630	—	—	10,073,630	645,419	(6,570)	10,712,479

Non-GSE MBS(c)
CMOs/REMICs	3,824	(257)	(294)	3,273	146	(71)	3,348

Asset-Backed Securities(c)
Manufactured housing (insured)	23,763	—	—	23,763	768	—	24,531
Home equity loans (insured)	52,262	—	(3,308)	48,954	13,340	(52)	62,242
Home equity loans (uninsured)	17,450	—	(1,986)	15,464	2,588	(284)	17,768
Total asset-backed securities	93,475	—	(5,294)	88,181	16,696	(336)	104,541
Total MBS	11,781,739	(257)	(5,588)	11,775,894	685,213	(8,192)	12,452,915

Other
State and local housing finance agency obligations (e)	1,097,752	—	—	1,097,752	76	(21,562)	1,076,266

Total Held-to-maturity securities	$12,879,491	$(257)	$(5,588)	$12,873,646	$685,289	$(29,754)	$13,529,181

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
(e)	Amortized costs at December 31, 2020 include allowances for credit losses of $0.7 million.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.7 million at September 30, 2021 and $2.7 million at December 31, 2020, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities - The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Number of investment positions that were in an unrealized loss position was 26 and 42 at September 30, 2021 and December 31, 2020, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds - The FHLBNY’s investments in Housing finance agency bonds reported gross unrealized losses of $17.9 million and $21.6 million at September 30, 2021 and December 31, 2020, respectively. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were 5 and 18 at September 30, 2021 and December 31, 2020. Probability default analysis at September 30, 2021 and December 31, 2020 recorded cumulative credit losses of $0.1 million and $0.7 million respectively.

Accrued interest receivable for HTM housing finance agency bonds was $0.2 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively. No allowance for credit losses was recorded as interest due is expected to be collected.

Our investments are performing to their contractual terms, and management has concluded that the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations. The credit enhancements may include additional support from monoline insurance companies, reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments and the general obligation of the State issuing the bond.

Private-label mortgage-backed securities - Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million and $0.3 million were recognized at September 30, 2021 and December 31, 2020. Certain securities are insured by monoline insurers, and we have analyzed their guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2021, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 8 at September 30, 2021 and 10 at December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$3,340	$3,349	$30,867	$30,758
Due after five years through ten years	100	100	100	100
Due after ten years	184,835	166,829	1,066,785	1,045,408
State and local housing finance agency obligations	$188,275	$170,278	$1,097,752	$1,076,266

Mortgage-backed securities
Due in one year or less	$416,786	$417,694	$690,206	$694,962
Due after one year through five years	2,787,162	2,881,881	2,991,105	3,114,446
Due after five years through ten years	5,506,875	5,854,138	6,137,440	6,629,839
Due after ten years	948,919	968,021	1,962,988	2,013,668
Mortgage-backed securities	$9,659,742	$10,121,734	$11,781,739	$12,452,915

Total Held-to-Maturity Securities	$9,848,017	$10,292,012	$12,879,491	$13,529,181

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $49.6 million at September 30, 2021 and $57.4 million at December 31, 2020 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2021			December 31, 2020
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$6,034	1.09%	—%	$—	—%	—%
Due in one year or less	38,710,313	0.68	55.36	51,202,647	0.65	56.42
Due after one year through two years	7,297,548	1.57	10.44	11,520,983	1.52	12.70
Due after two years through three years	5,744,511	1.46	8.22	7,734,061	1.65	8.52
Due after three years through four years	4,406,435	1.55	6.30	4,400,913	1.55	4.85
Due after four years through five years	2,158,153	1.43	3.09	3,770,927	1.50	4.16
Thereafter	11,600,711	1.84	16.59	12,111,628	1.87	13.35
Total par value	69,923,705	1.10%	100.00%	90,741,159	1.09%	100.00%
Hedge valuation basis adjustments (b)	623,868			1,325,945
Total	$70,547,573			$92,067,104

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Monitoring and Evaluating Credit Losses on Advances

Our credit and collateral practices have not identified allowance for credit losses at September 30, 2021 and December 31, 2020 or in the periods in 2020. Accrued interest receivable was $70.0 million and $89.6 million at September 30, 2021 and December 31, 2020, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of September 30, 2021. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of September 30, 2021, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2021 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of September 30, 2021.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 41.9% and 35.6% of total advances at September 30, 2021 and December 31, 2020, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of September 30, 2021, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program - the Mortgage Asset Program (MAP®). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At September 30, 2021, mortgage loans under the MAP program were at carrying value of $111.8 million.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2021		December 31, 2020

	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$148,894	6.55%	$178,968	6.25%
Fixed long-term single-family mortgages	2,124,871	93.45	2,682,955	93.75
Total unpaid principal balance	$2,273,765	100.00%	$2,861,923	100.00%

Unamortized premiums	33,829		43,103
Unamortized discounts	(916)		(1,246)
Basis adjustment (b)	2,099		2,691

Total MPF loans amortized cost	$2,308,777		$2,906,471
MPF allowance for credit losses	(2,921)		(7,073)
MPF loans held-for-portfolio	$2,305,856		$2,899,398
MAP loans held-for-portfolio	$111,800		$314
Total mortgage loans held-for-portfolio at carrying value	$2,417,656		$2,899,712

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.2 million and $43.9 million at September 30, 2021 and December 31, 2020, respectively. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.5 million and $1.7 million for the three and nine months ended September 30, 2021 and $0.7 million and $2.0 million for the same periods in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into Aggregate Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $1.6 million at September 30, 2021 and $4.5 thousand at December 31, 2020.

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

Mortgage loans are evaluated for credit losses on an individual basis. The following table presents the cumulative loan loss allowances at each of the dates (in thousands):

		Reserves/(Recoveries)
	December 31, 2020	Recorded in 2021	September 30, 2021

Allowance for Credit Losses	$7,073	$(4,029)	$3,044

Our allowance for credit loss of $3.0 million at September 30, 2021 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that accumulates to less than $5 million in life-time losses. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Evaluation of Credit Losses under CECL - Mortgage loans are evaluated for credit losses using the practical expedient for collateral dependent assets. We consider a conventional mortgage loan as a collateral dependent loan because we expect repayment to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. We may estimate the applicable fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are exceeded. Expected recoveries of prior charge-offs would be included in the allowance for credit loss.

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

Accrued interest receivable was $11.5 million at September 30, 2021 and $14.2 million at December 31, 2020. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

No MAP loans were in a delinquent status at September 30, 2021 or December 31, 2020.

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$4,103	$6,534	$7,073	$653
Adjustment for cumulative effect of accounting change	—	—	—	2,972
Charge-offs	—	—	(50)	—
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(1,059)	2,566	(3,979)	5,475
Balance, at end of period	$3,044	$9,100	$3,044	$9,100

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	September 30, 2021	December 31, 2020
Total MPF Mortgage loans, carrying values net (a)	$2,305,856	$2,899,398
Non-performing MPF mortgage loans - Conventional (a)(b)	$31,008	$58,498
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$8,933	$14,760

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents UPB and would not agree to data reported in other tables at “amortized cost”.

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans ) in the MPF program (in thousands):

				Three months ended	Nine months ended
	September 30, 2021			September 30, 2021	September 30, 2021

	Unpaid			Average
	Principal	Related	Amortized Cost	Recorded
	Balance	Allowance	After Allowance	Investment (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,421,654	$—	$1,442,290	$1,423,570	$1,551,227
With a related allowance	685,312	(2,921)	693,858	760,232	815,650
Total measured for impairment	$2,106,966	$(2,921)	$2,136,148	$2,183,802	$2,366,877

	December 31, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,792,650	$—	$1,818,942	$1,903,273
With a related allowance	873,955	(7,073)	881,661	994,262
Total measured for impairment	$2,666,605	$(7,073)	$2,700,603	$2,897,535

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90-days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2021 and for the twelve months ended December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2021	December 31, 2020
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$2,106,966	$2,666,605
MPF Government-guaranteed or -insured mortgage loans	166,799	195,318
Total MPF loans - unpaid principal balance	$2,273,765	$2,861,923

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2021 and December 31, 2020, respectively.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$5,720	$3,792	$9,512
Past due 60 - 89 days	1,573	514	2,087
Past due 90 days or more	18,697	12,528	31,225
Total past due MPF mortgage loans	25,990	16,834	42,824
Current MPF mortgage loans	1,032,532	1,063,713	2,096,245
Current MAP Mortgage Loans	—	111,923	111,923
Total conventional Mortgage Loans	$1,058,522	$1,192,470	$2,250,992

	December 31, 2020
	Conventional Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:

Conventional Loans
Past due 30 - 59 days	$10,088	$9,768	$19,856
Past due 60 - 89 days	4,267	7,682	11,949
Past due 90 days or more	28,157	31,002	59,159
Total past due MPF mortgage loans	42,512	48,452	90,964
Current MPF mortgage loans	1,038,404	1,578,308	2,616,712
Current MAP mortgage loans	—	314	314
Total conventional loans	$1,080,916	$1,627,074	$2,707,990

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Other Delinquency Statistics (dollars in thousands):

	September 30, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$13,047	$5,927	$18,974
Serious delinquency rate (b)	1.52%	5.37%	1.80%
Past due 90 days or more and still accruing interest	$—	$9,046	$9,046
Loans on non-accrual status	$31,225	$—	$31,225
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$4,848	$995	$5,843
Modified loans under MPF® program	$426	$—	$426
Real estate owned (d)	$367	$—	$367

	December 31, 2020
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$23,645	$9,266	$32,911
Serious delinquency rate (b)	2.44%	8.05%	2.82%
Past due 90 days or more and still accruing interest	$—	$14,986	$14,986
Loans on non-accrual status	$59,159	$—	$59,159
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$6,802	$1,219	$8,021
Modified loans under MPF® program	$926	$—	$926
Real estate owned (d)	$133	$—	$133

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

The following table summarizes deposits (in thousands):

	September 30, 2021	December 31, 2020
Interest-bearing deposits
Interest-bearing demand	$1,421,802	$1,677,526
Term (a)	—	5,000
Total interest-bearing deposits	1,421,802	1,682,526
Non-interest-bearing demand	44,113	70,437
Total deposits (b)	$1,465,915	$1,752,963

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Average Interest	Amount	Average Interest
	Outstanding	Rate (b)	Outstanding	Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,421,802	0.03%	$1,682,526	0.26%
Non-interest-bearing deposits	44,113		70,437
Total deposits	$1,465,915		$1,752,963

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Consolidated obligation bonds-amortized cost	$61,049,484	$69,063,948
Hedge valuation basis adjustments	277,624	514,436
Hedge basis adjustments on de-designated hedges	126,811	132,450
FVO - valuation adjustments and accrued interest	437	5,464
Total Consolidated obligation bonds	$61,454,356	$69,716,298

Discount notes-amortized cost	$32,768,402	$57,642,972
Hedge value basis adjustments	—	321
FVO - valuation adjustments and remaining accretion	—	15,545
Total Consolidated obligation discount notes	$32,768,402	$57,658,838

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2021			December 31, 2020
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$26,957,790	0.48%	44.24%	$45,481,150	0.34%	66.00%
Over one year through two years	7,249,465	1.42	11.90	10,367,545	1.01	15.05
Over two years through three years	4,837,080	0.94	7.94	4,324,660	1.72	6.28
Over three years through four years	3,994,860	0.83	6.56	1,581,355	1.94	2.29
Over four years through five years	9,401,920	0.87	15.43	822,620	1.62	1.19
Thereafter	8,485,700	2.39	13.93	6,329,200	3.14	9.19

Total par value	60,926,815	0.98%	100.00%	68,906,530	0.84%	100.00%

Bond premiums (b)	146,700			184,084
Bond discounts (b)	(24,031)			(26,666)
Hedge valuation basis adjustments (c)	277,624			514,436
Hedge basis adjustments on de-designated hedges (d)	126,811			132,450
FVO (e) - valuation adjustments and accrued interest	437			5,464
Total Consolidated obligation-bonds	$61,454,356			$69,716,298

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)

Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our interest rate benchmarks are LIBOR, the Federal Funds-OIS index and the SOFR-OIS index.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$39,862,685	65.43%	$49,275,530	71.51%
Fixed-rate, callable	12,893,130	21.16	1,434,000	2.08
Step Up, callable	4,871,000	7.99	—	—
Floating rate, callable	250,000	0.41	—	—
Single-index floating rate	3,050,000	5.01	18,197,000	26.41

Total par value	$60,926,815	100.00%	$68,906,530	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020

Par value	$32,769,938	$57,668,646
Amortized cost	$32,768,402	$57,642,972
Hedge value basis adjustments (a)	—	321
FVO (b) - valuation adjustments and remaining accretion	—	15,545
Total discount notes	$32,768,402	$57,658,838
Weighted average interest rate	0.04%	0.15%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.

(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Beginning balance	$152,523	$159,464	$148,827	$153,894
Additions from current period’s assessments	7,314	11,251	23,645	38,225
Net disbursements for grants and programs	(15,034)	(12,363)	(27,669)	(33,767)
Ending balance	$144,803	$158,352	$144,803	$158,352

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $4.4 billion at September 30, 2021 and $5.4 billion at December 31, 2020.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2021		December 31, 2020
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$822,751	$6,379,228	$1,067,518	$7,279,437
Total capital-to-asset ratio	4.00%	6.21%	4.00%	5.31%
Total capital (b)	$4,107,075	$6,379,228	$5,479,855	$7,279,437
Leverage ratio	5.00%	9.32%	5.00%	7.97%
Leverage capital (c)	$5,133,844	$9,568,841	$6,849,819	$10,919,156

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2021	December 31, 2020

Redemption less than one year	$104	$127
Redemption from one year to less than three years	240	293
Redemption from three years to less than five years	260	317
Redemption from five years or greater	1,566	2,254

Total	$2,170	$2,991

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Beginning balance	$2,360	$3,841	$2,991	$5,129
Capital stock subject to mandatory redemption reclassified from equity	—	2,743	85	2,743
Redemption of mandatorily redeemable capital stock (a)	(190)	(3,250)	(906)	(4,538)
Ending balance	$2,170	$3,334	$2,170	$3,334
Accrued interest payable (b)	$26	$69	$26	$69

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 4.60% for the three months ended September 30, 2021 and 5.60% for the three months ended September 30, 2020. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $816.8 million and $774.3 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income	$65,808	$101,195	$212,722	$343,827

Net income available to stockholders	$65,808	$101,195	$212,722	$343,827

Weighted average shares of capital	46,700	61,837	50,525	62,999
Less: Mandatorily redeemable capital stock	(22)	(49)	(25)	(47)
Average number of shares of capital used to calculate earnings per share	46,678	61,788	50,500	62,952
Basic earnings per share	$1.41	$1.64	$4.21	$5.46

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Defined Benefit Plan	$2,500	$2,500	$7,500	$7,500
Benefit Equalization Plans (defined benefit and defined contribution)	2,847	2,753	9,113	7,414
Defined Contribution Plans	700	664	2,190	2,058
Postretirement Health Benefit Plan	76	62	229	184
Total retirement plan expenses	$6,123	$5,979	$19,032	$17,156

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$495	$391	$1,487	$1,175
Interest cost	529	587	1,588	1,761
Amortization of unrecognized net loss	1,478	1,141	4,432	3,421
Amortization of unrecognized past service cost	175	175	523	523

Net periodic benefit cost -Defined Benefit BEP	2,677	2,294	8,030	6,880

Benefit Equalization plans - Thrift and Deferred incentive compensation plans	170	459	1,083	534
Total	$2,847	$2,753	$9,113	$7,414

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost (benefits attributed to service during the period)	$16	$21	$48	$63
Interest cost on accumulated postretirement health benefit obligation	60	79	181	235
Amortization of (gain)/loss	—	(38)	—	(114)
Net periodic postretirement health benefit expense/(income)	$76	$62	$229	$184

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

	Hedging Instruments Under ASC 815
	September 30, 2021	December 31, 2020
Interest rate contracts
Interest rate swaps	$94,406,359	$127,077,867
Interest rate caps	800,000	800,000
Mortgage delivery commitments	21,868	9,777
Total interest rate contracts notionals	$95,228,227	$127,887,644

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

	September 30, 2021		December 31, 2020
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$189,239	$674,347	$232,355	$913,215
Cleared derivatives	243,747	242,192	205,505	211,259
Total gross recognized amount	432,986	916,539	437,860	1,124,474
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(71,529)	(633,639)	(197,385)	(849,880)
Cleared derivatives	(120,096)	(242,192)	(203,835)	(203,835)
Total gross amounts of netting adjustments and cash collateral	(191,625)	(875,831)	(401,220)	(1,053,715)
Net amounts after offsetting adjustments and cash collateral	$241,361	$40,708	$36,640	$70,759

Uncleared derivatives	$117,710	$40,708	$34,970	$63,335
Cleared derivatives	123,651	—	1,670	7,424
Total net amounts after offsetting adjustments and cash collateral	$241,361	$40,708	$36,640	$70,759

Derivative instruments - not nettable
Uncleared derivatives (a)	$4	$123	$29	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$117,714	$40,831	$34,999	$63,336
Cleared derivatives	123,651	—	1,670	7,424

Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$241,365	$40,831	$36,669	$70,760

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$368,864	$—	$630,372	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(100,163)	—	(20,687)	—
Total net amount of non-cash collateral received or repledged	$268,701	$—	$609,685	$—
Total net exposure cash and non-cash (e)	$510,066	$40,831	$646,354	$70,760
Net unsecured amount - Represented by:
Uncleared derivatives	$17,551	$40,831	$14,312	$63,336
Cleared derivatives	492,515	—	632,042	7,424
Total net exposure cash and non-cash (e)	$510,066	$40,831	$646,354	$70,760

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At September 30, 2021, the FHLBNY posted $155.9 million in cash as settlement variation margin to FCMs. At December 31, 2020, the FHLBNY posted $732.9 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$71,697,637	$418,525	$911,870
Total derivatives in hedging relationships under ASC 815	71,697,637	418,525	911,870

Derivatives not designated as hedging instruments
Interest rate swaps	22,550,722	9,741	4,050
Interest rate caps	800,000	34	—
Mortgage delivery commitments	21,868	4	123
Other (b)	158,000	4,686	619
Total derivatives not designated as hedging instruments	23,530,590	14,465	4,792

Total derivatives before netting and collateral adjustments	$95,228,227	432,990	916,662
Netting adjustments		(180,725)	(180,725)
Cash collateral and related accrued interest		(10,900)	(695,106)
Total netting adjustments and cash collateral		(191,625)	(875,831)
Total derivative assets and total derivative liabilities		$241,365	$40,831
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$368,864
Security collateral received from counterparty(c)		(100,163)
Net security		268,701
Net exposure		$510,066

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2020
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$69,885,821	$380,504	$1,088,253
Total derivatives in hedging relationships under ASC 815	69,885,821	380,504	1,088,253

Derivatives not designated as hedging instruments
Interest rate swaps	56,304,046	35,555	34,989
Interest rate caps	800,000	44	—
Mortgage delivery commitments	9,777	29	1
Other (b)	888,000	21,757	1,232
Total derivatives not designated as hedging instruments	58,001,823	57,385	36,222

Total derivatives before netting and collateral adjustments	$127,887,644	437,889	1,124,475
Netting adjustments		(291,135)	(291,135)
Cash collateral and related accrued interest		(110,085)	(762,580)
Total netting adjustments and cash collateral		(401,220)	(1,053,715)
Total derivative assets and total derivative liabilities		$36,669	$70,760
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$630,372
Security collateral received from counterparty(c)		(20,687)
Net security		609,685
Net exposure		$646,354

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2021 and December 31, 2020.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$108,070	$133,360	$509,861	$(1,180,423)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(107,046)	$(133,685)	$(504,637)	$1,178,172

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2021 and December 31, 2020, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2021
		Cumulative Fair Value Hedging
		Adjustment Included in the Carrying
		Amount of Hedged Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$35,295,857	$622,889	$—
Hedged AFS debt securities (a)	1,915,522	(20,780)	—
De-designated advances (b)	—	—	979
	$37,211,379	$602,109	$979
Liabilities:
Hedged consolidated obligation bonds	$33,577,984	$(277,624)	$—
De-designated consolidated obligation bonds (b)	—	—	(126,811)
	$33,577,984	$(277,624)	$(126,811)

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

(b)

At September 30, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $2.6 billion. At December 31, 2020, par amounts of de-designated advances were $1.2 billion; par amounts of de-designated CO bonds were approximately $1.5 billion; par amounts of de-designated CO discount notes were approximately $0.1 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2021				2020
	Amounts	Amounts			Amounts	Amounts
	Reclassified from	Reclassified from	Amounts	Total Change	Reclassified from	Reclassified from	Amounts	Total Change in
	AOCI to	AOCI to Other	Recorded in	in OCI for	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(387)	$—	$15,922	$16,309	$(363)	$—	$17,707	$18,070

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2021				2020
	Amounts	Amounts			Amounts	Amounts
	Reclassified from	Reclassified from	Amounts	Total Change	Reclassified from	Reclassified from	Amounts	Total Change in
	AOCI to	AOCI to Other	Recorded in	in OCI for	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,128)	$—	$81,250	$82,378	$(984)	$—	$(141,526)	$(140,542)

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$3,397	$10,352	$3,197	$(158,863)
Caps	(34)	(38)	(9)	(33)
Mortgage delivery commitments	(100)	535	(316)	1,654
Total gains (losses) on derivatives in economic hedges	$3,263	$10,849	$2,872	$(157,242)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2021
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$118,754	$118,754	$118,754	$—	$—	$—
Interest-bearing deposits	675,000	675,001	—	675,001	—	—
Federal funds sold	8,628,000	8,628,004	—	8,628,004	—	—
Trading securities	4,377,199	4,377,199	4,377,199	—	—	—
Equity Investments	91,813	91,813	91,813	—	—	—
Available-for-sale securities	5,458,612	5,458,612	—	4,557,420	901,192	—
Held-to-maturity securities	9,844,952	10,292,012	—	10,040,846	251,166	—
Advances	70,547,573	70,690,728	—	70,690,728	—	—
Mortgage loans held-for-portfolio, net	2,417,656	2,480,799	—	2,480,799	—	—
Accrued interest receivable	120,562	120,562	—	120,562	—	—
Derivative assets	241,365	241,365	—	432,990	—	(191,625)
Other financial assets	367	367	—	—	367	—
Liabilities
Deposits	1,465,915	1,465,916	—	1,465,916	—	—
Consolidated obligations
Bonds	61,454,356	61,888,241	—	61,888,241	—	—
Discount notes	32,768,402	32,768,861	—	32,768,861	—	—
Mandatorily redeemable capital stock	2,170	2,170	2,170	—	—	—
Accrued interest payable	125,260	125,260	—	125,260	—	—
Derivative liabilities	40,831	40,831	—	916,662	—	(875,831)
Other financial liabilities	30,368	30,368	30,368	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale - The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2021 and December 31, 2020. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2021 and December 31, 2020.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2021 and December 31, 2020.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$4,377,199	$4,377,199	$—	$—	$—
Equity Investments	91,813	91,813	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	4,557,420	—	4,557,420	—	—
State and local housing finance agency obligations	901,192	—	—	901,192	—
Derivative assets (a)
Interest-rate derivatives	241,361	—	432,986	—	(191,625)
Mortgage delivery commitments	4	—	4	—	—

Total recurring fair value measurement - Assets	$10,168,989	$4,469,012	$4,990,410	$901,192	$(191,625)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(10,811,362)	$—	$(10,811,362)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(40,708)	—	(916,539)	—	875,831
Mortgage delivery commitments	(123)	—	(123)	—	—

Total recurring fair value measurement - Liabilities	$(10,852,193)	$—	$(11,728,024)	$—	$875,831

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Balance, beginning of the period	$—	$—
Transfer of securities from held-to-maturity to available-for-sale	900,719	900,719
Provision for credit losses	586	586
Net unrealized gains (losses) in other comprehensive income	(113)	(113)
Balance, end of the period	$901,192	$901,192

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315

	During the period ended December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$1,671	$—	$1,671	$—
Total non-recurring assets at fair value	$1,671	$—	$1,671	$—

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended September 30, 2021 and December 31, 2020, and reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2021 and December 31, 2020.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2021	2020	2021	2020

	Bonds		Discount Notes
Balance, beginning of the period	$(13,347,759)	$(1,302,385)	$(1,249,963)	$(20,159,341)
New transactions elected for fair value option	(4,415,000)	(14,275,000)	—	(2,498,439)
Maturities and terminations	6,950,000	800,000	1,249,392	9,793,052
Net gains (losses) on financial instruments held under fair value option	282	770	33	6,337
Change in accrued interest/unaccreted balance	1,115	(358)	538	5,322
Balance, end of the period	$(10,811,362)	$(14,776,973)	$—	$(12,853,069)

	Nine months ended September 30,
	2021	2020	2021	2020

	Bonds		Discount Notes
Balance, beginning of the period	$(16,580,464)	$(12,134,043)	$(7,133,755)	$(2,186,603)
New transactions elected for fair value option	(15,760,925)	(15,575,000)	(1,249,391)	(22,619,434)
Maturities and terminations	21,525,000	12,867,000	8,367,602	11,975,897
Net gains (losses) on financial instruments held under fair value option	2,221	2,902	2,027	(7,185)
Change in accrued interest/unaccreted balance	2,806	62,168	13,517	(15,744)
Balance, end of the period	$(10,811,362)	$(14,776,973)	$—	$(12,853,069)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2021			2020
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(2,938)	$282	$(2,656)	$(3,643)	$770	$(2,873)
Consolidated obligation discount notes	(71)	33	(38)	(15,654)	6,337	(9,317)
	$(3,009)	$315	$(2,694)	$(19,297)	$7,107	$(12,190)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Nine months ended September 30,
	2021			2020
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(12,844)	$2,221	$(10,623)	$(49,045)	$2,902	$(46,143)
Consolidated obligation discount notes	(3,839)	2,027	(1,812)	(51,788)	(7,185)	(58,973)
	$(16,683)	$4,248	$(12,435)	$(100,833)	$(4,283)	$(105,116)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	September 30, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$10,810,925	$10,811,362	$437

	December 31, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$16,575,000	$16,580,464	$5,464
Consolidated obligation discount notes (c)	7,118,211	7,133,755	15,544
	$23,693,211	$23,714,219	$21,008

	September 30, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$14,775,000	$14,776,973	$1,973
Consolidated obligation discount notes (c)	12,826,382	12,853,069	26,687
	$27,601,382	$27,630,042	$28,660

(a)	Advances – No advances elected under the FVO were outstanding at September 30, 2021, December 31, 2020 and September 30, 2020. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt, because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.6 trillion as of September 30, 2021 and $0.7 trillion as of December 31, 2020.

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

The following table summarizes contractual obligations and contingencies as of September 30, 2021 (in thousands):

	September 30, 2021
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$26,957,790	$12,086,545	$13,396,780	$8,485,700	$60,926,815
Consolidated obligation discount notes at par	32,769,938	—	—	—	32,769,938
Mandatorily redeemable capital stock (a)	104	240	260	1,566	2,170
Premises (lease obligations) (b)	7,160	16,028	16,282	55,959	95,429
Remote backup site	804	1,100	—	—	1,904
Other liabilities (c)	79,822	11,925	9,502	82,142	183,391

Total contractual obligations	59,815,618	12,115,838	13,422,824	8,625,367	93,979,647

Other commitments
Standby letters of credit (d)	21,295,948	40,188	—	—	21,336,136
Consolidated obligation bonds/discount notes traded not settled	2,213,000	—	—	—	2,213,000
Commitments to fund pension	10,000	—	—	—	10,000
Open delivery commitments (MAP)	21,868	—	—	—	21,868

Total other commitments	23,540,816	40,188	—	—	23,581,004

Total obligations and commitments	$83,356,434	$12,156,026	$13,422,824	$8,625,367	$117,560,651

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

Effective January 1, 2020, we adopted the framework for credit losses under ASU 2016-13 (Topic 326); adoption did not result in a recognition of credit losses on off-balance sheet arrangements as of January 1, 2020 or periods in this report.

Operating Lease Commitments

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At September 30, 2021 and December 31, 2020, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables provide summarized information on our leases (dollars in thousands):

	September 30, 2021	December 31, 2020
Operating Leases (a)
Right-of-use assets	$66,917	$70,733
Lease Liabilities	$80,405	$84,475

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021	2020
Operating Lease Expense	$1,952		$1,944		$5,856	$5,823
Operating cash flows - Cash Paid	$2,037		$1,997		$6,111	$5,874

	September 30, 2021		December 31, 2020
Weighted Average Discount Rate	3.30%		3.29%
Weighted Average Remaining Lease Term	11.30	Years	12.01	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2021	December 31, 2020
Remainder of 2021	$2,037	$8,148
2022	8,246	8,246
2023	8,615	8,615
2024	8,298	8,297
2025	8,088	8,088
Thereafter	61,798	61,798
Total undiscounted lease payments	97,082	103,192
Imputed interest	(16,677)	(18,717)
Total operating lease liabilities	$80,405	$84,475

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank. No debt was assumed from another FHLBank in the nine months ended September 30, 2020.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2021 and in the same period in the prior year.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $5.0 million at September 30, 2021 and $6.0 million at December 31, 2020.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2021, compared to $0.7 million and $2.0 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At September 30, 2021 and December 31, 2020, outstanding notional amounts were $79.0 million and $444.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the three months ended September 30, 2021 and September 30, 2020. In the nine months ended September 30, 2021 and September 30, 2020, overnight loans extended to other FHLBanks averaged $1.1 million and $2.7 million, respectively. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the nine months ended September 30, 2021 and September 30, 2020.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At September 30, 2021 and December 31, 2020, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances and transactions with related parties at September 30, 2021 and December 31, 2020, and transactions for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2021	December 31, 2020
	Related	Related
Assets
Advances	$70,547,573	$92,067,104
Accrued interest receivable	70,011	89,604

Liabilities and capital
Deposits	$1,465,915	$1,752,963
Mandatorily redeemable capital stock	2,170	2,991
Accrued interest payable	26	45
Affordable Housing Program (a)	144,803	148,827
Other liabilities (b)	30,368	32,378

Capital	$6,411,354	$7,256,699

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Related	Related	Related	Related
Interest income
Advances	$116,229	$193,003	$379,624	$983,798
Interest-bearing deposits	—	—	—	1
Loans to other FHLBanks	—	—	1	33

Interest expense
Deposits	$116	$208	$291	$3,582
Mandatorily redeemable capital stock	25	65	87	200

Service fees and other	$4,354	$4,459	$13,091	$13,781

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

The top ten advance holders at September 30, 2021, December 31, 2020 and September 30, 2020 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	September 30, 2021
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	21.80%	$40,303	25.42%	$118,253	23.48%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.44	1,368	0.86	3,820	0.76
Subtotal MetLife,Inc.			16,250,000	23.24	41,671	26.28	122,073	24.24
New York Community Bank	Westbury	NY	13,977,661	19.99	51,921	32.74	156,665	31.11
Equitable Financial Life Insurance Company	New York	NY	6,802,175	9.73	14,091	8.89	46,337	9.20
Citibank, N.A.	New York	NY	5,751,000	8.23	16,296	10.28	61,609	12.23
Investors Bank (b)	Short Hills	NJ	3,075,000	4.40	7,589	4.79	24,378	4.84
New York Life Insurance Company	New York	NY	2,725,000	3.90	13,155	8.30	40,700	8.08
Signature Bank	New York	NY	2,664,245	3.81	6,820	4.30	21,698	4.31
ESL Federal Credit Union	Rochester	NY	1,683,937	2.41	1,865	1.18	5,717	1.14
Valley National Bank (b)	Wayne	NJ	1,388,000	1.98	4,475	2.82	20,851	4.14
Teachers Ins. & Annuity Assoc of America	New York	NY	1,126,634	1.61	674	0.42	3,552	0.71
Total			$55,443,652	79.30%	$158,557	100.00%	$503,580	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At September 30, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

	September 30, 2020
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 19, 2021 (the “2020 Annual Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	70-72
1.1	Financial Condition	73
1.2	Overview of LIBOR-indexed Instruments Outstanding	76
2.1 - 2.8	Advances	77-81
3.1 - 3.8	Investments	82-86
4.1 - 4.3	Mortgage Loans	87-88
5.1 - 5.11	Consolidated Obligations	89-95
6.1 - 6.4	Capital	95-97
7.1	Derivatives	98-99
8.1 - 8.3	Liquidity	100-101
8.4	Short Term Debt	102
9.1 - 9.11	Results of Operations	103-116
10.1	Assessments	117

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

COVID-19 and Business Continuity. We continue to operate our business and serve our members remotely as we implement a phased approach to reopening our offices based on regional indicators of infection positivity rates and in compliance with all applicable laws and regulations. The first phase went into effect on November 1, 2021 where approximately 50% of employees returned to the office with almost all of the remaining employees expected to return throughout November 2021.

Third Quarter 2021 Financial Results

Net income — Net income for the 2021 third quarter was $65.8 million, a decrease of $35.4 million, or 35.0 percent compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between costing yields on debt, and the yields earned on advances, mortgage-backed securities, and other investments. Advance balances have decreased compared with the same period as members’ funding needs remain lower driven by the significant amount of liquidity made available through government stimulus and interest rates remain very low, adversely impacting Net interest income. Non-interest income increased by $5.6 million and expenses decreased by $3.4 million compared with the third quarter of 2020.

Net Interest Income — Our 2021 third quarter Net interest income was $128.2 million compared to $180.8 million, a decrease of 29.1 percent from the same period in the prior year. This decrease was driven by a decline of $34.8 billion, or 31.5 percent in average advances balances to $75.6 billion at September 30, 2021 from $110.4 billion at September 30, 2020. Net interest margin in the current year third quarter benefitted from prepayment fees on advances. Net interest income was potentially constrained by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven up pricing and limited the opportunities for acquiring investments that met our risk/reward targets. Spreads remained very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs.

Other income (loss) — Other income (loss) reported a loss of $8.7 million in the third quarter of 2021 compared to a loss of $14.3 million in the third quarter of 2020. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In the current year period, FVO instruments reported valuation gains of $0.3 million. In the prior year period, FVO instruments reported fair value gains of $7.1 million.

●	Derivative activities reported a net income in Other income of $3.3 million in the 2021 third quarter, compared to net income of $10.8 million in the same period last year. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $12.5 million in the third quarter of 2021, compared to net fair value gains of $40.7 million in the third quarter of 2020. These fair value gains in the third quarter current year and gains in the prior year period largely offset the marked-to-market valuation volatility of the portfolio of U.S Treasury securities held for liquidity. Swap interest accruals on standalone swaps were charges to Other income of $8.3 million in the third quarter of 2021 and $16.6 million in the third quarter of 2020.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $16.1 million in the third quarter of 2021 and $39.7 million in the third quarter of 2020. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net losses of $0.5 million in current year period, compared to a gain of $3.1 million in the prior year period.

Other expenses were $48.1 million in the third quarter of 2021, compared to $51.5 million in the third quarter of 2020. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $7.3 million in the third quarter of 2021, compared to $11.3 million in the third quarter of 2020. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.14 per share (4.60% annualized) was paid in the third quarter of 2021, compared to $1.39 per share (5.60% annualized) in the same period in 2020.

Financial Condition — September 30, 2021 compared to December 31, 2020

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets declined to $102.7 billion at September 30, 2021 from $137.0 billion at December 31, 2020, a decrease of $34.3 billion, or 25.1%.

Cash at banks was $118.8 million at September 30, 2021, compared to $1.9 billion at December 31, 2020.

Liquidity investments — Money market investments at September 30, 2021 were $8.6 billion in federal funds sold and $0 billion in overnight resale agreements. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at September 30, 2021 and December 31, 2020, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $4.4 billion and $11.7 billion at September 30, 2021 and December 31, 2020, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at September 30, 2021 and December 31, 2020 included $4.6 billion and $3.4 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at September 30, 2021 to $69.9 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 15.6% to $10.9 billion at September 30, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, decreased by 53.8% to $7.9 billion at September 30, 2021, compared to $17.1 billion at December 31, 2020. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $634.4 million and $281.3 million at September 30, 2021 and December 31, 2020, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.9 billion and $3.2 billion at September 30, 2021 and December 31, 2020, respectively.

In the AFS portfolio, long-term investments of floating rate State and local housing finance agency obligations were carried on the balance sheet at fair value of $901.2 million at September 30, 2021 that were transferred from the HTM portfolio in the second quarter of 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.7 billion and $11.8 billion at September 30, 2021 and December 31, 2020, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million and $0.3 million on private-label MBS at September 30, 2021 and December 31, 2020, respectively.

In the HTM portfolio, State and local housing finance agency obligations were $188.2 million at September 30, 2021 and $1.1 billion at December 31, 2020. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.8 million and $80.4 million at September 30, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP®) loans. As of March 2021, the new MAP mortgage loan program became our only mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $2.3 billion at September 30, 2021, a decrease of $0.6 billion from the balance at December 31, 2020. Unpaid principal balance of MAP loans stood at $108.2 million at September 30, 2021.

Historically, credit performance has been strong in the MPF portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2021 were lower than December 31, 2020. Allowance for credit losses decreased to $3.0 million at September 30, 2021, compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At September 30, 2021, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $822.8 million. To support $102.7 billion of total assets at September 30, 2021, the minimum required total capital was $4.1 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At September 30, 2021 balance sheet leverage (based on U.S. GAAP) was 16.0 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2021	2021	2021	2020	2020

Investments (a)	$29,076	$37,553	$34,839	$39,748	$41,518
Advances	70,548	79,985	90,072	92,067	106,216
Mortgage loans held-for-portfolio, net (b)	2,418	2,526	2,711	2,900	3,054
Total assets	102,677	120,449	130,276	136,996	151,694
Deposits and borrowings	1,466	1,531	1,912	1,753	1,810
Consolidated obligations, net
Bonds	61,454	69,313	71,906	69,716	71,742
Discount notes	32,769	42,173	48,617	57,659	69,710
Total consolidated obligations	94,223	111,486	120,523	127,375	141,452
Mandatorily redeemable capital stock	2	2	3	3	3
AHP liability	145	153	152	149	158
Capital
Capital stock	4,447	4,867	5,314	5,367	5,996
Retained earnings
Unrestricted	1,113	1,120	1,123	1,135	1,136
Restricted	817	803	788	774	754
Total retained earnings	1,930	1,923	1,911	1,909	1,890
Accumulated other comprehensive income (loss)	34	30	13	(20)	(47)
Total capital	6,411	6,820	7,238	7,256	7,839
Equity to asset ratio (c)(j)	6.24%	5.66%	5.56%	5.30%	5.17%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2021	2021	2021	2020	2020	2021	2020

Investments (a)	$34,733	$34,952	$42,043	$42,586	$43,571	$37,216	$46,011
Advances	75,642	87,031	90,458	98,086	110,391	84,323	112,821
Mortgage loans held-for-portfolio, net	2,468	2,608	2,806	2,986	3,105	2,626	3,169
Total assets	114,074	125,605	136,463	144,908	158,471	125,299	163,479
Interest-bearing deposits and other borrowings	1,391	1,461	1,604	1,619	1,485	1,484	1,383
Consolidated obligations, net
Bonds	65,335	68,927	68,601	71,740	63,601	67,609	73,553
Discount notes	39,375	46,796	57,621	62,464	83,653	47,864	78,888
Total consolidated obligations	104,710	115,723	126,222	134,204	147,254	115,473	152,441
Mandatorily redeemable capital stock	2	3	3	3	5	3	5
AHP liability	147	152	149	154	156	150	156
Capital
Capital stock	4,668	5,185	5,304	5,635	6,179	5,050	6,295
Retained earnings
Unrestricted	1,112	1,120	1,122	1,128	1,135	1,118	1,116
Restricted	808	794	779	762	741	794	717
Total retained earnings	1,920	1,914	1,901	1,890	1,876	1,912	1,833
Accumulated other comprehensive income (loss)	29	25	(1)	(33)	(67)	18	(79)
Total capital	6,617	7,124	7,204	7,492	7,988	6,980	8,049

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Nine months ended
(dollars in millions)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(except earnings and dividends per share, and headcount)	2021	2021	2021	2020	2020	2021	2020
Net income	$66	$75	$72	$98	$101	$213	$344
Net interest income (d)	128	143	159	190	180	430	563
Dividends paid in cash (e)	59	63	70	79	95	192	269
AHP expense	7	8	8	11	11	23	38
Return on average equity (f)(g)(j)	3.95%	4.21%	4.06%	5.23%	5.04%	4.07%	5.71%
Return on average assets (g)(j)	0.23%	0.24%	0.21%	0.27%	0.25%	0.23%	0.28%
Other non-interest income (loss)	(8)	(10)	(33)	(22)	(14)	(51)	(29)
Operating expenses (h)	41	41	38	53	40	120	117
Finance Agency and
Office of Finance expenses	6	5	6	5	5	17	14
Total other expenses (k)	49	52	47	61	51	148	146
Operating expenses ratio (g)(i)(j)	0.14%	0.13%	0.11%	0.14%	0.10%	0.13%	0.10%
Earnings per share	$1.41	$1.44	$1.36	$1.76	$1.64	$4.21	$5.46
Dividends per share	$1.14	$1.17	$1.26	$1.28	$1.39	$3.57	$4.46
Headcount (Full/part time) (l)	344	353	353	354	351	344	351

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses on mortgage loans were $3.0 million, $4.1 million, $5.7 million, $7.1 million and $9.1 million for the periods ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(l)	Head count at September 30, 2021 has decreased slightly compared to the same period in the prior year due to a tight labor market.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2021	December 31, 2020	dollar amount	percentage
Assets
Cash and due from banks	$118,754	$1,896,155	$(1,777,401)	(93.74)%
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	—	4,650,000	(4,650,000)	(100.00)
Federal funds sold	8,628,000	6,280,000	2,348,000	37.39
Trading securities	4,377,199	11,742,965	(7,365,766)	(62.72)
Equity Investments	91,813	80,369	11,444	14.24
Available-for-sale securities	5,458,612	3,435,945	2,022,667	58.87
Held-to-maturity securities	9,844,952	12,873,646	(3,028,694)	(23.53)
Advances	70,547,573	92,067,104	(21,519,531)	(23.37)
Mortgage loans held-for-portfolio	2,417,656	2,899,712	(482,056)	(16.62)
Loans to other FHLBanks	—	—	—	NM
Accrued interest receivable	120,562	189,454	(68,892)	(36.36)
Premises, software, and equipment	81,758	77,628	4,130	5.32
Operating lease right-of-use assets	66,917	70,733	(3,816)	(5.39)
Derivative assets	241,365	36,669	204,696	558.23
Other assets	6,726	11,003	(4,277)	(38.87)
Total assets	$102,676,887	$136,996,383	$(34,319,496)	(25.05)%

Liabilities
Deposits
Interest-bearing demand	$1,421,802	$1,677,526	$(255,724)	(15.24)%
Non-interest-bearing demand	44,113	70,437	(26,324)	(37.37)
Term	—	5,000	(5,000)	(100.00)
Total deposits	1,465,915	1,752,963	(287,048)	(16.38)
Consolidated obligations
Bonds	61,454,356	69,716,298	(8,261,942)	(11.85)
Discount notes	32,768,402	57,658,838	(24,890,436)	(43.17)
Total consolidated obligations	94,222,758	127,375,136	(33,152,378)	(26.03)
Mandatorily redeemable capital stock	2,170	2,991	(821)	(27.45)

Accrued interest payable	125,260	117,982	7,278	6.17
Affordable Housing Program	144,803	148,827	(4,024)	(2.70)
Derivative liabilities	40,831	70,760	(29,929)	(42.30)
Other liabilities	183,391	186,550	(3,159)	(1.69)
Operating lease liabilities	80,405	84,475	(4,070)	(4.82)
Total liabilities	96,265,533	129,739,684	(33,474,151)	(25.80)
Capital	6,411,354	7,256,699	(845,345)	(11.65)
Total liabilities and capital	$102,676,887	$136,996,383	$(34,319,496)	(25.05)%

NM — Not meaningful.

Balance Sheet Overview September 30, 2021 and December 31, 2020

Total assets declined to $102.7 billion at September 30, 2021 from $137.0 billion at December 31, 2020, a decrease of $34.3 billion, or 25.0%.

Cash at banks was $118.8 million at September 30, 2021, compared to $1.9 billion at December 31, 2020.

Money market investments at September 30, 2021 were $8.6 billion in federal funds sold and $0 billion in overnight resale agreements. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Federal funds sold averaged $12.5 billion, $8.8 billion and $8.6 billion in the third quarter of 2021, fourth quarter of 2020 and third quarter of 2020, respectively. Resale agreements averaged $61.4 million, $4.1 billion and $4.0 billion in the third quarter of 2021, fourth quarter of 2020 and third quarter of 2020, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at September 30, 2021 and December 31, 2020, respectively.

Advances — Par balances decreased at September 30, 2021 to $69.9 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 15.6% to $10.9 billion at September 30, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, decreased by 53.8% to $7.9 billion at September 30, 2021, compared to $17.1 billion at December 31, 2020.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $634.4 million and $281.3 million at September 30, 2021 and December 31, 2020, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $3.9 billion and $3.2 billion at September 30, 2021 and December 31, 2020, respectively. We acquired $866.4 million (par) of fixed-rate GSE-issued MBS in the first three quarters of 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.7 billion and $11.8 billion at September 30, 2021 and December 31, 2020. We acquired $189.0 million (par) of fixed-rate GSE-issued MBS in the first three quarters of 2021.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2021, trading investments were $4.4 billion in U.S. Treasury securities. We acquired $2.4 billion of U.S. Treasury securities in the nine months ended September 30, 2021. At December 31, 2020, trading investments were $11.7 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes. We acquired $3.8 billion of U.S. Treasury securities in 2020. During the same period in 2020, proceeds from sales were $4.3 billion at a net gain of $38.3 million.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.8 million and $80.4 million at September 30, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $2.3 billion at September 30, 2021, a decrease of $0.6 billion from the balance at December 31, 2020. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $108.2 million at September 30, 2021, an increase of $107.9 million from the balance at December 31, 2020. Paydowns in the nine months ended September 30, 2021 were $627.2 million, compared to $515.1 million in the prior year same period. Acquisitions in the nine months ended September 30, 2021 were $152.0 million, compared to $411.9 million in the prior year same period. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2021 were lower than December 31, 2020. Allowance for credit losses decreased to $3.0 million at September 30, 2021, compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At September 30, 2021, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $822.8 million. To support $102.7 billion of total assets at September 30, 2021, the minimum required total capital was $4.1 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2021 balance sheet leverage (based on U.S. GAAP) was 16.0 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2021 included $116.6 million as demand cash balances at the FRBNY, $8.6 billion in short-term and overnight investments in the federal funds, and $4.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

The following data provides an overview of LIBOR-indexed instruments outstanding at September 30, 2021 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	September 30, 2021
LIBOR indexed Derivatives (notionals)	$10,114,499
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$3,085,126
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$212,100
LIBOR indexed Variable-rate Other securities (UPB)	$—
Variable-rate Advances	$1,165,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding at September 30, 2021 and December 31, 2020 were $70.5 billion and $92.1 billion, respectively. Carrying values included cumulative hedging basis adjustment gains of $623.9 million and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. For more information about basis adjustments, see Table 2.6 Advances by Maturity and Yield Type in this MD&A.

Table 2.1    Advance Trends

Member demand for advance products

Par amount of advances outstanding was $69.9 billion at September 30, 2021, down from $79.2 billion at June 30, 2021, $89.3 billion at March 31, 2021, $90.7 billion at December 31, 2020, $104.6 billion at September 30, 2020, $112.0 billion at June 30, 2020, $134.4 billion at March 31, 2020 and $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by the COVID-19 pandemic. In the 2020 fourth quarter, the same larger member banks that had borrowed short-term advances in March 2020 were prepaying advances or not rolling over certain short-term borrowings at maturity.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$7,874,167	11.26%	$17,050,467	18.79%
Fixed Rate Advances	46,230,395	66.12	54,632,262	60.21
Short-Term Advances	10,875,133	15.55	12,883,629	14.20
Mortgage Matched Advances	129,851	0.19	176,373	0.19
Overnight & Line of Credit (OLOC) Advances	629,792	0.90	678,438	0.75
All other categories	4,184,367	5.98	5,319,990	5.86

Total par value	69,923,705	100.00%	90,741,159	100.00%
Hedge valuation basis adjustments	623,868		1,325,945

Total	$70,547,573		$92,067,104

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

The following table summarizes pledged collateral at September 30, 2021 and December 31, 2020 (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
September 30, 2021	$69,923,705	$21,460,602	$91,384,307	$322,752,104	$60,447,394	$383,199,498
December 31, 2020	$90,741,159	$20,247,993	$110,989,152	$324,273,676	$56,685,358	$380,959,034

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
September 30, 2021	$61,217,451	$321,982,047	$383,199,498
December 31, 2020	$57,601,060	$323,357,974	$380,959,034

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$62,041,004	88.74%	$73,687,192	81.21%
Variable-rate (b)	7,876,667	11.26	17,053,967	18.79
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	6,034	—	—	—

Total par value	69,923,705	100.00%	90,741,159	100.00%

Hedge valuation basis adjustments	623,868		1,325,945

Total	$70,547,573		$92,067,104

(a) Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2021, with only 16.6% of advances in the remaining maturity bucket of greater than 5 years (13.4% at December 31, 2020). For more information, see financial statements Note 9. Advances.

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 2.6    Advances by Maturity and Yield Type

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$32,199,647	46.05%	$40,885,180	45.06%
Due after one year	29,841,358	42.68	32,802,012	36.15
Total Fixed-rate	62,041,005	88.73	73,687,192	81.21
Variable-rate
Due in one year or less	6,516,700	9.32	10,317,467	11.37
Due after one year	1,366,000	1.95	6,736,500	7.42
Total Variable-rate	7,882,700	11.27	17,053,967	18.79
Total par value	69,923,705	100.00%	90,741,159	100.00%
Hedge valuation basis adjustments (a)	623,868		1,325,945
Total	$70,547,573		$92,067,104

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships.

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. SOFR-OIS and LIBOR are our primary benchmarks in addition to Federal Funds-OIS. We are actively engaged in transitioning away from LIBOR. When an advance is hedged under ASC 815, the elected benchmark becomes the discounting basis for computing changes in the fair values of the hedged advance. Table 2.7 Hedged Advances by Type discloses notional amounts of advances hedged. The application of ASC 815 accounting methodology resulted in the recognition of net unrealized hedge valuation basis gains of $0.6 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. The forward benchmark yield curves shifted higher at September 30, 2021 relative to December 31, 2020. As hedge valuation basis of fixed-rate advances move inversely with the rise and fall of the forward interest rates, fair value gains declined as the forward swap discounting curve shifted up. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the advance is held to maturity or is put or called on the early option exercise dates.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	September 30, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullets (a)	$26,527,122	$29,969,694
Fixed-rate putable (b)	7,785,750	7,945,750
Fixed-rate with embedded cap	360,000	360,000
Total qualifying hedges	$34,672,872	$38,275,444

Aggregate par amount of advances hedged (c)	$38,345,534	$47,962,396
Fair value basis (hedging adjustments)	$623,868	$1,325,945

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2021 and December 31, 2020, notional amounts of basis swaps were $3.6 billion and $8.5 billion, with maturities generally within two years. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost. The operational cost of designating the advances in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	September 30, 2021	December 31, 2020
Putable (a)	$7,785,750	$7,945,750
No-longer putable/callable	$145,000	$460,000

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2021	2020	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$901,192	$—	$901,192	NM	%
Held-to-maturity securities, at carrying value, net	188,159	1,097,752	(909,593)	(82.86)
Total HFA securities	1,089,351	1,097,752	(8,401)	(0.77)

Trading securities (b)	4,377,199	11,742,965	(7,365,766)	(62.72)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	4,557,420	3,435,945	1,121,475	32.64
Held-to-maturity securities, at carrying value, net (c)	9,656,793	11,775,894	(2,119,101)	(18.00)
Total MBS securities	14,214,213	15,211,839	(997,626)	(6.56)

Equity investments in Grantor trust (d)	91,813	80,369	11,444	14.24
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	—	4,650,000	(4,650,000)	(100.00)
Federal funds sold	8,628,000	6,280,000	2,348,000	37.39

Total Investments	$29,075,576	$39,747,925	$(10,672,349)	(26.85)%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions in the nine months ending September 30, 2021 and paydowns were $8.9 million. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.

(b)

Trading securities comprised of U.S. Treasury securities at September 30, 2021 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $2.4 billion of U.S. Treasury notes in the nine months ended September 30, 2021.

(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
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

NM — Not meaningful.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	September 30, 2021			December 31, 2020
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$2,723,262	$2,761,696	42.48%	$3,271,007	$3,338,484	45.08%
Freddie Mac	11,410,063	11,826,553	177.97	11,836,507	12,429,508	163.11
Ginnie Mae	10,017	10,017	0.16	12,871	12,979	0.18
All Others - PLMBS	70,871	80,888	1.11	91,454	107,889	1.26
Non-MBS, net (b)	1,089,351	1,071,470	16.99	1,097,752	1,076,266	15.13

Total Investment Debt Securities	$15,303,564	$15,750,624	238.69%	$16,309,591	$16,965,126	224.75%

Categorized as:

Available-for-Sale Securities	$5,458,612	$5,458,612		$3,435,945	$3,435,945

Held-to-Maturity Securities, net	$9,844,952	$10,292,012		$12,873,646	$13,529,181

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	September 30, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$251	$9,588,400	$50,635	$896	$16,611	$9,656,793
State and local housing finance agency obligations	—	186,408	1,751	—	—	188,159

Total Long-term securities	$251	$9,774,808	$52,386	$896	$16,611	$9,844,952

	December 31, 2020
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$363	$11,684,817	$58,130	$7,486	$25,098	$11,775,894
State and local housing finance agency obligations	23,100	1,069,068	1,946	3,638	—	1,097,752

Total Long-term securities	$23,463	$12,753,885	$60,076	$11,124	$25,098	$12,873,646

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	September 30, 2021
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage- backed securities	$—	$4,557,420	$—	$—	$—	$4,557,420
State and local housing finance agency obligations	21,038	877,290	—	2,864	—	901,192
Total Long-term securities	$21,038	$5,434,710	$—	$2,864	$—	$5,458,612

	December 31, 2020
					Below
					Investment
	AAA-rated	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$3,435,945	$—	$—	$—	$3,435,945
Total Long-term securities	$—	$3,435,945	$—	$—	$—	$3,435,945

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5 Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Rate	Cost	Rate
Mortgage-backed securities
Due in one year or less	$417,924	2.67%	$690,206	3.10%
Due after one year through five years	3,630,058	2.55	3,323,857	2.39
Due after five years through ten years	8,251,450	2.48	8,687,883	2.50
Due after ten years	1,720,342	1.35	2,279,164	1.47

Total Mortgage-backed securities	$14,019,774	2.37%	$14,981,110	2.35%

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2021	December 31, 2020
Current face value of hedged CMBS	$2,125,361	$1,259,000
Partial-term hedge face value of hedged CMBS	$1,893,000	$1,134,000
Cumulative basis adjustment gains (losses)	$(20,780)	$44,052
Interest rate swap contracts (par)	$1,893,000	$1,134,000

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

In September 2020 and August 2021, the Bank breached an overnight unsecured regulatory credit limit with one counterparty. These limit breaches were inadvertent, immaterial and have been addressed.

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. There were no outstanding balances at September 30, 2021. At December 31, 2020, the balances were $4.7 billion. Resale agreements averaged $61.4 million, $4.1 billion and $4.0 billion in the third quarter of 2021, fourth quarter of 2020 and third quarter of 2020, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $8.6 billion at September 30, 2021, and $6.3 billion at December 31, 2020, and averaged $12.5 billion, $8.8 billion and $8.6 billion in the third quarter of 2021, fourth quarter of 2020 and third quarter of 2020, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	September 30, 2021	December 31, 2020
Par value	$4,375,925	$11,637,153
Amortized cost	$4,366,906	$11,655,374
Carrying/Fair value	$4,377,199	$11,742,965

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	September 30, 2021	December 31, 2020
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$4,375,925	$11,635,000
Par amounts of interest rate swaps	$4,375,925	$11,634,166

(a)	Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.4 billion at September 30, 2021, a decrease of $0.5 billion (net of acquisitions and paydowns) from the balance at December 31, 2020. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at September 30, 2021 were lower than December 31, 2020. Allowance for credit losses was $3.0 million at September 30, 2021, compared to $4.1 million at June 30, 2021, $5.7 million at March 31, 2021, $7.1 million at December 31, 2020, and $9.1 million at September 30, 2020.

Mortgage Partnership Finance Program — We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institution (PFI). We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs. MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans. The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the Mortgage Asset Program (MAP®) as a secondary market outlet for PFI members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at September 30, 2021. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

For more information, see Mortgage Loans Held-for-Portfolio, in MD&A included in the most recent Form 10-K filed on March 19, 2021.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	September 30, 2021	December 31, 2020
Federal Housing Administration and Veteran Administration insured loans	$169,708	$198,795
Conventional loans	2,139,069	2,707,676
Allowance for credit losses on mortgage loans	(2,921)	(7,073)
MPF loans held-for-portfolio, net (a)	$2,305,856	$2,899,398

(a)	Balances represent MPF portfolio; MAP portfolio balance of $111.8 million as of September 30, 2021 and $0.3 million as of December 31, 2020 were not included.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI:

Table 4.2    Geographic Concentration of MPF Loans

	September 30, 2021		December 31, 2020
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State(a)	72.6%	67.2%	70.8%	64.7%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$203,801	8.96%
Bethpage Federal Credit Union	175,796	7.73
Investors Bank	174,823	7.69
Sterling National Bank	153,099	6.73
Manasquan Bank	125,509	5.52
All Others	1,440,737	63.37

Total(a)	$2,273,765	100.00%

	December 31, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$264,322	9.24%
Teachers Federal Credit Union	243,599	8.51
Investors Bank	239,069	8.35
Sterling National Bank	186,289	6.51
Manasquan Bank	163,396	5.71
All Others	1,765,248	61.68

Total (a)	$2,861,923	100.00%

(a)	MAP unpaid principal balance of $108.2 million as of September 30, 2021 and $0.3 million as of December 31, 2020 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $94.2 billion and $127.4 billion at September 30, 2021 and December 31, 2020.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $61.5 billion (par, $60.9 billion) at September 30, 2021, compared to $69.7 billion (par, $68.9 billion) at December 31, 2020. The carrying value of Consolidated obligation discount notes outstanding was $32.8 billion at September 30, 2021 and $57.7 billion at December 31, 2020.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $3.3 billion at September 30, 2021 and $8.6 billion at December 31, 2020.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$39,862,685	65.43%	$49,275,530	71.51%
Fixed-rate, callable	12,893,130	21.16	1,434,000	2.08
Step Up, callable	4,871,000	7.99	—	—
Floating rate, callable	250,000	0.41	—	—
Single-index floating rate	3,050,000	5.01	18,197,000	26.41

Total par value	60,926,815	100.00%	68,906,530	100.00%

Bond premiums	146,700		184,084
Bond discounts	(24,031)		(26,666)
Hedge valuation basis adjustments (a)	277,624		514,436
Hedge basis adjustments on de-designated hedges (b)	126,811		132,450
FVO (c) - valuation adjustments and accrued interest	437		5,464
Total Consolidated obligation-bonds	$61,454,356		$69,716,298

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

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $277.6 million and $514.4 million at September 30, 2021 and December 31, 2020, respectively. The benchmark curves, specifically the forward LIBOR yield curve, shifted up at September 30, 2021 relative to December 31, 2020. As hedge valuation basis of fixed-rate liabilities move with the rise and fall of the forward benchmark curves, the up-shift in the forward curves caused valuation losses to decline. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

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

(c)

FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO. Valuation adjustments at September 30, 2021 and December 31, 2020 were largely the accumulation of semi-annual accrued unpaid interest included in the full fair value of the debt. Cumulative basis adjustments and unpaid interest have declined in line with the decline in the volume of CO bonds elected under FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullet bonds	$17,035,635	$20,757,635
Fixed-rate callable bonds	16,290,130	15,000
	$33,325,765	$20,772,635

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2021	December 31, 2020
Bonds designated under FVO	$10,810,925	$16,575,000

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

Economic hedges of CO bonds — We issue floating-rate debt indexed to a benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) and may then execute interest rate swaps that would synthetically convert the cash flows to the desired floating-rate funding indexed to another benchmark to meet our asset/liability funding strategies. The operational cost of designating the debt instruments in an ASC 815 qualifying hedge outweighed the accounting benefits of marking the debt and the swap to fair values. We opted instead to designate the hedging basis swaps as standalone derivatives, and recorded changes in their fair values through earnings. The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2021	December 31, 2020
Bonds designated as economically hedged
Floating-rate bonds (a)	$2,250,000	$10,875,000
Fixed-rate bonds (b)	1,441,210	265,000
	$3,691,210	$11,140,000

(a)

Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and SOFR-OIS. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to indices (SOFR-OIS and Federal Funds-OIS) that met our asset/liability interest rate risk management objectives, mitigating the basis risk between the index attached to the debt and the target benchmark.

(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	September 30, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$43,770,920	71.84%	$46,411,150	67.36%
Due or callable after one year through two years	7,969,465	13.08	10,750,545	15.60
Due or callable after two years through three years	2,279,080	3.74	4,334,660	6.29
Due or callable after three years through four years	1,231,730	2.02	1,477,355	2.14
Due or callable after four years through five years	1,247,920	2.05	772,620	1.12
Thereafter	4,427,700	7.27	5,160,200	7.49
Total par value	$60,926,815	100.00%	$68,906,530	100.00%

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

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2021	December 31, 2020
Callable	$18,014,130	$1,434,000
Non-Callable	$42,912,685	$67,472,530

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	September 30, 2021	December 31, 2020
Par value	$32,769,938	$57,668,646
Amortized cost	$32,768,402	$57,642,972
Hedge value basis adjustments (a)	—	321
FVO (b) - valuation adjustments and remaining accretion	—	15,545
Total discount notes	$32,768,402	$57,658,838
Weighted average interest rate	0.04%	0.15%

(a)

Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. No CO discount notes was hedged at September 30, 2021. Notional amounts of $7.6 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2020. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.

(b)

FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. No FVO discount note was hedged at September 30, 2021. Notional amounts elected under the FVO was $7.1 billion at December 31, 2020. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. Valuation losses were largely liability balances representing unaccreted discounts. Other than unaccreted discount, changes in the valuation adjustments (clean prices) were not material. Clean prices represent fair value changes due to changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume of hedged discount notes. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

Consolidated Obligation Discount Notes
Principal Amount	December 31, 2020
Discount notes hedged under qualifying hedge	$7,564,742

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	December 31, 2020
Discount notes designated as economic hedges (a)	$149,718

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 5.10    Discount Notes under the Fair Value Option (FVO)

Consolidated Obligation Discount Notes
Par Amount	December 31, 2020
Discount notes designated under FVO (a)	$7,118,211

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.11    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2021	December 31, 2020
Discount notes hedged under qualifying hedge (a)	$1,806,000	$2,139,000

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

Accrued interest payable

Accrued interest payable — Amounts outstanding were $125.3 million at September 30, 2021 and $118.0 million at December 31, 2020. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $183.4 million at September 30, 2021 and $186.6 million at December 31, 2020. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	September 30, 2021	December 31, 2020
Capital Stock (a)	$4,447,124	$5,366,830
Unrestricted retained earnings (b)	1,113,113	1,135,341
Restricted retained earnings (c)	816,820	774,275
Accumulated Other Comprehensive Income (Loss)	34,297	(19,747)
Total Capital	$6,411,354	$7,256,699

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

(c)

Restricted retained earnings — Restricted retained earnings balance at September 30, 2021 has grown to $816.8 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the current calendar quarter. By way of reference, if the Restricted retained earnings target was to be calculated at September 30, 2021, the target amount would be $1.0 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $816.8 million at September 30, 2021. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2021	December 31, 2020
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(2,714)	$(5,588)
Net market value unrealized gains (losses) on available-for-sale securities (b)	176,495	280,626
Net Fair value hedging gains (losses) on available-for-sale securities (b)	20,780	(44,052)
Net Cash flow hedging gains (losses) (c)	(124,826)	(207,204)
Employee supplemental retirement plans (d)	(35,438)	(43,529)
Total Accumulated other comprehensive income (loss)	$34,297	$(19,747)

(a)

Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).

(b)

Net market values of available-for-sale securities were $176.5 million and $280.6 million at September 30, 2021 and December 31, 2020, respectively, represent third-party pricing vendors’ market-based unrealized gains of securities designated as AFS. Net unrealized gains of $20.8 million and unrealized losses of $44.1 million at September 30, 2021 and December 31, 2020, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.

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

Table 6.3    AOCI Rollforward due to ASC 815 Hedging Programs

	September 30, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	80,898	—	64,832
Amount reclassified	—	1,128	—
Fair Value - closed contract	—	352	—
Ending balance	$(117,596)	$(7,230)	$20,780

Notional amount of swaps outstanding	$1,806,000	$—	$1,893,000

	December 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(109,411)	(1,109)	(32,459)
Amount reclassified	—	1,352	—
Fair Value - closed contract	—	(3,520)	—
Ending balance	$(198,494)	$(8,710)	$(44,052)

Notional amount of swaps outstanding	$2,139,000	$—	$1,134,000

	September 30, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(136,886)	(1,109)	(51,318)
Amount reclassified	—	984	—
Fair Value - closed contract	—	(3,531)	—
Ending balance	$(225,969)	$(9,089)	$(62,911)

Notional amount of swaps outstanding	$2,664,000	$—	$973,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2021	September 30, 2020
Cash dividends paid per share	$3.57	$4.46
Dividends paid (a) (c)	$192,405	$269,024
Pay-out ratio (b)	90.45%	78.24%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	September 30, 2021
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,182,000	$41,566	$65,200	$106,766	$(96,062)	$10,704
Cleared derivatives assets (d)	66,735,000	1,555	122,096	123,651	368,864	492,515
	70,917,000	43,121	187,296	230,417	272,802	503,219
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	9,299,466	(51,227)	52,880	1,653	—	1,653
Triple B liability (c)	5,791,000	(206,236)	211,430	5,194	—	5,194
	15,090,466	(257,463)	264,310	6,847	—	6,847
Total derivative positions with non-member
counterparties to which the Bank had credit exposure	86,007,466	(214,342)	451,606	237,264	272,802	510,066
Member institutions
Derivative positions with member counterparties
to which the Bank had credit exposure	79,000	4,101	—	4,101	(4,101)	—
Delivery commitments
Derivative position with delivery commitments	21,868	—	—	—	—	—
Total derivative position with members	100,868	4,101	—	4,101	(4,101)	—
Total	$86,108,334	$(210,241)	$451,606	$241,365	$268,701	$510,066
Derivative positions without credit exposure	9,119,893
Total notional	$95,228,227

	December 31, 2020
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$2,515,000	$28,880	$(18,385)	$10,495	$—	$10,495
Cleared derivatives assets (d)	20,297,279	1,670	—	1,670	43,519	45,189
	22,812,279	30,550	(18,385)	12,165	43,519	55,684
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	10,000	(300)	300	—	—	—
Triple B liability (c)	2,833,000	(305,483)	309,300	3,817	—	3,817
Cleared derivatives liability (d)	94,431,914	—	—	—	586,853	586,853
	97,274,914	(305,783)	309,600	3,817	586,853	590,670
Total derivative positions with non-member counterparties to which the Bank had credit exposure	120,087,193	(275,233)	291,215	15,982	630,372	646,354
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	444,000	20,659	—	20,659	(20,659)	—
Delivery commitments
Derivative position with delivery commitments	9,777	28	—	28	(28)	—
Total derivative position with members	453,777	20,687	—	20,687	(20,687)	—
Total	$120,540,970	$(254,546)	$291,215	$36,669	$609,685	$646,354
Derivative positions without credit exposure	7,346,674
Total notional	$127,887,644

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $368.9 million and $630.4 million, in marketable securities as collateral at September 30, 2021 and December 31, 2020. At September 30, 2021, we had pledged $122.1 million in cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2021	$1,436	$63,116	$61,680
June 30, 2021	1,521	74,467	72,946
March 31, 2021	1,677	77,183	75,506
December 31, 2020	1,698	84,479	82,781

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2021	$6,437	$24,822	$18,385
June 30, 2021	10,163	24,722	14,559
March 31, 2021	10,643	28,880	18,237
December 31, 2020	9,367	27,629	18,262

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2021	$1,789	$23,245	$21,456
June 30, 2021	1,740	22,711	20,971
March 31, 2021	2,725	26,128	23,403
December 31, 2020	3,448	24,494	21,046

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

Cash flows

Cash and due from Banks was $118.8 million at September 30, 2021 and $1.9 billion at December 31, 2020. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $697.8 million in net cash inflows in the nine months ended September 30, 2021, compared to outflows of $399.0 million in the same period in 2020. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $212.7 million in the nine months ended September 30, 2021 and $343.8 million in the same period in the prior year; (b) Derivatives and hedging activities provided $391.6 million in cash flows in the nine months ended September 30, 2021, compared to the use of $603.5 million in cash flows in the same period in 2020. The change was consistent with the significant decline in benchmark interest rates in the current year period; additionally, we posted lower amounts of variation margins to derivative counterparties; and (c) we reported positive adjustments to operating cash flows of $77.3 million to recognize unrealized valuation losses on U.S. Treasury securities at September 30, 2021, compared to a negative adjustment of $116.2 million at September 30, 2020.

Cash flows provided by/ (used in) investing activities — Investing activities resulted in $31.8 billion in net cash inflows in the nine months ended September 30, 2021, compared to $10.9 billion in net cash inflows in the same period in 2020. In current period, Securities purchased under agreements to resell decreased and federal funds sold increased; investments in U.S. Treasury securities declined.

Cash flows provided by/ (used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $34.3 billion in the nine months ended September 30, 2021 compared to net outflows of $10.7 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 8.4     Short-term Debt

			Consolidated Obligations-Bonds With
	Consolidated Obligations-Discount Notes		Original Maturities of One Year or Less
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Outstanding at end of the period (a)	$32,768,402	$57,658,838	$16,169,400	$30,772,940
Weighted-average rate at end of the period (b)	0.04%	0.15%	0.05%	0.12%
Average outstanding for the period (a)	$47,864,031	$74,759,309	$27,249,032	$35,920,800
Weighted-average rate for the period	0.06%	0.51%	0.09%	0.84%
Highest outstanding at any month-end (a)	$58,583,114	$90,249,660	$33,017,940	$52,277,550

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2021 and September 30, 2020. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 19, 2021.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total interest income	$227,403	$354,712	$757,212	$1,597,069
Total interest expense	99,226	173,949	327,332	1,033,825
Net interest income before provision for credit losses	128,177	180,763	429,880	563,244
Provision (Reversal) for credit losses	(1,652)	2,536	(4,609)	5,702
Net interest income after provision for credit losses	129,829	178,227	434,489	557,542
Total other income (loss)	(8,652)	(14,283)	(50,895)	(29,371)
Total other expenses	48,055	51,498	147,227	146,119
Income before assessments	73,122	112,446	236,367	382,052
Affordable Housing Program Assessments	7,314	11,251	23,645	38,225
Net income	$65,808	$101,195	$212,722	$343,827

Net Income — 2021 Third Quarter Compared to 2020 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2021 third quarter was $65.8 million, a decrease of $35.4 million, or 35.0% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2021 third quarter Net interest income was $128.2 million, a decrease of $52.6 million, or 29.1% compared to the same period in the prior year. Net interest spread was 43 basis points in the 2021 third quarter, no change from the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $8.7 million in the 2021 third quarter compared to a loss of $14.3 million in the same period in the prior year.

●	Service fees and other were $4.3 million in the 2021 third quarter compared to $4.1 million in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported a net valuation gain of $0.3 million in the 2021 third quarter compared to a net gain of $7.1 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported a gain of $3.3 million in Other income in the 2021 third quarter, compared to a gain of $10.8 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net losses of $16.1 million in the 2021 third quarter, compared to net losses of $39.7 million in the same period in the prior year.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net losses of $0.5 million in the 2021 third quarter compared to net gains of $3.1 million in the same period in the prior year.

Other expenses were $48.1 million in the 2021 third quarter, compared to $51.5 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $16.9 million in the 2021 third quarter, slightly lower than the same period in the prior year.
●	Compensation and benefits expenses were $23.3 million in the 2021 third quarter, slightly higher than the same period in the prior year.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.5 million in the 2021 third quarter, compared to $4.9 million in the same period in the prior year.
●	Other expenses were $2.3 million in the 2021 third quarter, compared to $6.7 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $7.3 million in the 2021 third quarter, compared to $11.3 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Income — Year-to-Date Period Ended September 30, 2021 Compared to September 30, 2020

Net income in the year-to-date period in the current year was $212.7 million, a decrease of $131.1 million, or 38.1% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $429.9 million, a decrease of $133.4 million, or 23.7%. Net interest spread was 44 basis points in the current year, compared to 41 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, the aggregate impact was a loss of $50.9 million in the 2021 period compared to a loss of $29.4 million in the same period in the prior year.

Other expenses were $147.2 million in the year-to-date period in the current year, compared to $146.1 million in the same period in the prior year. Operating expenses were $49.4 million in the year-to-date period in the current year, up from $48.6 million in the prior year period. Compensation and benefits were $70.8 million in the year-to-date period in the current year, up from $68.6 million in the prior year period. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $16.5 million in the year-to-date period in the current year, compared to $13.9 million in the prior year period. Other expenses were $10.6 million in the year-to-date period in the current year and $15.0 million in the prior year period. Other expenses included contributions to homeowners and small businesses, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $23.6 million in the year-to-date period in the current year, compared to $38.2 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
Total interest income (a)	$227,403	$354,712	(35.89)%	$757,212	$1,597,069	(52.59)%
Total interest expense (a)	99,226	173,949	(42.96)	327,332	1,033,825	(68.34)
Net interest income before provision for credit losses	$128,177	$180,763	(29.09)%	$429,880	$563,244	(23.68)%

(a)Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

Our 2021 third quarter net interest income decreased from prior year third quarter by $52.6 million resulting from decreases in both the average yields on, and the average balances of, interest earning assets, principally advances. Additionally, $7.5 million and $8.2 million of prepayment fees were recorded in Net interest income in the third quarter of 2021 and 2020, respectively.

Financial markets in the third quarter continued to exhibit historically low levels of interest rates and high levels of liquidity, impacting our interest revenues and opportunities for acquiring investments. Net interest income decreased from prior year third quarter by 29.1% and in the year-to-date period ended September 30, 2021 net interest income decreased by 23.7%.

The U.S. and various state governments have continued to provide wide-ranging fiscal support programs, creating high levels of market liquidity and high levels of deposits at US banks, reducing members’ need for advances. Interest margin also continues to be adversely impacted by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven up pricing and limited the opportunities for acquiring investments that would meet our risk/reward targets. Spreads remained very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs. Reacting to adverse changes in declining spreads and declining requirements for liquidity, we have reduced our balance sheet inventory of U.S. Treasury securities held for liquidity.

In the 2021 third quarter, margins tightened between yields on assets, specifically short-term and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 45 basis points, compared to 46 basis points in the prior year third quarter. Net interest spread in the 2021 third quarter was 43 basis points, representing the yield from earning assets minus interest paid on costing liabilities. In the prior year third quarter, the net interest spread was 43 basis points.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, decreased to $6.6 billion in 2021 third quarter from $8.1 billion in the prior year quarter (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in the 2021 third quarter as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

In the 2021 year-to-date period, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were relatively unchanged. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 46 basis points, unchanged from the same period in the prior year. Net interest spread in the 2021 year-to-date period was 44 basis points, representing the yield from earning assets minus interest paid on costing liabilities. In the same period in the prior year, the net interest spread was 41 basis points.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, decreased to $7.0 billion in 2021 year-to-date period from $8.1 billion in the same period in the prior year (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in the 2021 year-to-date period as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded net expense of $72.8 million to interest margin, in the third quarter of the current year compared to an expense of $117.4 million in the same period in the prior year. In the year-to-date period ended September 30, 2021 we recorded a net expense of $248.9 million compared to a net expense of $186.1 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. The declining benchmark interest rate indices have driven down the benchmark-indexed cash flows received on fair value hedges of advances, such that the net cash flows we received were less than the fixed-rate cash flows paid on the swap contracts. While the declining benchmarks had a favorable impact on benchmark-indexed cash flows paid on swaps hedging debt, the favorable impact was not as significant. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness in the comparable quarters were immaterial.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income	$332,052	$482,540	$1,082,444	$1,847,259
Fair value hedging effects	213	814	1,664	(1,701)
Amortization of basis	(666)	(180)	(692)	(402)
Interest rate swap accruals	(104,196)	(128,462)	(326,204)	(248,087)
Reported interest income	227,403	354,712	757,212	1,597,069

Interest expense	132,722	185,215	412,205	1,099,600
Fair value hedging effects	(810)	1,139	(3,560)	550
Amortization of basis	(1,310)	(1,315)	(4,013)	(4,300)
Interest rate swap accruals	(31,376)	(11,090)	(77,300)	(62,025)
Reported interest expense	99,226	173,949	327,332	1,033,825
Net interest income	$128,177	$180,763	$429,880	$563,244
Net interest adjustment - interest rate swaps	$(71,153)	$(116,562)	$(240,359)	$(184,415)

Spread and Yield Analysis — 2021 Periods Vs. 2020 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$75,642,110	$116,229	0.61%	$110,391,489	$193,003	0.70%
Interest bearing deposits and others	1,321,580	311	0.09	1,661,515	581	0.14
Federal funds sold and other overnight funds	12,558,891	2,834	0.09	12,672,913	3,039	0.10
Investments
Trading securities	5,924,376	16,871	1.13	12,793,851	48,708	1.51
Mortgage-backed securities
Fixed	10,696,765	67,049	2.49	11,270,182	78,177	2.76
Floating	3,448,295	4,889	0.56	4,613,316	7,449	0.64
State and local housing finance agency obligations	1,067,356	2,014	0.75	1,107,617	2,419	0.87
Mortgage loans held-for-portfolio	2,468,091	17,206	2.77	3,105,313	21,336	2.73
Loans to other FHLBanks	—	—	NM	—	—	NM

Total interest-earning assets	$113,127,464	$227,403	0.80%	$157,616,196	$354,712	0.90%

Funded By:
Consolidated obligation bonds
Fixed	$61,471,367	$82,761	0.53%	$31,949,748	$94,992	1.18%
Floating	3,863,050	1,727	0.18	31,651,519	15,074	0.19
Consolidated obligation discount notes	39,375,108	14,593	0.15	83,652,419	63,582	0.30
Interest-bearing deposits and other borrowings	1,394,120	120	0.03	1,486,782	236	0.06
Mandatorily redeemable capital stock	2,245	25	4.42	4,874	65	5.31

Total interest-bearing liabilities	106,105,890	99,226	0.37%	148,745,342	173,949	0.47%

Other non-interest-bearing funds	433,339	—		815,709	—
Capital	6,588,235	—		8,055,145	—

Total Funding	$113,127,464	$99,226		$157,616,196	$173,949

Net Interest Income/Spread		$128,177	0.43%		$180,763	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.45%			0.46%

	Nine months ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$84,322,865	$379,624	0.60%	$112,820,573	$983,798	1.16%
Interest bearing deposits and others	1,364,396	908	0.09	1,495,715	3,190	0.28
Federal funds sold and other overnight funds	12,210,806	7,474	0.08	13,992,460	60,400	0.58
Investments
Trading securities	8,365,101	85,249	1.36	13,773,165	174,589	1.69
Mortgage-backed securities
Fixed	10,748,075	207,851	2.59	11,257,490	241,581	2.87
Floating	3,731,934	16,351	0.59	4,923,062	48,743	1.32
State and local housing finance agency obligations	1,082,639	5,788	0.71	1,114,970	13,041	1.56
Mortgage loans held-for-portfolio	2,626,295	53,966	2.75	3,168,599	71,694	3.02
Loans to other FHLBanks	1,099	1	0.12	2,737	33	1.61

Total interest-earning assets	$124,453,210	$757,212	0.81%	$162,548,771	$1,597,069	1.31%

Funded By:
Consolidated obligation bonds
Fixed	$60,507,351	$259,229	0.57%	$31,591,384	$372,054	1.57%
Floating	7,101,515	8,094	0.15	41,961,507	271,495	0.86
Consolidated obligation discount notes	47,864,031	59,590	0.17	78,887,611	386,392	0.65
Interest-bearing deposits and other borrowings	1,485,254	332	0.03	1,379,374	3,684	0.36
Mandatorily redeemable capital stock	2,525	87	4.61	4,691	200	5.70

Total interest-bearing liabilities	116,960,676	327,332	0.37%	153,824,567	1,033,825	0.90%

Other non-interest-bearing funds	530,497	—		595,986	—
Capital	6,962,037	—		8,128,218	—

Total Funding	$124,453,210	$327,332		$162,548,771	$1,033,825

Net Interest Income/Spread		$429,880	0.44%		$563,244	0.41%

Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.46%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

NM — Not meaningful.

Rate and Volume Analysis — 2021 Periods Vs. 2020 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	September 30, 2021 vs. September 30, 2020
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(55,440)	$(21,334)	$(76,774)
Interest bearing deposits and others	(104)	(166)	(270)
Federal funds sold and other overnight funds	(26)	(179)	(205)
Investments
Trading securities	(21,668)	(10,169)	(31,837)
Mortgage-backed securities
Fixed	(3,845)	(7,283)	(11,128)
Floating	(1,727)	(833)	(2,560)
State and local housing finance agency obligations	(85)	(320)	(405)
Mortgage loans held-for-portfolio	(4,438)	308	(4,130)
Loans to other FHLBanks	—	—	NM

Total interest income	(87,333)	(39,976)	(127,309)

Interest Expense
Consolidated obligation bonds
Fixed	57,609	(69,840)	(12,231)
Floating	(12,476)	(871)	(13,347)
Consolidated obligation discount notes	(24,893)	(24,096)	(48,989)
Deposits and borrowings	(14)	(102)	(116)
Mandatorily redeemable capital stock	(31)	(9)	(40)

Total interest expense	20,195	(94,918)	(74,723)

Changes in Net Interest Income	$(107,528)	$54,942	$(52,586)

	For the nine months ended
	September 30, 2021 vs. September 30, 2020
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(207,266)	$(396,908)	$(604,174)
Interest bearing deposits and others	(258)	(2,024)	(2,282)
Federal funds sold and other overnight funds	(6,838)	(46,088)	(52,926)
Investments
Trading securities	(59,589)	(29,751)	(89,340)
Mortgage-backed securities
Fixed	(10,593)	(23,137)	(33,730)
Floating	(9,803)	(22,589)	(32,392)
State and local housing finance agency obligations	(368)	(6,885)	(7,253)
Mortgage loans held-for-portfolio	(11,537)	(6,191)	(17,728)
Loans to other FHLBanks	(13)	(19)	(32)

Total interest income	(306,265)	(533,592)	(839,857)

Interest Expense
Consolidated obligation bonds
Fixed	212,728	(325,553)	(112,825)
Floating	(132,251)	(131,150)	(263,401)
Consolidated obligation discount notes	(112,827)	(213,975)	(326,802)
Deposits and borrowings	263	(3,615)	(3,352)
Mandatorily redeemable capital stock	(80)	(33)	(113)

Total interest expense	(32,167)	(674,326)	(706,493)

Changes in Net Interest Income	$(274,098)	$140,734	$(133,364)

NM — Not meaningful.

Interest Income — 2021 Periods Vs. 2020 Periods

Our interest revenues are generated from an asset mix of long-term assets, such as fixed-rate advances, long-term fixed- and floating-rate investments, long-term 15-year and 30-year mortgage loans, and revenues generated from portfolios of overnight and short-term assets and U.S. Treasury securities held for liquidity.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
Interest Income
Advances	$116,229	$193,003	(39.78)%	$379,624	$983,798	(61.41)%
Interest-bearing deposits	311	581	(46.47)	908	3,190	(71.54)
Securities purchased under agreements to resell	9	957	(99.06)	485	27,657	(98.25)
Federal funds sold	2,825	2,082	35.69	6,989	32,743	(78.65)
Trading securities	16,871	48,708	(65.36)	85,249	174,589	(51.17)
Mortgage-backed securities
Fixed	67,049	78,177	(14.23)	207,851	241,581	(13.96)
Floating	4,889	7,449	(34.37)	16,351	48,743	(66.45)
State and local housing finance agency obligations	2,014	2,419	(16.74)	5,788	13,041	(55.62)
Mortgage loans held-for-portfolio	17,206	21,336	(19.36)	53,966	71,694	(24.73)
Loans to other FHLBanks	—	—	NM	1	33	(96.97)

Total interest income	$227,403	$354,712	(35.89)%	$757,212	$1,597,069	(52.59)%

NM - Not meaningful.

Interest income in the 2021 third quarter was $227.4 million, a decline of 35.9% compared to the prior year third quarter. To provide context, interest expense declined by 43.0% compared to the prior year third quarter.

Changes in interest income in the current year third quarter compared to same quarter in the prior year were largely impacted by declining average balances and lower yields earned on assets. Average advances balances declined $34.8 billion from the prior year period.

Interest income in the 2021 year-to-date period was $757.2 million, a decline of 52.6% compared to the same period in the prior year. To provide context, interest expense declined by 68.3% compared to the year-to-date period in the prior year.

Yields earned on assets declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield earned on earning assets in 2021 year-to-date period was 81 basis points, compared to 131 basis points in the same period in the prior year.

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

Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt. We execute our strategies by converting the fixed-rate funding to floating-rate debt using swap contracts indexed to a risk-free benchmark interest rate. Our adopted hedging benchmarks are SOFR-OIS, LIBOR and Federal Funds-OIS. We are transitioning away from LIBOR to SOFR-OIS benchmark in line with an industry-wide transition effort. For ASC 815 qualifying hedges of debt, swap interest settlements and fair value gains and losses are recorded in interest expense together with the interest expense accrued on the hedged CO debt.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2021	2020	Change	2021	2020	Change
Interest Expense
Consolidated obligations bonds
Fixed	$82,761	$94,992	(12.88)%	$259,229	$372,054	(30.32)%
Floating	1,727	15,074	(88.54)	8,094	271,495	(97.02)
Consolidated obligations discount notes	14,593	63,582	(77.05)	59,590	386,392	(84.58)
Deposits	116	208	(44.23)	291	3,582	(91.88)
Mandatorily redeemable capital stock	25	65	(61.54)	87	200	(56.50)
Cash collateral held and other borrowings	4	28	(85.71)	41	102	(59.80)

Total interest expense	$99,226	$173,949	(42.96)%	$327,332	$1,033,825	(68.34)%

Interest Expense — 2021 Periods Vs. 2020 Periods

Interest expense in the 2021 third quarter was $99.2 million, a decline of 43.0% compared to the prior year third quarter (As noted elsewhere in this document, interest income declined by 35.9% compared to the prior year third quarter).

The decline in interest expense was in parallel with the significant decline in bond yields in the financial markets almost immediately after the Federal Reserve’s rate actions in mid-March 2020. Interest rates have declined further, and debt costing yields remain very low.

Rate-related decline in funding expense was $94.9 million, in line with the dramatic decline in rates in the bond markets; volume-related increase in funding expense was $20.2 million in the 2021 third quarter compared to the third quarter in 2020.

We have made tactical changes to our liability mix when compared to the prior year third quarter. In the 2021 third quarter, 54.3% of average earning assets were funded by fixed-rate CO bonds and 3.4% were funded by floating-rate CO bonds. In the prior year third quarter, fixed-rate CO bonds funded 20.3% of earning assets and floating-rate CO bonds funded 20.1% of earning assets.

Costing yields paid on aggregate funding declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield paid on total funding in the 2021 third quarter was 37 basis points, compared to 47 basis points in the prior year third quarter.

Interest expense in the 2021 year-to-date period was $327.3 million, a decline of 68.3% compared to the same period in the prior year. To provide context, interest income declined by 52.6% compared to the year-to-date period in the prior year.

Rate-related decline in funding expense was $674.3 million in line with the dramatic decline in rates in the bond markets; volume-related decline in funding expense was $32.2 million in parallel with the funding of a lower balance sheet in the 2021 year-to-date period compared to the same period in 2020.

We have made tactical changes to our liability mix when compared to the year-to-date period in the prior year. In the 2021 year-to-date period, 48.6% of average earning assets were funded by fixed-rate CO bonds and 5.7% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 19.4% of earning assets and floating-rate CO bonds funded 25.8% of earning assets. The usage of CO discount notes has declined to 38.5% in the year-to-date period in the current year from 48.5% in the same period in the prior year.

Costing yields paid on aggregate funding declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield paid on total funding in the 2021 year-to-date period was 37 basis points, compared to 90 basis points in the same period in the prior year.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. Changes to interest expense in the 2021 third quarter due to net interest settlement on swaps and hedge ineffectiveness in ASC 815 qualifying hedges were not material. For more information, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

Allowance for Credit Losses — 2021 Periods Vs. 2020 Periods

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) and became effective for the Bank as of January 1, 2020. For a description of how expected losses are developed including interest receivable, see our most recent Form 10-K filed on March 19, 2021. Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $3.0 million at September 30, 2021 and $7.1 million at December 31, 2020. Allowance for credit losses recorded on investments was $0.4 million at September 30, 2021 and $1.0 million at December 31, 2020. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2021 Periods Vs. 2020 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Other income (loss):
Service fees and other (a)	$4,334	$4,133	$12,893	$13,373
Instruments held under the fair value option gains (losses) (b)	315	7,107	4,248	(4,283)
Derivative gains (losses) (c)	3,263	10,849	2,872	(157,242)
Trading securities gains (losses) (d)	(16,115)	(39,693)	(77,298)	116,182
Equity investments gains (losses) (e)	(482)	3,096	6,357	2,374
Litigation settlement	33	225	33	225
Total other income (loss)	$(8,652)	$(14,283)	$(50,895)	$(29,371)

(a)

Service fees and other, net — Service fees are from providing corresponding banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.3 million in the third quarter of the current year compared to $4.6 million in the same period in the prior year. On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $13.3 million in the current year, compared to $14.4 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

(c)	See Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 9.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(16,115)	$(39,693)	$(77,298)	$77,883
Net realized gains (losses) on trading securities sold/matured during the period	—	—	—	38,299
Net gains (losses) on trading securities	$(16,115)	$(39,693)	$(77,298)	$116,182

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading and carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. In the third quarter of the current year and the same period in the prior year, recorded losses were unrealized marked-to-market losses. In the year-to-date period ended September 30, 2021, recorded losses were unrealized marked-to-market losses. In the year-to-date period ended September 30, 2020, gains included both unrealized and realized gains. Valuations declined at September 30, 2021 as the remaining duration to maturity shortened. The COVID-19 pandemic caused interest rates to decline precipitously in 2020, driving up market valuations of our fixed-rate U.S. Treasury securities. Notional amounts of securities were also lower in the current year period, $4.4 billion at September 30, 2021, $11.6 billion at December 31, 2020, and $12.4 billion at September 30, 2020.

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$12,469	$40,746	$62,755	$(103,328)
Caps or floors	(34)	(38)	(9)	(33)
Mortgage delivery commitments	(100)	535	(316)	1,654
Swaps economically hedging instruments designated under FVO (b)	(745)	(13,861)	(3,720)	10,229
Accrued interest on derivatives in economic hedging relationships (c)	(8,333)	(16,572)	(55,862)	(66,094)
Net gains (losses) related to derivatives not designated as hedging instruments	$3,257	$10,810	$2,848	$(157,572)
Price alignment interest paid on variation margin	6	39	24	330
Net gains (losses) on derivatives and hedging activities	$3,263	$10,849	$2,872	$(157,242)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)

Represents fair value changes recorded in Other income, primarily: (1) interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities that recorded fair value gains of $16.1 million in the third quarter of the current year compared to fair value gains of $43.4 million in the same period in the prior year. In the year-to-date period ended September 30, 2021 fair value gains of $72.9 million were recorded compared to fair value losses of $120.4 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes. To provide context, the portfolio of securities reported marked-to-market losses of $16.1 million in the third quarter of the current year compared to marked-to-market losses of $39.7 million in the same period in the prior year. In the year-to-date period ended September 30, 2021 the portfolio of securities reported marked-to-market losses of $77.3 million compared to marked-to-market gains of $116.2 million in the same period in the prior year. (2) Interest rate swaps in economic hedges of advances and debt, primarily basis swaps, that generated net fair value losses of $3.6 million in the third quarter of the current year compared to fair value losses of $2.6 million in the same period in the prior year. In the year-to-date period ended September 30, 2021 net fair value losses of $10.1 million was recorded compared to fair value gains of $17.2 million in the same period in the prior year.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2021 Periods Vs. 2020 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
		Percentage of		Percentage of
	2021	Total	2020	Total
Operating Expenses (a)
Occupancy	$2,112	12.47%	$2,345	13.76%
Depreciation and leasehold amortization	3,216	18.98	2,669	15.67
All others (b)	11,615	68.55	12,023	70.57
Total Operating Expenses	$16,943	100.00%	$17,037	100.00%

Total Compensation and Benefits	$23,275		$22,957
Finance Agency and Office of Finance (c)	$5,514		$4,850
Other expenses (d)	$2,323		$6,654

	Nine months ended September 30,
		Percentage of		Percentage of
	2021	Total	2020	Total
Operating Expenses (a)
Occupancy	$6,604	13.38%	$6,777	13.94%
Depreciation and leasehold amortization	9,285	18.81	7,946	16.35
All others (b)	33,472	67.81	33,879	69.71
Total Operating Expenses	$49,361	100.00%	$48,602	100.00%

Total Compensation and Benefits	$70,755		$68,599
Finance Agency and Office of Finance (c)	$16,520		$13,894
Other expenses (d)	$10,591		$15,024

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

(d)

The category Other expenses included $3.2 million in the year-to-date period ended September 30, 2021 that were disbursed to assist small businesses impacted by the COVID-19 pandemic; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2021 Periods Vs. 2020 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2020 filed on March 19, 2021.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$152,523	$159,464	$148,827	$153,894
Additions from current period’s assessments	7,314	11,251	23,645	38,225
Net disbursements for grants and programs	(15,034)	(12,363)	(27,669)	(33,767)
Ending balance	$144,803	$158,352	$144,803	$158,352

AHP assessments allocated from net income totaled $7.3 million in the third quarter of the current year, compared to $11.3 million for the same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $23.6 million for the current period and $38.2 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Legislative and Regulatory Developments

FHLBank Membership

On September 9, 2021, the FHFA published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the FHFA published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the FHFA published a Policy Statement on Fair Lending to communicate the FHFA’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the FHFA and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank and its members.

COVID-19 Developments

In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and Congress has enacted, and may continue to enact, pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Other Legislative Matters

Affordable Housing and Community Investment

As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. As part of the subsequent Congressional budget reconciliation process, a legislative proposal is under consideration that would, if enacted, require the FHLBanks to increase their respective contributions under their affordable housing programs, in each year from 2022 to 2027, from 10% to 15% of their net income for the preceding year starting with 2021 (with the aggregate annual contributions from the FHLBanks remaining at no less than $100 million). The FHLBanks continue to closely monitor these proposals and developments.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2020 based on an anticipated market condition for 2021. Management believes that the reported metrics below (except for income simulation) in the near term are limited because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of September 30, 2021 for completeness and comparative purposes. The Bank has updated income simulation modeling and implemented scenario changes to take account of the existing low rate environment and potential for negative rates in 2021. The current risk limits are as follows:

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2021	-1.33	1.84	-0.70	0.34
June 30, 2021	-1.69	1.36	-0.91	-0.22
March 31, 2021	-0.72	0.10	-0.57	0.06
December 31, 2020	-0.47	1.12	0.31	0.24
September 30, 2020	-0.64	1.03	0.49	0.03

The DOE has remained within policy limits. The -100/200bps scenarios impose a near zero rate condition and produced results that Bank management does not consider meaningful given the current low rate market environment.

Duration indicates any cumulative re-pricing/maturity imbalance in the portfolio’s financial assets and liabilities. Duration of Equity (DOE) is the Market Value of Equity’s (MVE) sensitivity to a change in the level of interest rates expressed in years. MVE is calculated as market value of assets minus market value of liabilities. A positive DOE indicates a decrease to MVE if interest rates go higher, a negative DOE indicates a decrease to MVE if interest rates go lower. We measure DOE using software that generates a full revaluation incorporating optionality within our portfolio using well-known and tested financial pricing theoretical models. The DOE calculation also incorporates non-interest bearing financial assets and liabilities.

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

One Year
Re-pricing Gap
September 30,2021	$4.812 Billion
June 30, 2021	$5.128 Billion
March 31, 2021	$5.572 Billion
December 31, 2020	$5.792 Billion
September 30, 2020	$5.826 Billion

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

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
September 30, 2021	N/A	N/A	5.39%
June 30, 2021	N/A	N/A	14.80%
March 31, 2021	N/A	N/A	7.32%
December 31, 2020	N/A	-5.52%	7.65%
September 30, 2020	N/A	-4.36%	3.27%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of September 30, 2021 for completeness and comparative purposes. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
September 30, 2021	0.34%	-1.04%	0.75%
June 30, 2021	0.15%	-0.99%	1.88%
March 31, 2021	-1.57%	-0.85%	0.79%
December 31, 2020	0.78%	0.21%	1.00%
September 30, 2020	1.95%	1.27%	1.24%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2021 and December 31, 2020 (in millions):

	Interest Rate Sensitivity
	September 30, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,794	$230	$520	$335	$1,049
MBS investments	3,549	543	1,646	1,397	6,914
Swaps hedging MBS	1,893	—	—	(50)	(1,843)
Adjustable-rate loans and advances	7,877	—	—	—	—
Net investments, adjustable rate loans and advances	24,113	773	2,166	1,682	6,120

Liquidity trading portfolio	580	1,374	1,698	—	715
Swaps hedging investments	3,796	(1,375)	(1,700)	—	(721)
Net liquidity trading portfolio	4,376	(1)	(2)	—	(6)

Fixed-rate loans and advances	28,522	3,668	12,646	6,558	10,653
Swaps hedging fixed-rate advances	30,727	(3,034)	(10,826)	(6,235)	(10,632)
Net fixed-rate loans and advances	59,249	634	1,820	323	21

Total interest-earning assets	$87,738	$1,406	$3,984	$2,005	$6,135

Interest-bearing liabilities:
Deposits	$1,422	$—	$—	$—	$—

Discount notes	32,635	133	—	—	—
Swaps hedging discount notes	(1,608)	—	—	536	1,072
Net discount notes	31,027	133	—	536	1,072

Consolidated Obligation Bonds
FHLBank bonds	23,219	5,030	12,186	13,359	7,387
Swaps hedging bonds	27,319	(3,818)	(8,314)	(11,590)	(3,597)
Net FHLBank bonds	50,538	1,212	3,872	1,769	3,790

Total interest-bearing liabilities	$82,987	$1,345	$3,872	$2,305	$4,862
Post hedge gaps (a):
Periodic gap	$4,751	$61	$112	$(300)	$1,273
Cumulative gaps	$4,751	$4,812	$4,924	$4,624	$5,897

	Interest Rate Sensitivity
	December 31, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,119	$447	$733	$309	$905
MBS investments	4,854	608	1,749	1,670	6,068
Swaps hedging MBS	1,134	—	—	—	(1,134)
Adjustable-rate loans and advances	17,054	—	—	—	—
Net investments, adjustable rate loans and advances	38,161	1,055	2,482	1,979	5,839

Liquidity trading portfolio	6,538	3,464	1,653	—	—
Swaps hedging investments	5,105	(3,450)	(1,655)	—	—
Net liquidity trading portfolio	11,643	14	(2)	—	—

Fixed-rate loans and advances	36,333	4,537	13,634	8,019	11,163
Swaps hedging fixed-rate advances	34,252	(4,140)	(11,505)	(7,477)	(11,130)
Net fixed-rate loans and advances	70,585	397	2,129	542	33

Total interest-earning assets	$120,389	$1,466	$4,609	$2,521	$5,872

Interest-bearing liabilities:
Deposits	$1,683	$—	$—	$—	$—

Discount notes	57,656	—	—	—	—
Swaps hedging discount notes	(1,806)	113	85	241	1,367
Net discount notes	55,850	113	85	241	1,367

Consolidated Obligation Bonds
FHLBank bonds	37,400	11,964	12,361	2,265	5,212
Swaps hedging bonds	19,719	(10,666)	(7,775)	(603)	(675)
Net FHLBank bonds	57,119	1,298	4,586	1,662	4,537

Total interest-bearing liabilities	$114,652	$1,411	$4,671	$1,903	$5,904
Post hedge gaps (a):
Periodic gap	$5,737	$55	$(62)	$618	$(32)
Cumulative gaps	$5,737	$5,792	$5,730	$6,348	$6,316

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2021. Based on this evaluation, they concluded that as of September 30, 2021, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
10.01	Federal Home Loan Bank of New York Amended and Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan, effective as of September 24, 2021 (a)		8-K	11/3/2021
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

* Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a)	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 12, 2021