Form 10-K
period 2021-12-31
Federal Home Loan Bank of New York
filed 2022-03-22
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2021, the aggregate par value of the common stock held by members of the registrant was approximately $4,867,291,000. At February 28, 2022, 45,166,962 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2021 Annual Report on Form 10-K

PART  I

Item 1.Business.

General

The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”) is a federally chartered corporation exempt from federal, state and local taxes except local real property taxes. It is one of eleven district Federal Home Loan Banks (FHLBanks). The FHLBanks are U.S. government-sponsored enterprises (GSEs), organized under the authority of the Federal Home Loan Bank Act of 1932. Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment. Our defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. We provide a readily available, low-cost source of funds for our member institutions.

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

A Joint Capital Enhancement Agreement (Capital Agreement) among the 11 FHLBanks requires each FHLBank to enhance its capital position, and each FHLBank will contribute 20% of its Net income each quarter to its own restricted retained earnings account at the FHLBank until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations for the quarter. These restricted retained earnings will not be available to pay dividends.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2021	108	67	106	43	8	332

December 31, 2020	111	68	104	42	5	330

Business Segments

We manage our operations as a single business segment. Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership. When advances are paid down, because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is subject to immediate redemption in our sole discretion. When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment. Our operating expenses are low. Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately. We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand contracts or if membership declines.

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

Advances to members, including former members, constituted 67.9% and 67.2% of our total assets of $105.4 billion and $137.0 billion at December 31, 2021 and 2020. In terms of revenues, interest income derived from advances were $0.5 billion, $1.2 billion, and $2.5 billion, representing 50.0%, 60.3%, and 66.8% of total interest income in 2021, 2020 and 2019. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (AMA) programs. At the FHLBNY, the Acquired Member Assets initiatives are the Mortgage Partnership Finance (MPF) Program and Mortgage Asset Program (MAP), which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. These programs are managed and funded in a consistent manner. In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired. Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved. Prior to June 1, 2017, the mortgage loans acquired were credit enhanced to a double-A equivalent level of creditworthiness. For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk. The amount of this credit enhancement is fully collateralized by the member. We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

The Bank introduced the new AMA investment program, MAP in the fourth quarter of 2020. MAP purchases are investment grade, conforming one-to-four family or government insured long-term, fixed-rate home mortgages. MAP, like MPF, is structured to provide secondary mortgage market liquidity to the selling member, the participating financial institution (PFI).

MAP was fully rolled out in March 2021, at which time we stopped purchasing MPF loans. Legacy MPF loans will remain on the FHLBNY’s balance sheet and will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider.

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

We do not service the mortgage loans we purchase under MPF and MAP. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to a FHLBNY approved servicer. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights. We closely monitor the servicers because we are exposed to credit and operational risk if they fail to properly perform.

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

●	Affordable Housing Program (AHP). We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to support the creation and preservation of housing for lower income families and individuals. The program is offered primarily in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, households are required to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions.

See financial statements, Note 13. Affordable Housing Program for assessments allocated from earnings for the periods in this report.

●	Other Mission — Related Activities. The FHLBNY offers four distinct Community Lending Programs (CLP) that support our member’s community-oriented mortgage lending, which was established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meet the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), Urban Development Advance (UDA) and Business Development Advance (BDA). The CLP provides additional support to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP requirements and are offered at reduced fees. Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of FHLBNY’s affordable housing and community economic development mission. In addition, we typically make charitable contributions to organizations deemed to be highly reputable and who provide vital services. The foregone interest and fee income, as well as the charitable contributions, are above and beyond the annual income contribution to the AHP grants and advances offered under these programs.

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

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. The Office of Finance (OF) has authority to issue joint and several debt on behalf of the FHLBanks. At December 31, 2021 and 2020, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $0.7 trillion, including $96.7 billion and $126.6 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12. Consolidated Obligations. Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

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

Consolidated Obligation Bonds. Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. They can be issued and distributed through negotiated or competitive bidding transactions with approved underwriters or bidding group members. Consolidated bonds (COs or CO bonds) generally carry fixed- or variable-rate payment terms and have maturities ranging from one month to 30 years.

●	The Global Debt Program — The FHLBanks issue global bullet Consolidated bonds. The FHLBanks and the Office of Finance maintain a debt issuance process for scheduled issuance of global bullet Consolidated bonds. As part of this process, management from each FHLBank will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global bullet debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, each FHLBank receives an allocation of proceeds equal to either the larger of the FHLBank’s commitment or the ratio of the individual FHLBank’s regulatory capital to total regulatory capital of all of the FHLBanks. If the FHLBanks’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative regulatory capital of the FHLBanks, with the allocation limited to either the lesser of the allocation amount or the actual commitment amount. The FHLBanks can, however, pass on any scheduled calendar slot and decline to issue any global bullet Consolidated bonds upon agreement of at least eight of the FHLBanks.
●	TAP Issue Program — The FHLBanks use the TAP Issue Program to issue fixed-rate, non-callable (bullet) bonds. This program uses specific maturities that may be reopened daily through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller fixed-rate funding needs into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes. Discount notes may be offered into the market through the “discount note window”, or through regularly scheduled competitive auctions. These CO discount notes have a maturity range of one day to one year, are generally issued at or below par, and mature at par.

●	Discount notes issued through the discount note window are priced daily and distributed through FHLBank authorized dealers. FHLBanks may request that specific amounts of Consolidated discount notes (CO discount notes or discount notes) with specific maturity dates be offered by the Office of Finance for sale through authorized securities dealers. The Office of Finance commits to issue CO discount notes on behalf of the requesting FHLBanks after dealers submit orders for the specific CO discount notes offered for sale. The FHLBanks receive funding based on the time of their request, the rate requested for issuance, the trade date, the settlement date, and the maturity date. However, a FHLBank may receive less than requested (or may not receive any funding) because of investor demand and competing FHLBank requests for the particular funding that the FHLBank is requesting.
●	Twice weekly, one or more of the FHLBanks may also request that specific amounts of CO discount notes with fixed maturities of 4, 8, 13, and 26 weeks be offered by the Office of Finance through single-price (Dutch) auctions conducted with securities dealers in the discount note selling group. Issuance is contingent on FHLBank demand for funding with these terms. Auction sizes and maturity categories are announced to dealers during the auction process on Reuters and other major wire services. The discount notes offered for sale through Dutch auctions are not subject to a limit on the maximum costs the FHLBanks are willing to pay. Bids will be accepted from the lowest bid rate until the auction size is met, and all winning bids will be awarded at the highest bid rate accepted, so that the FHLBanks receive funding based on their requests at the highest bid rate accepted. If the bids submitted are less than the total of the FHLBanks’ requests, the FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering CO discount notes.

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

Retained Earnings and Dividends

The Bank’s Retained Earnings and Dividends policy (the Policy) is a Board approved policy, the objectives of which are to preserve the value of our members’ investment with us, and to provide members with a reasonable dividend. The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing. The Bank’s minimum level of retained earnings provides management with a high degree of confidence that estimable losses under simulated stressful conditions and scenarios will not impair paid-in capital, thereby preserving the par value of the stock. Additionally, Unrestricted Retained Earnings should be available to supplement dividends when earnings are low, or losses occur. Our ability to pay dividends and any other distributions may be affected by standards under the Policy.

The Policy establishes (1) a minimum level of Retained Earnings equal to the Bank’s “Retained Earnings Sufficiency”, which is the FHLBNY’s measure of estimating the Bank’s risk exposures; it is estimated under simulated stressful conditions and scenarios, within a defined confidence interval, on market, credit and operational risks, as well as GAAP accounting exposures related to the fair values of certain financial instruments; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) the target level of Retained Earnings, based on the Retained Earnings Sufficiency level; (4) a timeline to achieve the targets and to ensure maintenance of appropriate levels of Retained Earnings.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $1,885 million for 2021 (including $770 million of Restricted retained earnings (RRE) allocated to Risk Bearing Capacity) and $1,812 million for 2020. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,103.6 million and $1,135.3 million at December 31, 2021 and 2020, respectively. Restricted Retained Earnings was $827.4 million and $774.3 million at the two dates. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were gains of $14.1 million and losses of $19.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Retained earnings, beginning of year	$1,909,616	$1,801,034	$1,694,082
Adjustments to opening balance (a)	—	14,431	—
Net Income for the year	265,521	442,385	472,588
	2,175,137	2,257,850	2,166,670
Dividends paid in the year (b)	(244,172)	(348,234)	(365,636)

Retained earnings, end of year	$1,930,965	$1,909,616	$1,801,034
(a)	Represents the effects of a cumulative catch up charge to opening balances with the adoption of ASU 2016-13 effective January 1, 2020, and a recovery in 2020 of prior capital distribution to FICO. For more information, see Statements of Capital in the Financial Statements.
(b)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are not accrued at quarter-end.

Competition

Demand for advances is affected by many factors including, but not exclusive to the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements, Federal Funds lines of credit, Federal Reserve Bank liquidity facilities, wholesale CD programs, and deposits through listing services. Historically, members have grown their assets at a faster pace than retail deposits and capital resulting in the creation of a funding gap. We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps. Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, and firms capitalizing on wholesale funding platforms. Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage and counterparties extend available maturities.

An emerging competitor is Deposits through Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits. We have seen gradual growth in the use of these wholesale deposit vehicles. The Federal Reserve funding programs have emerged as competition for our short-term advances. Repo and Federal Funds usage has been stable, though demand for certain members has both increased and decreased as a result of the various changes in the regulatory liquidity requirements and we expect this trend to extend as advances and brokered CDs continue to pressure market share. Our larger members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe the competitive landscape will continue and will be reflected in the balances and market share.

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

In certain market conditions, such as the ones beginning in early 2021, there is considerable competition among high credit quality issuers in the markets for callable debt. The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, a valuable source of competitively priced funding for the FHLBNY. Since Money Market Fund Reform, the dominant System issuance has been in simple floating-rate debt as money market funds migrated assets from Prime to Government Funds; thereby creating demand for eligible assets such as FHLBank debt. Floaters have been one of the main determinants of our relative cost of funds. There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rates and yields, LIBOR cessation and availability of alternative investments, particularly in the Repo sector.

Since November 2018, the FHLBank System has been a major participant in the issuance of floaters using the LIBOR replacement index, the Secured Overnight Financing Rate (SOFR). SOFR-floaters are a major source of funding for the System and will continue to be as issuance grows and a broader derivative market develops in anticipation of a cessation of LIBOR. See LIBOR replacement discussions in Item 1A. Risk Factors.

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

For a discussion regarding the risks related to our regulatory environment, see the description of “Risk Factors — Legislative and Regulatory Risks” in Part I, Section 1A of this Form 10-K, and for a discussion of recent regulatory developments that may impact the Bank, see “Management’s Discussion and Analysis — Legislative and Regulatory Developments” in Part II, Item 7 of this Form 10-K.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability. We relieve the AHP liability as members use subsidies. In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero. If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks. There were no shortfalls in 2021, 2020 and 2019.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in three locations. As of December 31, 2021, the Bank had 340 full-time and no part-time employees. As of December 31, 2021, approximately 59% of the Bank’s workforce were men, 41% women, 43% non-minority and 57% minority. Given the size of assets under management, the Bank’s workforce is lean, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2021, the average tenure of the Bank’s employees was 9.8 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop, engage and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects this objective through a combination of inclusion and development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

●	Cash compensation (i.e., base salary, and “variable” or “at risk” short-term incentive compensation)
●	Health Benefits – Healthcare insurance, Life and Accidental Death & Dismemberment insurance, Short-Term and Long-Term Disability benefits
●	Retirement Benefits – 401(k) retirement savings plans with employer match, and pension benefits
●	Wellness program – Fitness Reimbursement, Health Management and Employee Assistance Programs
●	Time away from work – including time off for vacation, personal, holiday, and volunteer opportunities
●	Culture – Culture, Wellness and Activity Committees events, Diversity and Inclusion initiatives
●	Work/Life balance – parental leave, bereavement and jury duty
●	Development programs and training – Tuition Reimbursement Program, Corporate Toastmasters Club, Online Training Platform, Internal Educational and Development program, and Management Development Program
●	Management succession planning – the Bank’s board and leadership actively engage in management succession planning

The Bank’s Performance Management framework includes a mid-year checkpoint, as well as an annual performance review. Overall annual ratings are calibrated and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which complied with government regulations, including having employees work remotely during portions of the pandemic, and implementing an employee vaccination requirement for on-site work.

Diversity and Inclusion Program

Diversity and Inclusion (“D&I”) is a strategic business priority for the Bank. The Bank’s Chief Administrative Officer/Director of Diversity & Inclusion is a Member of the Management Committee, reporting to the President and Chief Executive Officer and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases capacity for innovation and creativity. Additionally, inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank operationalizes its commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and it reports regularly on its performance to management and the Board of Directors. The Bank also offers a range of opportunities for its employees to connect and grow personally and professionally through the Office of Diversity and Inclusion Workplace Inclusion Team. The Bank considers learning an important component of its D&I strategic plan and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management process.

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

Item 1A.Risk Factors.

The following discussion sets forth the material risk factors that could affect the FHLBNY’s financial condition and results of operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the FHLBNY.

Market and Economic Risks

The COVID-19 pandemic and related developments created substantial economic and financial disruptions and uncertainties as well as significant operational challenges, which could increase many of the risks faced by the FHLBNY.

The COVID-19 pandemic, and governmental and public actions taken in response (such as shelter-in-place, stay-at-home or similar orders, travel restrictions, and business closures), created substantial uncertainty about the overall economic environment. In addition, the COVID-19 pandemic and related developments resulted in substantial disruptions in the financial markets, including dramatic increases in market volatilities. Despite significant improvements in the overall U.S. economy since the initial effect of the COVID-19 pandemic, uncertainty remains on the pace of the recovery going forward, reflecting concerns about virus resurgence from variants, vaccine distribution and vaccination rates, inflation, and supply chain disruptions. There are no comparable recent events that provide guidance as to the long-term effect that the COVID-19 pandemic may have and, as a result, the ultimate effect of the pandemic, including the timing and shape of the economic recovery and any potential future economic downturn, is highly uncertain. This could increase many of the risks faced by us and adversely affect our business, financial condition, and results of operations.

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties resulting from the COVID-19 pandemic, may increase the possibility of under-collateralization due to decreases in the value of collateral securing our advances, lead to decreases in the value of collateral supporting mortgage loans held in our portfolios, lead to member financial difficulties or member failures. This could, in turn, result in an increased risk of credit losses and counterparty defaults for the Bank. The risk of credit losses may be exacerbated by a prolonged downturn in the residential and commercial real estate markets, including higher mortgage defaults or delinquencies and the effect of mortgage forbearance and other relief as well as financial difficulties or failures of mortgage servicers. Beginning in the second quarter of 2020, demand for advances decreased significantly as a number of emergency actions taken by the Federal Reserve helped facilitate liquidity and support stability in the fixed-income markets and as members experienced substantial deposit growth. While it is difficult to predict the future demand for advances, they may remain at reduced levels or decline further if the level of liquidity in the financial markets and deposit levels at members remain elevated or if another economic downturn occurs.

The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the COVID-19 pandemic adversely affected, and may adversely affect in the future, our cost of funding or access to funding such as reduced demand for longer-term consolidated obligations, as well as the valuation of and the yields on our assets. This, coupled with changes in members’ demand for advances, may result in challenges in our ability to manage our assets and liabilities, including the pricing of advances and the mismatch of projected cash flows from assets and liabilities, and adversely affect our profitability and liquidity. In particular, the effects of the COVID-19 pandemic on our cost of funding and the yields on our assets, as well as our needs to maintain sufficient liquidity in order to meet member demand, have contributed to, and may continue to cause, a negative effect on our net interest income. Although members of the Federal Open Market Committee have indicated their expectations for increasing the target range for the federal funds rate starting in 2022, to the extent interest rates continue to be low or negative interest rates arise, our business activities and profitability are likely to be further adversely affected.

The extent to which the COVID-19 pandemic continues to affect our business, financial condition, and results of operations will depend on many factors that remain highly uncertain and difficult to predict, including, but not limited to: the duration, spread, and severity of the pandemic; additional fiscal or monetary policy, or other measures taken in response to the pandemic, or the expiration or reversal of prior measures; the actions taken to contain the pandemic, including the effectiveness of related vaccines and therapeutics; and how quickly and to what extent normal economic and operating conditions can resume.

A prolonged downturn in the economy, including the U.S. housing market, and related U.S. government monetary policies, could adversely affect the FHLBNY’s business activities and results of operations.

The FHLBNY’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets could adversely affect our borrowers, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline or the unemployment rate increases, the value of collateral securing member credit may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if our member defaults. Deterioration in the residential mortgage markets could also affect the value of collateral supporting our mortgage loan portfolio, increasing the risk of loss due to credit impairment, as well as possible realized losses if we are forced to liquidate our assets.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets. Negative trends in the global economy and political climate could influence, among other business activities, member borrowing activity and our investment patterns. Additionally, investors’ negative perceptions of the state of the U.S. economy could lead to a decline in investor demand for consolidated obligations. Furthermore, war (such as the current Ukraine - Russia war), governmental sanctions, natural disasters, pandemics or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect our cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect our ability to conduct and manage our business. Any of these factors could adversely affect our business activities and results of operations.

In addition, our business and results of operations are significantly affected by the monetary policies of the U.S. government and our agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates of our assets and liabilities and could adversely affect the demand for advances and for consolidated obligations as well as our financial condition and results of operations. In addition, we currently play a predominant role as lenders in the federal funds market, therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

Changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on FHLBNY’s net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances and investments less the interest paid on our consolidated obligations and other liabilities. Our business and results of operations are significantly affected by the monetary policies of the U.S. government and our agencies. Our ability to prepare for changes regarding the direction and speed of interest-rate changes or to use derivatives to hedge related exposures, such as basis risk arising from a shift in the relationship of interest rates in different financial markets or on different financial instruments, significantly affects the success of our asset and liability management activities and level of net interest income. If we are unable to enter into derivative instruments on acceptable terms, we may be unable to effectively manage our interest-rate and other risks, which could adversely affect our financial condition and results of operations.

We use a number of measures to monitor and manage interest-rate risk, including income simulations and duration or market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets. These assumptions are inherently uncertain and we cannot precisely estimate net interest income and the market value of equity. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors. In addition, volatility and disruption in the capital markets may result in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

Interest-rate changes can exacerbate prepayment and extension risks. Increases in interest rates may create extension risk, which is the risk that the mortgage-related investments will remain outstanding longer than expected at below-market yields. Therefore, any changes in interest rates could adversely affect our net interest income.

Changes to the credit ratings of consolidated obligations could adversely affect the FHLBNY’s ability to access the capital markets, our primary source of funding, on acceptable terms, which could adversely affect the financial condition and results of operations of the Bank.

The FHLBanks’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a stable outlook by Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Investors should not take the FHLBanks’ historical or current ratings as an indication of future ratings for the FHLBanks’ consolidated obligations. Because the FHLBanks are jointly and severally liable for consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBanks. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. For example, downgrades to the U.S. sovereign credit rating or outlook may occur if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limits, including as a result of fiscal or other policy measures taken in response to the COVID-19 pandemic. As a result, if the U.S. sovereign credit ratings or outlook were downgraded, similar downgrades in the credit ratings or outlook of the FHLBanks and consolidated obligations would most likely occur, even though the consolidated obligations are not obligations of, or guaranteed by, the United States.

Future downgrades in credit ratings or outlook may result in higher funding costs, higher volatilities, or other disruptions in the FHLBanks’ access to capital markets, including additional collateral posting requirements under certain derivative instrument arrangements. Furthermore, member demand for certain FHLBank products could weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the FHLBanks on a combined basis and the value of our membership could be negatively affected.

Legislative and Regulatory Risks

Changes in the legislative and regulatory environment could negatively affect the FHLBNY business operations, results of operations, and the value of the Bank’s membership.

As GSEs, the FHLBanks are organized under the authority of the FHLBank Act and governed by U.S. federal laws and regulations as adopted and applied by the FHFA. Congress could amend the FHLBank Act or other statutes in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or changes in the statutory or regulatory requirements applied or imposed by the FHFA or other financial services regulators could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under affordable housing programs; reduced demand for advances or limitations on advances made to our members; or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. These factors could negatively affect our business operations, results of operations, and the value of our membership.

Changes in the perception, regulation, or status of the GSEs and the related effect on debt issuance could reduce demand for, or increase the cost of, the FHLBNY’s debt and adversely affect the Bank’s financial condition and results of operations.

The FHLBanks are GSEs organized under the authority of the FHLBank Act and are authorized to issue debt securities to finance housing and community investments. Negative announcements by any of the housing GSEs, concerning topics such as accounting problems, risk-management issues, or regulatory enforcement actions, have historically created, and may in the future create pressure on debt pricing for all GSEs, as investors perceive such instruments as bearing increased risk. Any such negative information or other factors could result in the Bank having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect our results of operations, and our access to funding.

Given our shared status as GSEs, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a significant effect on the FHLBank System. While there are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the FHLBanks’ focus on secured lending in the form of advances as opposed to guaranteeing mortgages and their distinctive cooperative business model, legislation or other regulatory reform affecting the GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. This change in the perception of risk could adversely affect our funding costs, access to funding, competitive position, and our financial condition and results of operations.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the FHLBNY’s business, financial condition, and results of operations.

Under the July 2017 and March 2021 announcements by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the Financial Conduct Authority does not expect these remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date. Many of our assets and derivatives remain indexed to LIBOR, with exposure extending past December 31, 2021.

The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. Since 2018, market activity in SOFR-linked financial instruments has continued to develop and we have offered SOFR-linked consolidated obligations and SOFR-linked advances on an ongoing basis. In addition, a SOFR-based derivatives market has emerged and we use SOFR-based derivatives to manage interest-rate risk. However, the market transition away from LIBOR and towards SOFR or another alternate reference rate has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as other market conventions. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which has resulted and may result in unexpected fluctuations in SOFR. The introduction of alternate reference rates also creates challenges in hedging and asset liability management and may result in additional basis risk and increased volatility for us and other market participants. While market activity in SOFR linked financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner and any other alternative reference rate may or may not be developed. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal, reputational, or compliance risks for us.

A failure to meet minimum regulatory capital requirements could affect the FHLBNY’s ability to pay dividends or repurchase or redeem members’ capital stock, which may cause a decrease in members’ demand for advances or difficulties in retaining existing members and attracting new members.

The FHLBNY is subject to minimum capital requirements under the FHLBank Act and FHFA rules and regulations, including total capital, leverage capital, and risk-based capital requirements. If we are unable to satisfy our minimum capital requirements, we would be subject to capital restoration requirements. Until the minimum capital levels have been restored, we would also be prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect our members’ investment in our capital stock. Furthermore, to the extent that current and prospective members determine that our dividend is insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited, we may be unable to expand our membership and may experience decreased member demand for advances or increased member requests for withdrawals. These factors may cause a decline in the value of our membership and make it difficult to retain existing members or to attract new members.

Business Risks

Increased competition or reduced demand could adversely affect the FHLBNY’s financial condition, results of operations, and primary business activity, which is to provide financial products and services to members and housing associates.

The FHLBNY’s primary business is to provide our members and housing associates with financial products and services, including but not limited to, secured loans known as advances. We compete with other suppliers of wholesale funding, including, but not limited to, investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBanks. Changes to legislation or regulations affecting our members, or the availability of alternative funding sources to members, could significantly decrease the demand for advances, tighten net interest margin, and negatively affect our financial condition and results of operations.

We may be required by new legislation or regulations or other factors to change policies, programs, and agreements affecting members’ access to advances, mortgage purchase programs, affordable housing programs, and other credit programs that could cause members to obtain financing from alternative sources. New or modified legislation or regulations could also create alternative funding sources for our members. Some competitors may not be subject to the regulations that apply to us, which may enable those competitors to offer products and terms that we are not able to offer. Additionally, we compete with Fannie Mae and Freddie Mac, as well as other FHLBanks, to purchase mortgage loans from members or affiliates of members. This competition may reduce the amount of available mortgage loans that we can purchase.

We also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, state, local, sovereign, sub-sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the U.S. and global capital markets. Increases in the supply of competing debt products, such as an increase in the supply of Treasury securities, could negatively affect the demand for consolidated obligations and result in higher debt costs.

A loss or change of business activities with large members, consolidation of membership, or regulatory changes in membership rules could adversely affect the FHLBNY’s financial condition and results of operations.

Due to the nature of the FHLBNY’s charters, membership is generally limited to federally-insured depository institutions, insurance companies, and community development financial institutions in our district. Given this limitation in membership eligibility, a loss of members or decreased business activities with large members due to withdrawal from membership, acquisition by a non-member, or failure could result in a reduction of our total assets, capital, and net income. Additionally, regulatory changes in our membership eligibility or requirements could affect the business activities, as well as our financial condition and results of operations.

We have a high concentration of advances to and capital with large members. As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further concentration of large members in other districts and a related decrease in membership and significant loss of business for us. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Industry consolidation could also cause us to lose members whose business and stock investments are substantial. Moreover, as nonbank financial institutions that are currently ineligible for our membership continue to play an increasing role in mortgage origination, we could experience a decrease in demand for advances or a decrease in volume of mortgage loans available for purchase from our members, which could negatively affect our financial condition and results of operations.

Natural disasters, including those resulting from significant climate change, could adversely affect the members and business of the FHLBNY.

Regions in which the FHLBNY operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. Climate change is increasing the frequency, intensity and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage our facilities or other properties, such as collateral that members have pledged to secure advances or mortgages, disrupt the business of our members, increase the probability of power or other outages, negatively affect the livelihood of borrowers of our members, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

Credit Risks

An increase in credit risk exposure from advances, mortgage loans, or other credit products or FHLBank member failures could adversely affect the FHLBNY’s financial condition, results of operations, and reputation.

The FHLBNY is exposed to credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, and extending other credit products, such as lines of credit, standby letters of credit, and other commitments. We require advances and other extensions of credit to be fully secured with collateral and require borrowers to pledge additional collateral when deemed necessary. We evaluate the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If borrowers are unable to pledge additional collateral to fully secure their obligations with us, whether due to significant financial stress, market volatilities, or otherwise, it could cause the advance levels to decrease or credit risk to increase. If we have insufficient collateral before or after an event of default or failure of the member or we are unable to liquidate the collateral for the value assigned to it in the event of a default or failure of a member, we could experience a credit loss.

During economic downturns or periods of significant economic and financial disruptions and uncertainties, the number of members exhibiting significant financial stress may increase, which may expose us to additional member credit risk. If a member defaults on its obligations or, in the case of a failed institution, the Federal Deposit Insurance Corporation (FDIC), or other receiver, fails to either promptly repay all of that failed institution’s obligations or assume the outstanding advances, then we may be required to liquidate the collateral pledged by the troubled or failed institution. If the proceeds realized from the liquidation of pledged collateral are not sufficient to fully satisfy the amount of the troubled or failed institution’s obligations and the operational cost of liquidating the collateral, we could incur losses. In addition, a default by a member with significant unsecured obligations could result in significant losses.

We are also exposed to credit risk from our mortgage loans held in portfolios. While our mortgage loan assets are collateralized by the underlying real estate and may also be credit-enhanced to further mitigate credit risk, natural disasters or a deterioration in economic conditions could result in decline in residential real estate values or increase in unemployment rate. These factors could lead to an escalation of borrower defaults and cause us to incur credit losses on our mortgage loans.

Defaults by one or more institutional counterparties on their obligations to the FHLBNY could adversely affect our financial condition and results of operations.

The FHLBNY faces the risk that our institutional counterparties may fail to fulfill their contractual obligations. The primary exposures to institutional counterparty credit risk are with:

●	Unsecured money market transactions, including federal funds sold, or short-term investments with domestic and foreign counterparties;
●	Derivative counterparties, including Derivative Clearing Organizations and Futures Commission Merchants;
●	Mortgage servicers that service loans purchased under the MAP and MPF Program.

A counterparty default could result in losses if our credit exposure to that counterparty was unsecured or under-collateralized, or if a credit obligation associated with derivative positions were overcollateralized. The insolvency or other inability of a significant counterparty to perform its obligations under these transactions or other agreements could have an adverse effect on our financial condition and results of operations.

We have both direct and indirect exposure to foreign credit risk through our various counterparties. Adverse economic, political, or other trends that may occur within, across, or among various regions or countries could have direct adverse effects on our institutional counterparties and on the U.S. economy. In turn, we could also experience adverse effects on our ability to meet our obligations given our relationship with these counterparties. In addition, our ability to engage in routine derivatives, funding, and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual and potential defaults of one or more financial services institutions could lead to market-wide disruptions, making it difficult for us to find counterparties for transactions.

Financial difficulties at one FHLBank could require the other FHLBanks to make payment of principal and interest on the consolidated obligations issued on that FHLBank’s behalf, which could adversely affect the FHLBNY’s financial condition and results of operations.

Under the FHLBank Act and FHFA regulations, each FHLBank is jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance. As such, while each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBanks. Although it has never occurred, the FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of that FHLBank. Additionally, if a FHLBank were to default on its obligation to pay principal or interest on any consolidated obligations, the FHFA may allocate the outstanding liabilities of that FHLBank among the remaining FHLBanks on a pro rata basis or on any other basis determined by the FHFA. Accordingly, we could incur significant liability beyond our primary obligations due to the failure of a FHLBank to meet its obligations. This could adversely affect our financial condition and results of operations.

Liquidity Risks

Disruptions in the short-term capital markets or changes to the regulatory environment could have an adverse effect on the FHLBNY’s ability to refinance our consolidated obligations or to manage our liquidity positions to meet members’ needs on acceptable terms.

Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on our ability to issue debt continuously to meet member demand and to refinance existing outstanding debt at attractive rates, maturities, and call features when needed. Our source of funds is the sale of consolidated obligations in the capital markets through the Office of Finance. Our ability to obtain funds through the sale of consolidated obligations generally depends on prevailing conditions in the capital markets, and, in particular, our ability to access the short-term capital markets due to our preference for short-term funding.

Access to short-term debt markets has been supported by continued demand as investors, driven by increased liquidity preferences and risk aversion, have sought our short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. There are inherent risks in utilizing short-term funding to support longer-dated assets and we may be exposed to refinancing risk. Refinancing risk includes the risk that we could have difficulty rolling over short-term obligations when market conditions change or investor demand for short-term consolidated obligations declines. In managing and monitoring the amounts of financial assets that require refinancing, we consider our contractual maturities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments, embedded call optionality, and scheduled amortizations).

The Bank is also exposed to liquidity risk if there is any significant disruption in the short-term debt markets. Without access to the short-term debt markets on acceptable terms, the alternative longer-term funding, if available, would increase funding costs and interest-rate risk exposure and could cause us to increase advance rates, potentially affecting demand for advances. If this disruption is prolonged, we may not be able to obtain funding on acceptable terms and this could adversely affect our ability to support and continue our operations. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations as well as the value of our membership.

Additionally, changes to the regulatory environment that affect our investors and dealers of consolidated obligations, particularly changes related to capital and liquidity requirements and money market fund reforms, have affected, and will continue to affect, our ability to access the capital markets on acceptable terms.

Operational Risks

Failure, breach, or cyber-attack of the information systems of the FHLBNY could disrupt the FHLBNY’s business or result in significant losses or reputational damage.

The FHLBNY relies heavily on our information systems and technology to conduct and manage our business. A failure, breach, or cyber-attack of these systems or technologies could disrupt and prevent us from conducting and managing our business effectively. Moreover, such failure or breach could result in significant losses, including a loss of data, intellectual property, or confidential information, reputational damage, or other harm.

Like many financial institutions, the Bank has seen an increase in cyber-attack attempts. These attempts have predominantly occurred through phishing and social engineering scams. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys detective and preventative measures to secure the Bank’s systems, including firewalls, email security, and end-point solutions. These measures and other business continuity measures may be ineffective or insufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event could significantly harm the Bank’s reputation, its customer relations, risk management and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

A failure of the FHLBNY’s business and financial models to produce reliable results could adversely affect the Bank’s business, financial condition, results of operations, and risk management.

The FHLBNY makes significant use of business and financial models for managing, measuring, and monitoring different risks, including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions and products, and for financial reporting. Models use assumptions to project future trends and performance and are inherently imperfect predictors of actual results.

Changes in business or financial models or in our underlying assumptions, judgments, or estimates may cause the results generated by the models to be materially different. If the models are not reliable, we could make poor business decisions, including poor asset and liability management decisions, that could result in an adverse financial effect on our business. Furthermore, strategies that we employ to manage the risks associated with the use of models may not be effective. The models used by us to determine the fair values of our assets and liabilities, including derivatives, may differ from the models used by the others. The use of different models or assumptions, as well as changes in market conditions, could result in materially different valuation estimates or other estimates even when similar or identical assets and liabilities are being measured, and could have materially different effects on our net income and retained earnings.

Failures of critical vendors and other third parties could disrupt the FHLBNY’s ability to conduct and manage our business.

The FHLBNY relies on vendors and other third parties, including cloud based providers to perform certain critical services. The bank owns some of these systems and technology, and third parties own and provide to the Bank some of these systems and technology. A failure or interruption of one or more of those services, including as a result of breaches, cyber-attacks, system malfunctions or failures, or other technological risks, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, we could be constrained, disrupted, or otherwise negatively affected.

The inability to attract and retain skilled key personnel could adversely affect the business and operations of the FHLBNY.

The FHLBNY relies on key personnel to manage our business and conduct our operations. Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for skilled key personnel often has been intense. For instance, we generally experienced higher employee turnover and increased competition in hiring and retaining skilled key personnel in 2021, as the ongoing COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. Failure to attract and retain skilled key personnel, adding additional stress on smaller workforce or failure to develop and implement an effective succession plan, could adversely affect our business and operations.

Item 1BUnresolved Staff Comments.

Not applicable.

Item 2.Properties.

At December 31, 2021, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

Item 3.Legal Proceedings.

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

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members. Stock may also be held by former members as a result of having been acquired by a non-member institution. We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1). There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2021, we had 332 members who held 45,007,849 shares of capital stock between them. At December 31, 2021, former members held 19,588 shares. At December 31, 2020, we had 330 members who held 53,668,298 shares of capital stock between them. At December 31, 2020, former members held 29,915 shares. Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2021			2020			2019
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$51,793		4.40%	$79,272		5.10%	$84,900		6.35%
August	59,496		4.60	95,491		5.60	92,189		6.35
May	62,154		4.75	85,950		5.90	87,607		6.35
February	70,856		5.00	87,799		6.35	101,347		6.90
	$244,299	(b)		$348,512	(b)		$366,043	(b)
(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members and recorded as interest expense on mandatorily redeemable capital stock held by former members and is a charge to Net income. Dividends on capital stock held by members are not accrued. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned and is a direct charge to retained earnings.

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

(1)	Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2021, we had 9 housing associates as customers. Advances made to housing associates totaled $4.9 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2021	2020	2019	2018	2017
Investments (a)	$30,898	$39,748	$56,892	$35,741	$33,069
Advances	71,536	92,067	100,695	105,179	122,448
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,320	2,900	3,173	2,927	2,897
Total assets	105,358	136,996	162,062	144,381	158,918
Deposits and borrowings	1,321	1,753	1,194	1,063	1,196
Consolidated obligations, net
Bonds	54,829	69,716	78,764	84,154	99,288
Discount notes	42,197	57,659	73,959	50,640	49,614
Total consolidated obligations	97,026	127,375	152,723	134,794	148,902
Mandatorily redeemable capital stock	2	3	5	6	20
AHP liability	138	149	154	162	132
Capital
Capital stock	4,501	5,367	5,779	6,066	6,750
Retained earnings
Unrestricted	1,104	1,135	1,116	1,103	1,067
Restricted	827	774	685	591	479
Total retained earnings	1,931	1,909	1,801	1,694	1,546
Accumulated other comprehensive income (loss)	14	(20)	(48)	(13)	(55)
Total capital	6,446	7,256	7,532	7,747	8,241
Equity to asset ratio (c)	6.12%	5.30%	4.65%	5.37%	5.19%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2021	2020	2019	2018	2017
Investments (a)	$35,959	$45,150	$45,725	$43,370	$36,835
Advances	80,795	109,117	95,838	107,971	109,188
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,562	3,123	3,008	2,899	2,838
Total assets	120,488	158,811	145,506	154,795	149,581
Interest-bearing deposits and other borrowings	1,427	1,442	1,131	1,032	1,768
Consolidated obligations, net
Bonds	65,402	73,097	77,671	93,529	93,352
Discount notes	45,425	74,759	58,318	51,657	45,895
Total consolidated obligations	110,827	147,856	135,989	145,186	139,247
Mandatorily redeemable capital stock	2	4	6	14	22
AHP liability	148	155	159	147	123
Capital
Capital stock	4,896	6,129	5,545	6,166	6,259
Retained earnings
Unrestricted	1,114	1,119	1,091	1,076	1,019
Restricted	801	728	636	532	423
Total retained earnings	1,915	1,847	1,727	1,608	1,442
Accumulated other comprehensive income (loss)	20	(67)	(36)	16	(86)
Total capital	6,831	7,909	7,236	7,790	7,615

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Years ended December 31,
(except earnings and dividends per share, and headcount)	2021	2020	2019	2018	2017
Net income	$266	$442	$473	$560	$479
Net interest income (d)	541	753	667	797	722
Dividends paid in cash (e)	244	348	366	417	345
AHP expense	29	49	52	62	53
Return on average equity (f)(i)	3.89%	5.59%	6.53%	7.20%	6.30%
Return on average assets (i)	0.22%	0.28%	0.32%	0.36%	0.32%
Net OTTI impairment losses	—	—	(1)	—	—
Other non-interest income (loss)	(48)	(51)	35	(24)	(58)
Total other income (loss)	(48)	(51)	34	(24)	(58)
Operating expenses (g)	166	170	151	127	112	(j)
Finance Agency and Office of Finance expenses	22	19	17	16	15
Total other expenses (k)	204	207	176	151	131
Operating expenses ratio (h)(i)	0.14%	0.11%	0.10%	0.08%	0.07	%(j)
Earnings per share	$5.42	$7.22	$8.52	$9.09	$7.66
Dividends per share	$4.69	$5.74	$6.49	$6.66	$5.54
Headcount (Full/part time) (l)	340	354	342	314	308
(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trust owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $2.1 million, $7.1 million, $0.7 million, $0.8 million and $1.0 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Operating expenses include Compensation and Benefits.
(h)	Operating expenses as a percentage of Total average assets.
(i)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(j)	Previously reported comparative numbers have been reclassified to conform to the retrospective adoption of ASU 2017-07 Compensation — Retirement Benefits (Topic 715). The ASU requires only the service cost component of Net periodic benefit cost of pension expenses to be included in compensation costs.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(l)	Head count at December 31, 2021 has decreased compared to December 31, 2020 as management eliminated certain open positions in an effort to manage expenses.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Item 1A - Risk Factors and the risks set forth below:

●	changes in economic and market conditions, including the evolving risks relating to the current coronavirus pandemic;
●	changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (“COs”) of the FHLBanks;
●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;
●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;

●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics, including the current coronavirus pandemic), acts of war (including, but not limited to, the war between Ukraine and Russia) or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s )	Description	Page(s)
	Selected Financial Data	26-27

1.1	Market Interest Rates	35

2.1	Financial Condition	42

2.2	Overview of LIBOR-indexed Instruments Outstanding	45

3.1 - 3.8	Advances	45-50

4.1 - 4.9	Investments	50-56

5.1 - 5.3	Mortgage Loans Held-for-Portfolio	56-58

6.1 - 6.11	Consolidated Obligations	59-63

6.12	FHLBNY Ratings	63

7.1 - 7.4	Capital	64-66

8.1 - 8.8	Derivatives Instruments and Hedging Activities	66-69

9.1 - 9.3	Liquidity	70-73

9.4 - 9.5	FHFA MBS Limits and Core Mission Achievement	73-74

10.1 - 10.11	Results of Operations	74-86

11.1	Assessments	86

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

The level and volatility of interest rates and credit spreads were affected by several factors during the year ended December 31, 2021, principally the COVID-19 pandemic and efforts in response by the Federal Reserve to keep interest rates low and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors. Beginning in February 2022, markets began experiencing increased volatility due to the conflict between Ukraine and Russia, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the conflict, and resulting economic and market uncertainties.

COVID-19 and Business Continuity. We have continually monitored the key metrics with regards to the ongoing COVID-19 pandemic. These metrics, which include positive test percentages, overall new case numbers and hospital capacity, have helped guide our decision-making since the onset of the pandemic in March 2020. The trend has moved in a positive direction and we returned to the office on February 28, 2022.

2021 Financial Results

Net income — Net income for 2021 was $265.5 million, a decrease of $176.9 million, or 40.0 percent, from net income of $442.4 million for 2020. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the costing yields on debt. Advance balances have decreased compared with the same period in 2020 as members’ funding needs remain lower driven primarily by the significant amounts of deposits on member banks’ balance sheets and liquidity made available through government support actions. Non-interest income increased by $3.4 million compared with same period in 2020.

Net Interest Income — Net interest income was $540.6 million, a decrease of $212.4 million, or 28.2 percent, from $753.0 million for 2020. This decrease was primarily attributed to a decline of $38.3 billion in average earning assets balances compared with 2020, including a decrease of $28.3 billion in average advances balances of $80.8 billion at December 31, 2021 from $109.1 billion at December 31, 2020. In addition, balances of mortgage-backed securities and acquired member assets decreased in 2021 due to prepayments resulting from continued low interest rates and the lack of supply caused by the Fed actively buying securities. Net interest spread remained healthy at 43 basis points for 2021 unchanged from 2020.

Return on average equity (ROE) for 2021 was 3.89 percent, compared to ROE of 5.59 percent for 2020.

Other income (loss) — Other income (loss) reported a loss of $47.4 million in 2021 compared to a loss of $50.8 million in 2020. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In 2021, FVO instruments reported valuation gains of $22.5 million. In 2020, FVO instruments reported fair value gains of $0.1 million.
●	Derivative activities reported a net increase to income in Other income of $4.4 million in 2021, compared to a net charge of $151.7 million in 2020. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $85.3 million in 2021 compared to net fair value losses of $64.0 million in 2020. These fair value gains in the current year and losses from last year largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity. Swap interest accruals on standalone swaps were charges to Other income of $61.0 million and $93.7 million in 2021 and 2020, respectively.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $101.4 million in 2021 and gains of $72.8 million in 2020. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net gain of $9.8 million in current year period, unchanged from 2020.

Other expenses were $203.7 million in 2021, compared to $206.9 million in 2020. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $29.5 million in 2021, compared to $49.2 million in 2020. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2021 for a total of $4.69 per share of capital, compared to a total of $5.74 per share of capital in 2020.

Financial Condition — December 31, 2021 compared to December 31, 2020

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets declined to $105.4 billion at December 31, 2021 from $137.0 billion at December 31, 2020, a decrease of $31.6 billion, or 23.1%.

Cash at banks was $21.7 million at December 31, 2021, compared to $1.9 billion at December 31, 2020. We maintained available funds to cover members’ potential liquidity needs at December 31, 2020

Liquidity investments — Money market investments at December 31, 2021 were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at December 31, 2021 and December 31, 2020, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $5.8 billion and $11.7 billion at December 31, 2021 and December 31, 2020, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at December 31, 2021 and December 31, 2020 included $5.5 billion and $3.4 billion, respectively, of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Advances — Par balances decreased at December 31, 2021 to $71.2 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 11.0% to $11.5 billion at December 31, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, decreased by 56.2% to $7.5 billion at December 31, 2021, compared to $17.1 billion at December 31, 2020. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $589.5 million and $281.3 million at December 31, 2021 and December 31, 2020, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.0 billion and $3.2 billion at December 31, 2021 and December 31, 2020, respectively.

In the AFS portfolio, long-term investments of floating rate State and local housing finance agency obligations were carried on the balance sheet at fair value of $998.6 million at December 31, 2021 of which the majority were transferred from the HTM portfolio in the second quarter of 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.1 billion and $11.8 billion at December 31, 2021 and December 31, 2020, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million and $0.3 million on private-label MBS at December 31, 2021 and December 31, 2020, respectively.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at December 31, 2021 and $1.1 billion at December 31, 2020. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million and $0.7 million at December 31, 2021 and December 31, 2020, respectively.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $96.1 million and $80.4 million at December 31, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF) and Mortgage Asset Program (MAP) loans. As of March 2021, the MAP mortgage loan program became our only mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $2.1 billion at December 31, 2021, a decrease of $0.7 billion from the balance at December 31, 2020. Unpaid principal balance of MAP loans stood at $156.7 million at December 31, 2021 compared to $0.3 million at December 31, 2020.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2021 were lower than December 31, 2020. Allowance for credit losses decreased to $2.1 million at December 31, 2021 compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At December 31, 2021, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $844.1 million. To support $105.4 billion of total assets at December 31, 2021, the minimum required total capital was $4.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At December 31, 2021 balance sheet leverage (based on U.S. GAAP) was 16.3 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2021 and 2020 (rates in percent):

Table 1.1Market Interest Rates

	December 31,
	2021	2020	2021	2020
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	0.25%	0.53%	0.25%	0.25%
Federal Funds Effective Rate (a)	0.08	0.36	0.07	0.09
1-Month LIBOR	0.10	0.52	0.10	0.14
3-Month LIBOR	0.16	0.65	0.21	0.24
2-Year U.S.Treasury	0.26	0.39	0.73	0.12
5-Year U.S.Treasury	0.85	0.53	1.26	0.36
10-Year U.S.Treasury	1.44	0.89	1.51	0.91
15-Year Residential Mortgage Note Rate	2.41	2.82	2.54	2.35
30-Year Residential Mortgage Note Rate	3.09	3.33	3.27	2.87

(a)Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.L.P.

During the year, the markets continued to struggle with the fall-out from the COVID-19 pandemic. The Federal Reserve maintained the target for the federal funds rate at a range between 0% and 0.25% and committed to continuing the programs in place to support the economy and increase purchases of U.S. Treasuries, and mortgage-backed securities. The average rates in 2021 were essentially unchanged from the ending rates at year end December 31, 2020. It is widely expected that the Federal Reserve will increase the federal funds rate through a number of rate hikes and may decrease its holding of Treasuries and MBS securities in 2022.

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

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2.Financial Accounting Standards Board (FASB) Standards Issued.

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

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2021:

●	Fair values of derivative instruments — Derivatives are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives. We have classified derivatives as Level 2.
●	Fair values of instruments elected under the Fair Value Option — When the FHLBNY elects the FVO, the election is made on an instrument-by-instrument basis on Consolidated obligation debt and advances, which are fair valued using the Bank’s industry standard option adjusted models. We have classified instruments elected under the FVO as Level 2.
●	Fair values of available-for-sale mortgage-backed securities — We request prices for all mortgage-backed securities from third-party vendors. Typically, fair values are classified as Level 2.
●	Fair values of available-for-sale Housing finance agency bonds — We request pricing information from pricing services. Due to the current lack of significant market activity, their fair values are classified as level 3.
●	Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S. Government and GSE securities. We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.
●	Equity Investments — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

Advances - We have policies and procedures in place to manage our credit risk effectively. Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

●	Monitoring the creditworthiness and financial condition of the institutions to which we lend funds.
●	Reviewing the quality and value of collateral pledged by members.
●	Estimating borrowing capacity based on collateral value and type for each member, including assessment of margin requirements based on factors such as cost to liquidate, and inherent risk exposure based on collateral type.
●	Evaluating historical loss experience.

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets. We have never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2021, 2020 and 2019. During the periods in this report, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

Mortgage Loans — MPF and MAP Programs. We have policies and procedures in place (pre-existing to CECL at December 31, 2019 and 2018, including policies and procedures that comply with the new CECL standards effective January 1, 2020) to manage our credit risk effectively. The pre-existing, pre-CECL standards included:

●	Evaluation of members to ensure that they meet the eligibility standards for participation in the MPF Program.
●	Evaluation of the purchased and originated loans to ensure that they are qualifying conventional, conforming fixed-rate, first lien mortgage loans with fully amortizing loan terms of up to 30 years, secured by owner-occupied, single-family residential properties.
●	Estimation of loss exposure and historical loss experience to establish an adequate level of loss reserves.

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

Legislative and Regulatory Developments

Finance Agency Actions

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the Finance Agency published a policy statement on fair lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the Finance Agency and the Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact.

FHLBank Membership Supervisory Letter

On September 9, 2021, the Finance Agency published a Supervisory Letter addressing certain FHLBank membership issues, including: (i) requirements for de novo Community Development Financial Institutions (CDFIs); (ii) automatic transfer of membership; (iii) large non-member institutions merging with small member institutions; (iv) membership applicant’s compliance with financial condition requirements; and (v) the definition of insurance company.

The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances and expresses the Finance Agency’s views on those matters, which views include the articulation of certain restrictions on eligibility for membership. The restrictions could result in: (i) fewer opportunities for FHLBank membership; and/or (ii) ineligibility for continued membership by certain entities, most notably CDFIs, and certain types of insurance companies and large institutions that have acquired small members.

Accordingly, the restrictions could result in reduced opportunities for the Bank to grow its membership and, in turn, fewer opportunities to provide its financial services. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation became effective on December 13, 2021.

The Bank has completed its evaluation of the interpretation on collateral eligibility and has determined that it is not expected to have a material impact on the financial position of the Bank. However, this restriction on collateral may negatively impact future borrowing by certain members.

Legislative and Other Regulatory Developments

Replacement of LIBOR

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR. The Act is substantially similar to the law passed in New York in April 2021 that aimed at ensuring legal clarity for legacy contracts governed by New York law. The Act provides a statutory mechanism and safe harbor that apply on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allow parties that already have effective fallback provisions to opt out of the legislation. We do not expect this development to have a material impact on our financial condition or results of operations.

Affordable Housing and Community Investment

Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the Bank set aside higher percentages of our earnings for its AHP than is currently required. Increased contributions to its AHP would result in less net income being available for other purposes including for the payment of dividends. The Bank continues to actively monitor any such potential legislation pending in Congress.

Amendment to FINRA Rule 4210

The Financial Industry Regulatory Authority (“FINRA”) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the Securities and Exchange Commission approved an extension of the implementation date of the amendments to October 26, 2022. Once the margining requirements are effective, the Bank will be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions. The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

CFTC and Other Derivatives Developments

The Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) mandated the U.S. federal regulation of the over-the counter derivatives market and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) over derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act’s requirements. Pursuant thereto, certain of the Bank’s derivatives operations have become subject to, among other things, new recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of the Bank’s derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements beginning in 2022. These margining requirements are expected to increase the cost of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of the Bank’s hedging and related activities and could increase them further in the future, but the Bank does not expect these costs to have a material impact on its financial condition or results of operations.

Pandemic-Related Developments

In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Financial Condition

Table 2.1Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2021	December 31, 2020	dollar amount	percentage
Assets
Cash and due from banks	$21,653	$1,896,155	$(1,874,502)	(98.86)%
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	1,200,000	4,650,000	(3,450,000)	(74.19)
Federal funds sold	7,230,000	6,280,000	950,000	15.13
Trading securities	5,821,380	11,742,965	(5,921,585)	(50.43)
Equity Investments	96,124	80,369	15,755	19.60
Available-for-sale securities	6,547,421	3,435,945	3,111,476	90.56
Held-to-maturity securities	9,328,665	12,873,646	(3,544,981)	(27.54)
Advances	71,536,402	92,067,104	(20,530,702)	(22.30)
Mortgage loans held-for-portfolio	2,319,864	2,899,712	(579,848)	(20.00)
Accrued interest receivable	123,258	189,454	(66,196)	(34.94)
Premises, software, and equipment	83,815	77,628	6,187	7.97
Operating lease right-of-use assets	65,624	70,733	(5,109)	(7.22)
Derivative assets	297,504	36,669	260,835	711.32
Other assets	11,632	11,003	629	5.72
Total assets	$105,358,342	$136,996,383	$(31,638,041)	(23.09)%

Liabilities
Deposits
Interest-bearing demand	$1,283,072	$1,677,526	$(394,454)	(23.51)%
Non-interest-bearing demand	38,166	70,437	(32,271)	(45.82)
Term	—	5,000	(5,000)	(100.00)
Total deposits	1,321,238	1,752,963	(431,725)	(24.63)

Consolidated obligations
Bonds	54,829,401	69,716,298	(14,886,897)	(21.35)
Discount notes	42,197,259	57,658,838	(15,461,579)	(26.82)
Total consolidated obligations	97,026,660	127,375,136	(30,348,476)	(23.83)

Mandatorily redeemable capital stock	1,959	2,991	(1,032)	(34.50)

Accrued interest payable	126,990	117,982	9,008	7.64
Affordable Housing Program	137,638	148,827	(11,189)	(7.52)
Derivative liabilities	36,512	70,760	(34,248)	(48.40)
Other liabilities	182,466	186,550	(4,084)	(2.19)
Operating lease liabilities	79,026	84,475	(5,449)	(6.45)
Total liabilities	98,912,489	129,739,684	(30,827,195)	(23.76)
Capital	6,445,853	7,256,699	(810,846)	(11.17)
Total liabilities and capital	$105,358,342	$136,996,383	$(31,638,041)	(23.09)%

Balance Sheet overview December 31, 2021 and December 31, 2020

Total assets declined to $105.4 billion at December 31, 2021 from $137.0 billion at December 31, 2020, a decrease of $31.6 billion, or 23.1%.

Cash at banks was $21.7 million at December 31, 2021, compared to $1.9 billion at December 31, 2020.

Money market investments at December 31, 2021 were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. At December 31, 2020, money market investments were $6.3 billion in federal funds sold and $4.7 billion in overnight resale agreements. Federal funds sold averaged $11.2 billion and $9.4 billion in 2021 and 2020, respectively. Resale agreements averaged $0.6 billion and $4.4 billion in 2021 and 2020, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million and $685.0 million at December 31, 2021 and December 31, 2020, respectively.

Advances — Par balances decreased at December 31, 2021 to $71.2 billion, compared to $90.7 billion at December 31, 2020. Short-term fixed-rate advances decreased by 11.0% to $11.5 billion at December 31, 2021, down from $12.9 billion at December 31, 2020. ARC advances, which are adjustable-rate borrowings, decreased by 56.2% to $7.5 billion at December 31, 2021, compared to $17.1 billion at December 31, 2020.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $589.5 million and $281.3 million at December 31, 2021 and December 31, 2020, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.0 billion and $3.2 billion at December 31, 2021 and December 31, 2020, respectively. We acquired $1.9 billion (par) of fixed-rate GSE-issued MBS in 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.1 billion and $11.8 billion at December 31, 2021 and December 31, 2020. We acquired $189.0 million (par) of fixed-rate GSE-issued MBS in 2021.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion and $1.1 billion at December 31, 2021 and December 31, 2020, respectively.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2021, trading investments were $5.8 billion in U.S. Treasury securities. At December 31, 2020, trading investments were $11.7 billion in U.S. Treasury securities and $2.2 million in Ambac corporate notes.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $96.1 million and $80.4 million at December 31, 2021 and December 31, 2020, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $2.1 billion at December 31, 2021, a decrease of $0.7 billion from the balance at December 31, 2020. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $156.7 million at December 31, 2021, an increase of $156.4 million from the balance at December 31, 2020. Paydowns for the twelve months ended December 31, 2021 were $775.5 million compared to $785.1 million for the same period in 2020. Acquisitions for the twelve months ended December 31, 2021 were $204.4 million compared to $530.0 million for the same period in 2020. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2021 were lower than December 31, 2020. Allowance for credit losses decreased to $2.1 million at December 31, 2021 compared to $7.1 million at December 31, 2020.

Capital ratios — Our capital position remains strong. At December 31, 2021, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $844.1 million. To support $105.4 billion of total assets at December 31, 2021, the minimum required total capital was $4.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2021 balance sheet leverage (based on U.S. GAAP) was 16.3 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2021 included $19.5 million as demand cash balances at the FRBNY, $8.4 billion in short-term and overnight investments in the federal funds and resale agreements, and $5.5 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 has specific initial liquidity levels to be maintained within certain ranges defined in an accompanying supervisory letter. We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR. We have successfully transitioned $4.2 billion of advance derivative hedges and $0.7 billion of securities from LIBOR to SOFR in 2021.

Central banks and regulators in a number of major jurisdictions have convened working groups to reach consensus on the timing and operational adoption processes to implement the elected risk free rates (RFR) that will replace LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

The following data provides an overview of LIBOR-indexed instruments outstanding at December 31, 2021 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 2.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	December 31, 2021
LIBOR indexed Derivatives (notionals)	$8,773,011
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,857,358
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$210,000
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,165,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding at December 31, 2021 and December 31, 2020 were $71.5 billion and $92.1 billion, respectively. Carrying values included cumulative hedging basis adjustment gains of $321.4 million and $1.3 billion at December 31, 2021 and December 31, 2020, respectively.

Table 3.1Advance Trends

Member demand for advance products

Par amount of advances outstanding was $71.2 billion at December 31, 2021, up from $69.9 billion at September 30, 2021, down from $79.2 billion at June 30, 2021, $89.3 billion at March 31, 2021, $90.7 billion at December 31, 2020, $104.6 billion at September 30, 2020, $112.0 billion at June 30, 2020, $134.4 billion at March 31, 2020 and $100.4 billion at December 31, 2019. Advance demand had increased notably in March 2020 as the larger members borrowed in anticipation of their customers’ needs for cash in the face of deterioration in the financial markets caused by the COVID-19 pandemic. In the 2020 fourth quarter, the same larger member banks that had borrowed short-term advances in March 2020 were prepaying advances or not rolling over certain short-term borrowings at maturity.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2Advances by Product Type

	December 31, 2021		December 31, 2020
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$7,468,000	10.49%	$17,050,467	18.79%
Fixed Rate Advances	47,466,196	66.65	54,632,262	60.21
Short-Term Advances	11,468,580	16.10	12,883,629	14.20
Mortgage Matched Advances	112,215	0.16	176,373	0.19
Overnight & Line of Credit (OLOC) Advances	959,752	1.35	678,438	0.75
All other categories	3,740,423	5.25	5,319,990	5.86
Total par value	71,215,166	100.00%	90,741,159	100.00%
Advance discounts	(160)		—
Hedge valuation basis adjustments	321,396		1,325,945
Total	$71,536,402		$92,067,104

Collateral Security

Member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY. Eligible collateral includes: (1) one-to-four-family mortgages; (2) multi-family & commercial real estate mortgages; (3) Treasury and U.S. government agency securities; (4) private label commercial mortgage-backed securities; and (5) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and the Bank has the ability to perfect its security interest. The FHLBNY also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members. The FHLBNY’s loan and collateral agreements give the Bank security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. The FHLBNY may supplement this security interest by imposing additional collateral delivery requirements on our member borrowers based on the overall financial strength of the member.

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

The following table summarizes pledged collateral at December 31, 2021 and December 31, 2020 (in thousands):

Table 3.3Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
December 31, 2021	$71,215,166	$20,606,819	$91,821,985	$320,683,186	$63,956,008	$384,639,194
December 31, 2020	$90,741,159	$20,247,993	$110,989,152	$324,273,676	$56,685,358	$380,959,034
(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.

(c)	Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
December 31, 2021	$64,690,246	$319,948,948	$384,639,194
December 31, 2020	$57,601,060	$323,357,974	$380,959,034

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5Advances by Interest-Rate Payment Terms

	December 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$63,744,666	89.51%	$73,687,192	81.21%
Variable-rate (b)	7,470,500	10.49	17,053,967	18.79
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	—	—
Total par value	71,215,166	100.00%	90,741,159	100.00%
Advance discounts	(160)		—
Hedge valuation basis adjustments	321,396		1,325,945
Total	$71,536,402		$92,067,104
(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2021, with only 16.1% of advances in the remaining maturity bucket of greater than 5 years (13.4% at December 31, 2020). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which are typically indexed to LIBOR and other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 3.6Advances by Redemption Term

	December 31, 2021		December 31, 2020		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$33,315,184	46.78%	$40,695,263	44.84%	$(7,380,079)	(18.13)%
Due after 1 year through 3 years	13,672,643	19.20	13,434,229	14.81	238,414	1.77
Due after 3 years through 5 years	5,981,524	8.40	7,973,687	8.79	(1,992,163)	(24.98)
Due after 5 years through 15 years	2,892,046	4.06	3,461,453	3.81	(569,407)	(16.45)
Thereafter	303	—	437	—	(134)	(30.74)
Total principal amount	55,861,700	78.44	65,565,069	72.25	(9,703,369)	(14.80)

Fixed-rate, putable
Due in 1 year or less	1,000	—	120,000	0.13	(119,000)	(99.17)
Due after 1 year through 3 years	158,000	0.22	151,000	0.17	7,000	4.64
Due after 3 years through 5 years	14,250	0.02	33,000	0.04	(18,750)	(56.82)
Due after 5 years through 15 years	7,597,500	10.67	7,641,750	8.42	(44,250)	(0.58)
Thereafter	—	—	—	—	—	NM
Total principal amount	7,770,750	10.91	7,945,750	8.76	(175,000)	(2.20)

Variable-rate
Due in 1 year or less	5,639,500	7.92	10,317,467	11.37	(4,677,967)	(45.34)
Due after 1 year through 3 years	524,000	0.74	5,591,500	6.16	(5,067,500)	(90.63)
Due after 3 years through 5 years	207,000	0.29	145,000	0.16	62,000	42.76
Due after 5 years through 15 years	1,000,000	1.40	—	—	1,000,000	NM
Thereafter	—	—	1,000,000	1.10	(1,000,000)	(100.00)
Total principal amount	7,370,500	10.35	17,053,967	18.79	(9,683,467)	(56.78)

Variable-rate, callable or prepayable (a)
Due in 1 year or less	100,000	0.14	—	—	100,000	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	100,000	0.14	—	—	100,000	NM

Other (b)
Due in 1 year or less	47,177	0.07	69,917	0.08	(22,740)	(32.52)
Due after 1 year through 3 years	49,630	0.07	78,315	0.09	(28,685)	(36.63)
Due after 3 years through 5 years	11,663	0.02	20,153	0.02	(8,490)	(42.13)
Due after 5 years through 15 years	3,014	—	7,017	0.01	(4,003)	(57.05)
Thereafter	732	—	971	—	(239)	(24.60)
Total principal amount	112,216	0.16	176,373	0.20	(64,157)	(36.38)

Overdrawn and overnight deposit accounts	—	—	—	—	—	NM

Total principal amount advances	71,215,166	100.00%	90,741,159	100.00%	(19,525,993)	(21.52)%
Other adjustments, net (c)	321,236		1,325,945		(1,004,709)

Total advances	$71,536,402		$92,067,104		$(20,530,702)
(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM— Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 3.7Hedged Advances by Type

Par Amount	December 31, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullets (a)	$29,279,507	$29,969,694
Fixed-rate putable (b)	7,770,750	7,945,750
Fixed-rate with embedded cap	360,000	360,000
Total qualifying hedges	$37,410,257	$38,275,444

Aggregate par amount of advances hedged (c)	$40,560,257	$47,962,396
Fair value basis (hedging adjustments)	$321,396	$1,325,945
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2021 and December 31, 2020, notional amounts of basis swaps were $3.1 billion and $8.5 billion. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8Putable and Callable Advances

	Advances
Par Amount	December 31, 2021	December 31, 2020
Putable (a)	$7,770,750	$7,945,750
No-longer putable/callable	$—	$460,000
(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2021	2020	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$998,637	$—	$998,637	NM	%
Held-to-maturity securities, at carrying value, net	184,886	1,097,752	(912,866)	(83.16)
Total HFA securities	1,183,523	1,097,752	85,771	7.81

Trading securities (b)	5,821,380	11,742,965	(5,921,585)	(50.43)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	5,548,784	3,435,945	2,112,839	61.49
Held-to-maturity securities, at carrying value, net (c)	9,143,779	11,775,894	(2,632,115)	(22.35)
Total MBS securities	14,692,563	15,211,839	(519,276)	(3.41)

Equity investments in Grantor trust (d)	96,124	80,369	15,755	19.60
Interest-bearing deposits	675,000	685,000	(10,000)	(1.46)
Securities purchased under agreements to resell	1,200,000	4,650,000	(3,450,000)	(74.19)
Federal funds sold	7,230,000	6,280,000	950,000	15.13

Total Investments	$30,898,590	$39,747,925	$(8,849,335)	(22.26)%
(a)	State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. We acquired $100.0 million of State and local housing finance agency bonds in AFS portfolio in 2021. Paydowns were $4.8 million in AFS portfolio and $10.2 million in HTM portfolio in 2021. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.
(b)	Trading securities comprised of U.S. Treasury securities at December 31, 2021 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $4.2 billion of U.S. Treasury notes in 2021.
(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
(d)	Funds in the grantor trust are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

NM — Not meaningful.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2Investment Debt Securities Issuer Concentration

	December 31, 2021			December 31, 2020
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,565,768	$2,594,055	39.80%	$3,271,007	$3,338,484	45.08%
Freddie Mac	12,053,895	12,390,599	187.00	11,836,507	12,429,508	163.11
Ginnie Mae	9,349	9,349	0.15	12,871	12,979	0.18
All Others - PLMBS	63,551	71,422	0.99	91,454	107,889	1.26
Non-MBS, net (b)	1,183,523	1,166,270	18.36	1,097,752	1,076,266	15.13
Total Investment Debt Securities	$15,876,086	$16,231,695	246.30%	$16,309,591	$16,965,126	224.75%

Categorized as:

Available-for-Sale Securities	$6,547,421	$6,547,421		$3,435,945	$3,435,945

Held-to-Maturity Securities, net	$9,328,665	$9,684,274		$12,873,646	$13,529,181

(a)Carrying values include fair values for AFS securities.

(b)Non-MBS — Includes Housing finance agency bonds.

(c)Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3External Rating of the Held-to-Maturity Portfolio

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$229	$9,082,287	$48,055	$616	$12,592	$9,143,779
State and local housing finance agency obligations	—	183,330	1,556	—	—	184,886

Total Long-term securities	$229	$9,265,617	$49,611	$616	$12,592	$9,328,665

	December 31, 2020
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$363	$11,684,817	$58,130	$7,486	$25,098	$11,775,894
State and local housing finance agency obligations	23,100	1,069,068	1,946	3,638	—	1,097,752

Total Long-term securities	$23,463	$12,753,885	$60,076	$11,124	$25,098	$12,873,646

See footnotes (a) and (b) under Table 4.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4External Rating of the Available-for-Sale Portfolio

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,548,784	$—	$—	$—	$5,548,784
State and local housing finance agency obligations	18,951	977,507	—	2,179	—	998,637
Total Long-term securities	$18,951	$6,526,291	$—	$2,179	$—	$6,547,421

	December 31, 2020
					Below
					Investment
	AAA-rated	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$3,435,945	$—	$—	$—	$3,435,945
Total Long-term securities	$—	$3,435,945	$—	$—	$—	$3,435,945

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

The fair value of State and local housing finance agency obligations is estimated by management using information primarily from pricing services. Due to the current lack of significant market activity, their fair values were categorized as Level 3 of the valuation hierarchy. For a comparison of carrying values and fair values of investment debt securities, see financial statements, Note 5. Trading securities, Note 7. Available-for-Sale Securities and Note 8. Held-to-Maturity Securities. For more information about the corroboration and other analytical procedures performed, see Note 18. Fair Values of Financial Instruments. Also see Note 7. Available-for-sale securities for an explanation of amortized cost for securities hedged under ASC 815 fair value hedges.

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2021		December 31, 2020
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$622,150	2.63%	$690,206	3.10%
Due after one year through five years	4,120,381	2.47	3,323,857	2.39
Due after five years through ten years	8,002,850	2.51	8,687,883	2.50
Due after ten years	1,793,274	1.46	2,279,164	1.47
Total Mortgage-backed securities	$14,538,655	2.37%	$14,981,110	2.35%

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

Table 4.6Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	December 31, 2021	December 31, 2020
Current face value of hedged CMBS	$3,190,361	$1,259,000
Partial-term hedge face value of hedged CMBS	2,859,000	1,134,000
Cumulative basis adjustment gains (losses)	(30,667)	44,052
Interest rate swap contracts (par)	2,859,000	1,134,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $1.2 billion at December 31, 2021 and $4.7 billion at December 31, 2020. Resale agreements averaged $0.6 billion and $4.4 billion in 2021 and 2020, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $7.2 billion at December 31, 2021, and $6.3 billion at December 31, 2020, and averaged $11.2 billion and $9.4 billion in 2021 and 2020, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2021		December 31, 2020		Year ended December 31, 2021		Year ended December 31, 2020
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at
Counterparties	Rating	Rating	Rating	Rating	Balance	period end	Balance	period end
Australia	AA-	AA3	AA-	AA3	$1,635,488	$1,645,000	$1,726,503	$1,795,000
Austria	A+	A2	A	A2	825,964	—	546,940	—
Canada	A to AA-	A3 to AA2	A to AA-	A3 to AA2	2,683,238	4,130,000	2,819,167	3,115,000
Finland	AA-	AA3	AA-	AA3	1,459,808	950,000	390,150	—
France	A to A+	A1 to AA3	A to A+	A1 to AA3	833,806	—	858,115	500,000
Germany	A-	A2	N/A	N/A	31,197	—	—	—
Netherlands	A+	AA2	A+	AA3	797,943	505,000	804,352	870,000
Norway	AA-	AA2	AA-	AA2	712,112	—	524,833	—
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	745,280	—	322,773	—
Switzerland	A+	A1	A+	AA3	493,452	—	598,552	—
UK	A	A1	A	A1	862,537	—	25,301	—

Subtotal					11,080,825	7,230,000	8,616,686	6,280,000

USA	A to AA-	A2 to AA2	A- to AA-	A3 to AA2	155,797	—	733,896	—
Total					$11,236,622	$7,230,000	$9,350,582	$6,280,000
(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties have less demand at year-end than during the year.

N/A — Not applicable.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8Trading Securities

	Trading Securities
	December 31, 2021	December 31, 2020
Par value	$5,850,925	$11,637,153
Amortized cost	5,835,212	11,655,374
Carrying/Fair value	5,821,380	11,742,965

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2021	December 31, 2020
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$5,850,925	$11,635,000
Par amounts of interest rate swaps	5,850,925	11,634,166

(a)Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.3 billion at December 31, 2021, a decrease of $0.6 billion (net of acquisitions and paydowns) from the balance at December 31, 2020. Mortgage loan balances declined due to loan prepayments as a result of the low interest rate environment. During 2021, the Bank purchased $204.4 million of mortgage loans from members. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at December 31, 2021 were lower than December 31, 2020. Allowance for credit losses was $2.1 million at December 31, 2021, $3.0 million at September 30, 2021, $4.1 million at June 30, 2021, $5.7 million at March 31, 2021, and $7.1 million at December 31, 2020.

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

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the Mortgage Asset Program as a secondary market outlet for PFI members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at December 31, 2021. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1MPF by Conventional and Insured Loans

	December 31, 2021	December 31, 2020
Federal Housing Administration and Veteran Administration insured loans	$160,716	$198,795
Conventional loans	1,999,543	2,707,676
Allowance for credit losses on mortgage loans	(1,956)	(7,073)
MPF loans held-for-portfolio, net (a)	$2,158,303	$2,899,398
(a)	Balances represent MPF portfolio; MAP portfolio balance of $161.6 million as of December 31, 2021 and $0.3 million as of December 31, 2020 were not included.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 5.2Geographic Concentration of MPF Loans

	December 31, 2021		December 31, 2020
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.2%	68.0%	70.8%	64.7%

(a)MAP loans were not included in the above calculation.

Table 5.3Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	December 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$195,737	9.20%
Bethpage Federal Credit Union	164,021	7.71
Investors Bank	157,304	7.39
Sterling National Bank	143,790	6.76
Manasquan Bank	116,256	5.46
All Others	1,350,691	63.48
Total (a)	$2,127,799	100.00%

	December 31, 2020
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$264,322	9.24%
Teachers Federal Credit Union	243,599	8.51
Investors Bank	239,069	8.35
Sterling National Bank	186,289	6.51
Manasquan Bank	163,396	5.71
All Others	1,765,248	61.68

Total(a)	$2,861,923	100.00%
(a)	MAP unpaid principal balance of $156.7 million as of December 31, 2021 and $0.3 million as of December 31, 2020 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $97.0 billion and $127.4 billion at December 31, 2021 and December 31, 2020.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $54.8 billion (par, $54.5 billion) at December 31, 2021, compared to $69.7 billion (par, $68.9 billion) at December 31, 2020. The carrying value of Consolidated obligation discount notes outstanding was $42.2 billion at December 31, 2021 and $57.7 billion at December 31, 2020.

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

From time to time, we hedge CO discount notes (discount notes) under ASC 815 fair value accounting; additionally, certain discount notes are also hedged under ASC 815 cash flow accounting hedge. Certain discount notes were elected under the FVO. As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 6.7 Discount Notes Outstanding. Also, see financial statements, Note 17. Derivatives and Hedging Activities.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $4.8 billion at December 31, 2021 and $8.6 billion at December 31, 2020.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1CO Bonds by Type

	December 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$31,907,580	58.53%	$49,275,530	71.51%
Fixed-rate, callable	12,993,130	23.84	1,434,000	2.08
Step Up, callable	4,799,000	8.80	—	—
Floating rate, callable	1,265,000	2.32	—	—
Single-index floating rate	3,550,000	6.51	18,197,000	26.41
Total par value	54,514,710	100.00%	68,906,530	100.00%

Bond premiums	152,601		184,084
Bond discounts	(23,563)		(26,666)
Hedge valuation basis adjustments (a)	77,048		514,436
Hedge basis adjustments on de-designated hedges (b)	125,091		132,450
FVO (c) - valuation adjustments and accrued interest	(16,486)		5,464
Total Consolidated obligation-bonds	$54,829,401		$69,716,298

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis losses of $77.0 million and $514.4 million at December 31, 2021 and December 31, 2020, respectively. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

Hedge volume — Tables 6.2 – 6.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge.

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 6.2CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2021	December 31, 2020
Qualifying hedges
Fixed-rate bullet bonds	$15,333,890	$20,757,635
Fixed-rate callable bonds	16,488,130	15,000
	$31,822,020	$20,772,635

CO bonds elected under the FVO — If at inception of a hedge we do not believe that a hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO. We would record fair value changes of the FVO debt through earnings, and to the extent the debt is economically hedged, record changes in the fair values of the interest rate swap through earnings. The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its full fair value.

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 6.3CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2021	December 31, 2020
Bonds designated under FVO	$7,402,560	$16,575,000

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate bonds to a variable-rate instrument. We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules. We may also elect the FVO to achieve asset liability objectives. Designation of CO bonds under the FVO is an asset-liability management decision. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments.

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 6.4Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2021	December 31, 2020
Bonds designated as economically hedged
Floating-rate bonds (a)	$250,000	$10,875,000
Fixed-rate bonds (b)	220,000	265,000
	$470,000	$11,140,000
(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and SOFR-OIS. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to indices (SOFR-OIS and Federal Funds-OIS) that met our asset/liability interest rate risk management objectives, mitigating the basis risk between the index attached to the debt and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5CO Bonds — Maturity or Next Call Date

	December 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of maturity or next call date
Due or callable in one year or less	$37,107,475	68.07%	$46,411,150	67.36%
Due or callable after one year through two years	6,990,160	12.82	10,750,545	15.60
Due or callable after two years through three years	2,331,385	4.28	4,334,660	6.29
Due or callable after three years through four years	2,013,085	3.69	1,477,355	2.14
Due or callable after four years through five years	1,825,905	3.35	772,620	1.12
Thereafter	4,246,700	7.79	5,160,200	7.49

Total par value	$54,514,710	100.00%	$68,906,530	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2021	December 31, 2020
Callable	$19,057,130	$1,434,000
Non-Callable	$35,457,580	$67,472,530

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7Discount Notes Outstanding

	December 31, 2021	December 31, 2020
Par value	$42,204,430	$57,668,646
Amortized cost	$42,197,683	$57,642,972
Hedge value basis adjustments (a)	(424)	321
FVO (b) - valuation adjustments and remaining accretion	—	15,545
Total discount notes	$42,197,259	$57,658,838
Weighted average interest rate	0.06%	0.15%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $3.4 billion and $7.6 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2021 and 2020, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	FVO valuation adjustments — Valuation basis adjustment losses are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. No FVO discount note was elected under the FVO at December 31, 2021. Notional amounts elected under the FVO was $7.1 billion at December 31, 2020. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 6.8Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2021	December 31, 2020
Discount notes hedged under qualifying hedge	$3,374,841	$7,564,742

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.9Economic Hedges of Discount Notes

Consolidated Obligation
Discount Notes
Par Amount	December 31, 2020
Discount notes designated as economic hedges (a)	$149,718
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material. There were no CO discount notes outstanding at December 31, 2021 for economic hedges.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 6.10Discount Notes under the Fair Value Option (FVO)

Consolidated Obligation
Discount Notes
Par Amount	December 31, 2020
Discount notes designated under FVO (a)	$7,118,211
(a)	For CO discount notes elected under the FVO, it has not been necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBank debt to be secured and credit related adjustments unnecessary. There were no CO discount notes elected under the FVO at December 31, 2021.

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.11Cash Flow Hedges of Discount Notes

Principal Amount	December 31, 2021	December 31, 2020
Discount notes hedged under qualifying hedge (a)	$1,693,000	$2,139,000
(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.12 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2022.

Table 6.12FHLBNY Ratings

		S&P			Moody's
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2021	December 10, 2021	AA+/A-1+	Stable/Affirmed	December 27, 2021	Aaa/P-1	Stable/Affirmed

2020	July 21, 2020	AA+/A-1+	Stable/Affirmed	December 23, 2020	Aaa/P-1	Stable/Affirmed

2019	August 22, 2019	AA+/A-1+	Stable/Affirmed	October 23, 2019	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $127.0 million at December 31, 2021 and $118.0 million at December 31, 2020. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $182.5 million at December 31, 2021 and $186.6 million at December 31, 2020. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1Stockholders’ Capital

	December 31, 2021	December 31, 2020
Capital Stock (a)	$4,500,785	$5,366,830
Unrestricted retained earnings (b)	1,103,585	1,135,341
Restricted retained earnings (c)	827,380	774,275
Accumulated Other Comprehensive Income (Loss)	14,103	(19,747)
Total Capital	$6,445,853	$7,256,699
(a)	Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances that are determined in line with the approved provisions of the conduct of restricted retained earnings account.
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2021 has grown to $827.4 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, if the Restricted retained earnings target was to be calculated at December 31, 2021, the target amount would be $1.0 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $827.4 million at December 31, 2021. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 7.2Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2021	December 31, 2020
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(1,586)	$(5,588)
Net market value unrealized gains (losses) on available-for-sale securities (b)	125,170	280,626
Net Fair value hedging gains (losses) on available-for-sale securities (b)	30,667	(44,052)
Net Cash flow hedging gains (losses) (c)	(101,499)	(207,204)
Employee supplemental retirement plans (d)	(38,649)	(43,529)
Total Accumulated other comprehensive income (loss)	$14,103	$(19,747)
(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).

(b)	Net market values of available-for-sale securities were $125.2 million and $280.6 million at December 31, 2021 and December 31, 2020, respectively, represent third-party pricing vendors’ market-based unrealized gains of securities designated as AFS. Net unrealized gains of $30.7 million and unrealized losses of $44.1 million at December 31, 2021 and December 31, 2020, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.
(c)	Cash flow hedging losses recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Rollforward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/(losses) are recorded in AOCI.

Table 7.3AOCI Rollforward due to ASC 815 Hedging Programs

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000

	December 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(109,411)	(1,109)	(32,459)
Amount reclassified	—	1,352	—
Fair Value - closed contract	—	(3,520)	—
Ending balance	$(198,494)	$(8,710)	$(44,052)

Notional amount of swaps outstanding	$2,139,000	$—	$1,134,000

	December 31, 2019
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$17,412	$(653)	$—
Changes in fair values (a)	(106,495)	5,478	(11,593)
Amount reclassified	—	613	—
Fair Value - closed contract	—	(10,871)	—
Ending balance	$(89,083)	$(5,433)	$(11,593)

Notional amount of swaps outstanding	$2,664,000	$89,000	$532,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4Dividends Paid and Payout Ratios

	Twelve months ended
	December 31,	December 31,
	2021	2020
Cash dividends paid per share	$4.69	$5.74
Dividends paid (a) (c)	$244,172	$348,234
Pay-out ratio (b)	91.96%	78.72%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2021 and December 31, 2020:

Table 8.1Derivative Hedging Strategies — Advances

		Hedge	December 31, 2021	December 31, 2020
		Accounting	Notional Amount	Notional Amount
Hedged Item /Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$29,279	$29,969
		Economic	$100	$1,237
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$7,771	$7,946
Pay-fixed with embedded features, receive-float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair Value	$360	$360
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	$3,050	$8,450

Table 8.2Derivative Hedging Strategies — Investments

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$2,859	$1,134
		Economic	$5,851	$11,634

Table 8.3Derivative Hedging Strategies — Consolidated Obligation Bonds

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$15,334	$20,758
		Economic	$7,403	$16,840
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$16,488	$15
		Economic	$220	$—
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable-rate to a different variable-rate index.	Economic	$250	$10,875

Table 8.4Derivative Hedging Strategies — Consolidated Obligation Discount Notes

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$3,375	$7,565
		Economic	$—	$7,268
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest-rate sensitivity.	Cash Flow	$1,693	$2,139

Table 8.5Derivative Hedging Strategies — Balance Sheet

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$800	$800

Table 8.6Derivative Hedging Strategies — Intermediation

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$158	$888

Table 8.7Derivative Hedging Strategies — Stand-Alone

			December 31, 2021	December 31, 2020
		Hedge Accounting	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$9	$10

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8Derivatives Counterparty Credit Ratings

	December 31, 2021
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure Uncleared derivatives
Single A asset (c)	$4,182,000	$50,094	$73,000	$123,094	$(112,659)	$10,435
Cleared derivatives assets (d)	4,191,067	743	—	743	33,859	34,602
	8,373,067	50,837	73,000	123,837	(78,800)	45,037
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	699,000	(6,478)	6,540	62	—	62
Triple B liability (c)	3,203,000	(167,564)	168,000	436	—	436
Cleared derivatives liability (d)	62,389,522	(3,951)	173,946	169,995	333,251	503,246
	66,291,522	(177,993)	348,486	170,493	333,251	503,744
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,664,589	(127,156)	421,486	294,330	254,451	548,781
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	79,000	3,165	—	3,165	(3,165)	—
Delivery commitments
Derivative position with delivery commitments	8,573	9	—	9	(9)	—
Total derivative position with members	87,573	3,174	—	3,174	(3,174)	—
Total	$74,752,162	$(123,982)	$421,486	$297,504	$251,277	$548,781
Derivative positions without credit exposure	20,247,014
Total notional	$94,999,176

	December 31, 2020
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure Uncleared derivatives
Single A asset (c)	$2,515,000	$28,880	$(18,385)	$10,495	$—	$10,495
Cleared derivatives assets (d)	20,297,279	1,670	—	1,670	43,519	45,189
	22,812,279	30,550	(18,385)	12,165	43,519	55,684
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	10,000	(300)	300	—	—	—
Triple B liability (c)	2,833,000	(305,483)	309,300	3,817	—	3,817
Cleared derivatives liability(d)	94,431,914	—	—	—	586,853	586,853
	97,274,914	(305,783)	309,600	3,817	586,853	590,670
Total derivative positions with non-member counterparties to which the Bank had credit exposure	120,087,193	(275,233)	291,215	15,982	630,372	646,354
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	444,000	20,659	—	20,659	(20,659)	—
Delivery commitments
Derivative position with delivery commitments	9,777	28	—	28	(28)	—
Total derivative position with members	453,777	20,687	—	20,687	(20,687)	—
Total	$120,540,970	$(254,546)	$291,215	$36,669	$609,685	$646,354
Derivative positions without credit exposure	7,346,674
Total notional	$127,887,644
(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $367.1 million and $630.4 million, in marketable securities as collateral at December 31, 2021 and December 31, 2020. At December 31, 2021, we had pledged $173.9 million in cash as collateral.

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

Table 9.1Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2021	$1,301	$58,192	$56,891
September 30, 2021	1,436	63,116	61,680
June 30, 2021	1,521	74,467	72,946
March 31, 2021	1,677	77,183	75,506
December 31, 2020	1,698	84,479	82,781

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2021	$4,174	$23,534	$19,360
September 30, 2021	6,437	24,822	18,385
June 30, 2021	10,163	24,722	14,559
March 31, 2021	10,643	28,880	18,237
December 31, 2020	9,367	27,629	18,262

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2021	$1,115	$21,023	$19,908
September 30, 2021	1,789	23,245	21,456
June 30, 2021	1,740	22,711	20,971
March 31, 2021	2,725	26,128	23,403
December 31, 2020	3,448	24,494	21,046

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

Cash flows

Cash and due from Banks was $21.7 million at December 31, 2021 and $1.9 billion at December 31, 2020. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

Cash flows provided by/(used in) operating activities — Operating assets and liabilities support our lending activities to members, and can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, our investment strategies, and market conditions. Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of Consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Operating activities resulted in $899.7 million in net cash inflows in the twelve months ended December 31, 2021, compared to outflows of $97.2 million in 2020. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $265.5 million in the twelve months ended December 31, 2021 and $442.4 million in 2020; (b) Derivatives and hedging activities provided $552.8 million in cash flows in the twelve months ended December 31, 2021, compared to the use of $488.4 million in cash flows in the same period in 2020. (c) Positive adjustments to operating cash flows of $101.4 million to recognize unrealized valuation losses on U.S. Treasury securities at December 31, 2021, compared to a negative adjustment of $72.8 million in 2020.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $28.6 billion in net cash inflows in the twelve months ended December 31, 2021, compared to $26.8 billion in net cash inflows in the same period in 2020. In current period, the year-end balance for Securities purchased under agreements to resell decreased and federal funds sold increased; investments in U.S. Treasury securities declined compared to balances as of December 31, 2020.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $31.4 billion in the twelve months ended December 31, 2021 compared to net outflows of $25.4 billion in the same period in the prior year.

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions. For example, the Bank routinely enters into commitments to purchase mortgage loans from PFIs, and issues standby letters of credit.

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

Table 9.4FHFA MBS Limits

	December 31, 2021		December 31, 2020
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	226%	300%	206%	300%

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

Table 9.5Core Mission Achievement

	December 31, 2021	December 31, 2020
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$79,980,274	$107,681,243
Mortgage Loans	2,526,429	3,082,252
Total Primary Mission Assets	$82,506,703	$110,763,495
Total Consolidated Obligations	$110,236,201	$147,104,411
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$6,946,263	$12,619,764

Core Mission Achievement Ratio	80%	82%
Target Ratio	70%	70%
(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, or human factors, or from external events. Operational risk is inherent in our business activities and, as with other risk types, is managed through an overall framework designed to balance strong management oversight with well-defined independent risk management. This framework includes: policies and procedures for managing operational risks; recognized ownership of the risk by the business; a compliance group that evaluates compliance with board and regulatory policies, including the evaluation and reporting of operational risk incidents, which are regularly reported directly to the Audit Committee of the Bank’s Board of Directors regarding compliance with policies and procedures, including those related to managing operational risks.

Information Security and Business Continuity. The Bank has an Information Security Department that is responsible for the policy, procedures, reviews, education, and management of the information security program. The Bank also has a department that is responsible for the overall business continuity program, which includes training, testing, coordination, and continual updates. Information security and the protection of confidential customer data, and business continuity are priorities for the FHLBNY, and we have implemented processes that will help secure confidential data and continuity of operations. The information security program is reviewed and enhanced periodically to address emerging threats to data integrity and cyber-attacks. The business continuity program includes annual testing of our capabilities. Results of business continuity testing and information security are routinely presented to senior management of the FHLBNY and its Board of Directors.

The FHLBNY’s Information Technology group maintains and regularly reviews controls to ensure that technology assets are well managed and secure from unauthorized access and in accordance with approved policies and procedures.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2021, 2020 and 2019. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1Principal Components of Net Income

	Years ended December 31,
	2021	2020	2019
Total interest income	$965,578	$1,933,865	$3,780,946
Total interest expense	424,981	1,180,909	3,113,856
Net interest income before provision for credit losses	540,597	752,956	667,090
Provision (Reversal) for credit losses	(5,528)	3,721	(142)
Net interest income after provision for credit losses	546,125	749,235	667,232
Total other income (loss)	(47,422)	(50,819)	33,888
Total other expenses	203,668	206,851	175,980
Income before assessments	295,035	491,565	525,140
Affordable Housing Program Assessments	29,514	49,180	52,552
Net income	$265,521	$442,385	$472,588

Net Income — 2021 Vs. 2020

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income was $265.5 million in 2021, a decrease of $176.9 million, or 40.0% compared to 2020. Summarized below are the primary components of our Net income:

Net interest income — Net interest income was $540.6 million in 2021, a decrease of $212.4 million, or 28.2% compared to 2020. Net interest spread was 43 basis points for 2021, no change from 2020. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $47.4 million in 2021 compared to a loss of $50.8 million in 2020.

●	Service fees and other were $17.3 million in 2021 compared to $17.9 million in 2020. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation gain of $22.5 million in 2021 compared to net gain of $0.1 million in 2020. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $4.4 million in Other income in 2021 compared to net losses of $151.7 million in 2020. For more information, see Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net losses of $101.4 million in 2021 compared to net gains of $72.8 million in 2020.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net gains of $9.8 million in 2021, slightly lower than 2020.

Other expenses were $203.7 million in 2021 compared to $206.9 million in 2020. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $69.9 million in 2021, $0.1 million higher than 2020.
●	Compensation and benefits expenses were $96.1 million in 2021 compared to $100.2 million in 2020.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $22.0 million in 2021 compared to $19.4 million in 2020.
●	Other expenses were $15.7 million in 2021 compared to $17.5 million in 2020.

Affordable Housing Program Assessments (AHP) allocated from Net income were $29.5 million in 2021 compared to $49.2 million in 2020. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — 2020 Vs. 2019

Net income in 2020 was $442.4 million, a decrease of $30.2 million, or 6.4% compared to 2019.

Net interest income in 2020 was $753.0 million, an increase of $85.9 million, or 12.9%. Net interest spread was 43 basis points in 2020 compared to 35 basis points in 2019. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in 2020 was a loss of $50.8 million compared to a gain of $33.9 million in 2019.

Other expenses were $206.9 million in 2020 compared to $176.0 million in 2019. Operating expenses were $69.8 million in 2020, up from $62.8 million in 2019. Compensation and benefits were $100.2 million in 2020, up from $88.2 million in 2019. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $19.4 million in 2020 compared to $16.8 million in 2019. Other expenses were $17.5 million in 2020 and $8.3 million in 2019. Other expenses included contributions to homeowners and small businesses, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $49.2 million in 2020 compared to $52.6 million in 2019.

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

The following table summarizes Net interest income (dollars in thousands):

Table 10.2Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2021	2020	2019	2021	2020
Total interest income (a)	$965,578	$1,933,865	$3,780,946	(50.07)%	(48.85)%
Total interest expense (a)	424,981	1,180,909	3,113,856	(64.01)	(62.08)
Net interest income before provision for credit losses	$540,597	$752,956	$667,090	(28.20)%	12.87%

(a)Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.7 and accompanying discussions

2021 net interest income, before loan loss provisions, was $540.6 million, a decline of $212.4 million, or 28.2% from 2020. Primary driver was decreases in the average balances of interest earning assets, principally advances. Additionally, $21.5 million of prepayment fees were recorded in Net interest income in 2021 compared to $45.3 million in 2020. Financial markets during the year continued to exhibit historically low levels of interest rates and high levels of liquidity, impacting our interest revenues and opportunities for acquiring investments during most of the year.

The U.S. and various state governments have continued to provide wide-ranging fiscal support programs, creating high levels of market liquidity and high levels of deposits at U.S. banks, reducing members’ need for advances. Interest earning assets also continues to be adversely impacted by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven up pricing and limited the opportunities for acquiring investments during most of the year that would meet our risk/reward targets. Spreads remained very low on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs. Reacting to adverse changes in declining spreads and declining requirements for liquidity, we have reduced our balance sheet inventory of U.S. Treasury securities held for liquidity.

In 2021, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were lower than 2020. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 45 basis points in 2021, compared to 48 basis points in 2020. Net interest spread in 2021 was 43 basis points, representing the yield from earning assets minus interest paid on costing liabilities, unchanged from 2020.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, decreased to $6.8 billion in 2021, down from $8.0 billion in 2020 (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in 2021 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded net expense of $316.3 million in 2021 compared to $298.5 million in 2020. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness compared to last year was immaterial.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Years ended December 31,
	2021	2020	2019
Interest income	$1,391,403	$2,303,422	$3,609,475
Fair value hedging effects	2,473	(401)	863
Amortization of basis	(1,335)	(557)	(56)
Interest rate swap accruals	(426,963)	(368,599)	170,664
Reported interest income	965,578	1,933,865	3,780,946

Interest expense	545,486	1,255,874	3,109,530
Fair value hedging effects	(4,489)	763	2,001
Amortization of basis	(5,349)	(5,626)	(5,558)
Interest rate swap accruals	(110,667)	(70,102)	7,883
Reported interest expense	424,981	1,180,909	3,113,856
Net interest income	$540,597	$752,956	$667,090
Net interest adjustment - interest rate swaps	$(305,320)	$(294,592)	$167,145

Spread and Yield Analysis — 2021, 2020 and 2019

Table 10.4Spread and Yield Analysis

	Years ended December 31,
	2021			2020			2019
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$80,794,903	$483,216	0.60%	$109,116,805	$1,166,745	1.07%	$95,837,983	$2,526,662	2.64%
Interest bearing deposits and others	1,377,228	1,202	0.09	1,483,314	3,615	0.24	243,800	4,561	1.87
Federal funds sold and other overnight funds	11,856,627	9,736	0.08	13,726,052	63,364	0.46	18,570,561	406,953	2.19
Investments
Trading securities	7,521,868	96,911	1.29	13,336,034	221,780	1.66	9,155,523	215,583	2.35
Mortgage-backed securities
Fixed	10,852,929	274,601	2.53	11,235,921	315,731	2.81	10,109,341	310,849	3.07
Floating	3,567,081	20,672	0.58	4,780,783	55,586	1.16	6,499,680	181,330	2.79
State and local housing finance agency obligations	1,086,109	7,805	0.72	1,111,139	15,047	1.35	1,148,680	33,620	2.93
Mortgage loans held-for-portfolio	2,562,159	71,434	2.79	3,122,825	91,964	2.94	3,008,225	101,223	3.36
Loans to other FHLBanks	822	1	0.12	2,049	33	1.61	6,904	165	2.39

Total interest-earning assets	$119,619,726	$965,578	0.81%	$157,914,922	$1,933,865	1.22%	$144,580,697	$3,780,946	2.62%

Funded By:
Consolidated obligation bonds
Fixed	$59,124,808	$339,436	0.57%	$35,846,973	$467,820	1.31%	$29,764,963	$707,408	2.38%
Floating	6,276,962	9,729	0.15	37,250,201	280,094	0.75	47,906,230	1,090,759	2.28
Consolidated obligation discount notes	45,425,040	75,283	0.17	74,759,309	428,864	0.57	58,317,547	1,291,576	2.21
Interest-bearing deposits and other borrowings	1,427,510	424	0.03	1,439,485	3,896	0.27	1,132,147	23,734	2.10
Mandatorily redeemable capital stock	2,406	109	4.53	4,318	235	5.44	5,973	379	6.35

Total interest-bearing liabilities	112,256,726	424,981	0.38%	149,300,286	1,180,909	0.79%	137,126,860	3,113,856	2.27%

Other non-interest-bearing funds	551,887	—		638,162	—		181,382	—
Capital	6,811,113	—		7,976,474	—		7,272,455	—

Total Funding	$119,619,726	$424,981		$157,914,922	$1,180,909		$144,580,697	$3,113,856

Net Interest Income/Spread		$540,597	0.43%		$752,956	0.43%		$667,090	0.35%

Net Interest Margin
(Net interest income/Earning Assets)			0.45%			0.48%			0.46%
(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis — 2021, 2020 and 2019

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5Rate and Volume Analysis

	For the years ended
	December 31, 2021 vs. December 31, 2020
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(253,370)	$(430,159)	$(683,529)
Interest bearing deposits and others	(242)	(2,171)	(2,413)
Federal funds sold and other overnight funds	(7,621)	(46,007)	(53,628)
Investments
Trading securities	(82,329)	(42,540)	(124,869)
Mortgage-backed securities
Fixed	(10,490)	(30,640)	(41,130)
Floating	(11,733)	(23,181)	(34,914)
State and local housing finance agency obligations	(332)	(6,910)	(7,242)
Mortgage loans held-for-portfolio	(15,834)	(4,696)	(20,530)
Loans to other FHLBanks	(13)	(19)	(32)

Total interest income	(381,964)	(586,323)	(968,287)

Interest Expense
Consolidated obligation bonds
Fixed	212,432	(340,816)	(128,384)
Floating	(138,312)	(132,053)	(270,365)
Consolidated obligation discount notes	(125,729)	(227,852)	(353,581)
Deposits and borrowings	(32)	(3,440)	(3,472)
Mandatorily redeemable capital stock	(91)	(35)	(126)

Total interest expense	(51,732)	(704,196)	(755,928)

Changes in Net Interest Income	$(330,232)	$117,873	$(212,359)

	For the years ended
	December 31, 2020 vs. December 31, 2019
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$310,745	$(1,670,662)	$(1,359,917)
Interest bearing deposits and others	5,967	(6,913)	(946)
Federal funds sold and other overnight funds	(85,347)	(258,242)	(343,589)
Investments
Trading securities	80,842	(74,645)	6,197
Mortgage-backed securities
Fixed	32,958	(28,076)	4,882
Floating	(39,229)	(86,515)	(125,744)
State and local housing finance agency obligations	(1,065)	(17,508)	(18,573)
Mortgage loans held-for-portfolio	3,744	(13,003)	(9,259)
Loans to other FHLBanks	(90)	(42)	(132)

Total interest income	308,525	(2,155,606)	(1,847,081)

Interest Expense
Consolidated obligation bonds
Fixed	124,223	(363,811)	(239,588)
Floating	(202,110)	(608,555)	(810,665)
Consolidated obligation discount notes	289,773	(1,152,485)	(862,712)
Deposits and borrowings	5,110	(24,948)	(19,838)
Mandatorily redeemable capital stock	(95)	(49)	(144)

Total interest expense	216,901	(2,149,848)	(1,932,947)

Changes in Net Interest Income	$91,624	$(5,758)	$85,866

Interest Income

Interest income from advances is our principal source of interest income. We also earn interest income from an asset mix of long-term assets, such as fixed-rate advances, long-term fixed- and floating-rate investments, long-term 15-year and 30-year mortgage loans, and revenues generated from portfolios of overnight and short-term assets and U.S. Treasury securities held for liquidity.

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2021	2020	2019	2021	2020
Interest Income
Advances	$483,216	$1,166,745	$2,526,662	(58.58)%	(53.82)%
Interest-bearing deposits	1,202	3,615	4,561	(66.75)	(20.74)
Securities purchased under agreements to resell	487	28,573	178,565	(98.30)	(84.00)
Federal funds sold	9,249	34,791	228,388	(73.42)	(84.77)
Trading securities	96,911	221,780	215,583	(56.30)	2.87
Mortgage-backed securities
Fixed	274,601	315,731	310,849	(13.03)	1.57
Floating	20,672	55,586	181,330	(62.81)	(69.35)
State and local housing finance agency obligations	7,805	15,047	33,620	(48.13)	(55.24)
Mortgage loans held-for-portfolio	71,434	91,964	101,223	(22.32)	(9.15)
Loans to other FHLBanks	1	33	165	(96.97)	(80.00)

Total interest income	$965,578	$1,933,865	$3,780,946	(50.07)%	(48.85)%

Interest Income

Interest income in 2021 was $1.0 billion, a decline of $1.0 billion, or 50.1% compared to 2020. To provide context, interest expense declined by 64.0% compared to 2020.

Interest revenues earned from lower balance sheet earning assets (primarily the decrease in volume of advance business) made an unfavorable revenue decrease of $382.0 million and yield (rate) related revenue decline of $586.3 million. In successive 2021 quarters, we have reported declining interest revenues: first quarter revenue was $282.3 million; second quarter was $247.5 million; third and fourth quarter revenues were $227.4 million and $208.4 million, respectively.

Yields earned on assets declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield earned on earning assets in 2021 was 81 basis points, compared to 122 basis points in 2020, illustrating the impact to our yields due to the dramatic and rapid decline in rates triggered by Federal Reserve’s accommodative fiscal relief measures.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Advance — Interest income from advances declined by 58.6% in 2021, compared to 2020.

Advances average balances were $80.8 billion in 2021, compared to $109.1 billion in 2020. The market’s reaction to the pandemic increased advances from $100.7 billion at year end 2019 to $136.2 billion at March 31, 2020, and we ended 2020 with a $92.1 billion balance due to an abundance of member liquidity from government support actions. We ended the year of 2021 with par advances at $71.2 billion.

As compared to 2020, lower advances balances in 2021 resulted in an unfavorable impact of $253.4 million on interest income from advances, and lower market rates resulted in an unfavorable impact of $430.2 million, for a total decline year-over-year of $683.5 million in advances interest income. In summary, declining market interest rates negatively impacted yields earned from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Advances yielded 60 basis points in 2021, down from 107 basis points in 2020. Prepayment fee recorded in Interest income from advances was $21.5 million in 2021, down from $45.3 million in 2020.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from inventorying highly-liquid portfolios of investments to meet liquidity regulatory requirements. Interest income from overnight invested funds, specifically federal funds sold and repurchase agreements, declined due to lower invested balances and sharp declines in market yields in 2021 compared to 2020. Investments in federal funds and repurchase agreements yielded 8 basis points in aggregate in 2021, compared to 46 basis points in 2020. Interest income from fixed-rate U.S. Treasury securities was $96.9 million in 2021, down from $221.8 million in 2020 due to lower average invested balances; although yields declined to 129 basis points, compared to 166 basis points in 2020. The lower yields on the fixed-rate securities reflected lower yields on new acquisitions. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives.Securities are not acquired for speculative purpose.

The earnings impact due to changes in market values of the securities outstanding (unrealized gains and losses) and realized gains and losses on securities sold are recorded in Other income (below the margin) and are noted in Table 10.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income, and discussions thereto. Fixed-rate treasury securities are hedged under economic hedges utilizing swap contracts to synthetically convert fixed cash flows to variable cash flows. The interest settlements on the swaps and changes in the fair values of the swap contracts are recorded in Other income (below the margin); our accounting policies require us to record in Other income the cash flows and fair values on hedging that do not qualify under ASC 815 hedging (economic hedges).

Mortgage-backed-securities

Interest income from floating-rate MBS declined by 62.8% year-over-year in line with falling rates and declining inventory. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our inventory of LIBOR-indexed instruments. Until GSE-issued floating-rate SOFR-indexed MBS become widely traded, we will likely continue to see declining balances of variable-rate MBS.

Interest income from fixed-rate MBS decreased in 2021 relative to 2020 due to decrease in invested balances and decline in interest revenues due to lower aggregate yield, which was 253 basis points in 2021, down from 281 basis points in 2020. Our acquisitions of fixed-rate MBS have been constrained. The Federal Reserve purchases of Fannie and Freddie securities have driven down yields, so that target acquisitions would not always meet our risk/reward targets. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $10.9 billion in 2021, compared to $11.2 billion in 2020.

In 2021, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in fair values in the ASC 815 hedging recorded a net loss of $17.3 million in 2021, compared to a net loss of $8.6 million in 2020.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $71.4 million in 2021, compared to $92.0 million in 2020. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.6 billion, yielding 279 basis points in 2021, compared to 294 basis points in 2020. In the low interest rate environment, we are observing elevated levels of prepayments, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $12.3 million in 2021, compared to net amortization of $13.2 million in 2020. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Critical Accounting Policies and Estimates, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At December 31, 2021, mortgage loans under MAP were $156.7 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.7Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2021	2020	2019	2021	2020
Interest Expense
Consolidated obligations bonds
Fixed	$339,436	$467,820	$707,408	(27.44)%	(33.87)%
Floating	9,729	280,094	1,090,759	(96.53)	(74.32)
Consolidated obligations discount notes	75,283	428,864	1,291,576	(82.45)	(66.80)
Deposits	380	3,768	22,839	(89.92)	(83.50)
Mandatorily redeemable capital stock	109	235	379	(53.62)	(37.99)
Cash collateral held and other borrowings	44	128	895	(65.63)	(85.70)

Total interest expense	$424,981	$1,180,909	$3,113,856	(64.01)%	(62.08)%

Interest expense in 2021 was $425.0 million, a decline of 64.0% compared to 2020 (As noted elsewhere in this document, interest income declined by 50.1% compared to 2020).

The decline in interest expense was driven by lower market interest rates in 2021 as compared with 2020, and also by lower average balances of Consolidated obligations outstanding.

Rate-related decline in funding expense was $704.2 million, in line with the dramatic decline in rates in the bond markets; volume-related decline in funding expense was $51.7 million in 2021 compared to 2020. Costing yields paid on aggregate funding declined sharply in the periods after FOMC rate actions in March 2020. Aggregate yield paid on total funding in 2021 was 38 basis points, compared to 79 basis points in 2020.

We have made tactical changes to our liability mix when compared to 2020. In 2021, 49.4% of average earning assets were funded by fixed-rate CO bonds and 5.2% were funded by floating-rate CO bonds. In 2020, fixed-rate CO bonds funded 22.7% of earning assets and floating-rate CO bonds funded 23.6% of earning assets. The usage of CO discount notes has declined to 38.0% in 2021 from 47.3% in 2020.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 10.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

Allowance for Credit Losses — 2021, 2020 and 2019

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) and became effective for the Bank as of January 1, 2020. Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $2.1 million at December 31, 2021, $7.1 million at December 31, 2020 and $0.7 million at December 31, 2019. Allowance for credit losses recorded on investments was $0.3 million at December 31, 2021 and $1.0 million at December 31, 2020. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2021, 2020 and 2019

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 10.8Other Income (Loss)

	Years ended December 31,
	2021	2020	2019
Other income (loss):
Service fees and other (a)	$17,304	$17,924	$18,224
Instruments held under the fair value option gains (losses) (b)	22,471	123	(4,146)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	—	—	(640)
Derivative gains (losses) (c)	4,424	(151,709)	(40,720)
Trading securities gains (losses) (d)	(101,423)	72,826	51,327
Equity investments gains (losses) (e)	9,769	9,792	9,843
Litigation settlement	33	225	—
Total other income (loss)	$(47,422)	$(50,819)	$33,888
(a)	Service fees and other, net — Service fees are from providing corresponding banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $17.6 million in 2021 compared to $19.0 million in 2020 and $17.9 million in 2019. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)	FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and discount notes elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-K.
(c)	See Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 10.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
(e)	Fair value gains (losses) on Equity investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.9Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Years ended December 31,
	2021	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$(101,423)	$34,527	$49,402
Net realized gains (losses) on trading securities sold/matured during the period	—	38,299	1,925
Net gains (losses) on trading securities	$(101,423)	$72,826	$51,327

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Notional amounts of securities were lower in the current year period, $5.9 billion at December 31, 2021, compared to $11.6 billion at December 31, 2020.

Other income (loss) — Derivatives and Hedging Activities — 2021, 2020 and 2019

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 10.10Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$85,283	$(64,012)	$(29,688)
Caps or floors	93	(6)	(599)
Mortgage delivery commitments	(424)	1,693	709
Swaps economically hedging instruments designated under FVO (b)	(19,541)	3,945	1,359
Accrued interest on derivatives in economic hedging relationships (c)	(61,013)	(93,691)	(12,501)
Net gains (losses) related to derivatives not designated as hedging instruments	$4,398	$(152,071)	$(40,720)
Price alignment interest paid on variation margin	26	362	—
Net gains (losses) on derivatives and hedging activities	$4,424	$(151,709)	$(40,720)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $98.7 million in 2021, compared to fair value losses of $80.7 million and $33.2 million in 2020 and 2019, respectively. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)	Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2021, 2020 and 2019

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.11Operating Expenses, and Compensation and Benefits

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2021	Total	2020	Total	2019	of Total
Operating Expenses (a)
Occupancy	$8,760	12.53%	$9,510	13.62%	$8,305	13.23%
Depreciation and leasehold amortization	13,117	18.76	10,669	15.29	8,773	13.97
All others (b)	48,036	68.71	49,627	71.09	45,704	72.80
Total Operating Expenses	$69,913	100.00%	$69,806	100.00%	$62,782	100.00%
Total Compensation and Benefits	$96,100		$100,200		$88,192
Finance Agency and Office of Finance (c)	$21,979		$19,392		$16,752
Other expenses (d)	$15,676		$17,453		$8,254
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included $6.0 million in 2021, compared to $8.0 million in 2020, that were disbursed to assist small businesses impacted by the COVID-19 pandemic; also included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2021, 2020 and 2019

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1Affordable Housing Program Liabilities

	Years ended December 31,
	2021	2020	2019
Beginning balance	$148,827	$153,894	$161,718
Additions from current period's assessments	29,514	49,180	52,552
Net disbursements for grants and programs	(40,703)	(54,247)	(60,376)
Ending balance	$137,638	$148,827	$153,894

AHP assessments allocated from net income totaled $29.5 million in 2021, compared to $49.2 million and $52.6 million in 2020 and 2019, respectively. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2020 based on an anticipated market condition for 2021. Management believes that the reported metrics below (except for income simulation) in the near term are limited because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of December 31, 2021 for completeness and comparative purposes. The Bank has updated income simulation modeling and implemented scenario changes to take account of the existing low rate environment and potential for negative rates in 2021. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +3.0 years to -5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -25 percent change under the -50bps shock compared to the rates in the unchanged case. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allows for negative rates. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2021	(1.58)	1.94	(1.50)	0.09
September 30, 2021	(1.33)	1.84	(0.70)	0.34
June 30, 2021	(1.69)	1.36	(0.91)	(0.22)
March 31, 2021	(0.72)	0.10	(0.57)	0.06
December 31, 2020	(0.47)	1.12	0.31	0.24

The DOE has remained within policy limits. The -100/200bps scenarios impose a near zero rate condition and produced results that Bank management does not consider meaningful given the current low-rate market environment.

Duration indicates any cumulative re-pricing/maturity imbalance in the portfolio’s financial assets and liabilities. Duration of Equity (DOE) is the Market Value of Equity’s (MVE) sensitivity to a change in the level of interest rates expressed in years. MVE is calculated as market value of assets minus market value of liabilities. A positive DOE indicates a decrease to MVE if interest rates go higher, a negative DOE indicates a decrease to MVE if interest rates go lower. We measure DOE using software that generates a full revaluation incorporating optionality within our portfolio using well-known and tested financial pricing theoretical models. The DOE calculation also incorporates non-interest-bearing financial assets and liabilities.

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

One Year
Re-pricing Gap
December 31, 2021	$4.563 Billion
September 30, 2021	$4.812 Billion
June 30, 2021	$5.128 Billion
March 31, 2021	$5.572 Billion
December 31, 2020	$5.792 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the base case and subjected to a -15 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -25 percent change under the -50bps shock compared to the rates in the unchanged case. The Bank has updated its 2021 modelling framework to account for the existing low-rate environment and potential negative rates. Having modeled for negative rates, the Bank no longer conducts a -100bps rate shock as it produces a hypothetical scenario with limited application. Prior to 2021, there had been a near zero floor assumption provided in the table below:

:

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
December 31, 2021	N/A	N/A	10.07%
September 30, 2021	N/A	N/A	5.39%
June 30, 2021	N/A	N/A	14.80%
March 31, 2021	N/A	N/A	7.32%
December 31, 2020	N/A	(5.52)%	7.65%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of December 31, 2021 for completeness and comparative purposes. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
December 31, 2021	1.48%	(1.49)%	1.19%
September 30, 2021	0.34%	(1.04)%	0.75%
June 30, 2021	0.15%	(0.99)%	1.88%
March 31, 2021	(1.57)%	(0.85)%	0.79%
December 31, 2020	0.78%	0.21%	1.00%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2021 and December 31, 2020 (in millions):

	Interest Rate Sensitivity
	December 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,525	$192	$518	$351	$1,042
MBS investments	3,283	602	1,609	2,107	6,977
Swaps hedging MBS	2,859	—	—	(50)	(2,809)
Adjustable-rate loans and advances	7,470	—	—	—	—
Net investments, adjustable rate loans and advances	24,137	794	2,127	2,408	5,210

Liquidity trading portfolio	1,154	1,358	1,499	—	1,824
Swaps hedging investments	4,696	(1,350)	(1,500)	—	(1,846)
Net liquidity trading portfolio	5,850	8	(1)	—	(22)

Fixed-rate loans and advances	30,222	3,126	13,850	6,001	10,546
Swaps hedging fixed-rate advances	31,323	(2,732)	(12,333)	(5,733)	(10,525)
Net fixed-rate loans and advances	61,545	394	1,517	268	21
Total interest-earning assets	$91,532	$1,196	$3,643	$2,676	$5,209

Interest-bearing liabilities:
Deposits	$1,283	$—	$—	$—	$—

Discount notes	39,887	2,310	—	—	—
Swaps hedging discount notes	702	(2,310)	90	550	968
Net discount notes	40,589	—	90	550	968

Consolidated Obligation Bonds
FHLBank bonds	16,390	5,115	12,364	13,978	6,926
Swaps hedging bonds	28,360	(3,572)	(9,179)	(12,287)	(3,322)
Net FHLBank bonds	44,750	1,543	3,185	1,691	3,604
Total interest-bearing liabilities	$86,622	$1,543	$3,275	$2,241	$4,572
Post hedge gaps (a):
Periodic gap	$4,910	$(347)	$368	$435	$637
Cumulative gaps	$4,910	$4,563	$4,931	$5,366	$6,003

	Interest Rate Sensitivity
	December 31, 2020
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,119	$447	$733	$309	$905
MBS investments	4,854	608	1,749	1,670	6,068
Swaps hedging MBS	1,134	—	—	—	(1,134)
Adjustable-rate loans and advances	17,054	—	—	—	—
Net investments, adjustable rate loans and advances	38,161	1,055	2,482	1,979	5,839

Liquidity trading portfolio	6,538	3,464	1,653	—	—
Swaps hedging investments	5,105	(3,450)	(1,655)	—	—
Net liquidity trading portfolio	11,643	14	(2)	—	—

Fixed-rate loans and advances	36,333	4,537	13,634	8,019	11,163
Swaps hedging fixed-rate advances	34,252	(4,140)	(11,505)	(7,477)	(11,130)
Net fixed-rate loans and advances	70,585	397	2,129	542	33
Total interest-earning assets	$120,389	$1,466	$4,609	$2,521	$5,872

Interest-bearing liabilities:
Deposits	$1,683	$—	$—	$—	$—

Discount notes	57,656	—	—	—	—
Swaps hedging discount notes	(1,806)	113	85	241	1,367
Net discount notes	55,850	113	85	241	1,367

Consolidated Obligation Bonds
FHLBank bonds	37,400	11,964	12,361	2,265	5,212
Swaps hedging bonds	19,719	(10,666)	(7,775)	(603)	(675)
Net FHLBank bonds	57,119	1,298	4,586	1,662	4,537
Total interest-bearing liabilities	$114,652	$1,411	$4,671	$1,903	$5,904
Post hedge gaps (a):
Periodic gap	$5,737	$55	$(62)	$618	$(32)
Cumulative gaps	$5,737	$5,792	$5,730	$6,348	$6,316
(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 8.	Financial Statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2021, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 17 and 18 to the financial statements, the Company uses derivatives to manage its interest rate exposure. The total notional amount of derivatives as of December 31, 2021 was $95 billion, of which 81% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $298 million and $37 million, respectively. The fair values of interest-rate derivatives and hedged items are primarily estimated using a discounted cash-flow model. The discounted cash-flow model uses market observable inputs such as interest rate curves, volatility, and, if applicable, prepayment assumptions.

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

March 22, 2022

We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition – (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks (Note 3)	$21,653	$1,896,155
Interest-bearing deposits (Note 4)	675,000	685,000
Securities purchased under agreements to resell (Note 4)	1,200,000	4,650,000
Federal funds sold (Note 4)	7,230,000	6,280,000
Trading securities (Note 5) (Includes $367,110 pledged as collateral at December 31, 2021 and $630,372 at December 31, 2020)	5,821,380	11,742,965
Equity Investments (Note 6)	96,124	80,369
Available-for-sale securities, net of unrealized gains (losses) of $125,170 at December 31, 2021 and $280,626 at December 31, 2020 (Note 7)	6,547,421	3,435,945
Held-to-maturity securities, net of allowance for credit losses of $340 at December 31, 2021 and $980 at December 31, 2020 (Note 8) (Includes $2,453 pledged as collateral at December 31, 2021 and $2,680 at December 31, 2020)	9,328,665	12,873,646
Advances (Note 9) (Includes $0 at December 31, 2021 and December 31, 2020 at fair value under the fair value option)	71,536,402	92,067,104
Mortgage loans held-for-portfolio, net of allowance for credit losses of $2,135 at December 31, 2021 and $7,073 at December 31, 2020 (Note 10)	2,319,864	2,899,712
Accrued interest receivable	123,258	189,454
Premises, software, and equipment	83,815	77,628
Operating lease right-of-use assets (Note 19)	65,624	70,733
Derivative assets (Note 17)	297,504	36,669
Other assets	11,632	11,003

Total assets	$105,358,342	$136,996,383

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,283,072	$1,677,526
Non-interest-bearing demand	38,166	70,437
Term	—	5,000
Total deposits	1,321,238	1,752,963

Consolidated obligations, net (Note 12)
Bonds (Includes $7,386,074 at December 31, 2021 and $16,580,464 at December 31, 2020 at fair value under the fair value option)	54,829,401	69,716,298
Discount notes (Includes $0 at December 31, 2021 and $7,133,755 at December 31, 2020 at fair value under the fair value option)	42,197,259	57,658,838

Total consolidated obligations	97,026,660	127,375,136

Mandatorily redeemable capital stock (Note 14)	1,959	2,991

Accrued interest payable	126,990	117,982
Affordable Housing Program (Note 13)	137,638	148,827
Derivative liabilities (Note 17)	36,512	70,760
Other liabilities	182,466	186,550
Operating lease liabilities (Note 19)	79,026	84,475

Total liabilities	98,912,489	129,739,684

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
45,008 at December 31, 2021 and 53,669 at December 31, 2020	4,500,785	5,366,830
Retained earnings
Unrestricted	1,103,585	1,135,341
Restricted (Note 14)	827,380	774,275
Total retained earnings	1,930,965	1,909,616
Total accumulated other comprehensive income (loss)	14,103	(19,747)

Total capital	6,445,853	7,256,699

Total liabilities and capital	$105,358,342	$136,996,383

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income – (In Thousands, Except Per Share Data)

Years Ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
Interest income
Advances, net (Note 9)	$483,216	$1,166,745	$2,526,662
Interest-bearing deposits (Note 4)	1,202	3,615	4,561
Securities purchased under agreements to resell (Note 4)	487	28,573	178,565
Federal funds sold (Note 4)	9,249	34,791	228,388
Trading securities (Note 5)	96,911	221,780	215,583
Available-for-sale securities (Note 7)	69,879	61,580	68,053
Held-to-maturity securities (Note 8)	233,199	324,784	457,746
Mortgage loans held-for-portfolio (Note 10)	71,434	91,964	101,223
Loans to other FHLBanks (Note 20)	1	33	165

Total interest income	965,578	1,933,865	3,780,946

Interest expense
Consolidated obligation bonds (Note 12)	349,165	747,914	1,798,167
Consolidated obligation discount notes (Note 12)	75,283	428,864	1,291,576
Deposits (Note 11)	380	3,768	22,839
Mandatorily redeemable capital stock (Note 14)	109	235	379
Cash collateral held and other borrowings	44	128	895

Total interest expense	424,981	1,180,909	3,113,856

Net interest income before provision for credit losses	540,597	752,956	667,090

Provision (Reversal) for credit losses	(5,528)	3,721	(142)

Net interest income after provision for credit losses	546,125	749,235	667,232

Other income (loss)
Service fees and other	17,304	17,924	18,224
Instruments held under the fair value option gains (losses) (Note 18)	22,471	123	(4,146)
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	—	—	(640)
Derivative gains (losses) (Note 17)	4,424	(151,709)	(40,720)
Trading securities gains (losses) (Note 5)	(101,423)	72,826	51,327
Equity investments gains (losses) (Note 6)	9,769	9,792	9,843
Litigation settlement	33	225	—

Total other income (loss)	(47,422)	(50,819)	33,888

Other expenses
Operating	69,913	69,806	62,782
Compensation and benefits	96,100	100,200	88,192
Finance Agency and Office of Finance	21,979	19,392	16,752
Other expenses	15,676	17,453	8,254
Total other expenses	203,668	206,851	175,980

Income before assessments	295,035	491,565	525,140

Affordable Housing Program Assessments (Note 13)	29,514	49,180	52,552

Net income	$265,521	$442,385	$472,588

Basic earnings per share (Note 15)	$5.42	$7.22	$8.52

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income – (In Thousands)

Years Ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
Net Income	$265,521	$442,385	$472,588
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(155,456)	182,758	93,834
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—
Reclassification of non-credit portion included in net income	—	—	640
Accretion of non-credit portion	4,002	1,983	2,850
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	4,002	1,983	3,490
Net change due to hedging activities
Cash flow hedges (a)	105,705	(112,688)	(111,275)
Fair value hedges (b)	74,719	(32,459)	(11,593)
Total net change due to hedging activities	180,424	(145,147)	(122,868)
Net change in pension and postretirement benefits	4,880	(11,536)	(9,002)
Total other comprehensive income (loss)	33,850	28,058	(34,546)
Total comprehensive income (loss)	$299,371	$470,443	$438,042
(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital – (In Thousands, Except Per Share Data)

Years Ended December 31, 2021, 2020 and 2019

						Accumulated
	Capital Stock(a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2018	60,658	$6,065,799	$1,102,801	$591,281	$1,694,082	$(13,259)	$7,746,622

Proceeds from issuance of capital stock	82,801	8,280,054	—	—	—	—	8,280,054
Repurchase/redemption of capital stock	(85,630)	(8,563,003)	—	—	—	—	(8,563,003)
Shares reclassified to mandatorily redeemable capital stock	(42)	(4,184)	—	—	—	—	(4,184)
Cash dividends ( $6.49 per share) on capital stock	—	—	(365,636)	—	(365,636)	—	(365,636)
Comprehensive income (loss)	—	—	378,071	94,517	472,588	(34,546)	438,042

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Cumulative effect adjustment (b)	—	—	(3,773)	—	(3,773)	—	(3,773)
Recovery of prior capital distribution (c)	—	—	18,204	—	18,204	—	18,204
Proceeds from issuance of capital stock	56,408	5,640,764	—	—	—	—	5,640,764
Repurchase/redemption of capital stock	(60,499)	(6,049,857)	—	—	—	—	(6,049,857)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	—	—	—	—	(2,743)
Cash dividends ( $5.74 per share) on capital stock	—	—	(348,234)	—	(348,234)	—	(348,234)
Comprehensive income (loss)	—	—	353,908	88,477	442,385	28,058	470,443

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	26,473	2,647,373	—	—	—	—	2,647,373
Repurchase/redemption of capital stock	(35,133)	(3,513,333)	—	—	—	—	(3,513,333)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($ 4.69 per share ) on capital stock	—	—	(244,172)	—	(244,172)	—	(244,172)
Comprehensive income (loss )	—	—	212,416	53,105	265,521	33,850	299,371
Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Adjustments include a charge to retained earnings of $3.8 million at the adoption of ASU 2016-13 on January 1, 2020.
(c)	In June 2020, we recorded an increase to retained earnings of $18.2 million, which represented the FHLBNY’s share of cash distribution received when Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
Operating activities

Net Income	$265,521	$442,385	$472,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	10,871	(238,735)	(88,742)
Concessions on consolidated obligations	3,217	4,399	3,223
Premises, software, and equipment	13,117	10,669	8,773
Provision (Reversal) for credit losses	(5,528)	3,721	(142)
Credit impairment losses on held-to-maturity securities	—	—	640
Change in net fair value adjustments on derivatives and hedging activities (b)	552,833	(488,369)	(249,537)
Net realized and unrealized (gains) losses on trading securities	101,423	(72,826)	(51,327)
Change in fair value on Equity Investments	(4,480)	(6,481)	(7,866)
Change in fair value adjustments on financial instruments held at fair value	(22,471)	(123)	4,146
Net change in:
Accrued interest receivable	66,090	123,351	(38,012)
Derivative assets due to accrued interest	12,618	247,471	(223)
Derivative liabilities due to accrued interest	(89,042)	(99,649)	12,436
Other assets	(326)	(2,228)	(883)
Affordable Housing Program liability	(11,189)	(5,067)	(7,824)
Accrued interest payable	9,008	(38,907)	(66,681)
Other liabilities	(1,954)	23,225	24,057
Total adjustments	634,187	(539,549)	(457,962)
Net cash provided by (used in) operating activities	$899,708	$(97,164)	$14,626
Investing activities
Net change in:
Interest-bearing deposits	$(15,006)	$(1,104,928)	$(278,148)
Securities purchased under agreements to resell	3,450,000	10,335,000	(10,890,000)
Federal funds sold	(950,000)	2,360,000	(1,000,000)
Deposits with other FHLBanks	35	(6)	46
Premises, software, and equipment	(19,305)	(24,870)	(20,627)
Trading securities:
Purchased	(4,180,599)	(3,833,164)	(13,258,945)
Repayments	9,982,153	3,150,747	2,489,363
Proceeds from sales	—	4,292,913	1,199,179
Equity Investments:
Purchased	(14,489)	(16,379)	(6,055)
Proceeds from sales	3,215	2,538	2,054
Available-for-sale securities:
Purchased	(2,081,108)	(674,519)	(621,869)
Repayments	179,877	67,924	76,499
Held-to-maturity securities:
Long-term securities
Purchased	(194,332)	(301,052)	(2,382,169)
Repayments	2,353,525	2,647,288	3,015,579
Advances:
Principal collected	398,546,416	538,451,834	1,125,987,329
Made	(379,020,424)	(528,796,915)	(1,120,949,550)
Mortgage loans held-for-portfolio:
Principal collected	775,465	785,100	313,813
Purchased	(204,368)	(529,956)	(566,416)
Proceeds from sales of REO	102	712	2,666
Net change in loans to other FHLBanks	—	—	250,000
Net cash provided by (used in) investing activities	$28,611,157	$26,812,267	$(16,637,251)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019
Financing activities
Net change in:
Deposits and other borrowings	$(536,520)	$627,679	$62,195
Partial recovery of prior capital distribution to Financing Corporation	—	18,204	—
Derivative contracts with financing element	(3,256)	(5,948)	(16,542)
Consolidated obligation bonds:
Proceeds from issuance	49,960,540	69,673,063	99,473,389
Payments for maturing and early retirement	(64,461,946)	(79,761,238)	(105,040,533)
Payments on bonds (transferred to) or assumed from other FHLBanks(c)	173,984	1,005,990	—
Consolidated obligation discount notes:
Proceeds from issuance	693,791,158	952,058,230	1,272,192,911
Payments for maturing	(709,198,078)	(968,275,961)	(1,248,877,475)
Capital stock:
Proceeds from issuance of capital stock	2,647,373	5,640,764	8,280,054
Payments for repurchase/redemption of capital stock	(3,513,333)	(6,049,857)	(8,563,003)
Redemption of mandatorily redeemable capital stock	(1,117)	(4,881)	(4,900)
Cash dividends paid (d)	(244,172)	(348,234)	(365,636)
Net cash provided by (used in) financing activities	$(31,385,367)	$(25,422,189)	$17,140,460
Net increase (decrease) in cash and due from banks	(1,874,502)	1,292,914	517,835
Cash and due from banks at beginning of the period(e)	1,896,155	603,241	85,406
Cash and due from banks at end of the period(e)	$21,653	$1,896,155	$603,241

Supplemental disclosures:
Interest paid	$574,198	$964,205	$1,905,145
Interest paid for Discount Notes (f)	$66,056	$482,595	$1,268,051
Affordable Housing Program payments(g)	$40,703	$54,247	$60,376
Transfers of mortgage loans to real estate owned	$315	$135	$773
Net amount of impairment losses reclassified to (from) Accumulated other comprehensive income (loss)	$—	$—	$(640)
Capital stock subject to mandatory redemption reclassified from equity	$85	$2,743	$4,184
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$1,376,212	$—	$1,597,207
AFS HFA bonds were tendered and re-issued from Libor to SOFR index (i)	$686,340	$—	$—

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the twelve months ended December 31, 2020, compared to the same period of 2021 in parallel with greater usage of discount notes in the twelve months ended December 31, 2020. As a result, the impact on operating cash flows was also larger in the twelve months ended December 31, 2020.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the twelve months ended December 31, 2021, derivatives and hedging activities provided $552.8 million in cash flows; in the twelve months ended December 31, 2020 and December 31, 2019, derivatives and hedging activities used $488.4 million and $249.5 million in cash flows.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to- maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million. As of January 1, 2019, the FHLBNY elected (as permitted under ASU 2017-12) and transferred $1.6 billion (amortized cost basis) of fixed-rate MBS from HTM classification to AFS classification.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the Libor to SOFR-OIS index.

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

In determining fair value, the FHLBNY uses various valuation methods, including both the market and income approaches.

●	Market approach — This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Income approach — This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts. The present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.
●	Cost approach — This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2021 and 2020, see financial statements, Note 18. Fair Values of Financial Instruments.

Derivatives and Hedging Activities

The FHLBNY hedges the risk of changes in benchmark interest rates under the provisions of ASC 815. In years prior to 2021, the benchmark rate has been primarily LIBOR; LIBOR rates are derived from an average of submissions by panel banks. The underlying market that LIBOR seeks to reflect has become increasingly less active. A significant number of the FHLBNY derivatives are indexed to LIBOR. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. The United Kingdom's Financial Conduct Authority (FCA), which oversees LIBOR, has announced that the FCA would no longer persuade or compel member panel banks to make LIBOR quote submissions for U.S. dollar LIBOR setting of 1-month and 3-month, two key LIBOR settings, so that submissions will permanently cease after June 30, 2023.

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we have begun to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR- OIS and have successfully made the transition to SOFR-OIS for a significant number of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR.

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

The FHLBNY reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting, or when an agreement is not available as with OTC cleared derivatives, enforceability is based on a legal analysis or legal opinion. Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts. The Bank records cash collateral received and posted in the Statements of Condition as an adjustment to Derivative assets and liabilities in the following manner - Cash collateral posted by the FHLBNY is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets. Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets. Variation margin exchanged with Derivative Clearing Organizations on cleared derivatives is treated as a settlement of the derivative itself, a reduction of the fair value of the derivative, and not as collateral.

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

In the twelve months ended December 31, 2021, the FHLBNY executed interest rate hedges employing strategies under the new guidance for “partial-term hedges” and “benchmark rate component hedging”. The two strategies are among several hedging strategies permitted under the recently adopted ASU 2017-12.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Equity Securities — The FHLBNY measures its equity investments at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. The FHLBNY’s equity investments comprise of mutual fund assets in grantor trust owned by the FHLBNY. The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded retirement plans.

Federal Funds Sold. Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.

Securities Purchased under Agreements to Resell. As part of the FHLBNY’s banking activities with counterparties, the FHLBNY may enter into secured financing transactions that mature overnight and can be extended only at the discretion of the FHLBNY. These transactions involve the lending of cash, against which securities are taken as collateral. The FHLBNY does not have the right to repledge the securities received. Securities purchased under agreements to resell generally do not constitute a transfer of the underlying securities. The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities. Interest from such securities is included in Interest income. The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

Mortgage Loans Held-for-Portfolio

Mortgage Partnership Finance program loans, or (MPF), are mortgage loans held-for-portfolio. The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members (Participating Financial Institutions or PFIs).

Federal Home Loan Bank of New York

Notes to Financial Statements

We introduced a new mortgage purchase program, Mortgage Asset Program or (MAP) in 2020. Amount outstanding was $161.6 million at December 31, 2021 and $0.3 million at December 31, 2020. We rolled out the new program fully and ceased to purchase loans in the MPF program in late March 2021. The new program, MAP, was created based on feedback from members and is expected to better serve the needs of our district. Legacy MPF loans will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider. In the MAP program, we will purchase investment grade, conventional one-to-four family or government-insured loans from participating members. Due to the unique credit enhancement structure and MAP program requirements of acquiring loans with strong credit quality indicators, we expect loan performance to remain within its credit quality indicators. To capitalize this activity, member sellers will also be required to purchase stock, as mandated by the FHLBNY’s capital plan, equal to 4.5% of the outstanding principal balance of the MAP assets sold by the member to the FHLBNY. At this point, we cannot forecast with certainty the volume of loans or the income from this program. Currently, the new program does not have a significant impact on our earnings, cash flows or our operations. MAP will help fulfill our mission by providing an off-balance sheet option of providing liquidity in all operating environments. Because of the immateriality of loans acquired, certain disclosures are omitted at December 31, 2021.

The remaining disclosures pertain to mortgage loans under the MPF program.

Credit Enhancement Obligations and Loss Layers. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (FLA) for which the maximum exposure is estimated to be $44.2 million at December 31, 2021 and $43.9 million at December 31, 2020. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY. For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY. For most MPF products, the credit enhancement fee is accrued and paid monthly after the FHLBNY has accrued 12 months of credit enhancement fees. For loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk. Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk. The credit enhancement becomes an obligation of the PFI.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs. Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status. The cumulative amounts of cash received and recorded as a liability was $1.7 million at December 31, 2021 and $1.9 million at December 31, 2020. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90 days plus delinquent) on loans impacted by forbearance and deferral programs due to COVID-19.

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

Mandatorily redeemable capital stock at December 31, 2021 and 2020 represented capital stocks held by former members.

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

Note 2.          Financial Accounting Standards Board (FASB) Standards Issued.

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the second quarter of 2021, we reclassified $1.4 billion of LIBOR-indexed securities from held-to-maturity to available-for-sale as a one-time election. The Bank is in the process of converting longer dated LIBOR-indexed swaps to SOFR and working with our counterparties.

Note 3.         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at December 31, 2021 and December 31, 2020. There were no restricted cash balances at December 31, 2021 and December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $30.4 million at December 31, 2021 and $32.4 million at December 31, 2020. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.7 billion at December 31, 2021 and December 31, 2020. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at December 31, 2021 and December 31, 2020. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $7.2 billion at December 31, 2021 and $6.3 billion at December 31, 2020 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at December 31, 2021 and December 31, 2020. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell —The outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $1.2 billion at December 31, 2021 and $4.7 billion at December 31, 2020. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables for Securities purchased under agreements to resell were $1.7 thousand at December 31, 2021 and $10.0 thousand at December 31, 2020. No allowance for credit losses was recorded for accrued interest receivables of Securities purchased under agreements to resell as interest due was collected.

U.S. Treasury securities at market values of $1.2 billion at December 31, 2021 and $4.7 billion at December 31, 2020 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $0.6 billion for the twelve months ended December 31, 2021 and $4.4 billion for the same period in 2020. Interest income from securities purchased under agreements to resell was $0.5 million for 2021, $28.6 million for 2020 and $178.6 million for 2019. No overnight investments had been executed bilaterally with counterparties at December 31, 2021 and December 31, 2020. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at December 31, 2021 and December 31, 2020.

Note 5.         Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at December 31, 2021 and December 31, 2020 (in thousands):

Fair value	December 31, 2021	December 31, 2020
Corporate notes	$—	$2,164
U.S. Treasury notes	5,821,380	11,240,915
U.S. Treasury bills	—	499,886
Total trading securities	$5,821,380	$11,742,965

The carrying values of trading securities included net unrealized fair value loss of $13.8 million at December 31, 2021 and gain of $87.6 million at December 31, 2020. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $367.1 million at December 31, 2021 and $630.4 million at December 31, 2020 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2021
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
Corporate notes	$—	$—	$—	$—
U.S. Treasury notes	2,516,659	1,491,893	1,812,828	5,821,380
U.S. Treasury bills	—	—	—	—
Total trading securities	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Yield on trading securities	1.27%	1.32%	1.32%

	December 31, 2020
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
Corporate notes	$—	$2,164	$—	$2,164
U.S. Treasury notes	9,563,920	1,676,995	—	11,240,915
U.S. Treasury bills	499,886	—	—	499,886
Total trading securities	$10,063,806	$1,679,159	$—	$11,742,965
Yield on trading securities	1.66%	1.79%	—%

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 6.         Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$3,261	$—	$—	$3,261
Equity funds	41,228	21,342	(2,425)	60,145
Fixed income funds	32,703	415	(400)	32,718
Total Equity Investments (a)	$77,192	$21,757	$(2,825)	$96,124

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,164	$—	$—	$4,164
Equity funds	36,833	15,325	(1,909)	50,249
Fixed income funds	24,920	1,146	(110)	25,956
Total Equity Investments (a)	$65,917	$16,471	$(2,019)	$80,369
(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2021	2020
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$4,480	$6,481
Net gains (losses) recognized during the period on equity investments sold during the period	1,434	519
Net dividend and other	3,855	2,792
Net gains (losses) recognized during the period	$9,769	$9,792

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.         Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at December 31, 2021 and December 31, 2020, respectively.

The following tables provide major security types (in thousands):

	December 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$167		$(50)		$998,637
Mortgage-backed securities
Floating
CMO	575,441	8,982		—		584,423
PASS THRU	4,896	215		—		5,111
Total Floating	580,337	9,197		—		589,534
Fixed
CMBS	4,843,394	171,731		(55,875)		4,959,250
Total Fixed	4,843,394	171,731		(55,875)		4,959,250
MBS AFS Before Hedging Adjustments	5,423,731	180,928	(a)	(55,875)	(a)	5,548,784
Hedging Basis Adjustments in AOCI	(30,667)	30,667	(b)	—		—
Total Available-for-sale securities (MBS)	5,393,064	211,595		(55,875)		5,548,784
Total Available-for-sale securities	$6,391,584	$211,762		$(55,925)		$6,547,421

	December 31, 2020
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
Mortgage-backed securities
Floating
CMO	$277,372	$3,960		$—		$281,332
Total Floating	277,372	3,960		—		281,332
Fixed
CMBS	2,877,947	282,913		(6,247)		3,154,613
Total Fixed	2,877,947	282,913		(6,247)		3,154,613
AFS Before Hedging Adjustments	3,155,319	286,873	(a)	(6,247)	(a)	3,435,945
Hedging Basis Adjustments in AOCI	44,052	(44,052)	(b)	—		—
Total Available-for-sale securities	$3,199,371	$242,821		$(6,247)		$3,435,945
(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at December 31, 2021 recorded $30.7 million of hedge basis losses; at December 31, 2020, hedge basis gains of $44.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2021 and December 31, 2020, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2021.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and
State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
State and local housing finance agency obligations	—	—	21,130	(50)	21,130	(50)
Total Temporarily Impaired	$1,476,219	$(23,442)	$662,398	$(32,483)	$2,138,617	$(55,925)

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Freddie Mac-CMBS	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)
Total Temporarily Impaired	$526,365	$(6,247)	$—	$—	$526,365	$(6,247)

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$21,180	$21,130	$—	$—
Due after ten years	977,340	977,507	—	—
State and local housing finance agency obligations	$998,520	$998,637	$—	$—

Mortgage-backed securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	875,385	917,150	332,752	364,081
Due after five year through ten years	3,591,533	3,696,985	2,550,443	2,750,824
Due after ten years	926,146	934,649	316,176	321,040
Mortgage-backed securities	$5,393,064	$5,548,784	$3,199,371	$3,435,945

Total Available-for-Sale securities	$6,391,584	$6,547,421	$3,199,371	$3,435,945

(a)    The carrying value of AFS securities equals fair value.

(b)    Amortized cost is UPB after adjusting for net unamortized premiums of $79.9 million and $41.1 million at December 31, 2021 and December 31, 2020, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed Securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO - LIBOR	$575,441	$584,423	$277,372	$281,332
PASS THRU	4,896	5,111	—	—
Total Floating	580,337	589,534	277,372	281,332
Fixed
CMBS - LIBOR	4,812,727	4,959,250	2,921,999	3,154,613
Total Fixed	4,812,727	4,959,250	2,921,999	3,154,613
Total Mortgage-backed securities	5,393,064	5,548,784	3,199,371	3,435,945
State and local housing finance agency obligations
Floating	998,520	998,637	—	—
Total Available-for-Sale securities	$6,391,584	$6,547,421	$3,199,371	$3,435,945

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.         Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$33,128	$—	$—	$33,128	$4,086	$—	$37,214
Freddie Mac	5,478	—	—	5,478	712	—	6,190
Total pools of mortgages	38,606	—	—	38,606	4,798	—	43,404

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	300,442	—	—	300,442	2,338	(144)	302,636
Freddie Mac	322,186	—	—	322,186	3,066	(22)	325,230
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	622,628	—	—	622,628	5,404	(166)	627,866

Commercial Mortgage-Backed Securities(b)
Fannie Mae	1,301,041	—	—	1,301,041	22,166	(159)	1,323,048
Freddie Mac	7,117,953	—	—	7,117,953	339,409	(6,461)	7,450,901
Total commercial mortgage-backed securities	8,418,994	—	—	8,418,994	361,575	(6,620)	8,773,949

Non-GSE MBS(c)
CMOs/REMICs	2,978	(226)	(261)	2,491	35	(51)	2,475

Asset-Backed Securities(c)
Manufactured housing (insured)	18,484	—	—	18,484	498	—	18,982
Home equity loans (insured)	32,519	—	(374)	32,145	6,187	—	38,332
Home equity loans (uninsured)	11,382	—	(951)	10,431	1,286	(84)	11,633
Total asset-backed securities	62,385	—	(1,325)	61,060	7,971	(84)	68,947

Total MBS	9,145,591	(226)	(1,586)	9,143,779	379,783	(6,921)	9,516,641

Other
State and local housing finance agency obligations	185,000	(114)	—	184,886	16	(17,269)	167,633

Total Held-to-maturity securities	$9,330,591	$(340)	$(1,586)	$9,328,665	$379,799	$(24,190)	$9,684,274

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2020
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$47,558	$—	$—	$47,558	$6,626	$—	$54,184
Freddie Mac	9,813	—	—	9,813	1,305	—	11,118
Total pools of mortgages	57,371	—	—	57,371	7,931	—	65,302

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	942,268	—	—	942,268	9,204	(830)	950,642
Freddie Mac	604,713	—	—	604,713	5,709	(385)	610,037
Ginnie Mae	6,458	—	—	6,458	108	—	6,566
Total CMOs/REMICs	1,553,439	—	—	1,553,439	15,021	(1,215)	1,567,245

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,570,197	—	—	1,570,197	53,905	(1,428)	1,622,674
Freddie Mac	8,503,433	—	—	8,503,433	591,514	(5,142)	9,089,805
Total commercial mortgage-backed securities	10,073,630	—	—	10,073,630	645,419	(6,570)	10,712,479

Non-GSE MBS (c)
CMOs/REMICs	3,824	(257)	(294)	3,273	146	(71)	3,348

Asset-Backed Securities (c)
Manufactured housing (insured)	23,763	—	—	23,763	768	—	24,531
Home equity loans (insured)	52,262	—	(3,308)	48,954	13,340	(52)	62,242
Home equity loans (uninsured)	17,450	—	(1,986)	15,464	2,588	(284)	17,768
Total asset-backed securities	93,475	—	(5,294)	88,181	16,696	(336)	104,541

Total MBS	11,781,739	(257)	(5,588)	11,775,894	685,213	(8,192)	12,452,915

Other
State and local housing finance agency obligations (e)	1,097,752	—	—	1,097,752	76	(21,562)	1,076,266

Total Held-to-maturity securities	$12,879,491	$(257)	$(5,588)	$12,873,646	$685,289	$(29,754)	$13,529,181
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
(e)	Amortized cost at December 31, 2020 include allowance for credit losses of $0.7 million.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.5 million at December 31, 2021 and $2.7 million at December 31, 2020, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Number of investment positions that were in an unrealized loss position was 24 and 42 at December 31, 2021 and December 31, 2020, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Housing finance agency bonds reported gross unrealized losses of $17.3 million and $21.6 million at December 31, 2021 and December 31, 2020, respectively. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were five in HTM portfolio and two in AFS portfolio at December 31, 2021 and 18 at December 31, 2020. Probability default analysis at December 31, 2021 and December 31, 2020 recorded cumulative credit losses of $0.1 million and $0.7 million respectively.

Accrued interest receivable for HTM housing finance agency bonds was $0.1 million and $1.3 million at December 31, 2021 and December 31, 2020, respectively. No allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million and $0.3 million were recognized at December 31, 2021 and December 31, 2020. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2021, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 8 at December 31, 2021 and 10 at December 31, 2020.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,085	$1,100	$—	$—
Due after one year through five years	1,560	1,550	30,867	30,758
Due after five years through ten years	100	100	100	100
Due after ten years	182,255	164,883	1,066,785	1,045,408
State and local housing finance agency obligations	$185,000	$167,633	$1,097,752	$1,076,266

Mortgage-backed securities
Due in one year or less	$622,150	$627,027	$690,206	$694,962
Due after one year through five years	3,244,996	3,338,703	2,991,105	3,114,446
Due after five years through ten years	4,411,317	4,670,692	6,137,440	6,629,839
Due after ten years	867,128	880,219	1,962,988	2,013,668
Mortgage-backed securities	$9,145,591	$9,516,641	$11,781,739	$12,452,915
Total Held-to-Maturity Securities	$9,330,591	$9,684,274	$12,879,491	$13,529,181
(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $45.7 million at December 31, 2021 and $57.4 million at December 31, 2020 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Note 9.         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2021			December 31, 2020
		Weighted(a)			Weighted(a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	39,102,862	0.64	54.91	51,202,647	0.65	56.42
Due after one year through two years	8,417,861	1.52	11.82	11,520,983	1.52	12.70
Due after two years through three years	5,986,412	1.35	8.41	7,734,061	1.65	8.52
Due after three years through four years	3,847,497	1.49	5.40	4,400,913	1.55	4.85
Due after four years through five years	2,366,939	1.41	3.32	3,770,927	1.50	4.16
Thereafter	11,493,595	1.82	16.14	12,111,628	1.87	13.35

Total par value	71,215,166	1.07%	100.00%	90,741,159	1.09%	100.00%
Advance discounts	(160)			—
Hedge valuation basis adjustments (b)	321,396			1,325,945

Total	$71,536,402			$92,067,104
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

Monitoring and Evaluating Credit Losses on Advances

Our credit and collateral practices have not identified allowance for credit losses at December 31, 2021 and December 31, 2020 or in the periods in 2020. Accrued interest receivable was $69.9 million and $89.6 million at December 31, 2021 and December 31, 2020, and no allowance for credit losses was recorded as interest due is well collateralized and interest due is expected to be collected. No subsequent events have occurred that would require us to report a credit loss on advances.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2021. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2021, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2021 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of December 31, 2021.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 41.4% and 35.6% of total advances at December 31, 2021 and December 31, 2020, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with

Federal Home Loan Bank of New York

Notes to Financial Statements

a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2021, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY.

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

Note 10.         Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance program loans, or (MPF), are the mortgage loans held-for-portfolio. The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (PFI). The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program - the Mortgage Asset Program (MAP). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At December 31, 2021, mortgage loans under the MAP program were at carrying value of $161.6 million compared to $0.3 million at December 31, 2020.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying	Percentage of	Carrying	Percentage of
	Amount	Total	Amount	Total
Real Estate(a):
Fixed medium-term single-family mortgages	$138,831	6.52%	$178,968	6.25%
Fixed long-term single-family mortgages	1,988,968	93.48	2,682,955	93.75
Total unpaid principal balance	$2,127,799	100.00%	$2,861,923	100.00%
Unamortized premiums	31,351		43,103
Unamortized discounts	(857)		(1,246)
Basis adjustment (b)	1,966		2,691
Total MPF loans amortized cost	$2,160,259		$2,906,471
MPF allowance for credit losses	(1,956)		(7,073)
MPF loans held-for-portfolio	$2,158,303		$2,899,398
MAP loans held-for-portfolio	$161,561		$314
Total mortgage loans held-for-portfolio at carrying value	$2,319,864		$2,899,712
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The following table presents mortgage loans held-for-portfolio by redemption terms for the current year (in thousands):

Redemption Term	December 31, 2021
Due in one year or less	$83,195
Due after one year through five years	355,950
Due after five years through fifteen years	922,236
Thereafter	923,160
Total unpaid principal balance	$2,284,541

Other adjustments, net (a)	37,458
Total mortgage loans held for portfolio	$2,321,999
Allowance for credit losses on mortgage loans	(2,135)

Mortgage loans held for portfolio, net	$2,319,864
(a)	Consists of premiums, discounts, and hedging adjustments.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.2 million at December 31, 2021 and $43.9 million at December 31, 2020. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $2.1 million in 2021, $2.7 million in 2020, and $2.5 million in 2019. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into Aggregate Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $2.4 million at December 31, 2021 and $4.5 thousand at December 31, 2020.

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

Our allowance for credit loss of $2.1 million at December 31, 2021 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Accrued interest receivable was $11.1 million at December 31, 2021 and $14.2 million at December 31, 2020. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

No MAP loans were in a delinquent status at December 31, 2021 or December 31, 2020.

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2021	2020	2019
Allowance for credit losses:
Beginning balance	$7,073	$653	$814
Adjustment for cumulative effect of accounting change	—	2,972	—
Charge-offs	(50)	(94)	(19)
Recoveries	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(4,888)	3,542	(142)
Balance, at end of period	$2,135	$7,073	$653

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents risk elements and credit losses (dollars in thousands):

	December 31, 2021	December 31, 2020
Average loans outstanding during the period (a)	$2,501,735	$3,069,545
Mortgage loans held for portfolio (a)	2,284,541	2,862,225
Non-accrual loans (a)	12,294	58,498
Allowance for credit losses on mortgage loans held for portfolio	2,135	7,073
Net charge-offs	50	94

Ratio of net charge-offs to average loans outstanding during the period	0.002%	0.003%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.093%	0.247%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.538%	2.044%
Ratio of allowance for credit losses to non-accrual loans	17.369%	12.091%

(a)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2021	December 31, 2020
Total MPF Mortgage loans, carrying values net (a)	$2,158,303	$2,899,398
Non-performing MPF mortgage loans - Conventional (a)(b)	$12,294	$58,498
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$6,612	$14,760
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

	December 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance(d)
Conventional Loans- MPF (a)(c)
No related allowance (b)	$1,329,019	$—	$1,348,056	$1,506,305
With a related allowance	640,788	(1,956)	649,531	779,346
Total measured for impairment	$1,969,807	$(1,956)	$1,997,587	$2,285,651

	December 31, 2020
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans- MPF (a)(c)
No related allowance (b)	$1,792,650	$—	$1,818,942	$1,903,273
With a related allowance	873,955	(7,073)	881,661	994,262
Total measured for impairment	$2,666,605	$(7,073)	$2,700,603	$2,897,535
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the twelve months ended December 31, 2021 and the same period ended December 31, 2020.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2021	December 31, 2020
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans - MPF	$1,969,807	$2,666,605
MPF Government-guaranteed or -insured mortgage loans	157,992	195,318
Total MPF loans - unpaid principal balance	$2,127,799	$2,861,923

Payment Status of Mortgage Loans

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2021 and December 31, 2020, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:
Conventional MPF/MAP
Past due 30 - 59 days	$6,458	$6,614	$13,072
Past due 60 - 89 days	1,386	1,100	2,486
Past due 90 days or more	11,066	1,288	12,354
Total past due MPF mortgage loans	18,910	9,002	27,912
Current MPF mortgage loans	964,314	1,007,317	1,971,631
Current MAP Mortgage Loans	—	161,740	161,740
Total conventional Mortgage Loans	$983,224	$1,178,059	$2,161,283

	December 31, 2020
	Conventional Loans
	Origination Year
	Prior to 2016	2016 to 2020	Total
Payment Status, at Amortized Cost:
Conventional Loans
Past due 30 - 59 days	$10,088	$9,768	$19,856
Past due 60 - 89 days	4,267	7,682	11,949
Past due 90 days or more	28,157	31,002	59,159
Total past due MPF mortgage loans	42,512	48,452	90,964
Current MPF mortgage loans	1,038,404	1,578,308	2,616,712
Current MAP mortgage loans	—	314	314
Total conventional loans	$1,080,916	$1,627,074	$2,707,990

Federal Home Loan Bank of New York

Notes to Financial Statements

Other Delinquency Statistics (dollars in thousands):

	December 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$11,190	$4,053	$15,243
Serious delinquency rate (b)	0.95%	4.26%	1.19%
Past due 90 days or more and still accruing interest	$—	$6,684	$6,684
Loans on non-accrual status	$12,354	$—	$12,354
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$4,849	$778	$5,627
Modified loans under MPF program	$421	$—	$421
Real estate owned (d)	$357	$—	$357

	December 31, 2020
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$23,645	$9,266	$32,911
Serious delinquency rate (b)	2.44%	8.05%	2.82%
Past due 90 days or more and still accruing interest	$—	$14,986	$14,986
Loans on non-accrual status	$59,159	$—	$59,159
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$6,802	$1,219	$8,021
Modified loans under MPF program	$926	$—	$926
Real estate owned (d)	$133	$—	$133
(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $1.3 billion at December 31, 2021, a decline of $431.7 million, or 24.6%, from December 31, 2020. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 97.1% and 95.7% of deposits at December 31, 2021 and 2020, with the remaining deposits primarily being term deposits and non-interest- bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.4 billion, $1.4 billion, and $1.1 billion, and the weighted-average interest rates paid on demand and overnight deposits were 0.03%, 0.26%, and 2.03% during the years ended December 31, 2021, 2020 and 2019, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $0.2 million, $24.6 million, $23.3 million, and the weighted-average interest rates paid on term deposits were 0.17%, 0.49%, and 2.30% during the years ended December 31, 2021, 2020 and 2019 , respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes deposits (in thousands):

	December 31, 2021	December 31, 2020
Interest-bearing deposits
Interest-bearing demand	$1,283,072	$1,677,526
Term (a)	—	5,000
Total interest-bearing deposits	1,283,072	1,682,526
Non-interest-bearing demand	38,166	70,437
Total deposits (b)	$1,321,238	$1,752,963
(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average Interest		Average Interest
Deposits	December 31, 2021	Rate(b)	December 31, 2020	Rate(b)
Three months or less	$—		$5,000
Total term deposits	$—	0.17%	$5,000	0.49%
Interest-bearing demand (a)	1,283,072	0.03%	1,677,526	0.26%
Total interest-bearing deposits	$1,283,072	0.03%	$1,682,526	0.26%
Non-interest-bearing demand	38,166		70,437
Total deposits	$1,321,238		$1,752,963
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes carrying amounts of Consolidated obligations outstanding at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Consolidated obligation bonds-amortized cost	$54,643,748	$69,063,948
Hedge valuation basis adjustments	77,048	514,436
Hedge basis adjustments on de-designated hedges	125,091	132,450
FVO - valuation adjustments and accrued interest	(16,486)	5,464
Total Consolidated obligation bonds	$54,829,401	$69,716,298

Discount notes-amortized cost	$42,197,683	$57,642,972
Hedge value basis adjustments	(424)	321
FVO - valuation adjustments and remaining accretion	—	15,545
Total Consolidated obligation discount notes	$42,197,259	$57,658,838

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2021			December 31, 2020
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$19,254,345	0.59%	35.32%	$45,481,150	0.34%	66.00%
Over one year through two years	7,317,160	1.20	13.42	10,367,545	1.01	15.05
Over two years through three years	5,881,385	0.85	10.79	4,324,660	1.72	6.28
Over three years through four years	4,149,215	0.97	7.61	1,581,355	1.94	2.29
Over four years through five years	10,072,905	0.95	18.48	822,620	1.62	1.19
Thereafter	7,839,700	2.44	14.38	6,329,200	3.14	9.19

Total par value	54,514,710	1.06%	100.00%	68,906,530	0.84%	100.00%
Bond premiums (b)	152,601			184,084
Bond discounts (b)	(23,563)			(26,666)
Hedge valuation basis adjustments (c)	77,048			514,436
Hedge basis adjustments on de-designated hedges (d)	125,091			132,450
FVO (e) - valuation adjustments and accrued interest	(16,486)			5,464
Total Consolidated obligation-bonds	$54,829,401			$69,716,298
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our interest rate benchmarks are LIBOR, the Federal Funds-OIS index and the SOFR-OIS index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2021		December 31, 2020
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$31,907,580	58.53%	$49,275,530	71.51%
Fixed-rate, callable	12,993,130	23.84	1,434,000	2.08
Step Up, callable	4,799,000	8.80	—	—
Floating rate, callable	1,265,000	2.32	—	—
Single-index floating rate	3,550,000	6.51	18,197,000	26.41
Total par value	$54,514,710	100.00%	$68,906,530	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Par value	$42,204,430	$57,668,646
Amortized cost	$42,197,683	$57,642,972
Hedge value basis adjustments(a)	(424)	321
FVO(b) - valuation adjustments and remaining accretion	—	15,545
Total discount notes	$42,197,259	$57,658,838
Weighted average interest rate	0.06%	0.15%

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$148,827	$153,894	$161,718
Additions from current period’s assessments	29,514	49,180	52,552
Net disbursements for grants and programs	(40,703)	(54,247)	(60,376)
Ending balance	$137,638	$148,827	$153,894

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding was $4.5 billion at December 31, 2021 and $5.4 billion at December 31, 2020.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2021		December 31, 2020
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$844,115	$6,433,709	$1,067,518	$7,279,437
Total capital-to-asset ratio	4.00%	6.11%	4.00%	5.31%
Total capital (b)	$4,214,334	$6,433,709	$5,479,855	$7,279,437
Leverage ratio	5.00%	9.16%	5.00%	7.97%
Leverage capital (c)	$5,267,917	$9,650,563	$6,849,819	$10,919,156
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	December 31, 2021	December 31, 2020
Redemption less than one year	$97	$127
Redemption from one year to less than three years	226	293
Redemption from three years to less than five years	244	317
Redemption from five years or greater	1,392	2,254

Total	$1,959	$2,991

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$2,991	$5,129	$5,845
Capital stock subject to mandatory redemption reclassified from equity	85	2,743	4,184
Redemption of mandatorily redeemable capital stock (a)	(1,117)	(4,881)	(4,900)
Ending balance	$1,959	$2,991	$5,129
Accrued interest payable (b)	$23	$41	$84
(a)	Redemption includes repayment of excess stock.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	The annualized accrual rates for the three months ended December 31, 2021, 2020 and 2019 were 4.40%, 5.10% and 6.35%. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $827.4 million and $774.3 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2021 and December 31, 2020, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2021	2020	2019
Net income	$265,521	$442,385	$472,588

Net income available to stockholders	$265,521	$442,385	$472,588

Weighted average shares of capital	48,987	61,334	55,511
Less: Mandatorily redeemable capital stock	(24)	(43)	(60)
Average number of shares of capital used to calculate earnings per share	48,963	61,291	55,451

Basic earnings per share	$5.42	$7.22	$8.52

Note 16.         Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all FHLBNY officers and employees. The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The FHLBNY offers two non-qualified Benefit Equalization Plans, which are retirement plans. The two plans restore and enhance defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations. The two non-qualified Benefit Equalization Plans (BEP) are unfunded

Federal Home Loan Bank of New York

Notes to Financial Statements

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2021	2020	2019
Defined Benefit Plan	$10,000	$10,000	$9,976
Benefit Equalization Plans (defined benefit and defined contribution)	12,176	10,450	7,613
Defined Contribution Plans	2,844	2,701	2,501
Postretirement Health Benefit Plan	288	297	(230)
Total retirement plan expenses	$25,308	$23,448	$19,860

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2021	2020	2019
Net pension cost charged to compensation and benefit expense for the year ended December 31	$10,000	$10,000	$9,976
Contributions allocated to plan year ended June 30	$9,905	$9,863	$9,696
Pentegra DB Plan funded status as of July 1 (a)	129.62%	108.20%	108.59%
FHLBNY's funded status as of July 1 (b)	126.15%	105.31%	108.67%
(a)	Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2022 for the plan year ended June 30, 2021. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	Based on cash contributions made through December 31, 2021 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2021	2020
Accumulated benefit obligation	$84,419	$82,022
Effect of future salary increases	14,091	13,256
Projected benefit obligation	98,510	95,278
Unrecognized prior service (cost)/credit	(281)	(851)
Unrecognized net (loss)/gain	(39,269)	(43,051)

Accrued pension cost	$58,960	$51,376

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2021	2020
Projected benefit obligation at the beginning of the year	$95,278	$78,306
Service cost	2,023	1,567
Interest cost	2,250	2,348
Benefits paid	(2,775)	(2,601)
Actuarial loss/(gain) (a)	1,579	15,658
Plan amendments	155	—
Projected benefit obligation at the end of the year	$98,510	$95,278

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial loss of $1.6 million in 2021 was primarily due to gains from discount rate change offset by unfavorable change in mortality table and loss from demographic experience.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2021	2020
Net loss/(gain)	$39,269	$43,051
Prior service cost/(credit)	281	851
Accumulated other comprehensive loss/(gain)	$39,550	$43,902

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2021	2020
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	2,775	2,601
Benefits paid	(2,775)	(2,601)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Service cost	$2,023	$1,567	$1,265
Interest cost	2,250	2,348	2,544
Amortization of unrecognized net loss	5,361	4,561	2,879
Amortization of unrecognized past service cost	725	697	—
Net periodic benefit cost - Defined Benefit BEP	10,359	9,173	6,688
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	1,817	1,277	925
Total	$12,176	$10,450	$7,613

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2021	2020
New (gain)/loss during the year	$1,579	$15,658
Recognized prior service credit/(cost)	(725)	(697)
New past service (credit)/cost	155	—
Recognized gain/(loss)	(5,361)	(4,561)

Total recognized in other comprehensive loss/(income)	$(4,352)	$10,400
Total recognized in net periodic benefit cost and other comprehensive income	$6,007	$19,573

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2022
Expected amortization of net loss/(gain)	$4,883
Expected amortization of past service cost/(credit)	$208

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Discount rate (a)	2.66%	2.26%	3.05%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	6	6	5
Benefits paid during the period	$(2,775)	$(2,601)	$(2,011)
(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2022	$3,307
2023	3,603
2024	3,853
2025	4,347
2026	4,568
2027-2031	26,420

Total	$46,098

The net periodic benefit cost for 2022 is expected to be $10.1 million ($10.4 million in 2021).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 2.60%.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accumulated postretirement benefit obligation at the beginning of the year	$11,364	$10,610
Service cost	46	58
Interest cost	242	320
Actuarial loss/(gain)	(528)	1,054
Plan participant contributions	241	208
Actual benefits paid	(807)	(939)
Retiree drug subsidy reimbursement	46	53
Accumulated postretirement benefit obligation at the end of the year	$10,604	$11,364

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2021	2020
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	566	731
Plan participant contributions	241	208
Actual benefits paid	(807)	(939)
Fair value of plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York

Notes to Financial Statements

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2021	2020
Net (gain)/loss	$(901)	$(373)
Accumulated other comprehensive (gain)/loss	$(901)	$(373)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Service cost (benefits attributed to service during the period)	$46	$58	$72
Interest cost on accumulated postretirement health benefit obligation	242	320	406
Amortization of (gain)/loss	—	(81)	(451)
Amortization of prior service (credit)/cost	—	—	(257)
Net periodic postretirement health benefit expense/(income)	$288	$297	$(230)

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2021	2020
Net loss/(gain)	$(528)	$1,054
Amortization of net gain/(loss)	—	81

Total recognized in other comprehensive income	$(528)	$1,135

Total recognized in net periodic benefit cost and other comprehensive income	$(240)	$1,432

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2021	2020	2019
Weighted average discount rate (a)	2.60%	2.18%	3.04%

Health care cost trend rates:
Assumed for next year
Pre 65	6.20%	6.50%	6.75%
Post 65	5.20%	4.95%	5.00%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2031	2028	2028
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2031	2028	2028
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line
(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2022	$747
2023	765
2024	737
2025	694
2026	698
2027-2031	3,248

Total	$6,889

The postretirement health benefit plan accrual for 2022 is expected to be a cost of $0.3 million ($0.3 million in 2021).

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

	Hedging Instruments Under ASC 815
	December 31, 2021	December 31, 2020
Interest rate contracts
Interest rate swaps	$94,190,603	$127,077,867
Interest rate caps	800,000	800,000
Mortgage delivery commitments	8,573	9,777
Total interest rate contracts notionals	$94,999,176	$127,887,644

Federal Home Loan Bank of New York

Notes to Financial Statements

Derivative Notionals

Offsetting of Derivative Assets and Derivative Liabilities – Net Presentation

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

	December 31, 2021		December 31, 2020
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$203,797	$719,892	$232,355	$913,215
Cleared derivatives	293,323	296,531	205,505	211,259
Total gross recognized amount	497,120	1,016,423	437,860	1,124,474
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(77,045)	(683,385)	(197,385)	(849,880)
Cleared derivatives	(122,585)	(296,531)	(203,835)	(203,835)
Total gross amounts of netting adjustments and cash collateral	(199,630)	(979,916)	(401,220)	(1,053,715)
Net amounts after offsetting adjustments and cash collateral	$297,490	$36,507	$36,640	$70,759
Uncleared derivatives	$126,752	$36,507	$34,970	$63,335
Cleared derivatives	170,738	—	1,670	7,424
Total net amounts after offsetting adjustments and cash collateral	$297,490	$36,507	$36,640	$70,759

Derivative instruments - not nettable
Uncleared derivatives (a)	$14	$5	$29	$1
Total derivative assets and total derivative liabilities
Uncleared derivatives	$126,766	$36,512	$34,999	$63,336
Cleared derivatives	170,738	—	1,670	7,424
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$297,504	$36,512	$36,669	$70,760

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$367,110	$—	$630,372	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(115,833)	—	(20,687)	—

Total net amount of non-cash collateral received or repledged	$251,277	$—	$609,685	$—
Total net exposure cash and non-cash(e)	$548,781	$36,512	$646,354	$70,760

Net unsecured amount - Represented by:
Uncleared derivatives	$10,933	$36,512	$14,312	$63,336
Cleared derivatives	537,848	—	632,042	7,424
Total net exposure cash and non-cash (e)	$548,781	$36,512	$646,354	$70,760
(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note on variation margin - For all cleared derivative contracts that have not matured, "Variation margin" is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is "in-the-money" for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is "out-of-the-money" (liability position), the FHLBNY would post variation margin to the DCO. At December 31, 2021, the FHLBNY posted $7.8 million in cash as settlement variation margin to FCMs. At December 31, 2020, the FHLBNY posted $732.9 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$77,159,117	$469,953	$990,925
Total derivatives in hedging relationships under ASC 815	77,159,117	469,953	990,925

Derivatives not designated as hedging instruments
Interest rate swaps	16,873,486	23,014	24,627
Interest rate caps	800,000	136	—
Mortgage delivery commitments	8,573	14	5
Other (b)	158,000	4,017	871
Total derivatives not designated as hedging instruments	17,840,059	27,181	25,503

Total derivatives before netting and collateral adjustments	$94,999,176	497,134	1,016,428
Netting adjustments		(192,330)	(192,330)
Cash collateral and related accrued interest		(7,300)	(787,586)
Total netting adjustments and cash collateral		(199,630)	(979,916)
Total derivative assets and total derivative liabilities		$297,504	$36,512
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$367,110
Security collateral received from counterparty (c)		(115,833)
Net security		251,277
Net exposure		$548,781

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2020
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$69,885,821	$380,504	$1,088,253
Total derivatives in hedging relationships under ASC 815	69,885,821	380,504	1,088,253

Derivatives not designated as hedging instruments
Interest rate swaps	56,304,046	35,555	34,989
Interest rate caps	800,000	44	—
Mortgage delivery commitments	9,777	29	1
Other (b)	888,000	21,757	1,232
Total derivatives not designated as hedging instruments	58,001,823	57,385	36,222

Total derivatives before netting and collateral adjustments	$127,887,644	437,889	1,124,475
Netting adjustments		(291,135)	(291,135)
Cash collateral and related accrued interest		(110,085)	(762,580)
Total netting adjustments and cash collateral		(401,220)	(1,053,715)
Total derivative assets and total derivative liabilities		$36,669	$70,760
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$630,372
Security collateral received from counterparty (c)		(20,687)
Net security		609,685
Net exposure		$646,354
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for member, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2021 and December 31, 2020.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Critical Accounting Policies and Estimates in this Form 10-K.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Years ended December 31,
	2021	2020	2019
Gains (losses) on derivatives in designated and
qualifying fair value hedges:
Interest rate hedges	$620,234	$(978,281)	$(447,416)
Gains (losses) on hedged item in designated and
qualifying fair value hedges:
Interest rate hedges	$(613,272)	$977,118	$446,278

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2021 and December 31, 2020, as well as the hedged item’s cumulative hedge basis adjustments, which were included

Federal Home Loan Bank of New York

Notes to Financial Statements

in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$37,731,410	$321,057	$—
Hedged AFS debt securities (a)	2,892,784	(30,667)	—
De-designated advances (b)	—	—	339
	$40,624,194	$290,390	$339
Liabilities:
Hedged consolidated obligation bonds	$30,158,015	$(77,048)	$—
Hedged consolidated obligation discount notes	3,325,017	424	—
De-designated consolidated obligation bonds (b)	—	—	(125,091)
	$33,483,032	$(76,624)	$(125,091)

	December 31, 2020
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$38,275,533	$1,324,615	$—
Hedged AFS debt securities (a)	1,162,366	44,052	—
De-designated advances (b)	—	—	1,331
	$39,437,899	$1,368,667	$1,331
Liabilities:
Hedged consolidated obligation bonds	$20,639,825	$(514,436)	$—
Hedged consolidated obligation discount notes	7,583,549	(321)	—
De-designated consolidated obligation bonds (b)	—	—	(132,450)
	$28,223,374	$(514,757)	$(132,450)
(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	At December 31, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $1.4 billion. At December 31, 2020, par amounts of de-designated advances were $1.2 billion; par amounts of de-designated CO bonds were approximately $1.5 billion; par amounts of de-designated CO discount notes were approximately $0.1 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2021
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,511)	$—	$104,194	$105,705

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2020
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,352)	$—	$(114,040)	$(112,688)

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2019
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(613)	$—	$(111,888)	$(111,275)
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

Federal Home Loan Bank of New York

Notes to Financial Statements

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2021	2020	2019
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$4,755	$(153,396)	$(40,833)
Caps	93	(6)	(596)
Mortgage delivery commitments	(424)	1,693	709
Total gains (losses) on derivatives in economic hedges	$4,424	$(151,709)	$(40,720)

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2021
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$21,653	$21,653	$21,653	$—	$—	$—
Interest-bearing deposits	675,000	675,003	—	675,003	—	—
Securities purchased under agreements to resell	1,200,000	1,200,000	—	1,200,000	—	—
Federal funds sold	7,230,000	7,230,014	—	7,230,014	—	—
Trading securities	5,821,380	5,821,380	5,821,380	—	—	—
Equity Investments	96,124	96,124	96,124	—	—	—
Available-for-sale securities	6,547,421	6,547,421	—	5,548,784	998,637	—
Held-to-maturity securities	9,328,665	9,684,274	—	9,445,219	239,055	—
Advances	71,536,402	71,595,785	—	71,595,785	—	—
Mortgage loans held-for-portfolio, net	2,319,864	2,369,769	—	2,369,769	—	—
Accrued interest receivable	123,258	123,258	—	123,258	—	—
Derivative assets	297,504	297,504	—	497,134	—	(199,630)
Other financial assets	357	357	—	—	357	—

Liabilities
Deposits	1,321,238	1,321,241	—	1,321,241	—	—
Consolidated obligations
Bonds	54,829,401	55,104,747	—	55,104,747	—	—
Discount notes	42,197,259	42,196,648	—	42,196,648	—	—
Mandatorily redeemable capital stock	1,959	1,959	1,959	—	—	—
Accrued interest payable	126,990	126,990	—	126,990	—	—
Derivative liabilities	36,512	36,512	—	1,016,428	—	(979,916)
Other financial liabilities	30,368	30,368	30,368	—	—	—

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

Federal Home Loan Bank of New York

Notes to Financial Statements

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2021 and December 31, 2020. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Housing finance agency bonds -The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services. Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

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

Advances elected under the FVO — When the FHLBNY elects the FVO designation for certain advances, the advances are recorded at their fair values in the Statements of Condition. The fair values are computed using standard option valuation models. The most significant inputs to the valuation model are (1) Consolidated obligation debt curve (CO Curve), published by the Office of Finance and available to the public, and (2) Benchmark swap curves and volatilities. Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

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

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models. The FHLBNY’s internal valuation models use the following inputs:

●	CO Curve and Benchmark Swap Curves. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.
●	Volatility assumptions. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2021 and December 31, 2020.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2021 and December 31, 2020.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2021 and December 31, 2020, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,821,380	$5,821,380	$—	$—	$—
Equity Investments	96,124	96,124	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,548,784	—	5,548,784	—	—
State and local housing finance agency obligations	998,637	—	—	998,637	—
Derivative assets(a)
Interest-rate derivatives	297,490	—	497,120	—	(199,630)
Mortgage delivery commitments	14	—	14	—	—
Total recurring fair value measurement - Assets	$12,762,429	$5,917,504	$6,045,918	$998,637	$(199,630)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(7,386,074)	$—	$(7,386,074)	$—	$—
Derivative liabilities(a)
Interest-rate derivatives	(36,507)	—	(1,016,423)	—	979,916
Mortgage delivery commitments	(5)	—	(5)	—	—
Total recurring fair value measurement - Liabilities	$(7,422,586)	$—	$(8,402,502)	$—	$979,916

	December 31, 2020
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
Corporate notes	$2,164	$—	$2,164	$—	$—
U.S. Treasury securities	11,740,801	11,740,801	—	—	—
Equity Investments	80,369	80,369	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	3,435,945	—	3,435,945	—	—
Derivative assets(a)
Interest-rate derivatives	36,640	—	437,860	—	(401,220)
Mortgage delivery commitments	29	—	29	—	—

Total recurring fair value measurement - Assets	$15,295,948	$11,821,170	$3,875,998	$—	$(401,220)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(7,133,755)	$—	$(7,133,755)	$—	$—
Bonds (to the extent FVO is elected) (b)	(16,580,464)	—	(16,580,464)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(70,759)	—	(1,124,474)	—	1,053,715
Mortgage delivery commitments	(1)	—	(1)	—	—
Total recurring fair value measurement - Liabilities	$(23,784,979)	$—	$(24,838,694)	$—	$1,053,715

Federal Home Loan Bank of New York

Notes to Financial Statements

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

State and Local Housing Finance
Agency Obligations
Year ended December 31, 2021
Balance, beginning of the period	$—
Transfer of securities from held-to-maturity to available-for-sale	902,719
Provision for credit losses	586
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	117
Purchases	100,000
Settlements	(4,785)
Balance, end of the period	$998,637

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315

	During the period ended December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$1,671	$—	$1,671	$—
Total non-recurring assets at fair value	$1,671	$—	$1,671	$—

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2021 and December 31, 2020, and reported fair values were not as of the period end dates.

Fair Value Option Disclosures

From time to time, the FHLBNY will elect the FVO for advances and Consolidated obligations on an instrument-by-instrument basis with changes in fair value reported in earnings. Customarily, the election is made when either the instruments do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements; the objective is primarily to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. We may also elect advances under the FVO when analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO. We may also elect CO bonds under the FVO to achieve asset liability objectives.The FVO election is made at inception of the contracts for advances and debt obligations.

Federal Home Loan Bank of New York

Notes to Financial Statements

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2021 and December 31, 2020.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Years ended December 31, 2021
	Bonds	Discount Notes
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(16,802,560)	(1,249,392)
Maturities and terminations	25,975,000	8,367,602
Net gains (losses) on financial instruments held under fair value option	20,444	2,027
Change in accrued interest/unaccreted balance	1,506	13,518
Balance, end of the period	$(7,386,074)	$—

	Years ended December 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(19,375,000)	(23,818,753)
Maturities and terminations	14,867,000	18,883,387
Net gains (losses) on financial instruments held under fair value option	2,069	(1,946)
Change in accrued interest/unaccreted balance	59,510	(9,840)
Balance, end of the period	$(16,580,464)	$(7,133,755)

	Years ended December 31, 2019
	Bonds	Discount Notes
Balance, beginning of the period	$(5,159,792)	$(3,180,086)
New transactions elected for fair value option	(18,392,000)	(2,182,845)
Maturities and terminations	11,465,000	3,170,915
Net gains (losses) on financial instruments held under fair value option	(3,952)	(194)
Change in accrued interest/unaccreted balance	(43,299)	5,607
Balance, end of the period	$(12,134,043)	$(2,186,603)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2021
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(16,869)	$20,444	$3,575
Consolidated obligation discount notes	(3,839)	2,027	(1,812)
	$(20,708)	$22,471	$1,763

	December 31, 2020
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(55,088)	$2,069	$(53,019)
Consolidated obligation discount notes	(60,063)	(1,946)	(62,009)
	$(115,151)	$123	$(115,028)

	December 31, 2019
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(168,329)	$(3,952)	$(172,281)
Consolidated obligation discount notes	(26,475)	(194)	(26,669)
	$(194,804)	$(4,146)	$(198,950)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	December 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)

	December 31, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$16,575,000	$16,580,464	$5,464
Consolidated obligation discount notes (c)	7,118,211	7,133,755	15,544
	$23,693,211	$23,714,219	$21,008

	December 31, 2019
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$12,067,000	$12,134,043	$67,043
Consolidated obligation discount notes (c)	2,182,845	2,186,603	3,758
	$14,249,845	$14,320,646	$70,801
(a)	Advances – No advances elected under the FVO were outstanding at December 31, 2021, 2020 and 2019. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.7 trillion as of December 31, 2021 and as of December 31, 2020.

Affordable Housing Program - The 11 FHLBanks are expected to contribute $100 million in aggregate annually to the AHP. If the aggregate assessment is less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of the FHLBank's income in relation to the income of all FHLBanks for the previous year. There have been no shortfalls in any periods in this report.

The following table summarizes contractual obligations and contingencies as of December 31, 2021 (in thousands):

December 31, 2021
Contractual Obligations
Consolidated obligation bonds at par (a)	$54,514,710
Consolidated obligation discount notes at par	42,204,430
Mandatorily redeemable capital stock (a)	1,959
Premises (lease obligations) (b)	93,339
Remote backup site	1,689
Other liabilities (c)	182,466

Total contractual obligations	$96,998,593
Other commitments
Standby letters of credit (d)	$20,485,973
Consolidated obligation bonds/discount notes traded not settled	3,125,000
Commitments to fund pension	9,400
Open delivery commitments (MAP)	8,573
Total other commitments	$23,628,946

Total obligations and commitments	$120,627,539
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right- of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

At December 31, 2021 and December 31, 2020, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our leases (dollars in thousands):

	December 31, 2021	December 31, 2020
Operating Leases (a)
Right-of-use assets	$65,624	$70,733
Lease Liabilities	$79,026	$84,475

	Twelve months ended December 31,
	2021		2020
Operating Lease Expense	$7,809		$7,776
Operating cash flows - Cash Paid	$8,148		$7,899

	December 31, 2021		December 31, 2020
Weighted Average Discount Rate	3.30%		3.29%
Weighted Average Remaining Lease Term	11.06	Years	12.01	Years

Federal Home Loan Bank of New York

Notes to Financial Statements

	Remaining maturities through
Operating lease liabilities	December 31, 2021	December 31, 2020
2021	$—	$8,148
2022	8,246	8,246
2023	8,615	8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
Thereafter	53,656	53,656
Total undiscounted lease payments	95,044	103,192
Imputed interest	(16,018)	(18,717)
Total operating lease liabilities	$79,026	$84,475
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank. In December 2020, the FHLBNY assumed $985.1 million of debt (par amounts) from another FHLBank.

Debt transfers — No debt was transferred to another FHLBank in the twelve months ended December 31, 2021 and in the same period in 2020.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $4.6 million at December 31, 2021 and $6.0 million at December 31, 2020.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.8 million, $2.6 million, and $2.5 million for the twelve months ended in December 2021, 2020, and 2019.

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2021 and December 31, 2020, outstanding notional amounts were $79.0 million and $444.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2021 and 2020, overnight loans extended to other FHLBanks averaged $0.8 million and $2.0 million, respectively. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the twelve months ended December 31, 2021 and 2020.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At December 31, 2021 and December 31, 2020, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties at December 31, 2021 and December 31, 2020, and transactions for each of the years ended December 31, 2021, 2020 and 2019 (in thousands):

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2021	December 31, 2020
	Related	Related
Assets
Advances	$71,536,402	$92,067,104
Accrued interest receivable	69,852	89,604

Liabilities and capital
Deposits	$1,321,238	$1,752,963
Mandatorily redeemable capital stock	1,959	2,991
Accrued interest payable	23	45
Affordable Housing Program (a)	137,638	148,827
Other liabilities (b)	30,368	32,378

Capital	$6,445,853	$7,256,699
(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Years ended December 31,
	2021	2020	2019
	Related	Related	Related
Interest income
Advances	$483,216	$1,166,745	$2,526,662
Interest-bearing deposits	—	1	6
Loans to other FHLBanks	1	33	165

Interest expense
Deposits	$380	$3,768	$22,839
Mandatorily redeemable capital stock	109	235	379
Cash collateral held and other borrowings	—	—	165

Service fees and other	$17,470	$18,207	$17,022

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

The top ten advance holders at December 31, 2021, December 31, 2020 and December 31, 2019 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2021
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,745,000	20.70%	$156,632	24.03%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.41	5,374	0.83
Subtotal MetLife, Inc.			15,750,000	22.11	162,006	24.86
New York Community Bank	Hicksville	NY	15,105,000	21.21	207,738	31.87
Equitable Financial Life Insurance Company	New York	NY	6,642,717	9.33	59,209	9.08
Citibank, N.A.	New York	NY	5,250,000	7.37	71,312	10.94
Investors Bank (b)	Short Hills	NJ	3,075,000	4.32	30,135	4.62
Signature Bank	New York	NY	2,639,245	3.71	28,419	4.36
New York Life Insurance Company	New York	NY	2,455,000	3.45	54,063	8.30
ESL Federal Credit Union	Rochester	NY	2,189,398	3.07	7,890	1.21
Teachers Ins. & Annuity Assoc. of America	New York	NY	2,155,300	3.03	5,973	0.92
Valley National Bank (b)	Wayne	NJ	1,288,000	1.81	25,028	3.84
Total			$56,549,660	79.41%	$651,773	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2022 and December 31, 2021 (shares in thousands):

		Number	Percent
	February 28, 2022	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,224	15.99%
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	598	1.32
Subtotal MetLife, Inc.		7,822	17.31
New York Community Bank	102 Duffy Avenue, Hicksville, NY, 11801	7,126	15.78
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	3,372	7.47
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,128	6.93
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	2,594	5.74
		24,042	53.23%

		Number	Percent
	December 31, 2021	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,179	15.94%
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	508	1.13
Subtotal MetLife, Inc.		7,687	17.07
New York Community Bank	102 Duffy Avenue, Hicksville, NY, 11801	7,340	16.30
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	3,376	7.50
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,109	6.90
		21,512	47.77%

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2021. Based on this evaluation, they concluded that as of December 31, 2021, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on this Form 10-K and incorporated herein by reference.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

2021 and 2022 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate. For both 2021 and 2022, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships. One Member Director seat remained vacant in 2021.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2021 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify (i) one incumbent Independent Director whose term expired at the end of 2021 and who could not run again due to term limits; (ii) one new Independent Director who was elected by the Bank’s membership to begin service on the Board on January 1, 2022; (iii) one incumbent Independent Director whose term expired at the end of 2021 and who was re-elected by the Bank’s membership to serve again on the Board commencing on January 1, 2022; (iv) one incumbent New Jersey Member Director whose term of service ended at the end of 2021 and who decided not to run again; (iv) one new Jersey Member Director who was deemed automatically elected to begin service on the Board on January 1, 2022; (v) one new York Member Director who was elected by the Bank’s New York membership to begin service on the Board on January 1, 2022; (vi) one incumbent Puerto Rico and U.S. Virgin Islands Member Director who was deemed automatically re-elected to serve again on the Board commencing on January 1, 2022; and (vii) two Independent Directors who also serve as Public Interest Directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

			Start of	Expiration
		Bank	Most	of Most	Represents
	Age as of	Director	Recent	Recent	Bank
Director Name	3/22/22	Since	Term	Term	Members in	Director Type
John R. Buran (Chair)	72	12/2010	1/1/20	12/31/23	NY	Member
Larry E. Thompson (Vice Chair) (a)	71	1/2014	1/1/22	12/31/25	Districtwide	Independent
Danelle M. Barrett	54	1/2021	1/1/21	12/31/24	Districtwide	Independent
Thomas R. Cangemi (b)	53	1/2022	1/1/22	12/31/25	NY	Member
Kevin Cummings	67	1/2014	1/1/19	12/31/22	NJ	Member
Michael M. Horn (c)	82	4/2007	1/1/18	12/31/21	Districtwide	Independent
Thomas L. Hoy	73	1/2012	1/1/20	12/31/23	NY	Member
David R. Huber	58	1/2019	1/1/19	12/31/22	Districtwide	Independent
Thomas J. Kemly	64	1/2021	1/1/21	12/31/24	NJ	Member
Charles E. Kilbourne, III	49	1/2019	1/1/21	12/31/24	Districtwide	Independent*
Gerald H. Lipkin (d)	81	1/2014	1/1/18	12/31/21	NJ	Member
Kenneth J. Mahon	71	1/2017	1/1/21	12/31/24	NY	Member
Christopher P. Martin	65	1/2015	1/1/19	12/31/22	NJ	Member
Richard S. Mroz	60	3/2002	1/1/19	12/31/22	Districtwide	Independent
David J. Nasca	64	1/2015	1/1/19	12/31/22	NY	Member
Gerald L. Reeves (e)	67	1/2022	1/1/22	12/31/25	NJ	Member
Stephen S. Romaine	57	1/2019	1/1/21	12/31/24	NY	Member
DeForest B. Soaries, Jr.	70	1/2009	1/1/20	12/31/23	Districtwide	Independent*
Josie J. Thomas (f)	63	1/2022	1/1/22	12/31/25	Districtwide	Independent
Carlos J. Vázquez (g)	63	11/2013	1/1/22	12/31/25	PR & USVI	Member
Ángela Weyne	78	9/2017	1/1/20	12/31/23	Districtwide	Independent
(a)	Director Thompson served on the Board as an Independent Director throughout 2021, and his term expired on December 31, 2021. On November 30, 2021, he was re-elected by the Bank’s districtwide membership to serve as an Independent Director for a new four year term commencing on January 1, 2022.
(b)	Director Cangemi was elected by the Bank’s New York membership on November 30, 2021 to serve as a New York Member Director for a four year term commencing on January 1, 2022.
(c)	Director Horn served on the Board as an Independent Director throughout 2021, and his term expired on December 31, 2021. He was not eligible to run again for a seat on the Board due to term limits.
(d)	Director Lipkin served on the Board as a New Jersey Member Director throughout 2021, and his term expired on December 31, 2021. He was eligible to run again for a seat on the Board but chose not to do so.
(e)	Director Reeves, being the only nominated candidate for the seat and having accepted his nomination, was on August 24, 2021 deemed automatically elected to serve as a New Jersey Member Director for a four year term commencing on January 1, 2022.
(f)	Director Thomas was elected by the Bank’s districtwide membership on November 30, 2021 to serve as an Independent Director for a four year term commencing on January 1, 2022.
(g)	Director Vázquez served on the Board as a Puerto Rico and U.S. Virgin Islands Member Director throughout 2021, and his term expired on December 31, 2021. On August 24, 2021, being the only nominated candidate for the seat and having accepted his nomination, he was deemed automatically re-elected to serve as a Puerto Rico and U.S. Virgin Islands Member Director for a new four year term commencing on January 1, 2022.

*Independent Directors so indicated also serve as Public Interest Directors. Director Kilbourne has served as a Public Interest Director throughout the entire course of his service covered by this table and Director Soaries’ service as a Public Interest Director commenced effective October 3, 2018.

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

Mr. Thompson (Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee. He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation. Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee. Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004. Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He is currently the chairman of the Board of Directors of both LedgerX LLC, a digital currency futures and options exchange and clearinghouse, and its parent, Ledger Holdings Inc. He also serves on the Board of Professional Advisors of the firm Risk Toolbox, Inc. In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson received his B.A. from Yale University and his J.D. from the University of California at Berkeley.

Rear Admiral Barrett, USN (Ret.) was born in Buffalo, New York and is a 1989 graduate of Boston University with a Bachelor of Arts in History where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps in a ceremony aboard the USS Constitution. She holds Masters of Arts in Management from Webster University, National Security Strategic Studies from the U.S. Naval War College, and Human Resources Development from Webster University. She also earned a Master of Science in Information Management from Syracuse University. As an admiral, Danelle served as Director of Current Operations at U.S. Cyber Command, and assumed duties in 2017 as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff. In her last position in the U.S. Navy, she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700,000 personnel across a global network. An innovator, she implemented visionary digital transformation to modernize with unprecedented speed, significantly improving Navy Information Warfare capabilities. Ms. Barrett’s other tours of duty include assignments as Commanding Officer, Naval Computer and Telecommunications Area Master Station Atlantic where she directly led the largest telecommunications station in the Navy with responsibility for 2,700 people in 15 subordinate organizations worldwide; Chief of Staff, Navy Information Forces Command, U.S. Naval Forces Central Command/U.S. 5th Fleet and 2nd Fleet, Carrier Strike Group 2 and Carrier Strike Group 12 which included deployments in support of Operations Enduring Freedom in Afghanistan and Unified Response in Haiti, MultiNational Forces Iraq; Naval Computer and Telecommunications Stations in Jacksonville and Puerto Rico and Standing Joint Force Headquarters United States Pacific Command. She currently executes a portfolio of work that includes consulting, public speaking, and writing. She is an independent director on the boards of KVH Industries, the Protego Trust Company and ShoulderUp Technology Acquisition Corp., and is on several advisory boards for other organizations. Her personal awards include Defense Superior Service Medal and other military decorations, Federal 100 winner 2010; Armed Forces Communications and Electronics Association Women in Leadership Award 2014; Women in Technology Leadership Award 2017 and the Executive Women’s Forum Women of Influence Award 2019. Ms. Barrett earned the National Defense University Chief Information Officer and Information Security certifications and has published 35 articles. She is the author of the recent book “Rock The Boat: Embrace Change, Encourage Innovation and Be a Successful Leader”. Rear Admiral Barrett’s organizational management, project development and risk management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Mr. Cangemi serves as Chairman, President, and Chief Executive Officer of New York Community Bancorp, Inc. (“NYCB”) and FHLBNY member New York Community Bank. He was appointed President and CEO as well as Director of NYCB and New York Community Bank effective December 31, 2020, and was named Chairman of NYCB and New York Community Bank effective March 26, 2021. Prior to this, Mr. Cangemi served as Senior Executive Vice President and Chief Financial Officer of NYCB and New York Community Bank since April 5, 2005. He joined NYCB and New York Community Bank on July 31, 2001 as Executive Vice President and Director of the Capital Markets Group, and was named Senior Executive Vice President of NYCB and New York Community Bank on October 31, 2003. Prior to joining NYCB and New York Community Bank, Mr. Cangemi was Executive Vice President, Chief Financial Officer, and Treasurer of both Richmond County Financial Corp. and Richmond County Savings Bank. Before joining Richmond County in 1997, Mr. Cangemi served as Senior Vice President, Chief Financial Officer, and Corporate Secretary of Continental Bank, a commercial bank based in Garden City, New York and, previously, as Director of Corporate SEC Reporting for an electronics corporation in Boca Raton, Florida. From 1993 to 1996, Mr. Cangemi was Vice President and Chief Financial Officer of Sunrise Bancorp, a publicly traded thrift headquartered on Long Island. Previously, Mr. Cangemi was a member of the SEC Professional Practice Group of KPMG Peat Marwick serving financial institutions. Mr. Cangemi serves as Treasurer and a member of the Board of Directors of the Richmond County Savings Foundation and a member of the Board of Directors of the New York Community Bank Foundation. In addition, Mr. Cangemi is a member of the Board of Trustees of The Whaling Museum & Education Center of Cold Spring Harbor. Previously, Mr. Cangemi was a member of the Board of Directors of Peter B. Cannell & Co., Inc., a New York City-based investment management firm, a Board member and a member of the Development Committee of the Long Island Children’s Museum, on the Board of Directors of Friends of the Arts, a member of the Council of Overseers of the Tilles Center for the Performing Arts; and a member of the Board of Trustees of the East Woods School. Mr. Cangemi is a former recipient of the Crain’s New York Business “40 Under 40” list of the top executives under the age of 40. Mr. Cangemi holds a B.B.A. from the School of Professional Accountancy at Dowling College, and is a certified public accountant and a member of the AICPA.

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

Mr. Horn has been a partner in the law firm of McCarter & English, LLP since 1990. He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer. He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee. In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board. He is counsel to the New Jersey Bankers Association, was chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and is a Fellow of the American Bar Foundation. Mr. Horn’s legal and regulatory experience, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director.

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

Mr. Huber is the President of Huber Advisory Services, which provides consulting services to clients in the healthcare and insurance industries. He served through the end of 2018 as Senior Vice President and Chief Financial Officer of Horizon Blue Cross Blue Shield of New Jersey (Horizon), which is New Jersey’s largest health insurer. He had been with Horizon since 2002 and served as Vice President of Finance before being promoted to CFO in 2012. Mr. Huber was formerly an audit partner in Arthur Andersen’s Financial Services practice in Metro New York, where he served clients in the insurance and banking industries. Mr. Huber has a Bachelor’s degree in Accounting from Lehigh University and is a CPA. Mr. Huber serves on the Board of Trustees of the New Jersey Symphony Orchestra. He served on the board of the New Jersey Economic Development Authority and was Chair of the Loan Committee and the Audit Committee. Mr. Huber’s auditing and accounting and financial management experience supports his qualifications to serve on our Board as an Independent Director.

Mr. Kemly was appointed President and Chief Executive Officer of FHLBNY member Columbia Bank, effective December 31, 2011. Prior to his appointment, he held various positions at the bank including Controller, Senior Vice President, Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and Senior Executive Vice President, Chief Operating Officer. Mr. Kemly joined Columbia Bank’s Board of Directors in 2006 and the Columbia Bank Foundation’s Board of Directors upon inception in 2004. He was named Chairman of the Columbia Bank Foundation in 2012. Mr. Kemly was named to the Board of FHLBNY member Freehold Bank in 2021. With nearly 40 years of experience, Mr. Kemly has served as an active member of the banking industry. He has held several leadership positions including Chairman and Board Member of the New Jersey Bankers Association, Board Member of the Bankers Cooperative Group, Board Member of the New Jersey Bankers Charitable Foundation, President of the Financial Managers Society for the New York and New Jersey Chapter, and was a member of the OCC Mutual Savings Association Advisory Committee. He presently serves as the President of Northern New Jersey Community Bankers and is a Board Member for the Commerce and Industry Association of New Jersey. As an active member of the local community, Mr. Kemly has expanded Columbia Bank’s volunteering initiative “Team Columbia”, which encourages employees to volunteer their time and give back to those in need. In conjunction with Columbia Bank’s IPO in 2018, he grew the Columbia Bank Foundation to one of the largest private giving Foundations in the state of New Jersey. Mr. Kemly has been formally recognized for his continued support by organizations including New Bridge Services, the Boys and Girls Club of Paterson, and the Passaic Community College Foundation. He previously served on the Board of Directors for New Bridge Services. Mr. Kemly holds Bachelor’s degrees in Business Administration and Psychology from Trenton State College and an MBA in Finance from Fordham University.

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

Mr. Lipkin served as a Banking Officer in the capacity of Senior Advisor at FHLBNY member Valley National Bank. He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986. He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989. The title of President was added in 1996; he held this title through January of 2017. He served as Chairman through April 20, 2018 and Director through December 2019. In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York. Mr. Lipkin’s career in the banking industry spans 54 years. He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970. Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged. He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years. He has been honored to receive the Corporate Achievement Award from B’nai B’rith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban League of Bergen County. Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS. He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994. Mr. Lipkin has been a staunch supporter of Rutgers through the years as well. He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a past member of the University’s Board of Overseers. Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni. Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University. He is a graduate of the Stonier Graduate School of Banking as well.

Mr. Mahon joined FHLBNY member Dime Community Bank (“the Bank”) in 1980. Mr. Mahon most recently served as the Bank’s Senior Executive Vice President and Chief Operating Officer from February 2014 to December 2016, prior to being elevated to the Bank’s President and CEO in January 2017 (a title he held through the end of January, 2021). In February 2021 he became Executive Chairman of the Bank’s Board. Mr. Mahon has served as a Director of the Bank since 1988. Mr. Mahon was also the CEO of the Bank’s holding company, Dime Community Bancshares (the “Company”) from January 1, 2017 through the end of January, 2021. Mr. Mahon became Executive Chairman of the Company’s Board on February 1, 2021. He has served as a director of the Company since 2002. He was formerly a board member of the Committee for Hispanic Children and Families (“CHCF”), and a former director of Southside United HDFC (“Los Sures”), a community support organization in Williamsburg, Brooklyn, and of Brooklyn Legal Services Corporation A, a non-profit which provides legal services for low income families in Brooklyn. Mr. Mahon is a member of the National Association of Corporate Directors.

Mr. Martin is, as of January 1, 2022, Executive Chairman of Provident Financial Services, Inc. and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank. He was first elected as Chairman in 2010, served as Chief Executive Officer from 2009 until December 31, 2021, and served as President from 2004 through mid-2020. He has been in the banking industry for over 35 years. Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst. Mr. Martin previously served on the board of directors of the New Jersey Bankers Association. In addition, he served on the Federal Reserve Community Depository Institutions Advisory Council. He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves on the board of trustees and the executive committee of Elon University, and is a past president of the alumni board. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $27 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania. Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College. Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz has a long career in law, government, and public service. His experiences are as a regulator, lawyer, lobbyist and consultant. He is Managing Director, and Founding Member, of Resolute Strategies, LLC, a regulatory and public affairs consulting business based in New Jersey and also is Senior Director with Archer Public Affair in Trenton, NJ and Washington, DC. He provides regulatory and strategic advice to clients on issues including energy markets, energy industry technologies, cybersecurity, water & wastewater policy, and infrastructure development and financing. He continues to provide public service as a member of the U.S. Department of Energy Electric Advisory Committee, which provides advice to the Department regarding modernizing the nation’s electricity delivery infrastructure. Mr. Mroz is also Senior Advisor to Protect Our Power, a national non-profit advocacy organization seeking to advance protective measures, best practices and investments for cybersecurity, an issue on which he regularly is called up to comment at educational forums and in media interviews. He is the immediate past President of the New Jersey Board of Public Utilities (NJBPU), serving as chairman and chief administrative officer of the agency and functioning as the chief energy officer for New Jersey. He was President of the NJBPU from October 2014 until January 2018, and remained as a Commissioner until April 2018. Prior to becoming President of the NJBPU, he worked in private practice as a lawyer and lobbyist as Managing Director of Archer Public Affairs and was Of Counsel to Archer & Greiner P.C., in Haddonfield, New Jersey. Previous New Jersey-related government service includes serving as the full time Solicitor for Camden County, New Jersey and as a Commissioner of the Delaware River & Bay Authority and, notably, as Chief Counsel to Governor Christine Todd Whitman after serving in various capacities in her Administration. He is a graduate of the University of Delaware, and holds a J.D. from the Villanova School of Law. The legal and regulatory experience of Mr. Mroz, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is, since 2006, a Director and President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a $2.2 billion nationally chartered community focused commercial bank. Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group with increasing executive responsibilities including; Senior Vice President and Treasurer; President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York; and Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans, implementation of First Niagara’s merger and acquisition efforts, and management of its enterprise-wide risk management program. In addition, Mr. Nasca’s experience includes executive positions with Chemical Bank, Goldome FSB, and Goldome Realty Corp. He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College. Mr. Nasca is a member and past President of the Board of the Independent Bankers Association of New York State, a member of the New York Bankers Association and past Chair of the New York Bankers Association Service Corporation, and a former member of the Board of Directors of the New York Business Development Corporation. He is also involved in his community on several boards, including serving as a Trustee of Canisius College and a member of the Business Advisory Council of its Richard J. Wehle School of Business; serving as a Governing Board Member of Lifetime Healthcare, Inc. and of its subsidiaries Excellus Health Plan, Inc. (a member of the FHLBNY), MedAmerica, Inc., and Univera Healthcare; and serving as a board member of the Buffalo Urban Development Corporation, The Buffalo Niagara Partnership, and Brothers of Mercy, Inc., a Continuing Care Community.

Mr. Reeves was appointed President and Chief Executive Officer of FHLBNY member Sturdy Savings Bank on January 7, 2008. Prior to his appointment, he held various positions at the bank including Chief Operating Officer, Executive Vice President, Senior Loan Officer, Director of Commercial Lending, and Senior Vice President. Mr. Reeves joined the Board of Directors of Sturdy Savings Bank on January 7, 2008. He has worked in the banking industry in South Jersey for almost 40 years. His position prior to joining Sturdy Savings Bank was as a Regional Vice President of Commercial Lending for Chemical Bank New Jersey. He has served the NJ Bankers organization and its predecessor, the New Jersey Savings League, in many capacities, including Committee Chairperson, Member of the Board of Directors, Member of the Executive Committee, as well as by serving two-one year terms as the Chairman of the Board. Mr. Reeves served one term as a member of the CDIAC Committee of the Federal Reserve Bank of Philadelphia. His community service includes 27 years on the West Cape May Board of Education, 39 years as a member of the Kiwanis Club of Cape May, 10 years as a member of the Cape Regional Hospital Foundation Board, and 25 years as a member of the Cape May County Fishing Loan Council. He is a graduate of the University of Delaware, with a Bachelor’s of Science Degree in Financial Management and earned an MBA from Monmouth University.

Mr. Romaine effective January 1, 2022, serves as Chief Executive Officer and a director of FHLBNY member Tompkins Community Bank (“TCB”) (formerly Tompkins Trust Company); he formerly served as Chairman of TCB from May 2014 through December 2021. He has also served as a Director, President and Chief Executive Officer of TCB’s holding company, Tompkins Financial Corporation (“TFC”), since January 1, 2007. Mr. Romaine also served as a director on the boards of former FHLBNY members Tompkins Mahopac Bank from January 2003 and Tompkins Bank of Castile from January 2007 until these entities merged into TCB effective January 1, 2022. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His civic involvement includes recent service as a member of the Board of Directors of the Ithaca Aviation Heritage Foundation and the Tompkins Cortland Community College Foundation.

Dr. Soaries is the President and CEO of Corporate Community Connections, Inc., a company that assists corporations expand and improve their Corporate Social Responsibility efforts. He served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey from November 1990 to July 2021. His pastoral ministry focused on spiritual growth, educational excellence, economic empowerment, and faith-based community development. As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community was tremendous. In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods. In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc. This organization developed permanent solutions for hundreds of foster children and parents. From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do serve in that office. He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002. In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement. The dfree® strategy teaches people how to become financially self-sufficient. In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which offers a 12-step curriculum for financial wellness. Dr. Soaries currently serves as an Independent Director at Independence Realty Trust and Ocwen Financial Corporation. In July 2020, he became a Director of Uncommon Giving, a company formed to help increase charitable giving by connecting people and nonprofits. Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary. Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Ms. Thomas was Executive Vice President, Chief Diversity and Inclusion Officer at CBS Corporation (later CBS) beginning in 2014 through February 2020 and served on CBS's senior leadership team for more than 20 years. She was also an advisor to senior management at ViacomCBS Inc. prior to her retirement in August 2020. As the architect of CBS’s enterprise diversity function, Ms. Thomas identified new markets to expand brand outreach, loyalty and viewership with new revenue opportunities. She also developed innovative programs, from the CBS Diversity Institute to internal and external outreach, as well as a cost-effective supplier diversity initiative and engagement with CBS’s Government Affairs office. Ms. Thomas managed budgets across functions and worked closely with business units with a focus on efficiencies across the enterprise. As a member of the CBS Executive Sustainability Council, Ms. Thomas reviewed business unit operations to formalize processes, data collection and analytics for ESG opportunities. Previously, Ms. Thomas served as head of Business Affairs for CBS News where, as an attorney, she was the principal negotiator of content expansion and talent contracts. Ms. Thomas also transformed the CBS News archives into a profit center. Ms. Thomas is a graduate of Harvard University with honors and received a J.D. degree from the University of California, Berkeley, School of Law. Ms. Thomas has been a member of the New York State Bar since 1984 and began her legal career specializing in litigation and intellectual property law before joining CBS as Broadcast Counsel in 1986. Her leadership at nonprofit organizations is wide ranging and included positions as Treasurer and National Board Executive Committee member of the Alliance for Women in Media, with audit, risk assessment and governance responsibilities, where she currently serves on its Foundation board. She was Chair of the Grants, Education and Policy Committee of Komen NYC Race for the Cure and Chair of the NAACP Spingarn Award committee in 2010 and again in 2018. She was also Board Chair of the Institute for Advanced Journalism Studies at North Carolina A&T, and is currently on the Board of Visitors of Howard University’s School of Communications (since 2005). Ms. Thomas has received numerous awards and honors including the Congressionally recognized Ellis Island Medal of Honor, a 20th Anniversary Multichannel News “Wonder Woman” Award, and recognized by the Financial Times in its 2021 Agenda Diversity 100 as well as multiple recognitions by Black Enterprise magazine. She was also inducted into the Disability Mentoring Hall of Fame. Ms. Thomas’ legal and regulatory and organizational management experience, and her experience with diversity, supports her qualifications to serve on our Board as an Independent Director.

Mr. Vázquez has since April 2004 served as Senior Executive Vice President of Banco Popular de Puerto Rico (BPPR), Puerto Rico’s largest bank and a member of the FHLBNY. He served as director of BPPR from October 2011 to July 2021. From September 2010 until September 2014, he was President of Popular Bank (PB), a New-York chartered bank and member of the FHLBNY; since October 2010 he has served as a director of PB. In 2013, Mr. Vázquez was named Executive Vice President and Chief Financial Officer of Popular, Inc., the bank holding company of BPPR and PB. Popular, Inc. is a NASDAQ listed and SEC registered company (ticker: BPOP) which is presently the 40st largest financial holding company in the United States with assets over $72 billion and is principally supervised by the Federal Reserve Bank of NY. Mr. Vázquez is a member of Popular, Inc.’s Senior Management Team, heads Popular’s Asset & Liability Management Committee and serves as a member of Popular’s Credit Strategy Committee. He is also a member of the board of directors of certain subsidiaries of Popular, Inc., including Popular Securities Inc. and Popular Auto LLC, and is Vice Chairman of the Banco Popular Foundation. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and the Risk Management MIS Divisions. From 2004 through 2010 he headed Popular, Inc.’s Consumer Lending Group for Puerto Rico, responsible for personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto. Before joining Popular, Inc., Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc. In the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean. Mr. Vázquez also serves on the national Advisory Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy. Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute. Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees. He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera. He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla. While Commissioner, Ms. Weyne served as Vice President of the board of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration. She was also a member of various committees of the National Association of Insurance Commissioners and also a member of the Association of Latin American Insurance Superintendents Association. Ms. Weyne’s accomplishments during her 40 years of experience in the insurance sector, which started as an actuary in the Office of the Commissioner of Insurance, have included presiding a premium finance company, a claims adjusting firm, a managing general agent of which she later became owner, and presidencies of both life and disability and property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations. Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico, where she also taught mathematics. Among the entities where she has served as a board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe, the Trust of the Supreme Court of Puerto Rico, the Puerto Rico Chapter of the World Presidents Organization as well as the Tourism Scholarship Foundation and the School of Architecture of the University of Puerto Rico. She has also received numerous awards and recognitions such as the Top Management Award from the Sales and Marketing Association of Puerto Rico, Outstanding Woman in Business Award from the Puerto Rico Chamber of Commerce, Outstanding Woman Award from the Girl Scouts of America, and Successful Woman of the Year Award from El Nuevo Dia Newspaper. She was also named National Judge for the Ernst & Young Entrepreneur of the Year Award program. Presently, Ms. Weyne is a consultant and serves as a member of the advisory board of Rafael J. Nido, Inc., and is Chairman of the Board of MMM Foundation. Ms. Weyne’s organizational and financial management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2021 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/22/22	3/22/2022	Bank Since	Member Since
José R. González	President & Chief Executive Officer	67	10/15/13	10/15/13
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	54	09/22/08	07/12/16
Edwin Artuz	Senior Vice President, Head of Corporate Services and Director of Diversity and Inclusion	60	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President, Chief Risk Officer	59	10/17/11	01/01/15
Adam Goldstein	Senior Vice President, Chief Business Officer	48	07/14/97	03/20/08
Kevin M. Neylan	Senior Vice President, Chief Financial Officer	64	04/30/01	03/31/04
Deborah Cynthia R. Palladino	Senior Vice President, Head of Affordable Housing and Community Investment	65	06/01/10	10/01/19
Michael L. Radziemski	Senior Vice President, Chief Information Officer	60	07/15/19	01/01/20
Philip A. Scott	Senior Vice President, Chief Capital Markets Officer	63	08/28/06	09/03/14
Michael A. Volpe*	Senior Vice President, Head of Bank Operations	54	12/22/86	10/01/19
Jonathan R. West	Senior Vice President, Chief Legal Officer	65	05/01/15	05/01/15

*Left employment 7/25/98; rehired 10/23/06.

Mr. González was appointed President and CEO of the Federal Home Loan Bank of New York on April 2, 2014. Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President. Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013. Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.). Mr. González has also been a member of the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions since July 2014 and has served as Vice Chairman since January 1, 2022. From August 31, 2016 to August 31, 2020, Mr. González served as a member of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010. From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander. After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations. He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989. He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

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

Mr. Artuz has served as Chief Administrative Officer and Director of Diversity & Inclusion since January 1, 2022. Mr. Artuz previously served as the Head of Corporate Services and Director of Diversity & Inclusion beginning on July 1, 2014. Mr. Artuz directs the management of the Bank’s Office of Minority and Women Inclusion in the areas of Human Resources, Procurement and education and outreach to ensure that regulatory requirements are met and exceeded. Mr. Artuz also provides overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations. These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, succession planning, employee communications, and external and internal Human Resources information systems services. Mr. Artuz has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits. Mr. Artuz also provides strategic direction and leadership to the organization’s Corporate Real Estate departments to ensure efficient and effective management of the firm’s physical resources. Mr. Artuz holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island. Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017. Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016. In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice and serves as the Bank’s Compliance Officer. This role encompasses Financial Risk Management and Credit Risk Analytics; Credit and Collateral Risk; Model Risk; Operational Risk; Technology Risk, including cybersecurity risk; Climate Risk and Compliance. She is a member of the Bank’s Management Committee and serves on many of the FHLBNY’s internal committees, including chairing the Enterprise Risk Committee. She also serves as the primary contact for the Bank’s regulator, the Federal Housing Financing Agency. In 2021, Ms. Feinberg launched “Leading Ladies,” an ongoing program to support, empower, value and recognize the women of the FHLBNY. Ms. Feinberg joined the Bank in October 2011 as the Director of Finance. In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc. Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years. She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude. She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification. She is a member of the NYSCPA, AICPA and the PRMIA Market, Liquidity and Asset Liability Management Risk Leader Group.

Mr. Goldstein was named Chief Business Officer in December of 2015. In this role, he leads the Sales, Marketing, Membership and Research activities for all business lines. In addition, he manages the FHLBNY’s Mortgage Asset Programs and Member Service Desk. Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing. Mr. Goldstein joined us in June 1997 and has held a number of key positions in our business areas. He has been a member of the FHLBNY’s Management Committee since 2008. He serves on many of the FHLB System Committees and is the Chairman of the GSIB Task Force and the In-District Regulatory Outreach Task Force. He also serves on many of the FHLBNY’s internal Committees and created the Products, Services and Membership Committee and created the FHLBNY’s Leadership Framework. He is a co-sponsor leading the FHLBNY’s Strategic Planning process, where he assists with the development and execution of the strategic plan and new initiatives. He speaks at a variety of trade conventions and conferences, engages bond investors and provides training for regulatory agencies as the Bank’s member regulatory and trade organization liaison. Mr. Goldstein is a member of the American FinTech Council and a member of their Community Advisory Board. In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Management Excellence from the Harvard University School of Business, in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University and in Finance from The New York Institute of Finance. He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Finance Committee and former Chairman of their Audit Committee.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2021 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Kevin Cummings (2021 Chair/2022 Vice Chair), David R. Huber (2022 Chair/2021 Vice Chair), Thomas L. Hoy, Thomas J. Kemly, Charles E. Kilbourne, III, Christopher P. Martin, Gerald L. Reeves, and Larry E. Thompson.

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

ITEM 11.EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

I.Introduction

This section describes and analyzes the Bank’s 2021 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and our other most highly compensated executive officers who were serving as executive officers on December 31, 2021. The Bank’s named executive officers during 2021 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Melody J. Feinberg (Senior Vice President and Chief Risk Officer); 4) Michael Radziemski (Senior Vice President and Chief Information Officer); and 5) Philip A. Scott (Senior Vice President and Chief Capital Markets Officer).

a)Compensation & Human Resources Committee Oversight of Compensation

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

The Board has delegated to the C&HR Committee the authority to approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of the Chief Executive Officer’s compensation; and ii) any other advisors that it shall deem necessary to assist in fulfilling its duties. The Charter of the C&HR Committee is available in the Corporate Governance section of our web site located at www.fhlbny.com.

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

In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks and the Office of Finance are expected to adhere in setting executive compensation policies and practices. These principles consist of the following:

●	Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;
●	Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;
●	A significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome indicators;
●	A significant percentage of an executive's incentive-based compensation should be deferred and made contingent upon performance over several years; and
●	The FHLBank’s Board of Directors should promote accountability and transparency in the process of setting compensation.

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

In light of the Finance Agency’s authority, the Bank’s compensation practices and policies described in this Item 11 are subject to adjustment as a result of regulatory guidance and directives. In this regard, we note that, on December 22, 2020, the FHFA issued confidential guidance concerning the factors the regulator considers relevant in its oversight of executive compensation-related determinations under its regulations and guidance. In June of 2021, the FHFA issued a request for input regarding executive compensation-related matters and the eleven Home Loan Banks provided joint comments in response. The Bank has been involved in ongoing discussions over time with the FHFA regarding various executive compensation topics

The Bank is exempt from SEC proxy rules and as such does not provide shareholder advisory “say on pay” votes regarding executive compensation.

b)About the Bank’s Mission

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

c)Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. In September 2018, the Board-approved an updated Compensation Policy as a result of the 2018 Total Rewards Study discussed in Section II below, which was in effect for all compensation decisions effective January 2021 through December 2021 include the following:

●	The Bank will focus on Regional/Commercial Banks $20B+ in assets within the Metro New York Market (where available) as the “Primary Peer Group” for benchmarking at the 50th percentile of the market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.
●	Bank Management Committee members and all Bank Officers will be matched against ‘level-for-level’ jobs and the publicly available proxy data. Other FHLBanks will be used as a “Secondary Peer Group” and benchmarking will be targeted at the 75th percentile of total compensation for establishing competitive pay levels.
●	Use publicly available data from Regional/Commercial Banks $20B-$65B in assets for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.
●	For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. large and global financial firms) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.

●	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of officer positions each year.
●	A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits (“Total Rewards Study”) in determining market competitiveness every third year.

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

●	Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;
●	Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and
●	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

II.The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan (“IC Plan”); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Nonqualified Defined Benefit Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DB BEP”), the Nonqualified Defined Contribution Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DC BEP”), and the Nonqualified Deferred Incentive Compensation Plan (“NDICP”)); and (c) health and life and disability insurance programs available to all employees.

The objectives of the total compensation program are to help motivate employees to achieve consistent and superior results, taking into account prudent risk management, over a long period of time. We also provide a program that allows us to compete for and retain talent that otherwise might be lured away.

a)2018 Total Rewards Study Results

In accordance with the Board-approved Compensation Policy, we periodically evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness in the context of recruitment and retention.

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

American Express	CIBC	PNC Financial Services Group, Inc
Banco Santander New York	Cisco Systems, Inc.	RBC Bank- US
Bank of America Corporation BMO Financial Group	Citigroup Inc. ING	State Street Corporation TD Bank
BNY Mellon	Intuit Inc.
Capital One	M&T Bank Corporation

b)2021 Compensation Benchmarking

For the year 2021, Towers used for compensation benchmarking analysis purposes the Compensation Policy as of September 2018 for all NEO compensation decisions in effect beginning January 2021 (details of which are provided above).

The Bank received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2021) for the NEOs, which letter was based upon the results of compensation benchmarking analysis by Towers.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

c)Market Data Participants — Commercial Banks used for 2021 market pay analysis:

Associated Bank	Iberia Bank	Synovus
Comerica	People’s United Bank	TCF Financial
Commerce Bancshares	Popular	Webster Bank
First Citizens Bank	SVB Financial	Wintrust Financial

In addition, the FHLBanks were included in the 2021 compensation benchmarking analysis.

d)Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultants Towers and McLagan Partners, Inc. (“McLagan”) in the year 2021 was $76,000. Regarding compensation consulting, payments made to Towers were in the amount of $41,000. McLagan also provided services for 2021 NEO compensation benchmarking services in the amount of $35,000. With respect to matters unrelated to compensation consulting, the Bank separately engaged Towers for insurance placement services in the amount of $802,000 in 2021. The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2021. While the C&HR Committee has concluded that no conflict of interest was created by management's engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III. IC Plan

a)Overview of the 2021 IC Plan

The objective of the Bank’s 2021 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2021 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2021 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees are eligible to participate in the 2021 IC Plan. Awards under the 2021 IC Plan were calculated based upon performance during 2021 and paid to participants on March 4, 2022.

When employees are individually evaluated, they receive one of four performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; or “Below Requirements”. Incentive Compensation Plan awards are only paid to participants who have attained at least a “Meets Requirements” rating on their individual performance evaluations and do not have any unresolved disciplinary matters.

b)Bankwide Performance Goals

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

The actual results for each goal may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges either threshold and target, or target and maximum. For example, if the actual results fall between target and maximum, the Incentive Plan participant will receive the payout for achieving target plus an additional amount for the excess over target. This calculation is performed for each Bankwide goal. For each goal, there is no payout if the actual result does not reach the threshold, and the payout is capped at maximum.

The 2021 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold)
80% (Target)
100% (Maximum)
Other NEOs	30% (Threshold)
50% (Target)
75% (Maximum)

The 2021 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

●	A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;
●	An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and
●	Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.
1.	Financial/Return Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Return Component- Dividend Capacity as forecasted in the 2021 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	3.25%	3.75%	4.25%	4.05%

instruments. In addition, the target is adjusted due to changes in market interest rates during the year.

2.	Risk Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Risk Component -The 2021 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	3

The three metrics are:

1) Capital Protection: This measure seeks to ensure members paid in capital stock are protected from potential and plausible losses. Measured as the MVE/CS ratio, this measure is defined as the quotient from dividing the Market Value of Equity (MVE) by the amount of Capital Stock (CS) outstanding and is measured monthly (last business day);

	A PASS rating will be earned if the measure is at or above 108% for 9 of 12 calendar months.

2) Operational Exceptions: The health of the Bank’s operational control environment is represented by the aggregate number of risk events and the economic losses (i.e., an out-of-pocket loss without consideration of any insurance recoveries).

A PASS rating is earned when the Bank experiences:
1. Less than 20 Risk Events for the year; and
2. Sustains an aggregate economic loss (Operational Error Amount Post Remediation) of less than $3 mm for the year.

3) Control Awareness and Sustainment Training: This measure seeks to encourage bank-wide participation in the Bank’s risk-focused training programs. As all employees are considered risk managers, this goal helps to engage and educate all employees to increase their perspective on risk related topics.

	A PASS is earned when at least 95% of active Bank employees complete all training modules rolled out during the year via the Bank’s Learning Management System within 30 calendar days of enrollment.

3.	Mission and Membership Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Community Investment, Business Development and Outreach	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs.	20%	12	24	36	38

New Members	The number of members who, in 2021, either:		8	13	18	11
	1) submit applications for the first time;
	2) submit an application after having not participated in the past two years; or
	3) submit more applications than what was submitted in 2020.

Advances Balances	Supports the provision of liquidity to members for housing and community development activities.		$78.7B	$87.5B	$91.8B	$80.0B

Market Share	Helps the Bank gauge its competitive position against a variety of wholesale funding alternative used by members. Strengthens the franchise as an “advances bank”.		39%	43%	47%	41.46%

Mortgage Asset Program

Purchase mortgage loans from members through MAP, in addition to MPF for Q1, provides a well-performing asset, adheres to the Bank’s mission, fulfills a member need in the marketplace, and allows the Bank to continue to provide liquidity in diverse ways.

			$329M	$365M	$383M	$198M

New PFIs	Promotes growth of approved member enrollments in MAP to build the business.		15	20	25	25

4.	Technology Strategy Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Business Technology Strategy Goals will focus on three key tenets that are related to the success of the Business Technology Strategy:		15%

(1) Improved Technology Debt Management	# of Applications or Platforms removed or upgraded to reduce technology debt or proactively address infrastructure and applications prior to reaching non-support status.		9	11	13	15

(2) Focus on “Change the Bank” Activities: Percentage of work efforts defined as “Change the Bank” Activities (Executing or Closed)	% of Work Efforts Defined as "Change the Bank".		50%	66%	83%	33.33%

(3) Increased Operational Efficiency	% of work effort milestones that are executing or completed which will lead to operational efficiencies and process improvements.		50%	66%	83%	100%

The weighted average result for Bankwide goals for all groups except Risk Management (excluding Internal Audit) was 44.9% above target. The weighted result for Risk Management was 46.9%. Payments are interpolated between the target and maximum amounts.

c)Clawback Provision of the Incentive Compensation Plan

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

d)Required Deferral of IC Plan Awards

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

IV.Retirement Benefits

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

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There are no NEOs who qualified for this benefit.

b) DB Plan

The DB Plan is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

Participants who, as of July 1, 2008, had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentive compensation opportunities available under the Bank’s IC Plan, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award. The Normal Form of Payment is a lump sum distribution or life annuity with a guaranteed 12-year payout. A 1% simple interest cost of living adjustment (“COLA”) is provided annually to participants beginning at age 66. These participants are identified herein as “DB Plan A.”

For participants who, as of July 1, 2008, did not have five years of DB Plan service and attained age 50 years or older, identified herein as “DB Plan B”, the DB Plan provides a benefit of 2.0% of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment for participants hired on or after July 1, 2008 is a lump sum distribution or life annuity (i.e., an annuity paid until the death of the participant). The guaranteed 12-year payout option under a life annuity, as previously provided to Grandfathered participants, was terminated effective July 1, 2008. In addition, for the Non-Grandfathered participants, COLAs are no longer provided on future accruals.

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

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN (DB PLAN) PROVISIONS	DB PLAN A**	DB PLAN B***	DB PLAN C****

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Lump sum distribution or Life Annuity with Guaranteed 12 Year Payout	Lump sum distribution or Straight Life Annuity	Lump sum distribution or Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

* Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

** This includes the following NEO: K. Neylan.

*** This includes the following NEOs: M. Feinberg; J. González; and P. Scott.

**** This includes the following NEO: M. Radziemski.

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

Cost of Living Adjustments (“COLAs”) — Once a DB Plan A retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to DB Plan B and C Employees on benefits accruing after that date.

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

The Bank’s practice regarding contributions to the DB Plan is to make contributions to the DB Plan in amounts greater than the minimum required contribution as determined actuarially under current pension rules established under current Federal law.

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

NON-QUALIFIED DEFINED BENEFIT (DB BEP PLAN) PROVISIONS	DB BEP PLAN A*	DB BEP PLAN B**

Benefit Multiplier	2.5%	2.0%

Final Average Pay Period	High 3-Year	High 5-Year

Normal Form of Payment	Lump Sum Distribution or Life Annuity with Guaranteed 12 Year Payout	Lump Sum Distribution or Straight Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None

* This includes the following NEOs: J. González and K. Neylan. Effective January 1, 2019, the DB BEP Component of the Supplemental Executive Retirement Plan was amended to provide J. González with the provisions under DB Plan A of the DB Plan.

** This includes the following NEOs: M. Feinberg; M. Radziemski and P. Scott.

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

On September 24, 2021, the Bank’s Board of Directors approved a revision to the DB BEP to include a lump sum distribution option, as currently provided under the DB Plan. The DB BEP lump sum distribution option is available to current and future members of the DB BEP.

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

V.Health and Welfare Programs and Other Benefits

a)Perquisites and Benefits

We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same general terms and conditions:

●	Medical, dental, and vision insurance (subject to employee expense sharing);
●	Vacation leave, which increases based upon officer title and years of service;

●	Life and long-term disability insurance (NEOs are eligible for enhanced monthly benefits under our disability insurance program);
●	Travel and accident insurance which include life insurance benefits;
●	Educational assistance; and
●	Employee relocation assistance, where appropriate, for new hires.

b)Retiree Medical

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

Effective January 1, 2008, for employees who, as of December 31, 2007, did not have 5 years of service and were age 60 or older, herein identified as “Non-Grandfathered,” we contributed $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45. The total cost of medical coverage elected by the employee (determined by the number of individuals including the retiree, the retiree’s spouse, and each other dependent of the retiree) under the Plan is then reduced by the Bank contribution from age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled). There are no NEOs who qualify for this benefit.

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

* This includes the following NEOs: K. Neylan.

VI.Severance Plan, Executive Change in Control Agreements and Golden Parachute Rule

a)Severance Plan

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

(v) are unable to perform his/her duties in a satisfactory manner and is warranted that the employee would not be discharged for cause; or

(vi) had their employment terminated as a result of a change in control (however, in the event of a change in control that affects the Bank President, the other Bank NEOs, and the Chief Audit Officer, provisions contained in separate Executive Change in Control Agreements shall govern: see below for more information).

An officer shall be eligible for two weeks of severance benefits for each six-month period of service with the Bank (even if the employment has been less than six months), but not less than eight weeks of severance benefits nor more than thirty-six weeks of such benefits; in the event of a change in control, the ‘floor’ and ‘cap’ shall be twelve weeks and fifty-two weeks, respectively. Non-officers are eligible for severance benefits in accordance with different formulas.

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

b)Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were initially executed in January 2016 and have been renewed every three years, most recently in January 2022, between the FHLBNY and the NEOs, which provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.

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

c)Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2021 restricted by the Finance Agency.

VII. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.

VIII. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2021 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2021.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

DeForest B. Soaries, Jr., Chair

David J. Nasca, Vice Chair

Kevin Cummings

David R. Huber

Kenneth J. Mahon

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

In addition, we are prohibited by regulations from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer group do offer these types of compensation. The total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured, and we believe that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs are reflective of the low-risk culture.

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2021, through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Gerald H. Lipkin, David R. Huber, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Stephen S. Romaine, and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past. Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2021, 2020 and 2019 (in dollars):

Summary Compensation Table for Calendar Years 2021, 2020 and 2019

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation (b)(2)	Compensation (c)(3)	Total (d)
José R. González	2021	$996,000	—	—	—	$894,201	$741,000	$105,311	$2,736,512
President &	2020	$996,000	—	—	—	$1,018,077	$1,430,000	$173,052	$3,617,129
Chief Executive Officer (PEO)	2019	$993,600	—	—	—	$961,906	$2,736,000	$145,233	$4,836,739

Kevin M. Neylan	2021	$565,950	—	—	—	$364,841	$633,000	$60,021	$1,623,812
Senior Vice President,	2020	$550,000	—	—	—	$415,545	$1,483,000	$125,734	$2,574,279
Chief Financial Officer (PFO)	2019	$531,787	—	—	—	$365,340	$1,598,000	$71,995	$2,567,122

Melody J. Feinberg	2021	$488,775	—	—	—	$316,997	$318,000	$55,403	$1,179,175
Senior Vice President,	2020	$475,000	—	—	—	$357,828	$575,000	$111,787	$1,519,615
Chief Risk Officer	2019	$438,813	—	—	—	$302,648	$453,000	$60,018	$1,254,479

Michael L Radziemski*	2021	$467,475	—	—	—	$288,463	$59,000	$51,620	$866,558
Senior Vice President,
Chief Information Officer

Philip A. Scott	2021	$508,094	—	—	—	$326,427	$395,000	$51,892	$1,281,413
Senior Vice President,	2020	$490,438	—	—	—	$368,926	$814,000	$123,444	$1,796,808
Chief Capital Markets Officer	2019	$475,000	—	—	—	$324,382	$742,000	$61,996	$1,603,378

Footnotes for Summary Compensation Table for the Year Ending December 31, 2021

(1) The amounts in column (a) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2021, 2020, and 2019 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2021 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 17, 2021. The amounts in column (a) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2021: $45,800 for J. González, $18,198 for K. Neylan, $15,180 for M. Feinberg, $2,136 for M. Radziemski and $15,221 for P. Scott.

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

(3) The amounts in column (c) for 2021 consist of the components in the following table which presents in dollars:

		Matching
		contributions under
		the Bank’s non-
	Bank Contributions	qualified Defined
	under the 401(k)	Contribution Benefit
Name	Plan (1)	Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other	Total
José R. González	$16,089	$73,551	$15,671	$—	$—	$105,311

Kevin M. Neylan	$8,885	$42,029	$7,942	$1,165	$—	$60,021

Melody J. Feinberg	$8,769	$35,201	$11,025	$408	$—	$55,403

Michael L Radziemski*	$16,170	$25,885	$9,565	$—	$—	$51,620

Philip A. Scott	$9,054	$36,650	$5,370	$818	$—	$51,892

(1)Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)Includes amount of funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long-term disability insurance.

(4)The Bank paid tax gross-up amounts for K. Neylan, M. Feinberg and P. Scott’s for anniversary awards. This amount is included in column (c) of the Summary Compensation Table.

* M. Radziemski is a new NEO in 2021.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2021 (in whole dollars).

Grants of Plan-Based Awards for Calendar Year 2021

Grants of Plan-Based Awards for Fiscal Year 2021
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/17/2021	$498,000	$796,800	$996,000	$—	$—	$—	—	—	$—	$—

Kevin M. Neylan	2/17/2021	$169,785	$282,975	$424,463	$—	$—	$—	—	—	$—	$—

Melody J. Feinberg	2/17/2021	$146,633	$244,388	$366,581	$—	$—	$—	—	—	$—	$—

Michael L. Radziemski	2/17/2021	$140,243	$233,738	$350,606	$—	$—	$—	—	—	$—	$—

Philip A. Scott	2/17/2021	$152,428	$254,047	$381,071	$—	$—	$—	—	—	$—	$—

(1)	On this date, the Board of Directors’ C&HR Committee approved the 2021 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)	Amounts represent potential awards under the 2021 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2021

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	2021
	Annual Salary	Threshold	Target(1)	Maximum	Actual Result (2)
					Total	Current
					Communicated	Communicated
		Bank Performance			Award (3)	Incentive Award (4)
President		50%	80%	100%
José R. González	$996,000	$498,000	$796,800	$996,000	$848,401	$424,200
President & Chief Executive Officer

Other NEOs		30%	50%	75%
Kevin M. Neylan	$565,950	$169,785	$282,975	$424,463	$346,643	$173,321
Senior Vice President, Chief Financial Officer

Melody J. Feinberg	$488,775	$146,633	$244,388	$366,581	$301,817	$150,909
Senior Vice President, Chief Risk Officer

Michael L. Radziemski	$467,475	$140,243	$233,738	$350,606	$286,327	$143,163
Senior Vice President, Chief Information Officer

Philip A. Scott	$508,094	$152,428	$254,047	$381,071	$311,206	$155,603
Senior Vice President, Chief Capital Markets Officer

(1)	Each NEO’s Incentive Compensation is weighted at 100% Bank Performance.
(2)

The weighted average result for Bankwide goals for all groups except Risk Management was 44.9% above target. The weighted result for Risk Management was 46.9% above target. Payments are interpolated between the target and maximum amounts.

(3)	The Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by the percentage above target of the participant group.
(4)

There may be small differences in the calculated payout amounts due to rounding. The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2022 for performance in 2021. [Refer to Section III d (Required Deferral of IC Plan Awards) of this Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees, except that we do provide Executive Change in Control Agreements to the NEOs (refer to Section VI. b. of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details). However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short- and long-term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2022	2021	% Increase
José R. González	$1,110,000	$996,000	11.45%
Kevin M. Neylan	$586,324	$565,950	3.60%
Melody J. Feinberg	$506,371	$488,775	3.60%
Michael L. Radziemski	$481,031	$467,475	2.90%
Philip A. Scott	$522,828	$508,094	2.90%

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

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	7.83	$646,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	7.83	$6,016,000	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	20.33	$2,481,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	20.33	$6,047,000	$—

Melody J. Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	9.83	$769,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	9.83	$1,306,000	$—

Michael L. Radziemski	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	2.08	$124,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	2.08	$—	$—

Philip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	15.00	$1,312,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	15.00	$2,277,000	$—

(1)

Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2021.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2021
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$69,769	$73,438	$83,896	$—	$706,921
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$77,348	$41,954	$55,849	$—	$657,244
NDICP	$253,174	$—	$34,056	$—	$643,826

Melody J. Feinberg
DC BEP	$63,255	$35,074	$11,724	$—	$269,423
NDICP	$32,813	$—	$126,977	$—	$1,109,806

Michael L. Radziemski
DC BEP	$18,929	$23,633	$716	$—	$43,278
NDICP	$—	$—	$—	$—	$—

Philip A. Scott
DC BEP	$61,890	$36,537	$59,321	$—	$466,049
NDICP	$251,659	$—	$158,067	$—	$1,219,388

(1)	These amounts as they pertain to the DC BEP and NDICP are also included in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our DC BEP and NDICP).

(2)	These totals as they pertain to the DC BEP are also included in the “All Other Compensation” column of the Summary Compensation Table. There are no registrant contributions in connection with the NDICP.

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2021 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2021 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	32	$996,000	$612,923
Kevin M. Neylan	36	$565,950	$391,812
Melody J. Feinberg	36	$488,775	$338,383
Michael L. Radziemski	8	$467,475	$71,919
Philip A. Scott	36	$508,094	$351,757

*	Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a Bank “change in control”.  The CIC Agreements were renewed in January 2022 for an additional three-year period.

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2021 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2021 Bank Merger or Acquisition

Provision	José González	Kevin Neylan	Melody Feinberg	Michael Radziemski	Philip Scott
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Mr. Neylan, Ms.Feinberg, Mr. Radziemski and Mr. Scott	$2,975,648	$823,868	$701,294	$647,041	$736,766
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Mr. Neylan, Ms.Feinberg, Mr. Radziemski and Mr. Scott	$2,376,691	$398,840	$329,109	$197,685	$315,383
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$21,687	$30,206	$2,000	$31,349	$20,655
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“Nonqualified DB BEP”) of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Mr. Neylan, Goldstein, Scott, and Ms. Feinberg	$2,513,856	$734,106	$357,065	$193,307	$405,897
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan employer three match of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Mr. Neylan, Ms. Feinberg, Mr. Radziemski and Mr. Scott	$268,920	$76,403	$65,985	$63,109	$68,593
Total value of contract	$8,186,802	$2,093,423	$1,485,453	$1,162,491	$1,577,294

a)

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Required Deferral of IC Plan Award”).

CEO Pay Ratio

For the year ended December 31, 2021, the ratio of our CEO’s Total Compensation to the FHLBNYs median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is 16.6:1. Total Compensation of the Median Employee for 2021 is calculated in the same manner “Total Compensation” for 2021 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. For 2021, the Total Compensation of the Median Employee was $164,755 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,736,512.

We identified the Median Employee using the date of October 1, 2021, by compiling the amount of base salary and incentive awards as reflected in our payroll records for each of the employees who were employed by the FHLBNY in 2021 regardless of current employment status and ranking the annualized cash compensation for all such employees (a list of 377 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2021.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2021 (whole dollars):

					Change in
					Pension Value
					and Nonqualified
	Fees			Non-Equity	Deferred
	Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
John R. Buran	$145,000	$—	$—	$—	$—	$—	$145,000
Larry E. Thompson	125,000	—	—	—	—	—	125,000
Danelle Barrett	112,500	—	—	—	—	—	112,500
Kevin Cummings	122,000	—	—	—	—	—	122,000
Michael M. Horn	122,000	—	—	—	—	—	122,000
Thomas L. Hoy	122,000	—	—	—	—	—	122,000
David R. Huber	112,500	—	—	—	—	—	112,500
Thomas J. Kemly	112,500	—	—	—	—	—	112,500
Charles E. Kilbourne, III	112,500	—	—	—	—	—	112,500
Gerald H. Lipkin	112,500	—	—	—	—	—	112,500
Kenneth J. Mahon	112,500	—	—	—	—	—	112,500
Christopher P. Martin	112,500	—	—	—	—	—	112,500
Richard S. Mroz	122,000	—	—	—	—	—	122,000
David J. Nasca	112,500	—	—	—	—	—	112,500
Stephen S. Romaine	112,500	—	—	—	—	—	112,500
DeForest B. Soaries, Jr.	122,000	—	—	—	—	—	122,000
Carlos J. Vázquez	122,000	—	—	—	—	—	122,000
Ángela Weyne	112,500	—	—	—	—	—	112,500
Total Fees	$2,127,000	$—	$—	$—	$—	$—	$2,127,000

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

In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:

●	the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;

●	the highly competitive environment for talent in the New York City metropolitan area -- a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located (and in this regard, we note that Directors are required to be sourced from within the District and the pay rate must reflect the local market);
●	the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business as the Board meets more frequently than many public company boards;
●	the FHLBNY must pay competitive director compensation in order to attract and retain diverse board members who often have several opportunities to join boards;
●	the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend -- and an institution which wishes to maintain this performance; and
●	Director compensation surveys performed over time by outside compensation consulting firm McLagan, most recently in 2021 -- surveys which have provided the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.

The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2021. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2022.

Director Fee Opportunities — 2021 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears)(b)
Chairman	$18,125
Vice Chairman	$15,625
Committee Chairs (a)	$15,250
All Other Directors	$14,060

Director Annual Compensation Limits — 2021 (in whole dollars)

Position	Annual Limit
Chairman	$145,000
Vice Chairman	$125,000
Committee Chairs (a)	$122,000
All Other Directors	$112,500

Director Fee Opportunities — 2022 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears)(c)
Chairman	$19,062
Vice Chairman	$16,562
Committee Chairs (a)	$16,250
All Other Directors	$15,000

Director Annual Compensation Limits — 2022 (in whole dollars)

Position	Annual Limit
Chairman	$152,500
Vice Chairman	$132,500
Committee Chairs (a)	$130,000
All Other Directors	$120,000
(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.
(b)	The numbers in this column represent payments for each of eight meetings attended by the Board Chair, the Board Vice Chair and the Committee Chairs. The numbers in this column also represent payments for each of seven meetings attended by all other Directors. If an eighth meeting is attended by the other Directors, they will receive $14,080 for that eighth meeting.
(c)	The numbers in this column represent payments for each of eight meetings attended by the Committee Chairs and all other Directors other than the Board Chair and Board Vice Chair. The numbers in this column also represent payments for each of seven meetings attended by the Board Chair and the Board Vice Chair. If an eighth meeting is attended by the Board Chair, they will receive $19,066 for that meeting. If an eighth meeting is attended by the Board Vice Chair, they will receive $16,566 for that meeting.

Director Compensation Policy: Director Expenses

The Director Compensation Policy also authorizes us to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes, Directors’ official duties can include:

●	Meetings of the Board and Board Committees
●	Meetings requested by the Federal Housing Finance Agency
●	Meetings of Federal Home Loan Bank System committees
●	Federal Home Loan Bank System director orientation meetings
●	Meetings of the Council of Federal Home Loan Banks and Council committees
●	Attendance at other events on behalf of the Bank with prior approval

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own our capital stock. As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2022 and December 31, 2021:

		Number	Percent
	February 28, 2022	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,224	15.99%
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	598	1.32
Subtotal MetLife, Inc.		7,822	17.31
New York Community Bank	102 Duffy Avenue, Hicksville, NY, 11801	7,126	15.78
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	3,372	7.47
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,128	6.93
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	2,594	5.74
		24,042	53.23%

		Number	Percent
	December 31, 2021	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	7,179	15.94%
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	508	1.13
Subtotal MetLife, Inc.		7,687	17.07
New York Community Bank	102 Duffy Avenue, Hicksville, NY, 11801	7,340	16.30
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	3,376	7.50
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,109	6.90
		21,512	47.77%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
Investors Bank	Kevin Cummings	Short Hills	NJ	1,764	3.92%
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	905	2.01
Flushing Bank	John R. Buran	Uniondale	NY	359	0.80
Provident Bank	Christopher P. Martin	Iselin	NJ	342	0.76
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	302	0.67
Banco Popular North America	Carlos J. Vázquez	San Juan	PR	297	0.66
Columbia Bank	Thomas J. Kemly	Fair Lawn	NJ	214	0.47
Dime Community Bank	Kenneth J. Mahon	Brooklyn	NY	128	0.28
Tompkins Trust Company	Stephen S. Romaine	Ithaca	NY	48	0.11
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	35	0.08
Evans Bank, N.A	David J. Nasca	Williamsville	NY	30	0.07
				4,424	9.83%

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In General

During the period from January 1, 2021 through and including the date of this annual report on Form 10-K, the Bank had a total of 21 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 202 through and including the date of this Annual Report on Form 10-K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2021 through and including the date of this annual report on Form 10-K (i.e., Danelle M. Barrett, Michael M. Horn, David R. Huber, Charles E. Kilbourne, III, Richard S. Mroz, DeForest B. Soaries, Jr., Josie J. Thomas, Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Thomas R. Cangemi, Kevin Cummings, Thomas L. Hoy, Thomas J. Kemly, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Gerald L. Reeves, Stephen S. Romaine, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2021 through and including the date of this annual report on Form 10-K (Kevin Cummings, Thomas L. Hoy, Thomas J. Kemly, Christopher P. Martin and Gerald L. Reeves) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2021 through and including the date of this annual report on Form 10-K (David R. Huber, Charles E. Kilbourne, III and Larry E. Thompson) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.

Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2021 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2021 through and including the date of this annual report on Form 10-K (Kevin Cummings, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca and Stephen S. Romaine) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2021 through and including the date of this annual report on Form 10-K (David R. Huber, DeForest B. Soaries, Jr. and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years ended December 31,
	2021 (a)	2020 (a)	2019 (a)
Audit Fees and Expenses	$995	$960	$874
Audit-related Fees	61	58	148
Tax Fees	20	20	12
All Other Fees	4	3	1
Total	$1,080	$1,041	$1,035
(a)

The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $74 thousand, $78 thousand and $66 thousand for 2021, 2020 and 2019, incurred in connection with the audit of the combined financial statements published by the OF.

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

Item 15.Exhibits, Financial Statement Schedules.

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

3.Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
4.02	Description of Securities	X
10.01	Bank 2018 Incentive Compensation Plan(a)		10-K	3/22/2018
10.02	Bank 2019 Incentive Compensation Plan(a)		10-K	3/18/2019
10.03	Bank 2020 Incentive Compensation Plan(a)		8-K	4/6/2020
10.04	Bank 2021 Incentive Compensation Plan(a)		8-K	5/7/2021
10.05	2022 Director Compensation Policy(a)	X
10.06	Bank Amended And Restated Severance Pay Plan(a)	X
10.07	Bank Amended And Restated Supplemental Executive Retirement DB & DC BEP(a)	X
10.08	Bank Amended and Restated Nonqualified Deferred ICP(a)	X
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.11	Form of Executive Change in Control Agreement(a)	X
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

*Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a) This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ José R. González
José R. González
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 22, 2022
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 22, 2022
Kevin M. Neylan
(Principal Financial Officer)

/s/ Scott Kay	Vice President, Chief Accounting Officer and Controller	March 22, 2022
Scott Kay
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 22, 2022
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of Directors	March 22, 2022
Larry E. Thompson

/s/ Danelle M. Barrett	Director	March 22, 2022
Danelle M. Barrett

/s/ Thomas R. Cangemi	Director	March 22, 2022
Thomas R. Cangemi

/s/ Kevin Cummings	Director	March 22, 2022
Kevin Cummings

/s/ Thomas L. Hoy	Director	March 22, 2022
Thomas L. Hoy

/s/ David R. Huber	Director	March 22, 2022
David R. Huber

/s/ Thomas J. Kemly	Director	March 22, 2022
Thomas J. Kemly

2
Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 22, 2022
Charles E. Kilbourne, III

/s/ Kenneth J. Mahon	Director	March 22, 2022
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 22, 2022
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 22, 2022
Richard S. Mroz

/s/ David J. Nasca	Director	March 22, 2022
David J. Nasca

/s/ Gerald L. Reeves	Director	March 22, 2022
Gerald L. Reeves

/s/ Stephen S. Romaine	Director	March 22, 2022
Stephen S. Romaine

/s/ DeForest B. Soaries, Jr.	Director	March 22, 2022
DeForest B. Soaries, Jr.

/s/ Josie J. Thomas	Director	March 22, 2022
Josie J. Thomas

/s/ Carlos J. Vázquez	Director	March 22, 2022
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 22, 2022
Ángela Weyne