Form 10-Q
period 2022-03-31
Federal Home Loan Bank of New York
filed 2022-05-12
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of issuer’s Class B capital stock as of April 30, 2022 was 47,548,300.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks (Note 3)	$20,204	$21,653
Interest-bearing deposits (Note 4)	675,000	675,000
Securities purchased under agreements to resell (Note 4)	800,000	1,200,000
Federal funds sold (Note 4)	9,420,000	7,230,000
Trading securities (Note 5)
(Includes $365,478 pledged as collateral at March 31, 2022 and $367,110 at December 31, 2021)	8,123,393	5,821,380
Equity Investments (Note 6)	91,805	96,124
Available-for-sale securities, amortized cost of $6,830,993 at March 31, 2022 and $6,391,584 at December 31, 2021 (Note 7)	6,791,399	6,547,421
Held-to-maturity securities, net of allowance for credit losses of $332 at March 31, 2022 and $340 at December 31, 2021 (Note 8) (Includes $2,148 pledged as collateral at March 31, 2022 and $2,453 at December 31, 2021)	9,186,463	9,328,665
Advances (Note 9) (Includes $0 at March 31, 2022 and December 31, 2021 at fair value under the fair value option)	70,629,189	71,536,402
Mortgage loans held-for-portfolio, net of allowance for credit losses of $2,034 at March 31, 2022 and $2,135 at December 31, 2021 (Note 10)	2,233,027	2,319,864
Accrued interest receivable	140,878	123,258
Premises, software, and equipment	80,541	83,815
Operating lease right-of-use assets (Note 19)	64,319	65,624
Derivative assets (Note 17)	332,274	297,504
Other assets	9,426	11,632
Total assets	$108,597,918	$105,358,342

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,157,593	$1,283,072
Non-interest-bearing demand	23,227	38,166
Total deposits	1,180,820	1,321,238

Consolidated obligations, net (Note 12)
Bonds (Includes $1,901,147 at March 31, 2022 and $7,386,074 at December 31, 2021 at fair value under the fair value option)	57,375,908	54,829,401
Discount notes (Includes $0 at March 31, 2022 and December 31, 2021 at fair value under the fair value option)	43,176,960	42,197,259
Total consolidated obligations	100,552,868	97,026,660

Mandatorily redeemable capital stock (Note 14)	7,565	1,959

Accrued interest payable	121,388	126,990
Affordable Housing Program (Note 13)	137,261	137,638
Derivative liabilities (Note 17)	13,447	36,512
Other liabilities	176,882	182,466
Operating lease liabilities (Note 19)	77,625	79,026
Total liabilities	102,267,856	98,912,489

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 44,800 at March 31, 2022 and 45,008 at December 31, 2021	4,480,031	4,500,785
Retained earnings
Unrestricted	1,100,420	1,103,585
Restricted (Note 14)	838,788	827,380
Total retained earnings	1,939,208	1,930,965
Total accumulated other comprehensive income (loss)	(89,177)	14,103
Total capital	6,330,062	6,445,853
Total liabilities and capital	$108,597,918	$105,358,342

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended
	March 31,
	2022	2021
Interest income
Advances, net (Note 9)	$112,754	$139,828
Interest-bearing deposits (Note 4)	488	333
Securities purchased under agreements to resell (Note 4)	10	464
Federal funds sold (Note 4)	3,694	2,312
Trading securities (Note 5)	15,334	40,630
Available-for-sale securities (Note 7)	21,604	15,178
Held-to-maturity securities (Note 8)	52,154	64,390
Mortgage loans held-for-portfolio (Note 10)	16,371	19,140
Loans to other FHLBanks (Note 20)	1	—

Total interest income	222,410	282,275

Interest expense
Consolidated obligation bonds (Note 12)	82,093	93,966
Consolidated obligation discount notes (Note 12)	17,927	29,612
Deposits (Note 11)	172	106
Mandatorily redeemable capital stock (Note 14)	126	34
Cash collateral held and other borrowings	2	19

Total interest expense	100,320	123,737

Net interest income before provision for credit losses	122,090	158,538

Provision (Reversal) for credit losses	(78)	(1,285)

Net interest income after provision for credit losses	122,168	159,823

Other income (loss)
Service fees and other	4,495	4,132
Instruments held under the fair value option gains (losses) (Note 18)	80,646	62
Derivative gains (losses) (Note 17)	69,016	(4,309)
Trading securities gains (losses) (Note 5)	(163,313)	(34,803)
Equity investments gains (losses) (Note 6)	(5,801)	2,300
Litigation settlement	2,202	—

Total other income (loss)	(12,755)	(32,618)

Other expenses
Operating	14,531	14,247
Compensation and benefits	23,332	24,327
Finance Agency and Office of Finance	5,712	5,620
Other expenses	2,447	2,775

Total other expenses	46,022	46,969

Income before assessments	63,391	80,236

Affordable Housing Program Assessments (Note 13)	6,351	8,027

Net income	$57,040	$72,209

Basic earnings per share (Note 15)	$1.27	$1.36

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
Net Income	$57,040	$72,209
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(401,827)	(129,765)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—
Reclassification of non-credit portion included in net income	—	—
Accretion of non-credit portion	218	457
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	218	457
Net change due to hedging activities
Cash flow hedges (a)	91,487	82,861
Fair value hedges (b)	206,396	77,393
Total net change due to hedging activities	297,883	160,254
Net change in pension and postretirement benefits	446	1,652
Total other comprehensive income (loss)	(103,280)	32,598
Total comprehensive income (loss)	$(46,240)	$104,807

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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2022 and 2021

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	6,706	670,678	—	—	—	—	670,678
Repurchase/redemption of capital stock	(7,233)	(723,330)	—	—	—	—	(723,330)
Shares reclassified to mandatorily redeemable capital stock	(1)	(44)	—	—	—	—	(44)
Cash dividends ($1.26 per share) on capital stock	—	—	(70,815)	—	(70,815)	—	(70,815)
Comprehensive income (loss)	—	—	57,767	14,442	72,209	32,598	104,807

Balance, March 31, 2021	53,141	$5,314,134	$1,122,293	$788,717	$1,911,010	$12,851	$7,237,995

Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	11,173	1,117,377	—	—	—	—	1,117,377
Repurchase/redemption of capital stock	(11,162)	(1,116,237)	—	—	—	—	(1,116,237)
Shares reclassified to mandatorily redeemable capital stock	(219)	(21,894)	—	—	—	—	(21,894)
Cash dividends ($1.10 per share) on capital stock	—	—	(48,797)	—	(48,797)	—	(48,797)
Comprehensive income (loss)	—	—	45,632	11,408	57,040	(103,280)	(46,240)

Balance, March 31, 2022	44,800	$4,480,031	$1,100,420	$838,788	$1,939,208	$(89,177)	$6,330,062

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
Operating activities

Net Income	$57,040	$72,209

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	90,892	31,423
Concessions on consolidated obligations	703	833
Premises, software, and equipment	4,172	3,034
Provision (Reversal) for credit losses	(78)	(1,285)
Change in net fair value adjustments on derivatives and hedging activities (b)	667,812	231,079
Net realized and unrealized (gains) losses on trading securities	163,313	34,803
Change in fair value on Equity Investments	6,067	(2,039)
Change in fair value adjustments on financial instruments held at fair value	(80,646)	(62)
Net change in:
Accrued interest receivable	(17,561)	22,545
Derivative assets due to accrued interest	648	28,044
Derivative liabilities due to accrued interest	16,332	(24,073)
Other assets	2,218	2,228
Affordable Housing Program liability	(377)	3,349
Accrued interest payable	(5,602)	4,289
Other liabilities	(6,624)	2,859
Total adjustments	841,269	337,027
Net cash provided by (used in) operating activities	$898,309	$409,236
Investing activities
Net change in:
Interest-bearing deposits	$(572,953)	$167,290
Securities purchased under agreements to resell	400,000	4,650,000
Federal funds sold	(2,190,000)	(2,231,000)
Deposits with other FHLBanks	(2)	31
Premises, software, and equipment	(897)	(2,487)
Trading securities:
Purchased	(2,746,939)	(699,160)
Repayments	280,000	2,815,021
Equity Investments:
Purchased	(2,508)	(4,709)
Proceeds from sales	759	759
Available-for-sale securities:
Purchased	(687,679)	(330,616)
Repayments	38,012	16,257
Held-to-maturity securities:
Long-term securities
Purchased	(149,886)	(173,733)
Repayments	289,146	678,004
Advances:
Principal collected	128,057,782	99,574,085
Made	(128,099,287)	(98,154,258)
Mortgage loans held-for-portfolio:
Principal collected	106,860	244,614
Purchased	(22,218)	(58,622)
Net cash provided by (used in) investing activities	$(5,299,810)	$6,491,476

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
Financing activities
Net change in:
Deposits and other borrowings	$(134,358)	$141,382
Derivative contracts with financing element	(531)	(909)
Consolidated obligation bonds:
Proceeds from issuance	14,526,261	20,231,918
Payments for maturing and early retirement	(10,919,136)	(17,945,062)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	—	173,984
Consolidated obligation discount notes:
Proceeds from issuance	164,817,577	179,466,113
Payments for maturing	(163,825,816)	(188,457,627)
Capital stock:
Proceeds from issuance of capital stock	1,117,377	670,678
Payments for repurchase/redemption of capital stock	(1,116,237)	(723,330)
Redemption of mandatorily redeemable capital stock	(16,288)	(384)
Cash dividends paid (d)	(48,797)	(70,815)
Net cash provided by (used in) financing activities	$4,400,052	$(6,514,052)
Net increase (decrease) in cash and due from banks	(1,449)	386,660
Cash and due from banks at beginning of the period (e)	21,653	1,896,155
Cash and due from banks at end of the period (e)	$20,204	$2,282,815

Supplemental disclosures:
Interest paid	$100,050	$151,928
Interest paid for Discount Notes (f)	$5,100	$52,120
Affordable Housing Program payments (g)	$6,728	$4,678
Transfers of mortgage loans to real estate owned	$51	$—
Capital stock subject to mandatory redemption reclassified from equity	$21,894	$44

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the three months ended March 31, 2021, compared to the same period of 2022 in parallel with greater usage of discount notes in the three months ended March 31, 2021. As a result, the impact on operating cash flows was also larger in the three months ended March 31, 2021.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the three months ended March 31, 2022, derivatives and hedging activities provided $667.8 million in cash flows; in the three months ended March 31, 2021, derivatives and hedging activities provided $231.1 million in cash flows.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition, see financial statements, Note 18. Fair Values of Financial Instruments in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

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

For more information about the FHLBNY’s hedging activities, see financial statements, Note 17. Derivatives and Hedging Activities in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the second quarter of 2021, we reclassified $1.4 billion of LIBOR-indexed securities from held-to-maturity to available-for-sale as a one-time election. The Bank is in the process of converting longer dated LIBOR-indexed swaps to SOFR and working with our counterparties. We don’t expect this guidance to have a material effect on the Bank’s financial position or results of operations.

Fair Value Hedging - Portfolio Layer Method ASU 2022-01, Issued March 2022

This guidance expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance:

●
expands the scope of the portfolio layer method to include nonprepayable assets
●
specifies eligible hedging instruments in a single-layer hedge.
		This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Early adoption is permitted.	We are in the process of evaluating the guidance and its effect on the Bank's financial condition, results of operations, and cash flows has not yet been determined.

Troubled Debt Restructurings and Vintage Disclosures ASU 2022-02, Issued March 2022

This guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors made to borrowers experiencing financial difficulty. Additionally,this guidance requires disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases.

		This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Early adoption is permitted.	We are in the process of evaluating the guidance and its effect on the Bank's financial condition, results of operations, and cash flows has not yet been determined.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee-based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at March 31, 2022 and December 31, 2021. There were no restricted cash balances at March 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $30.4 million at March 31, 2022 and December 31, 2021. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits —Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.7 billion at March 31, 2022 and December 31, 2021. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at March 31, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold —Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.4 billion at March 31, 2022 and $7.2 billion at December 31, 2021 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at March 31, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $0.8 billion at March 31, 2022 and $1.2 billion at December 31, 2021. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were de minimis and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $0.8 billion at March 31, 2022 and $1.2 billion at December 31, 2021 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $35.6 million for the three months ended March 31, 2022 and $0.6 billion for the twelve months ended December 31, 2021. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at March 31, 2022 and December 31, 2021.

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at March 31, 2022 and December 31, 2021 (in thousands):

Fair value	March 31, 2022	December 31, 2021
U.S. Treasury notes	$8,123,393	$5,821,380
Total trading securities	$8,123,393	$5,821,380

The carrying values of trading securities included net unrealized fair value loss of $177.1 million at March 31, 2022 and loss of $13.8 million at December 31, 2021. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $365.5 million at March 31, 2022 and $367.1 million at December 31, 2021 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	March 31, 2022
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$4,591,502	$1,712,522	$1,819,369	$8,123,393
Total trading securities	$4,591,502	$1,712,522	$1,819,369	$8,123,393
Yield on trading securities	1.22%	0.79%	1.14%

	December 31, 2021
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Total trading securities	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Yield on trading securities	1.27%	1.32%	1.32%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,044	$—	$—	$4,044
Equity funds	41,961	18,056	(3,272)	56,745
Fixed income funds	32,935	118	(2,037)	31,016
Total Equity Investments (a)	$78,940	$18,174	$(5,309)	$91,805

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$3,261	$—	$—	$3,261
Equity funds	41,228	21,342	(2,425)	60,145
Fixed income funds	32,703	415	(400)	32,718
Total Equity Investments (a)	$77,192	$21,757	$(2,825)	$96,124

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(6,067)	$2,039
Net dividend and other	266	261
Net gains (losses) recognized during the period	$(5,801)	$2,300

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at March 31, 2022 and December 31, 2021.

The following tables provide major security types (in thousands):

	March 31, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$72		$(14)		$998,578
Mortgage-backed securities
Floating
CMO	540,446	7,034		—		547,480
PASS THRU	4,709	144		—		4,853
Total Floating	545,155	7,178		—		552,333
Fixed
CMBS	5,524,381	40,344		(324,237)		5,240,488
Total Fixed	5,524,381	40,344		(324,237)		5,240,488
MBS AFS Before Hedging Adjustments	6,069,536	47,522	(a)	(324,237)	(a)	5,792,821
Hedging Basis Adjustments in AOCI	(237,063)	237,063	(b)	—		—
Total Available-for-sale securities (MBS)	5,832,473	284,585		(324,237)		5,792,821
Total Available-for-sale securities	$6,830,993	$284,657		$(324,251)		$6,791,399

	December 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$167		$(50)		$998,637
Mortgage-backed securities
Floating
CMO	575,441	8,982		—		584,423
PASS THRU	4,896	215		—		5,111
Total Floating	580,337	9,197		—		589,534
Fixed
CMBS	4,843,394	171,731		(55,875)		4,959,250
Total Fixed	4,843,394	171,731		(55,875)		4,959,250
MBS AFS Before Hedging Adjustments	5,423,731	180,928	(a)	(55,875)	(a)	5,548,784
Hedging Basis Adjustments in AOCI	(30,667)	30,667	(b)	—		—
Total Available-for-sale securities (MBS)	5,393,064	211,595		(55,875)		5,548,784
Total Available-for-sale securities	$6,391,584	$211,762		$(55,925)		$6,547,421

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at March 31, 2022 recorded $237.1 million of hedge basis gains; at December 31, 2021, hedge basis gains of $30.7 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At March 31, 2022 and December 31, 2021, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at March 31, 2022.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Fannie Mae-CMBS	$328,856	$(4,033)	$—	$—	$328,856	$(4,033)
Freddie Mac-CMBS	2,753,039	(234,093)	632,992	(86,111)	3,386,031	(320,204)
State and local housing finance agency obligations	—	—	21,166	(14)	21,166	(14)
Total Temporarily Impaired	$3,081,895	$(238,126)	$654,158	$(86,125)	$3,736,053	$(324,251)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
State and local housing finance agency obligations	—	—	21,130	(50)	21,130	(50)
Total Temporarily Impaired	$1,476,219	$(23,442)	$662,398	$(32,483)	$2,138,617	$(55,925)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$21,180	$21,166	$21,180	$21,130
Due after ten years	977,340	977,412	977,340	977,507
State and local housing finance agency obligations	$998,520	$998,578	$998,520	$998,637

Mortgage-backed securities
Due in one year or less	$10	$10	$—	$—
Due after one year through five years	1,091,796	1,090,449	875,385	917,150
Due after five year through ten years	3,784,488	3,761,910	3,591,533	3,696,985
Due after ten years	956,179	940,452	926,146	934,649
Mortgage-backed securities	$5,832,473	$5,792,821	$5,393,064	$5,548,784
Total Available-for-Sale securities	$6,830,993	$6,791,399	$6,391,584	$6,547,421

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $74.7 million and $79.9 million at March 31, 2022 and December 31, 2021, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$540,446	$547,480	$575,441	$584,423
PASS THRU	4,709	4,853	4,896	5,111
Total Floating	545,155	552,333	580,337	589,534
Fixed
CMBS	5,287,318	5,240,488	4,812,727	4,959,250
Total Fixed	5,287,318	5,240,488	4,812,727	4,959,250
Total Mortgage-backed securities	5,832,473	5,792,821	5,393,064	5,548,784
State and local housing finance agency obligations
Floating	998,520	998,578	998,520	998,637
Total Available-for-Sale securities	$6,830,993	$6,791,399	$6,391,584	$6,547,421

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$30,765	$—	$—	$30,765	$2,338	$—	$33,103
Freddie Mac	5,287	—	—	5,287	462	—	5,749
Total pools of mortgages	36,052	—	—	36,052	2,800	—	38,852

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	268,672	—	—	268,672	193	(717)	268,148
Freddie Mac	296,513	—	—	296,513	1,888	(587)	297,814
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	565,185	—	—	565,185	2,081	(1,304)	565,962

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,265,861	—	—	1,265,861	1,204	(2,110)	1,264,955
Freddie Mac	7,074,873	—	—	7,074,873	73,565	(50,748)	7,097,690
Total commercial mortgage-backed securities	8,340,734	—	—	8,340,734	74,769	(52,858)	8,362,645

Non-GSE MBS (c)
CMOs/REMICs	2,910	(218)	(253)	2,439	1	(101)	2,339

Asset-Backed Securities (c)
Manufactured housing (insured)	17,548	—	—	17,548	449	—	17,997
Home equity loans (insured)	30,971	—	(357)	30,614	5,292	(75)	35,831
Home equity loans (uninsured)	10,172	—	(758)	9,414	986	(61)	10,339
Total asset-backed securities	58,691	—	(1,115)	57,576	6,727	(136)	64,167

Total MBS	9,003,572	(218)	(1,368)	9,001,986	86,378	(54,399)	9,033,965

Other
State and local housing finance agency obligations	184,591	(114)	—	184,477	13	(16,077)	168,413

Total Held-to-maturity securities	$9,188,163	$(332)	$(1,368)	$9,186,463	$86,391	$(70,476)	$9,202,378

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$33,128	$—	$—	$33,128	$4,086	$—	$37,214
Freddie Mac	5,478	—	—	5,478	712	—	6,190
Total pools of mortgages	38,606	—	—	38,606	4,798	—	43,404

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	300,442	—	—	300,442	2,338	(144)	302,636
Freddie Mac	322,186	—	—	322,186	3,066	(22)	325,230
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	622,628	—	—	622,628	5,404	(166)	627,866

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,301,041	—	—	1,301,041	22,166	(159)	1,323,048
Freddie Mac	7,117,953	—	—	7,117,953	339,409	(6,461)	7,450,901
Total commercial mortgage-backed securities	8,418,994	—	—	8,418,994	361,575	(6,620)	8,773,949

Non-GSE MBS(c)
CMOs/REMICs	2,978	(226)	(261)	2,491	35	(51)	2,475

Asset-Backed Securities(c)
Manufactured housing (insured)	18,484	—	—	18,484	498	—	18,982
Home equity loans (insured)	32,519	—	(374)	32,145	6,187	—	38,332
Home equity loans (uninsured)	11,382	—	(951)	10,431	1,286	(84)	11,633
Total asset-backed securities	62,385	—	(1,325)	61,060	7,971	(84)	68,947

Total MBS	9,145,591	(226)	(1,586)	9,143,779	379,783	(6,921)	9,516,641

Other
State and local housing finance agency obligations	185,000	(114)	—	184,886	16	(17,269)	167,633

Total Held-to-maturity securities	$9,330,591	$(340)	$(1,586)	$9,328,665	$379,799	$(24,190)	$9,684,274

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multifamily properties”. Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.1 million at March 31, 2022 and $2.5 million at December 31, 2021, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. Number of investment positions that were in an unrealized loss position was 72 and 24 at March 31, 2022 and December 31, 2021, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds — The FHLBNY’s investments in Housing finance agency bonds reported gross unrealized losses of $16.2 million and $17.3 million at March 31, 2022 and December 31, 2021, respectively. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were five in HTM portfolio and two in AFS portfolio at March 31, 2022, unchanged from December 31, 2021. Probability default analysis at March 31, 2022 recorded cumulative credit losses of $0.1 million, unchanged from December 31, 2021. No allowance for credit losses was recorded as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million were recognized at March 31, 2022, slightly lower than December 31, 2021. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at March 31, 2022, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 11 at March 31, 2022 and 8 at December 31, 2021.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,085	$1,098	$1,085	$1,100
Due after one year through five years	1,560	1,556	1,560	1,550
Due after five years through ten years	100	100	100	100
Due after ten years	181,846	165,659	182,255	164,883
State and local housing finance agency obligations	$184,591	$168,413	$185,000	$167,633

Mortgage-backed securities
Due in one year or less	$988,212	$990,677	$622,150	$627,027
Due after one year through five years	2,941,447	2,937,043	3,244,996	3,338,703
Due after five years through ten years	4,330,426	4,363,267	4,411,317	4,670,692
Due after ten years	743,487	742,978	867,128	880,219
Mortgage-backed securities	$9,003,572	$9,033,965	$9,145,591	$9,516,641

Total Held-to-Maturity Securities	$9,188,163	$9,202,378	$9,330,591	$9,684,274

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $42.0 million at March 31, 2022 and $45.7 million at December 31, 2021 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2022			December 31, 2021
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	39,664,737	0.84	55.66	39,102,862	0.64	54.91
Due after one year through two years	8,440,118	1.52	11.85	8,417,861	1.52	11.82
Due after two years through three years	6,648,328	1.38	9.33	5,986,412	1.35	8.41
Due after three years through four years	2,226,652	1.43	3.13	3,847,497	1.49	5.40
Due after four years through five years	3,656,977	1.62	5.13	2,366,939	1.41	3.32
Thereafter	10,619,859	1.84	14.90	11,493,595	1.82	16.14
Total par value	71,256,671	1.18%	100.00%	71,215,166	1.07%	100.00%
Advance discounts	(144)			(160)
Hedge valuation basis adjustments (b)	(627,338)			321,396
Total	$70,629,189			$71,536,402

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of March 31, 2022. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of March 31, 2022, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2022 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of March 31, 2022.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances borrowed by insurance companies accounted for 48.3% and 41.4% of total advances at March 31, 2022 and December 31, 2021, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of March 31, 2022, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

Note 10.         Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance program loans (MPF) are the mortgage loans held-for-portfolio. The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (PFI). The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY. No intermediary trust is involved.

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program — the Mortgage Asset Program (MAP). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At March 31, 2022, mortgage loans under the MAP program were at carrying value of $180.7 million compared to $161.6 million at December 31, 2021.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$130,575	6.45%	$138,831	6.52%
Fixed long-term single-family mortgages	1,892,871	93.55	1,988,968	93.48
Total unpaid principal balance	$2,023,446	100.00%	$2,127,799	100.00%

Unamortized premiums	29,581		31,351
Unamortized discounts	(801)		(857)
Basis adjustment (b)	1,904		1,966

Total MPF loans amortized cost	$2,054,130		$2,160,259
MPF allowance for credit losses	(1,838)		(1,956)
MPF loans held-for-portfolio	$2,052,292		$2,158,303
MAP loans held-for-portfolio	180,735		161,561
Total mortgage loans held-for-portfolio at carrying value	$2,233,027		$2,319,864

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.2 million at March 31, 2022 and December 31, 2021. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million for the three months ended March 31, 2022 and $0.6 million for the same period in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into Aggregate Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $2.7 million at March 31, 2022 and $2.4 million at December 31, 2021.

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

Our allowance for credit loss of $2.0 million at March 31, 2022 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

Evaluation of Credit Losses under CECL — Mortgage loans are evaluated for credit losses using the practical expedient for collateral dependent assets. We consider a conventional mortgage loan as a collateral dependent loan because we expect repayment to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. We may estimate the applicable fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are exceeded. Expected recoveries of prior charge-offs would be included in the allowance for credit loss.

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

Accrued interest receivable was $10.8 million at March 31, 2022 and $11.1 million at December 31, 2021. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at March 31, 2022 and December 31, 2021.

Rollforward Analysis of Allowance for Credit Losses

The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2022	2021
Allowance for credit losses:
Beginning balance	$2,135	$7,073
Adjustment for cumulative effect of accounting change	—	—
Charge-offs	(31)	(50)
Recoveries	—	—
Provision (Reversal) for credit losses on mortgage loans	(70)	(1,276)
Balance, at end of period	$2,034	$5,747

The following table presents risk elements and credit losses (dollars in thousands):

	March 31, 2022	December 31, 2021
Average loans outstanding during the period (a)	$2,240,137	$2,501,735
Mortgage loans held for portfolio (a)	2,199,291	2,284,541
Non-accrual loans (a)	11,160	12,294
Allowance for credit losses on mortgage loans held for portfolio	2,034	2,135
Net charge-offs	31	50

Ratio of net charge-offs to average loans outstanding during the period	0.001%	0.002%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.092%	0.093%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.507%	0.538%
Ratio of allowance for credit losses to non-accrual loans	18.224%	17.369%

(a)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	March 31, 2022	December 31, 2021
Total MPF Mortgage loans, carrying values net (a)	$2,052,292	$2,158,303
Non-performing MPF mortgage loans - Conventional (a)(b)	$11,160	$12,294
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,864	$6,612

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

Under the new framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF loans, and while the loans are evaluated on an individual basis, we have deemed that FHA and VA loans as collectively insured. Additionally, based on the Bank’s assessment of its servicers and the collateral

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2022 or 2021. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

	March 31, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,213,859	$—	$1,231,065	$1,280,677
With a related allowance	658,587	(1,838)	667,637	646,142
Total measured for impairment	$1,872,446	$(1,838)	$1,898,702	$1,926,819

	December 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,329,019	$—	$1,348,056	$1,506,305
With a related allowance	640,788	(1,956)	649,531	779,346
Total measured for impairment	$1,969,807	$(1,956)	$1,997,587	$2,285,651

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three months ended March 31, 2022 and for the twelve months ended December 31, 2021.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	March 31, 2022	December 31, 2021
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$1,872,446	$1,969,807
MPF Government-guaranteed or -insured mortgage loans	151,000	157,992
Total MPF loans - unpaid principal balance	$2,023,446	$2,127,799

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2022 and December 31, 2021.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	March 31, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:

Conventional Loans
Past due 30 - 59 days	$6,941	$7,236	$14,177
Past due 60 - 89 days	1,978	782	2,760
Past due 90 days or more	9,768	1,461	11,229
Total past due mortgage loans	18,687	9,479	28,166
Current MPF mortgage loans	1,041,072	832,458	1,873,530
Current MAP mortgage loans	—	179,775	179,775
Total conventional mortgage loans	$1,059,759	$1,021,712	$2,081,471

	December 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$6,458	$6,614	$13,072
Past due 60 - 89 days	1,386	1,100	2,486
Past due 90 days or more	11,066	1,288	12,354
Total past due mortgage loans	18,910	9,002	27,912
Current MPF mortgage loans	964,314	1,007,317	1,971,631
Current MAP mortgage loans	—	161,740	161,740
Total conventional mortgage loans	$983,224	$1,178,059	$2,161,283

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Other Delinquency Statistics (dollars in thousands):

	March 31, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$7,148	$4,120	$11,268
Serious delinquency rate (b)	0.65%	3.87%	0.89%
Past due 90 days or more and still accruing interest	$—	$5,939	$5,939
Loans on non-accrual status	$11,229	$—	$11,229
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$4,601	$784	$5,385
Modified loans under MPF program	$320	$—	$320
Real estate owned (d)	$398	$—	$398

	December 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$11,190	$4,053	$15,243
Serious delinquency rate (b)	0.95%	4.26%	1.19%
Past due 90 days or more and still accruing interest	$—	$6,684	$6,684
Loans on non-accrual status	$12,354	$—	$12,354
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$4,849	$778	$5,627
Modified loans under MPF program	$421	$—	$421
Real estate owned (d)	$357	$—	$357

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $1.2 billion at March 31, 2022 and $1.3 billion at December 31, 2021, a decline of $140.4 million, or 10.6%, from December 31, 2021. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 98.0% and 97.1% of deposits at March 31, 2022 and December 31, 2021, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.2 billion for the three months ended March 31, 2022 and $1.4 billion for the twelve months ended December 31, 2021, and the annualized weighted-average interest rates paid on demand and overnight deposits were 0.06% during the first quarter of 2022 and 0.03% during the years ended December 31, 2021. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits in the first quarter of 2022. The average balances of term deposits were $0.2 million, and the weighted-average interest rates paid on term deposits were 0.17% during the year ended December 31, 2021.

The following table summarizes deposits (in thousands):

	March 31, 2022	December 31, 2021
Interest-bearing deposits
Interest-bearing demand	$1,157,593	$1,283,072
Term (a)	—	—
Total interest-bearing deposits	1,157,593	1,283,072
Non-interest-bearing demand	23,227	38,166
Total deposits (b)	$1,180,820	$1,321,238

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	March 31, 2022	Interest Rate (b)	December 31, 2021	Interest Rate (b)
Term deposits	$—	—%	$—	0.17%
Interest-bearing demand (a)	1,157,593	0.06	1,283,072	0.03
Total interest-bearing deposits	$1,157,593	0.06%	$1,283,072	0.03%
Non-interest-bearing demand	23,227		38,166
Total deposits	$1,180,820		$1,321,238

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	March 31, 2022	December 31, 2021

Consolidated obligation bonds-amortized cost	$58,229,644	$54,643,748
Hedge valuation basis adjustments	(881,323)	77,048
Hedge basis adjustments on de-designated hedges	124,015	125,091
FVO - valuation adjustments and accrued interest	(96,428)	(16,486)
Total Consolidated obligation bonds	$57,375,908	$54,829,401

Discount notes-amortized cost	$43,199,256	$42,197,683
Hedge value basis adjustments	(22,296)	(424)
Total Consolidated obligation discount notes	$43,176,960	$42,197,259

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$19,886,030	0.71%	34.23%	$19,254,345	0.59%	35.32%
Over one year through two years	7,495,875	1.23	12.90	7,317,160	1.20	13.42
Over two years through three years	8,144,850	1.06	14.02	5,881,385	0.85	10.79
Over three years through four years	8,127,895	0.90	13.99	4,149,215	0.97	7.61
Over four years through five years	7,428,905	1.34	12.79	10,072,905	0.95	18.48
Thereafter	7,015,805	2.63	12.07	7,839,700	2.44	14.38
Total par value	58,099,360	1.16%	100.00%	54,514,710	1.06%	100.00%

Bond premiums (b)	152,650			152,601
Bond discounts (b)	(22,366)			(23,563)
Hedge valuation basis adjustments (c)	(881,323)			77,048
Hedge basis adjustments on de-designated hedges (d)	124,015			125,091
FVO (e) - valuation adjustments and accrued interest	(96,428)			(16,486)
Total Consolidated obligation-bonds	$57,375,908			$54,829,401

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$28,145,380	48.44%	$31,907,580	58.53%
Fixed-rate, callable	15,890,130	27.35	12,993,130	23.84
Step Up, callable	5,590,000	9.62	4,799,000	8.80
Floating rate, callable	2,015,000	3.47	1,265,000	2.32
Single-index floating rate	6,458,850	11.12	3,550,000	6.51
Total par value	$58,099,360	100.00%	$54,514,710	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Par value	$43,225,559	$42,204,430
Amortized cost	$43,199,256	$42,197,683
Hedge value basis adjustments (a)	(22,296)	(424)
FVO (b) - valuation adjustments and remaining accretion	—	—
Total discount notes	$43,176,960	$42,197,259
Weighted average interest rate	0.26%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	FVO valuation adjustments — Valuation basis adjustment are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No FVO discount note was elected under the FVO at March 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2022	2021

Beginning balance	$137,638	$148,827
Additions from current period’s assessments	6,351	8,027
Net disbursements for grants and programs	(6,728)	(4,678)
Ending balance	$137,261	$152,176

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $4.5 billion at March 31, 2022 and December 31, 2021.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2022		December 31, 2021
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$759,961	$6,426,804	$844,115	$6,433,709
Total capital-to-asset ratio	4.00%	5.92%	4.00%	6.11%
Total capital (b)	$4,343,917	$6,426,804	$4,214,334	$6,433,709
Leverage ratio	5.00%	8.88%	5.00%	9.16%
Leverage capital (c)	$5,429,896	$9,640,206	$5,267,917	$9,650,563

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations (superseding section 932.2 effective January 1, 2020) also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	March 31, 2022	December 31, 2021

Redemption less than one year	$359	$97
Redemption from one year to less than three years	831	226
Redemption from three years to less than five years	900	244
Redemption from five years or greater	5,475	1,392
Total	$7,565	$1,959

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2022	2021

Beginning balance	$1,959	$2,991
Capital stock subject to mandatory redemption reclassified from equity	21,894	44
Redemption of mandatorily redeemable capital stock (a)	(16,288)	(384)
Ending balance	$7,565	$2,651
Accrued interest payable (b)	$127	$35

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates was 4.36% for the three months ended March 31, 2022 and 5.00% for the three months ended March 31, 2021. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $838.8 million and $827.4 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2022	2021

Net income	$57,040	$72,209
Net income available to stockholders	$57,040	$72,209
Weighted average shares of capital	45,125	53,067
Less: Mandatorily redeemable capital stock	(117)	(28)
Average number of shares of capital used to calculate earnings per share	45,008	53,039
Basic earnings per share	$1.27	$1.36

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2022	2021

Defined Benefit Plan	$2,350	$2,500
Benefit Equalization Plans (defined benefit and defined contribution)	2,131	2,985
Defined Contribution Plans	779	769
Postretirement Health Benefit Plan	78	76
Total retirement plan expenses	$5,338	$6,330

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Service cost	$620	$496
Interest cost	644	530
Amortization of unrecognized net loss	1,220	1,477
Amortization of unrecognized past service cost	52	174
Net periodic benefit cost - Defined Benefit BEP	2,536	2,677
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	(405)	308
Total	$2,131	$2,985

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Service cost (benefits attributed to service during the period)	$12	$16
Interest cost on accumulated postretirement health benefit obligation	66	60
Net periodic postretirement health benefit expense/(income)	$78	$76

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

	Hedging Instruments Under ASC 815
	March 31, 2022	December 31, 2021
Interest rate contracts
Interest rate swaps	$125,866,676	$94,190,603
Interest rate caps	800,000	800,000
Mortgage delivery commitments	8,469	8,573
Total interest rate contracts notionals	$126,675,145	$94,999,176

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

	March 31, 2022		December 31, 2021
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$171,758	$1,163,835	$203,797	$719,892
Cleared derivatives	328,197	364,335	293,323	296,531
Total gross recognized amount	499,955	1,528,170	497,120	1,016,423
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(22,563)	(1,150,534)	(77,045)	(683,385)
Cleared derivatives	(145,127)	(364,335)	(122,585)	(296,531)
Total gross amounts of netting adjustments and cash collateral	(167,690)	(1,514,869)	(199,630)	(979,916)
Net amounts after offsetting adjustments and cash collateral	$332,265	$13,301	$297,490	$36,507

Uncleared derivatives	$149,195	$13,301	$126,752	$36,507
Cleared derivatives	183,070	—	170,738	—
Total net amounts after offsetting adjustments and cash collateral	$332,265	$13,301	$297,490	$36,507

Derivative instruments - not nettable
Uncleared derivatives (a)	$9	$146	$14	$5
Total derivative assets and total derivative liabilities
Uncleared derivatives	$149,204	$13,447	$126,766	$36,512
Cleared derivatives	183,070	—	170,738	—

Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$332,274	$13,447	$297,504	$36,512

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$365,478	$—	$367,110	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(107,707)	—	(115,833)	—
Total net amount of non-cash collateral received or repledged	$257,771	$—	$251,277	$—
Total net exposure cash and non-cash (e)	$590,045	$13,447	$548,781	$36,512
Net unsecured amount - Represented by:
Uncleared derivatives	$41,497	$13,447	$10,933	$36,512
Cleared derivatives	548,548	—	537,848	—
Total net exposure cash and non-cash (e)	$590,045	$13,447	$548,781	$36,512

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At March 31, 2022, no cash variation margin as settlement was posted to FCMs. At December 31, 2021, the FHLBNY posted $7.8 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	March 31, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$114,465,330	$377,999	$1,406,913
Total derivatives in hedging relationships under ASC 815	114,465,330	377,999	1,406,913

Derivatives not designated as hedging instruments
Interest rate swaps	11,268,346	119,892	119,805
Interest rate caps	800,000	532	—
Mortgage delivery commitments	8,469	9	146
Other (b)	133,000	1,532	1,452
Total derivatives not designated as hedging instruments	12,209,815	121,965	121,403

Total derivatives before netting and collateral adjustments	$126,675,145	$499,964	$1,528,316
Netting adjustments		$(154,330)	$(154,330)
Cash collateral and related accrued interest		(13,360)	(1,360,539)
Total netting adjustments and cash collateral		(167,690)	(1,514,869)
Total derivative assets and total derivative liabilities		$332,274	$13,447
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$365,478
Security collateral received from counterparty(c)		(107,707)
Net security		257,771
Net exposure		$590,045

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$77,159,117	$469,953	$990,925
Total derivatives in hedging relationships under ASC 815	77,159,117	469,953	990,925

Derivatives not designated as hedging instruments
Interest rate swaps	16,873,486	23,014	24,627
Interest rate caps	800,000	136	—
Mortgage delivery commitments	8,573	14	5
Other (b)	158,000	4,017	871
Total derivatives not designated as hedging instruments	17,840,059	27,181	25,503

Total derivatives before netting and collateral adjustments	$94,999,176	$497,134	$1,016,428
Netting adjustments		$(192,330)	$(192,330)
Cash collateral and related accrued interest		(7,300)	(787,586)
Total netting adjustments and cash collateral		(199,630)	(979,916)
Total derivative assets and total derivative liabilities		$297,504	$36,512
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$367,110
Security collateral received from counterparty(c)		(115,833)
Net security		251,277
Net exposure		$548,781

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2022 and December 31, 2021.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Critical Accounting Policies and Estimates in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended March 31,
	2022	2021
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$181,932	$400,953
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(174,500)	$(396,302)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2022 and December 31, 2021, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	March 31, 2022
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$41,996,489	$(627,641)	$—
Hedged AFS debt securities (a)	3,287,623	(237,063)	—
De-designated advances (b)	—	—	303
	$45,284,112	$(864,704)	$303
Liabilities:
Hedged consolidated obligation bonds	$35,053,815	$881,323	$—
Hedged consolidated obligation discount notes	26,704,837	22,296	—
De-designated consolidated obligation bonds (b)	—	—	(124,015)
	$61,758,652	$903,619	$(124,015)

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

(b)

At March 31, 2022, par amount of de-designated CO bonds were $1.5 billion and par amount of de-designated CO discount notes were $0.4 billion. At December 31, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $1.4 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
Three months ended March 31, 2022
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(351)	$—	$91,136	$91,487

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
Three months ended March 31, 2021
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(367)	$—	$82,494	$82,861

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.3 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three month ended March 31,
	2022	2021
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$69,073	$(3,923)
Caps	395	27
Mortgage delivery commitments	(452)	(413)
Total gains (losses) on derivatives in economic hedges	$69,016	$(4,309)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2022
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$20,204	$20,204	$20,204	$—	$—	$—
Interest-bearing deposits	675,000	675,001	—	675,001	—	—
Securities purchased under agreements to resell	800,000	800,000	—	800,000	—	—
Federal funds sold	9,420,000	9,420,007	—	9,420,007	—	—
Trading securities	8,123,393	8,123,393	8,123,393	—	—	—
Equity Investments	91,805	91,805	91,805	—	—	—
Available-for-sale securities	6,791,399	6,791,399	—	5,792,821	998,578	—
Held-to-maturity securities	9,186,463	9,202,378	—	8,967,459	234,919	—
Advances	70,629,189	70,549,669	—	70,549,669	—	—
Mortgage loans held-for-portfolio, net	2,233,027	2,153,248	—	2,153,248	—	—
Accrued interest receivable	140,878	140,878	—	140,878	—	—
Derivative assets	332,274	332,274	—	499,964	—	(167,690)
Other financial assets	398	398	—	—	398	—
Liabilities
Deposits	1,180,820	1,180,819	—	1,180,819	—	—
Consolidated obligations
Bonds	57,375,908	56,997,479	—	56,997,479	—	—
Discount notes	43,176,960	43,180,103	—	43,180,103	—	—
Mandatorily redeemable capital stock	7,565	7,565	7,565	—	—	—
Accrued interest payable	121,388	121,388	—	121,388	—	—
Derivative liabilities	13,447	13,447	—	1,528,316	—	(1,514,869)
Other financial liabilities	30,368	30,368	30,368	—	—	—

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale - The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2022 and December 31, 2021. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2022 and December 31, 2021.

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

Mortgage delivery commitments (considered a derivative) — TBA security prices are adjusted for differences in coupon, average loan rate and seasoning. To be announced (TBA) is the term describing forward-settling MBS trades issued by Freddie Mac, Fannie Mae, and Ginnie Mae trade in the TBA market. The FHLBNY incorporates SOFR and the overnight indexed swap (FF/OIS) curves as fair value measurement inputs for the valuation of its derivatives as the curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives. The FHLBNY believes using relevant SOFR and the FF/OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives. SOFR and the FF/OIS curves are inputs to the valuation model and are obtained from industry standard pricing vendors; the inputs are available and observable over the entire terms of the interest rate swaps.

Management considers the SOFR and the federal funds curve to be Level 2 inputs. The FHLBNY’s valuation model utilizes industry standard OIS methodology. The model generates forecasted cash flows using the contractual cash flows, then discounts the cash flows by SOFR and FF/OIS curve to generate fair values.

Credit risk and credit valuation adjustments

The FHLBNY is subject to credit risk in derivatives transactions due to the potential non-performance of its derivatives counterparties or a Derivatives Clearing Organizations (DCO). To mitigate this risk, the FHLBNY has entered into master netting agreements and credit support agreements with its derivative counterparties for its bilaterally executed derivative contracts that provide for the delivery of collateral at specified levels at least weekly. The computed fair values of the derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. For derivative transactions executed as a cleared derivative, the transactions are fully collateralized in cash and for the most part exchanged and settled daily with the DCO. The FHLBNY has also established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions.

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2022 and December 31, 2021.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31,2022 and December 31, 2021, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$8,123,393	$8,123,393	$—	$—	$—
Equity Investments	91,805	91,805	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,792,821	—	5,792,821	—	—
State and local housing finance agency obligations	998,578	—	—	998,578	—
Derivative assets (a)
Interest-rate derivatives	332,265	—	499,955	—	(167,690)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - Assets	$15,338,871	$8,215,198	$6,292,785	$998,578	$(167,690)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(1,901,147)	$—	$(1,901,147)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(13,301)	—	(1,528,170)	—	1,514,869
Mortgage delivery commitments	(146)	—	(146)	—	—

Total recurring fair value measurement - Liabilities	$(1,914,594)	$—	$(3,429,463)	$—	$1,514,869

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
Derivative liabilities (a)
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities(a) (in thousands):

State and Local Housing Finance
Agency Obligations
Three Months ended March 31, 2022
Balance, beginning of the period	$998,637
Transfer of securities from held-to-maturity to available-for-sale	—
Provision for credit losses	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(59)
Purchases	—
Settlements	—
Balance, end of the period	$998,578

(a)	No Roll Forward of Level 3 Available-for-Sale Securities at March 31, 2021.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$189	$—	$189	$—
Real estate owned	51	—	—	51
Total non-recurring assets at fair value	$240	$—	$189	$51

	During the period ended December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended March 31, 2022 and December 31, 2021, and reported fair values were not as of the period end dates.

Fair Value Option Disclosures

From time to time, the FHLBNY will elect the FVO for advances and Consolidated obligations on an instrument-by-instrument basis with changes in fair value reported in earnings. Customarily, the election is made when either the instruments do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements; the objective is primarily to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. We may also elect advances under the FVO when analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO. We may also elect CO bonds under the FVO to achieve asset liability objectives. The FVO election is made at inception of the contracts for advances and debt obligations.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2022 and December 31, 2021.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

March 31, 2022
Bonds
Balance, beginning of the period	$(7,386,074)
New transactions elected for fair value option	(260,015)
Maturities and terminations	5,665,000
Net gains (losses) on financial instruments held under fair value option	80,646
Change in accrued interest/unaccreted balance	(704)
Balance, end of the period	$(1,901,147)

	December 31, 2021
	Bonds	Discount Notes
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(16,802,560)	(1,249,392)
Maturities and terminations	25,975,000	8,367,602
Net gains (losses) on financial instruments held under fair value option	20,444	2,027
Change in accrued interest/unaccreted balance	1,506	13,518
Balance, end of the period	$(7,386,074)	$—

	March 31, 2021
	Bonds	Discount Notes
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(4,950,000)	(1,249,392)
Maturities and terminations	5,675,000	5,918,892
Net gains (losses) on financial instruments held under fair value option	(1,597)	1,659
Change in accrued interest/unaccreted balance	(542)	12,765
Balance, end of the period	$(15,857,603)	$(2,449,831)

(a)	No discount notes elected under the FVO was outstanding at March 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a) (in thousands):

Three months ended March 31, 2022
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
		Changes in Fair	Current Period
	Interest Expense	Value	Earnings
Consolidated obligation bonds	$(4,610)	$80,646	$76,036

	Three months ended March 31, 2021
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
		Changes in Fair	Current Period
	Interest Expense	Value	Earnings
Consolidated obligation bonds	$(5,553)	$(1,597)	$(7,150)
Consolidated obligation discount notes	(3,303)	1,659	(1,644)
	$(8,856)	$62	$(8,794)

(a)	No discount notes elected under the FVO was outstanding at March 31, 2022.

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	March 31, 2022
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$1,997,575	$1,901,147	$(96,428)

	December 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)

	March 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$15,850,000	$15,857,603	$7,603
Consolidated obligation discount notes (c)	2,448,710	2,449,831	1,121
	$18,298,710	$18,307,434	$8,724

(a)	Advances – No advances elected under the FVO were outstanding at March 31, 2022, December 31, 2021 and March 31, 2021. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes - No discount notes elected under the FVO were outstanding at March 31, 2022 and December 31, 2021. Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.7 trillion as of March 31, 2022 and as of December 31, 2021.

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

The following table summarizes contractual obligations and contingencies (in thousands):

March 31, 2022
Contractual Obligations
Consolidated obligation bonds at par (a)	$58,099,360
Consolidated obligation discount notes at par	43,225,559
Mandatorily redeemable capital stock (a)	7,565
Premises (lease obligations) (b)	91,438
Remote backup site	1,493
Other liabilities (c)	176,882
Total contractual obligations	$101,602,297

Other commitments
Standby letters of credit (d)	$22,222,162
Consolidated obligation bonds/discount notes traded not settled	4,288,546
Commitments to fund additional advances	63,000
Commitments to fund pension	9,400
Open delivery commitments (MAP)	8,469
Total other commitments	$26,591,577

Total obligations and commitments	$128,193,874

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

At March 31, 2022 and December 31, 2021, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables provide summarized information on our leases (dollars in thousands):

	March 31, 2022	December 31, 2021
Operating Leases (a)
Right-of-use assets	$64,319	$65,624
Lease Liabilities	$77,625	$79,026

	Three months ended March 31,
	2022		2021
Operating Lease Expense	$1,952		$1,952
Operating cash flows - Cash Paid	$2,049		$2,037

	March 31, 2022		December 31, 2021
Weighted Average Discount Rate	3.30%		3.30%
Weighted Average Remaining Lease Term	10.83	Years	11.06	Years

	Remaining maturities through
Operating lease liabilities	March 31, 2022	December 31, 2021
Remainder of 2022	$6,197	$8,246
2023	8,615	8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
Thereafter	53,656	53,656
Total undiscounted lease payments	92,995	95,044
Imputed interest	(15,370)	(16,018)
Total operating lease liabilities	$77,625	$79,026

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2022. In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2022 and in the same period in 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $4.4 million at March 31, 2022 and $4.6 million at December 31, 2021.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million for the three months ended March 31, 2022, compared to $0.6 million for the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At March 31, 2022 and December 31, 2021, outstanding notional amounts were $66.5 million and $79.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2022, overnight loans extended to other FHLBanks averaged $2.8 million. There were no overnight loans extended to other FHLBanks in the three months ended March 31, 2021. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three months ended March 31, 2022 and March 31, 2021.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At March 31, 2022 and December 31, 2021, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2022	December 31, 2021
	Related	Related
Assets
Advances	$70,629,189	$71,536,402
Accrued interest receivable	75,848	69,852

Liabilities and capital
Deposits	$1,180,820	$1,321,238
Mandatorily redeemable capital stock	7,565	1,959
Accrued interest payable	127	23
Affordable Housing Program (a)	137,261	137,638
Other liabilities (b)	30,368	30,368

Capital	$6,330,062	$6,445,853

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2022	2021
	Related	Related
Interest income
Advances	$112,754	$139,828
Loans to other FHLBanks	1	—

Interest expense
Deposits	$172	$106
Mandatorily redeemable capital stock	126	34

Service fees and other	$4,473	$4,198

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

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2022
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,845,000	20.83%	$39,856	26.92%
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.97	2,240	1.51
Subtotal MetLife,Inc.			16,250,000	22.80	42,096	28.44
New York Community Bank (b)	Hicksville	NY	13,880,000	19.48	50,944	34.41
Equitable Financial Life Insurance Company	New York	NY	6,084,300	8.54	12,917	8.73
Teachers Ins. & Annuity Assoc. of America	New York	NY	5,762,200	8.09	6,713	4.54
New York Life Insurance Company	New York	NY	3,874,500	5.44	13,634	9.21
Investors Bank (c)	Short Hills	NJ	3,275,000	4.60	6,486	4.38
Goldman Sachs Bank USA	New York	NY	2,500,000	3.51	1,431	0.97
Signature Bank	New York	NY	2,449,517	3.44	6,501	4.39
ESL Federal Credit Union	Rochester	NY	2,296,088	3.22	2,271	1.53
Prudential Insurance Company of America	Newark	NJ	1,047,125	1.47	5,039	3.40
Total			$57,418,730	80.59%	$148,032	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank joined the Board of Directors of the FHLBNY as a Member Director on January 1, 2022.
(c)	At March 31, 2022, an officer of this member bank also served on the Board of Directors of the FHLBNY as a Member Director. The member bank merged into a non-member institution on April 7, 2022. As a result, the bank is no longer a member of the FHLBNY and the Director has left the FHLBNY’s Board.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,745,000	20.70%	$156,632	24.03%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.41	5,374	0.83
Subtotal MetLife, Inc.			15,750,000	22.11	162,006	24.86
New York Community Bank	Hicksville	NY	15,105,000	21.21	207,738	31.87
Equitable Financial Life Insurance Company	New York	NY	6,642,717	9.33	59,209	9.08
Citibank, N.A.	New York	NY	5,250,000	7.37	71,312	10.94
Investors Bank (b)	Short Hills	NJ	3,075,000	4.32	30,135	4.62
Signature Bank	New York	NY	2,639,245	3.71	28,419	4.36
New York Life Insurance Company	New York	NY	2,455,000	3.45	54,063	8.30
ESL Federal Credit Union	Rochester	NY	2,189,398	3.07	7,890	1.21
Teachers Ins. & Annuity Assoc. of America	New York	NY	2,155,300	3.03	5,973	0.92
Valley National Bank (b)	Wayne	NJ	1,288,000	1.81	25,028	3.84
Total			$56,549,660	79.41%	$651,773	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2021
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	17.07%	$39,252	21.65%
Metropolitan Tower Life Insurance Company	New York	NY	955,000	1.07	1,238	0.68
Subtotal MetLife, Inc.			16,200,000	18.14	40,490	22.33
Citibank, N.A.	New York	NY	14,900,000	16.68	24,166	13.33
New York Community Bank	Westbury	NY	14,302,661	16.01	52,795	29.12
Equitable Financial Life Insurance Company	New York	NY	10,216,615	11.44	15,791	8.71
Investors Bank (b)	New York	NY	3,000,000	3.36	8,158	4.50
Signature Bank	New York	NY	2,764,245	3.09	7,562	4.17
HSBC Bank USA, National Association	New York	NY	2,750,000	3.08	7,746	4.27
Valley National Bank (b)	Short Hills	NJ	2,436,290	2.73	8,813	4.86
New York Life Insurance Company	Wayne	NJ	2,325,000	2.60	14,081	7.77
Teachers Ins. & Annuity Assoc. of America	Newark	NJ	1,903,400	2.13	1,694	0.94
Total			$70,798,211	79.26%	$181,296	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At March 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022 (the “2021 Annual Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of our 2021 Annual Report, and the risks set forth below:

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	71-72
1.1	Financial Condition	73
1.2	Overview of LIBOR-indexed Instruments Outstanding	75
2.1 - 2.8	Advances	75-80
3.1 - 3.8	Investments	81-85
4.1 - 4.3	Mortgage Loans	86-88
5.1 - 5.10	Consolidated Obligations	88-93
6.1 - 6.4	Capital	93-95
7.1	Derivatives	95-98
8.1 - 8.3	Liquidity	98-99
9.1 - 9.11	Results of Operations	100-111
10.1	Assessments	112

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent 2021 Form 10-K filed on March 22, 2022.

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

The level and volatility of interest rates and credit spreads were affected by several factors during the year ended December 31, 2021, principally the COVID-19 pandemic and efforts in response by the Federal Reserve to keep interest rates low and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors. During the first quarter of 2022, the Federal Reserve has made an effort to raise interest rates in an effort to combat inflation. Markets began experiencing increased volatility due to the conflict between Ukraine and Russia, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the conflict, and resulting economic and market uncertainties.

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

First Quarter 2022 Financial Results

Net income — Net income for 2022 first quarter was $57.0 million, a decrease of $15.2 million, or 21.0 percent, compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the costing yields on debt. Advance balances have decreased compared with the same period in 2021 as members’ funding needs remain lower driven primarily by the significant amounts of deposits on member banks’ balance sheets and liquidity made available through government support actions. Non-interest income increased by $19.9 million compared with same period in 2021, driven primarily by an increase in value of derivatives and instruments held under the fair value option. These gains were largely offset by declines in fair values of U.S. Treasury securities held for liquidity purposes as interest rates increased.

Net Interest Income — Our 2022 first quarter net interest income was $122.1 million compared to $158.5 million in prior year first quarter. This decrease was primarily attributed to a decline of $25.4 billion in average earning assets balances for the first quarter of 2022, compared with first quarter of 2021, including a decrease of $18.8 billion in average advances balances of $71.6 billion at March 31, 2022 from $90.5 billion at December 31, 2021. There have been recent opportunities to purchase mortgage-backed securities due to the increased supply as the Federal Reserve is less actively buying securities, but average balances are lower than the same period last year. In addition, acquired member assets decreased in 2022 due to prepayments and lower originations as interest rates rise. Net interest spread was 42 basis points in the first quarter of 2022, compared to 45 basis points in the same period in the prior year.

Return on average equity (ROE) for 2022 first quarter was 3.61% compared to ROE of 4.06% for the first quarter of 2021.

Other income (loss) — Other income (loss) reported a loss of $12.8 million in first quarter of 2022 compared to a loss of $32.6 million in the first quarter of 2021. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In 2022 first quarter, FVO instruments reported valuation gains of $80.6 million. In 2021 first quarter, FVO instruments reported valuation gains of $61.6 thousand.
●	Derivative activities reported a net increase to income in Other income of $69.0 million in the first quarter of 2022, compared to a net charge of $4.3 million in the first quarter of 2021. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $150.8 million in the first quarter of 2022, compared to net fair value gains of $27.4 million in the first quarter of 2021. These fair value gains largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity. Swap interest accruals on standalone swaps of $6.6 million and $28.6 million were charges to Other income in the first quarter of 2022 and 2021, respectively.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $163.3 million and $34.8 million in the first quarter of 2022 and 2021, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported a loss of $5.8 million in current year period, compared to net gains of $2.3 million in the prior year period.
●	Litigation Settlement – The Bank received a $2.2 million net settlement related to investments in LIBOR-based financial instruments.

Other expenses were $46.0 million in the first quarter of the current year, compared to $47.0 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $6.4 million in the first quarter of the current year, compared to $8.0 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.10 per share (4.36% annualized) was paid in the first quarter of the current year, compared to $1.26 per share (5.00% annualized) in the same period of the prior year.

Financial Condition — March 31, 2022 compared to December 31, 2021

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $108.6 billion at March 31, 2022 from $105.4 billion at December 31, 2021, an increase of $3.2 billion, or 3.1%.

Cash at banks was $20.2 million at March 31, 2022, compared to $21.7 million at December 31, 2021.

Liquidity investments — Money market investments at March 31, 2021 were $9.4 billion in federal funds sold and $0.8 billion in overnight resale agreements. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million at March 31, 2022 and December 31, 2021.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $8.1 billion and $5.8 billion at March 31, 2022 and December 31, 2021, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets at March 31, 2022 and December 31, 2021 included $5.8 billion and $5.5 billion, respectively, of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances were relatively flat at March 31, 2022 at $71.3 billion, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances decreased by 13.0% to $10.0 billion at March 31, 2022, down from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, decreased by 24.7% to $5.6 billion at March 31, 2022, compared to $7.5 billion at December 31, 2021. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $552.3 million and $589.5 million at March 31, 2022 and December 31, 2021, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.2 billion and $5.0 billion at March 31, 2022 and December 31, 2021, respectively.

In the AFS portfolio, long-term investments of floating rate State and local housing finance agency obligations were carried on the balance sheet at fair value of $998.6 million at March 31, 2022 of which the majority were transferred from the HTM portfolio in the second quarter of 2021.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.0 billion at March 31, 2022 and December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.0 billion and $9.1 billion at March 31, 2022 and December 31, 2021, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million on private-label MBS at March 31, 2022, slightly lower than December 31, 2021.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at March 31, 2022 and at December 31, 2021. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at March 31, 2022, unchanged from December 31, 2021.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.8 million and $96.1 million at March 31, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF) and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $2.0 billion at March 31, 2022, a decrease of $0.1 billion from the balance at December 31, 2021. Unpaid principal balance of MAP loans stood at $175.8 million at March 31, 2022 compared to $156.7 million at December 31, 2021.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2022, were lower than December 31, 2021. Allowance for credit losses decreased to $2.0 million at March 31, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At March 31, 2022, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $760.0 million. To support $108.6 billion of total assets at March 31, 2022, the minimum required total capital was $4.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by $2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At March 31, 2022 balance sheet leverage (based on U.S. GAAP) was 17.2 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Other Developments

Replacement of London Interbank Offered Rates (LIBOR) — The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. As noted throughout this report, much of the FHLBNY’s assets, liabilities and derivatives are indexed to LIBOR.

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

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2. Financial Accounting Standards Board (FASB) Standards Issued.

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates, and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Critical Accounting Policies and Estimates in this Form 10-Q and in the 2021 Form 10-K filed on March 22, 2022.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2022	2021	2021	2021	2021

Investments (a)	$35,088	$30,898	$29,076	$37,553	$34,839
Advances	70,629	71,536	70,548	79,985	90,072
Mortgage loans held-for-portfolio, net (b)	2,233	2,320	2,418	2,526	2,711
Total assets	108,598	105,358	102,677	120,449	130,276
Deposits and borrowings	1,181	1,321	1,466	1,531	1,912
Consolidated obligations, net
Bonds	57,376	54,829	61,454	69,313	71,906
Discount notes	43,177	42,197	32,769	42,173	48,617
Total consolidated obligations	100,553	97,026	94,223	111,486	120,523
Mandatorily redeemable capital stock	8	2	2	2	3
AHP liability	137	138	145	153	152
Capital
Capital stock	4,480	4,501	4,447	4,867	5,314
Retained earnings
Unrestricted	1,100	1,104	1,113	1,120	1,123
Restricted	839	827	817	803	788
Total retained earnings	1,939	1,931	1,930	1,923	1,911
Accumulated other comprehensive income (loss)	(89)	14	34	30	13
Total capital	6,330	6,446	6,411	6,820	7,238
Equity to asset ratio (c)(j)	5.83%	6.12%	6.24%	5.66%	5.56%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2022	2021	2021	2021	2021

Investments (a)	$35,609	$32,227	$34,733	$34,952	$42,043
Advances	71,636	70,326	75,642	87,031	90,458
Mortgage loans held-for-portfolio, net	2,275	2,372	2,468	2,608	2,806
Total assets	110,951	106,215	114,074	125,605	136,463
Interest-bearing deposits and other borrowings	1,166	1,256	1,391	1,461	1,604
Consolidated obligations, net
Bonds	56,449	58,852	65,335	68,927	68,601
Discount notes	45,323	38,188	39,375	46,796	57,621
Total consolidated obligations	101,772	97,040	104,710	115,723	126,222
Mandatorily redeemable capital stock	12	2	2	3	3
AHP liability	137	142	147	152	149
Capital
Capital stock	4,501	4,440	4,668	5,185	5,304
Retained earnings
Unrestricted	1,094	1,103	1,112	1,120	1,122
Restricted	830	820	808	794	779
Total retained earnings	1,924	1,923	1,920	1,914	1,901
Accumulated other comprehensive income (loss)	(21)	28	29	25	(1)
Total capital	6,404	6,391	6,617	7,124	7,204

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended
(dollars in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
(except earnings and dividends per share, and headcount)	2022	2021	2021	2021	2021
Net income	$57	$53	$66	$75	$72
Net interest income (d)	122	111	128	143	159
Dividends paid in cash (e)	49	52	59	63	70
AHP expense	6	6	7	8	8
Return on average equity (f)(g)(j)	3.61%	3.28%	3.95%	4.21%	4.06%
Return on average assets (g)(j)	0.21%	0.20%	0.23%	0.24%	0.21%
Other non-interest income (loss)	(13)	3	(8)	(10)	(33)
Operating expenses (h)	38	46	41	41	38
Finance Agency and
Office of Finance expenses	6	5	6	5	6
Total other expenses (k)	46	56	49	52	47
Operating expenses ratio (g)(i)(j)	0.14%	0.17%	0.14%	0.13%	0.11%
Earnings per share	$1.27	$1.21	$1.41	$1.44	$1.36
Dividends per share	$1.10	$1.12	$1.14	$1.17	$1.26
Headcount (Full/part time)	338	340	344	353	353

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses on mortgage loans were $2.0 million, $2.1 million, $3.0 million, $4.1 million and $5.7 million, for the periods ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2022	December 31, 2021	dollar amount	percentage
Assets
Cash and due from banks	$20,204	$21,653	$(1,449)	(6.69)%
Interest-bearing deposits	675,000	675,000	—	—
Securities purchased under agreements to resell	800,000	1,200,000	(400,000)	(33.33)
Federal funds sold	9,420,000	7,230,000	2,190,000	30.29
Trading securities	8,123,393	5,821,380	2,302,013	39.54
Equity Investments	91,805	96,124	(4,319)	(4.49)
Available-for-sale securities	6,791,399	6,547,421	243,978	3.73
Held-to-maturity securities	9,186,463	9,328,665	(142,202)	(1.52)
Advances	70,629,189	71,536,402	(907,213)	(1.27)
Mortgage loans held-for-portfolio	2,233,027	2,319,864	(86,837)	(3.74)
Accrued interest receivable	140,878	123,258	17,620	14.30
Premises, software, and equipment	80,541	83,815	(3,274)	(3.91)
Operating lease right-of-use assets	64,319	65,624	(1,305)	(1.99)
Derivative assets	332,274	297,504	34,770	11.69
Other assets	9,426	11,632	(2,206)	(18.96)
Total assets	$108,597,918	$105,358,342	$3,239,576	3.07%

Liabilities
Deposits
Interest-bearing demand	$1,157,593	$1,283,072	$(125,479)	(9.78)%
Non-interest-bearing demand	23,227	38,166	(14,939)	(39.14)
Total deposits	1,180,820	1,321,238	(140,418)	(10.63)
Consolidated obligations
Bonds	57,375,908	54,829,401	2,546,507	4.64
Discount notes	43,176,960	42,197,259	979,701	2.32
Total consolidated obligations	100,552,868	97,026,660	3,526,208	3.63
Mandatorily redeemable capital stock	7,565	1,959	5,606	286.17

Accrued interest payable	121,388	126,990	(5,602)	(4.41)
Affordable Housing Program	137,261	137,638	(377)	(0.27)
Derivative liabilities	13,447	36,512	(23,065)	(63.17)
Other liabilities	176,882	182,466	(5,584)	(3.06)
Operating lease liabilities	77,625	79,026	(1,401)	(1.77)
Total liabilities	102,267,856	98,912,489	3,355,367	3.39
Capital	6,330,062	6,445,853	(115,791)	(1.80)
Total liabilities and capital	$108,597,918	$105,358,342	$3,239,576	3.07%

Balance Sheet overview March 31, 2022 and December 31, 2021

Total assets increased to $108.6 billion at March 31, 2022 from $105.4 billion at December 31, 2021, an increase of $3.2 billion, or 3.1%.

Cash at banks was $20.2 million at March 31, 2022, compared to $21.7 million at December 31, 2021.

Money market investments at March 31, 2022 were $9.4 billion in federal funds sold and $0.8 billion in overnight resale agreements. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Federal funds sold averaged $12.1 billion, $10.8 billion and $11.6 billion in the first quarter of 2022, the fourth quarter of 2021 and the first quarter of 2021, respectively. Resale agreements averaged $35.6 million, $13.0 million and $2.3 billion in the first quarter of 2022, the fourth quarter of 2021 and the first quarter of 2021, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million at March 31, 2022, unchanged from December 31, 2021.

Advances — Par balances were relatively flat at March 31, 2022 at $71.3 billion, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances decreased by 13.0% to $10.0 billion at March 31, 2022, down from $11.5 billion at December 31,

2021. ARC advances, which are adjustable-rate borrowings, decreased by 24.7% to $5.6 billion at March 31, 2022, compared to $7.5 billion at December 31, 2021.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $552.3 million and $589.5 million at March 31, 2022 and December 31, 2021, respectively. Fixed-rate long-term investments in the AFS portfolio, comprising of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.2 billion and $5.0 billion at March 31, 2022 and December 31, 2021, respectively. We acquired $0.7 billion (par) of fixed-rate GSE-issued MBS in the first quarter of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.0 billion at March 31, 2022 and December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.0 billion and $9.1 billion at March 31, 2022 and December 31, 2021. We acquired $150.0 million (par) of fixed-rate GSE-issued MBS in the first quarter of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at March 31, 2022 and December 31, 2021.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At March 31, 2022, trading investments were $8.1 billion in U.S. Treasury securities. At March 31, 2021, trading investments were $9.6 billion in U.S. Treasury securities and $2.1 million in Ambac corporate notes. At December 31, 2021, trading investments were $5.8 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.8 million and $96.1 million at March 31, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $2.0 billion at March 31, 2022, a decrease of $0.1 billion from the balance at December 31, 2021. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $175.8 million at March 31, 2022, an increase of $19.1 million from the balance at December 31, 2021. Paydowns for the total portfolio for three months ended March 31, 2022 were $106.9 million compared to $244.6 million for the same period in 2021. Acquisitions for the three months ended March 31, 2022 were $22.2 million compared to $58.6 million for the same period in 2021. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2022 were lower than December 31, 2021. Allowance for credit losses decreased to $2.0 million at March 31, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At March 31, 2022, actual risk-based capital was $6.4 billion, compared to required risk-based capital of $760.0 million. To support $108.6 billion of total assets at March 31, 2022, the minimum required total capital was $4.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.4 billion, exceeding required total capital by

$2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2022, balance sheet leverage (based on U.S. GAAP) was 17.2 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2022 included $18.1 million as demand cash balances at the FRBNY, $10.2 billion in short-term and overnight investments in the federal funds and resale agreements, and $5.8 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

Replacement of London Interbank Offered Rates (LIBOR) — We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR. We have successfully transitioned $7.5 billion of advance derivative hedges since 2020 to March 31, 2022. We have successfully transitioned $0.7 billion of securities from LIBOR to SOFR in 2021.

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

The following data provides an overview of LIBOR-indexed instruments outstanding at March 31, 2022 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	March 31, 2022
LIBOR indexed Derivatives (notionals)	$5,877,189
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,641,136
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$210,000
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,165,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding at March 31, 2022 and December 31, 2021 were $70.6 billion and $71.5 billion, respectively. Carrying values included cumulative hedging basis adjustment losses of $627.3 million at March 31, 2022 and gains of $321.4 million at December 31, 2021.

Table 2.1    Advance Trends

Member demand for advance products

Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part I, Item 1A. Risk Factors in the most recent 10-K filed on March 22, 2022.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$5,621,000	7.89%	$7,468,000	10.49%
Fixed Rate Advances	51,442,057	72.19	47,466,196	66.65
Short-Term Advances	9,978,172	14.00	11,468,580	16.10
Mortgage Matched Advances	92,339	0.13	112,215	0.16
Overnight & Line of Credit (OLOC) Advances	727,100	1.02	959,752	1.35
All other categories	3,396,003	4.77	3,740,423	5.25
Total par value	71,256,671	100.00%	71,215,166	100.00%
Advance discounts	(144)		(160)
Hedge valuation basis adjustments	(627,338)		321,396
Total	$70,629,189		$71,536,402

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
March 31, 2022	$71,256,671	$22,339,617	$93,596,288	$316,033,946	$73,313,430	$389,347,376
December 31, 2021	$71,215,166	$20,606,819	$91,821,985	$320,683,186	$63,956,008	$384,639,194

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
March 31, 2022	$73,994,530	$315,352,846	$389,347,376
December 31, 2021	$64,690,246	$319,948,948	$384,639,194

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$65,633,171	92.11%	$63,744,666	89.51%
Variable-rate (b)	5,623,500	7.89	7,470,500	10.49
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	—	—
Total par value	71,256,671	100.00%	71,215,166	100.00%
Advance discounts	(144)		(160)
Hedge valuation basis adjustments	(627,338)		321,396
Total	$70,629,189		$71,536,402

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at March 31, 2022, with only 14.9% of advances in the remaining maturity bucket of greater than 5 years (16.1% at December 31, 2021). For more information, see financial statements Note 9. Advances.

(b)Variable-rate advances are ARC advances, which are typically indexed to LIBOR and other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	March 31, 2022		December 31, 2021		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$35,645,689	50.03%	$33,315,184	46.78%	$2,330,505	7.00%
Due after 1 year through 3 years	14,465,241	20.30	13,672,643	19.20	792,598	5.80
Due after 3 years through 5 years	5,645,260	7.92	5,981,524	8.40	(336,264)	(5.62)
Due after 5 years through 15 years	2,033,623	2.85	2,892,046	4.06	(858,423)	(29.68)
Thereafter	268	—	303	—	(35)	(11.45)
Total principal amount	57,790,081	81.10	55,861,700	78.44	1,928,381	3.45

Fixed-rate, putable
Due in 1 year or less	1,000	—	1,000	—	—	—
Due after 1 year through 3 years	158,000	0.22	158,000	0.22	—	—
Due after 3 years through 5 years	9,250	0.01	14,250	0.02	(5,000)	(35.09)
Due after 5 years through 15 years	7,582,500	10.65	7,597,500	10.67	(15,000)	(0.20)
Thereafter	—	—	—	—	—	NM
Total principal amount	7,750,750	10.88	7,770,750	10.91	(20,000)	(0.26)

Variable-rate
Due in 1 year or less	3,979,500	5.58	5,639,500	7.92	(1,660,000)	(29.44)
Due after 1 year through 3 years	424,000	0.60	524,000	0.74	(100,000)	(19.08)
Due after 3 years through 5 years	220,000	0.31	207,000	0.29	13,000	6.28
Due after 5 years through 15 years	1,000,000	1.40	1,000,000	1.40	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	5,623,500	7.89	7,370,500	10.35	(1,747,000)	(23.70)

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	100,000	0.14	(100,000)	(100.00)
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	100,000	0.14	(100,000)	(100.00)

Other (b)
Due in 1 year or less	38,548	0.06	47,177	0.07	(8,629)	(18.29)
Due after 1 year through 3 years	41,204	0.06	49,630	0.07	(8,426)	(16.98)
Due after 3 years through 5 years	9,120	0.01	11,663	0.02	(2,543)	(21.80)
Due after 5 years through 15 years	2,798	—	3,014	—	(216)	(7.17)
Thereafter	670	—	732	—	(62)	(8.49)
Total principal amount	92,340	0.13	112,216	0.16	(19,876)	(17.71)

Overdrawn and overnight deposit accounts	—	—	—	—	—	NM
Total principal amount advances	71,256,671	100.00%	71,215,166	100.00%	41,505	0.06%
Other adjustments, net (c)	(627,482)		321,236		(948,718)

Total advances	$70,629,189		$71,536,402		$(907,213)

(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	March 31, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullets (a)	$34,576,282	$29,279,507
Fixed-rate putable (b)	7,750,750	7,770,750
Fixed-rate with embedded cap	360,000	360,000
Total qualifying hedges	$42,687,032	$37,410,257

Aggregate par amount of advances hedged (c)	$42,937,032	$40,560,257
Fair value basis (hedging adjustments)	$(627,338)	$321,396

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (LIBOR, Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At March 31, 2022 and December 31, 2021, notional amounts of basis swaps were $0.3 billion and $3.1 billion. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	March 31, 2022	December 31, 2021
Putable (a)	$7,750,750	$7,770,750

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2022	2021	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$998,578	$998,637	$(59)	(0.01)%
Held-to-maturity securities, at carrying value, net	184,477	184,886	(409)	(0.22)
Total HFA securities	1,183,055	1,183,523	(468)	(0.04)

Trading securities (b)	8,123,393	5,821,380	2,302,013	39.54
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	5,792,821	5,548,784	244,037	4.40
Held-to-maturity securities, at carrying value, net (c)	9,001,986	9,143,779	(141,793)	(1.55)
Total MBS securities	14,794,807	14,692,563	102,244	0.70

Equity investments in Grantor trust (d)	91,805	96,124	(4,319)	(4.49)
Interest-bearing deposits	675,000	675,000	—	—
Securities purchased under agreements to resell	800,000	1,200,000	(400,000)	(33.33)
Federal funds sold	9,420,000	7,230,000	2,190,000	30.29

Total Investments	$35,088,060	$30,898,590	$4,189,470	13.56%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions of State and local housing finance agency bonds for the three months ending March 31, 2022 and paydowns were $0.4 million in the HTM portfolio for the same period. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.

(b)

Trading securities comprised of U.S. Treasury securities at March 31, 2022 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $2.8 billion par of U.S. Treasury notes in the first quarter of 2022.

(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.

(d)

Funds in the grantor trust are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	March 31, 2022			December 31, 2021
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$2,441,284	$2,442,192	38.57%	$2,565,768	$2,594,055	39.80%
Freddie Mac	12,284,758	12,309,338	194.07	12,053,895	12,390,599	187.00
Ginnie Mae	8,750	8,750	0.14	9,349	9,349	0.15
All Others - PLMBS	60,015	66,506	0.95	63,551	71,422	0.99
Non-MBS, net (b)	1,183,055	1,166,991	18.69	1,183,523	1,166,270	18.36

Total Investment Debt Securities	$15,977,862	$15,993,777	252.41%	$15,876,086	$16,231,695	246.30%

Categorized as:

Available-for-Sale Securities	$6,791,399	$6,791,399		$6,547,421	$6,547,421

Held-to-Maturity Securities, net	$9,186,463	$9,202,378		$9,328,665	$9,684,274

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	March 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$198	$8,943,813	$45,196	$566	$12,213	$9,001,986
State and local housing finance agency obligations	—	182,920	1,557	—	—	184,477
Total Long-term securities	$198	$9,126,733	$46,753	$566	$12,213	$9,186,463

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$229	$9,082,287	$48,055	$616	$12,592	$9,143,779
State and local housing finance agency obligations	—	183,330	1,556	—	—	184,886
Total Long-term securities	$229	$9,265,617	$49,611	$616	$12,592	$9,328,665

See footnotes (a) and (b) under Table 3.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	March 31, 2022
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,792,821	$—	$—	$—	$5,792,821
State and local housing finance agency obligations	18,987	977,412	—	2,179	—	998,578
Total Long-term securities	$18,987	$6,770,233	$—	$2,179	$—	$6,791,399

	December 31, 2021
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,548,784	$—	$—	$—	$5,548,784
State and local housing finance agency obligations	18,951	977,507	—	2,179	—	998,637
Total Long-term securities	$18,951	$6,526,291	$—	$2,179	$—	$6,547,421

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5 Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2022		December 31, 2021
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$988,222	2.75%	$622,150	2.63%
Due after one year through five years	4,033,243	2.52	4,120,381	2.47
Due after five years through ten years	8,114,914	2.54	8,002,850	2.51
Due after ten years	1,699,666	1.62	1,793,274	1.46

Total Mortgage-backed securities	$14,836,045	2.44%	$14,538,655	2.37%

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	March 31, 2022	December 31, 2021
Current face value of hedged CMBS	$3,879,361	$3,190,361
Partial-term hedge face value of hedged CMBS	$3,461,000	$2,859,000
Cumulative basis adjustment gains (losses)	$(237,063)	$(30,667)
Interest rate swap contracts (par)	$3,461,000	$2,859,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balances outstanding under such agreements were $0.8 billion at March 31, 2022 and $1.2 billion at December 31, 2021. Resale agreements averaged $35.6 million and $13.0 million in the first quarter of 2022 and forth quarter of 2021, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.4 billion at March 31, 2022, and $7.2 billion at December 31, 2021, and averaged $12.1 billion and $10.8 billion the first quarter of 2022 and the fourth quarter of 2021, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	March 31, 2022	December 31, 2021
Par value	$8,320,925	$5,850,925
Amortized cost	$8,300,539	$5,835,212
Carrying/Fair value	$8,123,393	$5,821,380

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	March 31, 2022	December 31, 2021
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$8,320,925	$5,850,925
Par amounts of interest rate swaps	$8,320,925	$5,850,925

(a)	Balances represent outstanding amounts of U.S. Treasury notes and bills.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.2 billion at March 31, 2022, a decrease of $0.1 billion (net of acquisitions and paydowns) from the balance at December 31, 2021. Mortgage loan balances declined due to loan prepayments as a result of the low interest rate environment. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at March 31, 2022 were lower than December 31, 2021. Allowance for credit losses was $2.0 million at March 31, 2022, compared to $2.1 million at December 31, 2021.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at March 31, 2022. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	March 31, 2022	December 31, 2021
Federal Housing Administration and Veteran Administration insured loans	$153,590	$160,716
Conventional loans	1,900,540	1,999,543
Allowance for credit losses on mortgage loans	(1,838)	(1,956)
MPF loans held-for-portfolio, net (a)	$2,052,292	$2,158,303

(a)	Balances represent MPF portfolio; MAP portfolio balance of $180.7 million as of March 31, 2022 and $161.6 million as of December 31, 2021 were not included.

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

Table 4.2    Geographic Concentration of MPF Loans

	March 31, 2022		December 31, 2021
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.4%	68.4%	73.2%	68.0%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	March 31, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$190,444	9.41%
Bethpage Federal Credit Union	156,329	7.73
Investors Bank (a)	145,869	7.21
Sterling National Bank	137,306	6.79
Manasquan Bank	111,000	5.48
All Others	1,282,498	63.38

Total (b)	$2,023,446	100.00%

	December 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$195,737	9.20%
Bethpage Federal Credit Union	164,021	7.71
Investors Bank	157,304	7.39
Sterling National Bank	143,790	6.76
Manasquan Bank	116,256	5.46
All Others	1,350,691	63.48

Total (b)	$2,127,799	100.00%

(a)	This member bank merged into a non-member institution on April 7, 2022. As a result, the bank is no longer a member of the FHLBNY.
(b)	MAP unpaid principal balances of $175.8 million as of March 31, 2022 and $156.7 million as of December 31, 2021 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $100.6 billion and $97.0 billion at March 31, 2022 and December 31, 2021.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $57.4 billion (par, $58.1 billion) at March 31, 2022, compared to $54.8 billion (par, $54.5 billion) at December 31, 2021. The carrying value of Consolidated obligation discount notes outstanding was $43.2 billion at March 31, 2022 and $42.2 billion at December 31, 2021.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $8.5 billion at March 31, 2022 and $4.8 billion at December 31, 2021.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$28,145,380	48.44%	$31,907,580	58.53%
Fixed-rate, callable	15,890,130	27.35	12,993,130	23.84
Step Up, callable	5,590,000	9.62	4,799,000	8.80
Floating rate, callable	2,015,000	3.47	1,265,000	2.32
Single-index floating rate	6,458,850	11.12	3,550,000	6.51

Total par value	58,099,360	100.00%	54,514,710	100.00%

Bond premiums	152,650		152,601
Bond discounts	(22,366)		(23,563)
Hedge valuation basis adjustments (a)	(881,323)		77,048
Hedge basis adjustments on de-designated hedges (b)	124,015		125,091
FVO (c) - valuation adjustments and accrued interest	(96,428)		(16,486)
Total Consolidated obligation-bonds	$57,375,908		$54,829,401

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $881.3 million at March 31, 2022 and losses of $77.0 million at December 31, 2021. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	March 31, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullet bonds	$16,121,890	$15,333,890
Fixed-rate callable bonds	21,371,130	16,488,130
	$37,493,020	$31,822,020

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2022	December 31, 2021
Bonds designated under FVO	$1,997,575	$7,402,560

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2022	December 31, 2021
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$250,000
Fixed-rate bonds (b)	350,000	220,000
	$350,000	$470,000

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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	March 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$40,107,160	69.03%	$37,107,475	68.07%
Due or callable after one year through two years	6,824,875	11.75	6,990,160	12.82
Due or callable after two years through three years	2,096,850	3.61	2,331,385	4.28
Due or callable after three years through four years	2,748,765	4.73	2,013,085	3.69
Due or callable after four years through five years	2,228,905	3.84	1,825,905	3.35
Thereafter	4,092,805	7.04	4,246,700	7.79
Total par value	$58,099,360	100.00%	$54,514,710	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2022	December 31, 2021
Callable	$23,495,130	$19,057,130
Non-Callable	$34,604,230	$35,457,580

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	March 31, 2022	December 31, 2021
Par value	$43,225,559	$42,204,430
Amortized cost	$43,199,256	$42,197,683
Hedge value basis adjustments (a)	(22,296)	(424)
FVO (b) - valuation adjustments and remaining accretion	—	—
Total discount notes	$43,176,960	$42,197,259
Weighted average interest rate	0.26%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $29.2 billion and $3.4 billion were hedged under ASC 815 qualifying fair value hedges at March 31, 2022 and December 31, 2021, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.

(b)	FVO valuation adjustments — Valuation basis adjustment are recorded to recognize changes in the entire or full fair values, including unaccreted discounts on CO discount notes elected under the FVO. No FVO discount note was elected under the FVO at March 31, 2022 and December 31, 2021. The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve. When held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2022	December 31, 2021
Discount notes hedged under qualifying hedge	$29,216,279	$3,374,841

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	March 31, 2022
Discount notes designated as economic hedges (a)	$349,846

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material. No CO discount notes were outstanding at December 31, 2021 for economic hedges.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2022	December 31, 2021
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,693,000

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

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes elected under the FVO at March 31, 2022 and December 31, 2021.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $121.4 million at March 31, 2022 and $127.0 million at December 31, 2021. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $176.9 million at March 31, 2022 and $182.5 million at December 31, 2021. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	March 31, 2022	December 31, 2021
Capital Stock (a)	$4,480,031	$4,500,785
Unrestricted retained earnings (b)	1,100,420	1,103,585
Restricted retained earnings (c)	838,788	827,380
Accumulated Other Comprehensive Income (Loss)	(89,177)	14,103
Total Capital	$6,330,062	$6,445,853

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

(c)

Restricted retained earnings — Restricted retained earnings balance at March 31, 2022 has grown to $838.8 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at March 31, 2022 was $1.0 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $838.8 million at March 31, 2022. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2022	December 31, 2021
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(1,368)	$(1,586)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(276,657)	125,170
Net Fair value hedging gains (losses) on available-for-sale securities (b)	237,063	30,667
Net Cash flow hedging gains (losses) (c)	(10,012)	(101,499)
Employee supplemental retirement plans (d)	(38,203)	(38,649)
Total Accumulated other comprehensive income (loss)	$(89,177)	$14,103

(a)

Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the impaired securities).

(b)

Net market values unrealized gains (losses) on available-for-sale securities were losses of $276.7 million and gains of $125.2 million at March 31, 2022 and December 31, 2021, respectively, represent third-party pricing vendors’ market-based unrealized gains of securities designated as AFS. Net unrealized gains of $237.1 million and $30.7 million at March 31, 2022 and December 31, 2021, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.

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

Table 6.3    AOCI Rollforward due to ASC 815 Hedging Programs

	March 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	90,784	—	206,396
Amount reclassified	—	351	—
Fair Value - closed contract	—	352	—
Ending balance	$(3,817)	$(6,195)	$237,063

Notional amount of swaps outstanding	$1,608,000	$—	$3,461,000

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000

	March 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	82,494	—	77,393
Amount reclassified	—	367	—
Ending balance	$(116,000)	$(8,343)	$33,341

Notional amount of swaps outstanding	$1,896,000	$—	$1,432,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2022	March 31, 2021
Cash dividends paid per share	$1.10	$1.26
Dividends paid (a) (c)	$48,797	$70,815
Pay-out ratio (b)	85.55%	98.07%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	March 31, 2022

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$699,000	$2,197	$(2,160)	$37	$—	$37
Cleared derivatives assets (d)	1,130,533	2,894	—	2,894	33,146	36,040
	1,829,533	5,091	(2,160)	2,931	33,146	36,077
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	17,832,809	(550,832)	693,160	142,328	(107,228)	35,100
Triple B liability (c)	6,303,000	(217,840)	224,200	6,360	—	6,360
Cleared derivatives liability (d)	91,636,989	(39,032)	219,208	180,176	332,332	512,508
	115,772,798	(807,704)	1,136,568	328,864	225,104	553,968
Total derivative positions with non-member counterparties to which the Bank had credit exposure	117,602,331	(802,613)	1,134,408	331,795	258,250	590,045
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	33,000	479	—	479	(479)	—
Delivery commitments
Derivative position with delivery commitments	8,469	—	—	—	—	—
Total derivative position with members	41,469	479	—	479	(479)	—
Total	$117,643,800	$(802,134)	$1,134,408	$332,274	$257,771	$590,045
Derivative positions without credit exposure	9,031,345
Total notional	$126,675,145

	December 31, 2021
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,182,000	$50,094	$73,000	$123,094	$(112,659)	$10,435
Cleared derivatives assets (d)	4,191,067	743	—	743	33,859	34,602
	8,373,067	50,837	73,000	123,837	(78,800)	45,037
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	699,000	(6,478)	6,540	62	—	62
Triple B liability (c)	3,203,000	(167,564)	168,000	436	—	436
Cleared derivatives liability (d)	62,389,522	(3,951)	173,946	169,995	333,251	503,246
	66,291,522	(177,993)	348,486	170,493	333,251	503,744
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,664,589	(127,156)	421,486	294,330	254,451	548,781
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	79,000	3,165	—	3,165	(3,165)	—
Delivery commitments
Derivative position with delivery commitments	8,573	9	—	9	(9)	—
Total derivative position with members	87,573	3,174	—	3,174	(3,174)	—
Total	$74,752,162	$(123,982)	$421,486	$297,504	$251,277	$548,781
Derivative positions without credit exposure	20,247,014
Total notional	$94,999,176

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $365.5 million and $367.1 million, in marketable securities as collateral at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, we had pledged $219.2 million and $173.9 million in cash as collateral.

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

In addition, the Bank provides for Contingency Liquidity, which is defined as the sources of cash the Bank may use to meet its operational requirements when its access to the capital markets is impeded. We met our Contingency Liquidity requirements during all periods in this report. Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity. Advisory Bulletin 2018-07 concerning liquidity was by policy fully implemented on December 31, 2019.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2022	$1,199	$60,522	$59,323
December 31, 2021	1,301	58,192	56,891

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2022	$2,944	$27,048	$24,104
December 31, 2021	4,174	23,534	19,360

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2022	$1,881	$24,382	$22,501
December 31, 2021	1,115	21,023	19,908

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

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 requires the Bank to maintain between 10 and 30 business days of positive cash flow assuming all advances renew. The Advisory Bulletin also requires us to hold liquidity in a specified range of the notional of our outstanding standby financial letters of credit and provides guidance on maintaining appropriate funding gaps for three-month and one-year maturity horizons. The FHFA has periodically issued updated guidance in supervisory letters. We remain in compliance with the Advisory Bulletin and all Liquidity regulations.

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

Cash flows

Cash and due from Banks was $20.2 million at March 31, 2022 and $2.3 billion at March 31, 2021. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $898.3 million in net cash inflows in the three months ended March 31, 2022, compared to inflows of $409.2 million in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $57.0 million in the three months ended March 31, 2022 and $72.2 million in the same period in the prior year; (b) Derivatives and hedging activities provided $667.8 million in cash flows in the three months ended March 31, 2022, compared to $231.1 million in cash flows in the same period in the prior year. (c) Positive adjustments to operating cash flows of $163.3 million to recognize unrealized valuation losses on U.S. Treasury securities at March 31, 2022, compared to $34.8 million in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $5.3 billion in net cash outflows in the three months ended March 31, 2022, compared to $6.5 billion in net cash inflows in the same period in the prior year. In the three months ended March 31, 2022, we acquired $2.7 billion of Treasury securities compared to $0.7 billion in the same period of the prior year. Repayments from Treasury securities were $0.3 billion in the three months ended March 31, 2022 compared to $2.8 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were $0.4 billion in the three months ended March 31, 2022 compared to $4.7 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $4.4 billion in the three months ended March 31, 2022 compared to net outflows of $6.5 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2022 and March 31, 2021. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 22, 2022.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended March 31,
	2022	2021
Total interest income	$222,410	$282,275
Total interest expense	100,320	123,737
Net interest income before provision for credit losses	122,090	158,538
Provision (Reversal) for credit losses	(78)	(1,285)
Net interest income after provision for credit losses	122,168	159,823
Total other income (loss)	(12,755)	(32,618)
Total other expenses	46,022	46,969
Income before assessments	63,391	80,236
Affordable Housing Program Assessments	6,351	8,027
Net income	$57,040	$72,209

Net Income — 2022 First Quarter Compared to 2021 First Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2022 first quarter was $57.0 million, a decrease of $15.2 million, or 21.0% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2022 first quarter Net interest income was $122.1 million, a decrease of $36.4 million, or 23.0% compared to the same period in the prior year. Net interest spread was 42 basis points in the 2022 first quarter compared to 45 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $12.8 million in 2022 first quarter compared to a loss of $32.6 million in the same period in the prior year.

●	Service fees and other were $4.5 million in the 2022 first quarter compared to $4.1 million in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.

●	Financial instruments carried at fair values reported net valuation gain of $80.6 million in the 2022 first quarter compared to net gain of $61.6 thousand in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.

●	Derivative activities reported net gains of $69.0 million in Other income in the 2022 first quarter compared to net losses of $4.3 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

●	U.S. Treasury Securities held for liquidity (classified as trading) reported net losses of $163.3 million in the 2022 first quarter compared to net losses of $34.8 million in the same period in the prior year.

●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net losses of $5.8 million in the 2022 first quarter compared to net gains of $2.3 million in the same period in the prior year.

●	Litigation Settlement — The Bank received a $2.2 million net settlement related to investments in LIBOR-based financial instruments.

Other expenses were $46.0 million in the 2022 first quarter compared to $47.0 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $14.5 million in the 2022 first quarter, up from $14.2 million in the same period in the prior year.

●	Compensation and benefits expenses were $23.3 million in the 2022 first quarter compared to $24.3 million in the same period in the prior year.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.7 million in the 2022 first quarter compared to $5.6 million in the same period in the prior year.

●	Other expenses were $2.4 million in the 2022 first quarter compared to $2.8 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $6.4 million in the 2022 first quarter compared to $8.0 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended March 31,
			Percentage
	2022	2021	Change
Total interest income (a)	$222,410	$282,275	(21.21)%
Total interest expense (a)	100,320	123,737	(18.92)
Net interest income before provision for credit losses	$122,090	$158,538	(22.99)%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the 2022 first quarter, net interest income, before loan loss provisions, was $122.1 million, a decline of $36.4 million, or 23.0% from first quarter of 2021. Primary driver was a decrease in the average balances of interest earning assets, principally advances. Additionally, $1.0 million of prepayment fees from Advances and Mortgage-backed securities were recorded in Net interest income in 2022 first quarter compared to $7.4 million in 2021 first quarter. Financial markets during the quarter started to exhibit rising levels of interest rates, but continued high levels of liquidity, impacting our interest revenues and opportunities for acquiring investments during the quarter.

In the 2022 first quarter, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were lower than 2021 first quarter. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 45 basis points in the first quarter of 2022, compared to 47 basis points in the prior year same period. Net interest spread in the first quarter of 2022 was 42 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 45 basis points in the prior year same period.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, decreased to $6.4 billion in the first quarter of 2022, down from $7.2 billion in the same period in the prior year (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in the first quarter of 2022 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded net expense of $55.0 million in the first quarter of 2022, compared to $95.0 million in the first quarter of 2021. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness compared to last year was immaterial.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended March 31,
	2022	2021
Interest income	$317,340	$392,024
Fair value hedging effects	3,168	1,994
Amortization of basis	(36)	52
Interest rate swap accruals	(98,062)	(111,795)
Reported interest income	222,410	282,275

Interest expense	149,841	144,581
Fair value hedging effects	(4,264)	(2,657)
Amortization of basis	(2,187)	(1,381)
Interest rate swap accruals	(43,070)	(16,806)
Reported interest expense	100,320	123,737
Net interest income	$122,090	$158,538
Net interest adjustment - interest rate swaps	$(45,409)	$(88,905)

Spread and Yield Analysis — 2022 First Quarter Compared to 2021 First Quarter

Table 9.4    Spread and Yield Analysis

	Three months ended March 31,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$71,635,722	$112,754	0.64%	$90,458,272	$139,828	0.63%
Interest bearing deposits and others	1,611,485	488	0.12	1,500,859	333	0.09
Federal funds sold and other overnight funds	12,095,044	3,704	0.12	13,938,233	2,776	0.08
Investments
Trading securities	6,692,087	15,334	0.93	11,004,750	40,630	1.50
Mortgage-backed securities
Fixed	11,906,129	67,126	2.29	10,776,178	71,599	2.69
Floating	2,770,518	4,310	0.63	4,029,421	6,057	0.61
State and local housing finance agency obligations	1,183,137	2,322	0.80	1,097,489	1,912	0.71
Mortgage loans held-for-portfolio	2,274,675	16,371	2.92	2,806,486	19,140	2.77
Loans to other FHLBanks	2,778	1	0.15	—	—	NM

Total interest-earning assets	$110,171,575	$222,410	0.82%	$135,611,688	$282,275	0.84%

Funded By:
Consolidated obligation bonds
Fixed	$49,954,202	$79,557	0.65%	$56,006,451	$89,297	0.65%
Floating	6,495,067	2,536	0.16	12,594,285	4,669	0.15
Consolidated obligation discount notes	45,323,296	17,927	0.16	57,621,475	29,612	0.21
Interest-bearing deposits and other borrowings	1,164,204	174	0.06	1,605,517	125	0.03
Mandatorily redeemable capital stock	11,788	126	4.37	2,818	34	4.89

Total interest-bearing liabilities	102,948,557	100,320	0.40%	127,830,546	123,737	0.39%

Other non-interest-bearing funds	797,785	—		575,442	—
Capital	6,425,233	—		7,205,700	—

Total Funding	$110,171,575	$100,320		$135,611,688	$123,737

Net Interest Income/Spread		$122,090	0.42%		$158,538	0.45%

Net Interest Margin
(Net interest income/Earning Assets)			0.45%			0.47%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

NM — Not meaningful.

Rate and Volume Analysis — 2022 First Quarter Compared to 2021 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	March 31, 2022 vs. March 31, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(29,584)	$2,510	$(27,074)
Interest bearing deposits and others	26	129	155
Federal funds sold and other overnight funds	(406)	1,334	928
Investments
Trading securities	(12,853)	(12,443)	(25,296)
Mortgage-backed securities
Fixed	7,042	(11,515)	(4,473)
Floating	(1,952)	205	(1,747)
State and local housing finance agency obligations	156	254	410
Mortgage loans held-for-portfolio	(3,782)	1,013	(2,769)
Loans to other FHLBanks	—	1	1

Total interest income	(41,353)	(18,512)	(59,865)

Interest Expense
Consolidated obligation bonds
Fixed	(9,638)	(102)	(9,740)
Floating	(2,370)	237	(2,133)
Consolidated obligation discount notes	(5,621)	(6,064)	(11,685)
Deposits and borrowings	(42)	91	49
Mandatorily redeemable capital stock	96	(4)	92

Total interest expense	(17,575)	(5,842)	(23,417)

Changes in Net Interest Income	$(23,778)	$(12,670)	$(36,448)

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2022	2021	Change
Interest Income
Advances	$112,754	$139,828	(19.36)%
Interest-bearing deposits	488	333	46.55
Securities purchased under agreements to resell	10	464	(97.84)
Federal funds sold	3,694	2,312	59.78
Trading securities	15,334	40,630	(62.26)
Mortgage-backed securities
Fixed	67,126	71,599	(6.25)
Floating	4,310	6,057	(28.84)
State and local housing finance agency obligations	2,322	1,912	21.44
Mortgage loans held-for-portfolio	16,371	19,140	(14.47)
Loans to other FHLBanks	1	—	NM

Total interest income	$222,410	$282,275	(21.21)%

NM — Not meaningful.

Interest income for 2022 first quarter was $222.4 million, a decline of $59.9 million, or 21.2% compared to the same period in the prior year. To provide context, interest expense for 2022 first quarter declined by 18.9% compared to the same period in the prior year.

Interest revenues earned from lower balance sheet earning assets (primarily the decrease in volume of advance business) made an unfavorable revenue decrease of $41.4 million and yield (rate) related revenue decline of $18.5 million.

Aggregate yield earned on earning assets in 2022 first quarter was 82 basis points, compared to 84 basis points in 2021 first quarter.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances declined by 19.4% in 2022 first quarter, compared to the same period in the prior year.

Advances average balances were $71.6 billion in 2022 first quarter, compared to $90.5 billion in 2021 first quarter.

As compared to 2021 first quarter, lower advances balances in 2022 first quarter resulted in an unfavorable impact of $29.6 million on interest income from advances, and lower market rates resulted in a favorable impact of $2.5 million, for a total decline of $27.1 million in advances interest income. Advances yielded 64 basis points in 2022 first quarter, increased from 63 basis points in 2021 first quarter. Prepayment fee recorded in Interest income from advances was $0.6 million in 2022 first quarter, down from $5.6 million in 2021 first quarter.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from investing in highly-liquid portfolios of investments to meet liquidity regulatory requirements. Interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher average rates in the first quarter of 2022 compared to the same period in 2021. Investments in federal funds and repurchase agreements yielded 12 basis points in aggregate in the first quarter of 2022, compared to 8 basis points in the same period in 2021. Interest income from fixed-rate U.S. Treasury securities was $15.3 million in the first quarter of 2022, down from $40.6 million in the same period in 2021 due to lower average invested balances; yields declined to 93 basis points, compared to 150 basis points in the first quarter of 2021. The lower yields on the fixed-rate securities reflected lower yields on new acquisitions. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purpose.

The earnings impact due to changes in market values of the securities outstanding (unrealized gains and losses) and realized gains and losses on securities sold are recorded in Other income (below the margin) and are noted in Table 9.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income, and discussions thereto. Fixed-rate treasury securities are hedged under economic hedges utilizing swap contracts to synthetically convert fixed cash flows to variable cash flows. The interest settlements on the swaps and changes in the fair values of the swap contracts are recorded in Other income (below the margin); our accounting policies require us to record in Other income the cash flows and fair values on hedging that do not qualify under ASC 815 hedging (economic hedges).

Mortgage-backed-securities

Interest income from floating-rate MBS declined by 28.8% period-over-period in line with declining balances. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our holdings of LIBOR-indexed instruments. Until GSE-issued floating-rate SOFR-indexed MBS become widely traded, we will likely continue to see declining balances of variable-rate MBS.

Interest income from fixed-rate MBS decreased in the first quarter of 2022 compared to the same period in the prior year due to lower aggregate yield, which was 229 basis points in the first quarter of 2022, down from 269 basis points in the same period in the prior year. The Federal Reserve purchases of Fannie and Freddie securities have driven down yields, so that target acquisitions would not always meet our risk/reward targets. Average outstanding balance was $11.9 billion in the first quarter of 2022, compared to $10.8 billion in the same period in the prior year.

In the first quarter of 2022, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net loss of $8.9 million in the first quarter of 2022, compared to a net loss of $3.3 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $16.4 million for the three months ended March 31, 2022, compared to $19.1 million in the same period in the prior year. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.3 billion, yielding 292 basis points in the three months ended March 31, 2022, compared to 277 basis points in the same period last year. In the low interest rate environment, we are observing elevated levels of prepayments, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.8 million in the three months ended March 31, 2022, compared to net amortization of $3.7 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Critical Accounting Policies and Estimates, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At March 31, 2022, mortgage loans under MAP were $175.8 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2022	2021	Change
Interest Expense
Consolidated obligations bonds
Fixed	$79,557	$89,297	(10.91)%
Floating	2,536	4,669	(45.68)
Consolidated obligations discount notes	17,927	29,612	(39.46)
Deposits	172	106	62.26
Mandatorily redeemable capital stock	126	34	270.59
Cash collateral held and other borrowings	2	19	(89.47)

Total interest expense	$100,320	$123,737	(18.92)%

Interest expense in 2022 first quarter was $100.3 million, a decline of 18.9% from 2021 first quarter, comparatively, interest income in 2022 first quarter declined by 21.2% from 2021 first quarter.

The decline in interest expense was driven by lower average balances and market interest rates in 2022 first quarter as compared with 2021 first quarter, and also by lower average balances of Consolidated obligations outstanding.

Rate-related decline in funding expense was $5.8 million, due to volatility in rates in the bond markets; volume-related decline in funding expense was $17.6 million in 2022 first quarter compared to 2021 first quarter. Aggregate yield paid on total funding in 2022 first quarter was 40 basis points, compared to 39 basis points in the same period prior year.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

Allowance for Credit Losses — 2022 First Quarter Compared to 2021 First Quarter

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) and became effective for the Bank as of January 1, 2020. In the 2022 first quarter, we recorded net reversal of $70.3 thousand compared to net reversal of $1.3 million in the same period in the prior year against our mortgage loan portfolio. We also recorded de minimis amount of net reversal against our investment portfolio in the first quarter of 2022 and the same period in the prior year.

Analysis of Non-Interest Income (Loss) — 2022 First Quarter Compared to 2021 First Quarter

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended March 31,
	2022	2021
Other income (loss):
Service fees and other (a)	$4,495	$4,132
Instruments held under the fair value option gains (losses) (b)	80,646	62
Derivative gains (losses) (c)	69,016	(4,309)
Trading securities gains (losses) (d)	(163,313)	(34,803)
Equity investments gains (losses) (e)	(5,801)	2,300
Litigation settlement	2,202	—
Total other income (loss)	$(12,755)	$(32,618)

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit was $4.3 million in the first quarter of the current year compared to $4.4 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended March 31,
	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(163,313)	$(34,803)
Net gains (losses) on trading securities	$(163,313)	$(34,803)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Notional amounts of securities were higher in the current year period, $8.3 billion at March 31, 2022, compared to $5.9 billion at December 31, 2021.

Other income (loss) — Derivatives and Hedging Activities — 2022 First Quarter Compared to 2021 First Quarter

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended March 31,
	2022	2021
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$150,759	$27,410
Caps or floors	395	27
Mortgage delivery commitments	(452)	(413)
Swaps economically hedging instruments designated under FVO (b)	(75,101)	(2,738)
Accrued interest on derivatives in economic hedging relationships (c)	(6,578)	(28,610)
Net gains (losses) related to derivatives not designated as hedging instruments	$69,023	$(4,324)
Price alignment interest paid on variation margin	(7)	15
Net gains (losses) on derivatives and hedging activities	$69,016	$(4,309)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $154.9 million in the first quarter of 2022, compared to fair value gains of $33.3 million in the first quarter of 2021. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2022 First Quarter Compared to 2021 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
		Percentage of		Percentage
	2022	Total	2021	of Total
Operating Expenses (a)
Occupancy	$2,148	14.78%	$2,202	15.46%
Depreciation and leasehold amortization	4,172	28.71	3,034	21.29
All others (b)	8,211	56.51	9,011	63.25
Total Operating Expenses	$14,531	100.00%	$14,247	100.00%
Total Compensation and Benefits	$23,332		$24,327
Finance Agency and Office of Finance (c)	$5,712		$5,620
Other expenses (d)	$2,447		$2,775

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2022 First Quarter Compared to 2021 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended March 31,
	2022	2021
Beginning balance	$137,638	$148,827
Additions from current period’s assessments	6,351	8,027
Net disbursements for grants and programs	(6,728)	(4,678)
Ending balance	$137,261	$152,176

AHP assessments allocated from net income totaled $6.4 million for the three months ended March 31, 2022, compared to $8.0 million for same period in the prior year. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to expand the breadth, specificity and rigor of climate-related disclosures in its periodic reports. More specifically, the proposed rule would require the Bank to disclose its:

●	Direct and certain indirect greenhouse gas emissions;
●	Climate transition plan, climate-related targets and goals, and progress toward any such plan, targets or goals;
●	Climate-related risks over various time horizons and their impacts on the Bank’s business;
●	Climate-related financial statement metrics and related information, both qualitative and quantitative, in the notes to the Bank’s financial statements; and
●	Corporate governance of climate-related risks and risk management processes.

Compliance would be phased in, with the Bank becoming subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025.

We continue to review the proposed rule, but we believe that it may result in increased costs and complexity associated with the Bank’s SEC reporting. While the Bank is unable to quantify the anticipated costs at this time, the Bank believes that compliance would require operational enhancements impacting many aspects of the Bank’s business.

The Bank is unable to predict at this time whether the SEC will finalize the proposed rule, the extent to which any final rule will deviate from the proposed rule and the extent to which the Bank would be required to comply with any final rule.

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

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure. Historically the index concentration was 1- or 3-month LIBOR driven; however as the Bank strategizes to address LIBOR cessation, SOFR has become the dominant index utilized by the Bank. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2021 based on an anticipated market condition for 2022. Management believes that the reported metrics below (except for income simulation) in the near term are limited because the model establishes a hard floor for the rate at near zero and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of March 31, 2022 for completeness and comparative purposes. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +4.0 years to -5.0 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -17.5 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the unchanged case. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allows for negative rates. The model results will reflect the impact of net interest income compression when the Bank’s floating rate advances and related debt both decline towards zero.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low rate level. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2022	-0.62	-0.38	-1.31	0.52
December 31, 2021	-1.58	1.94	-1.50	0.09
September 30, 2021	-1.33	1.84	-0.70	0.34
June 30, 2021	-1.69	1.36	-0.91	-0.22
March 31, 2021	-0.72	0.10	-0.57	0.06

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

One Year
Re-pricing Gap
March 31, 2022	$4.858 Billion
December 31, 2021	$4.563 Billion
September 30, 2021	$4.812 Billion
June 30, 2021	$5.128 Billion
March 31, 2021	$5.572 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the forward rate scenario. The Bank does not conduct a -100bps rate shock given existing low rate levels as it produces a hypothetical scenario with limited application. Prior to 2021, there had been a near zero floor assumption provided in the table below:

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
March 31, 2022	N/A	N/A	-6.39%
December 31, 2021	N/A	N/A	10.07%
September 30, 2021	N/A	N/A	5.39%
June 30, 2021	N/A	N/A	14.80%
March 31, 2021	N/A	N/A	7.32%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. Management believes that the reported metrics below in the near term are less meaningful because the model establishes a hard floor for the rate at near zero, and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of March 31, 2022 for completeness and comparative purposes. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
March 31, 2022	-1.48%	-0.84%	0.03%
December 31, 2021	1.48%	-1.49%	1.19%
September 30, 2021	0.34%	-1.04%	0.75%
June 30, 2021	0.15%	-0.99%	1.88%
March 31, 2021	-1.57%	-0.85%	0.79%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps (in millions):

	Interest Rate Sensitivity
	March 31, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,242	$111	$441	$352	$1,184
MBS investments	3,201	661	1,521	2,192	7,506
Swaps hedging MBS	3,461	—	—	(50)	(3,411)
Adjustable-rate loans and advances	5,623	—	—	—	—
Net investments, adjustable rate loans and advances	24,527	772	1,962	2,494	5,279

Liquidity trading portfolio	1,375	3,240	1,248	493	1,944
Swaps hedging investments	6,946	(3,225)	(1,250)	(500)	(1,971)
Net liquidity trading portfolio	8,321	15	(2)	(7)	(27)

Fixed-rate loans and advances	30,154	5,516	14,648	5,642	9,673
Swaps hedging fixed-rate advances	33,433	(4,845)	(13,510)	(5,420)	(9,658)
Net fixed-rate loans and advances	63,587	671	1,138	222	15

Total interest-earning assets	$96,435	$1,458	$3,098	$2,709	$5,267

Interest-bearing liabilities:
Deposits	$1,158	$—	$—	$—	$—

Discount notes	39,958	3,241	—	—	—
Swaps hedging discount notes	1,601	(3,209)	165	576	867
Net discount notes	41,559	32	165	576	867

Consolidated Obligation Bonds
FHLBank bonds	16,377	6,028	14,478	15,337	6,136
Swaps hedging bonds	32,154	(4,273)	(11,666)	(13,513)	(2,702)
Net FHLBank bonds	48,531	1,755	2,812	1,824	3,434

Total interest-bearing liabilities	$91,248	$1,787	$2,977	$2,400	$4,301
Post hedge gaps (a):
Periodic gap	$5,187	$(329)	$121	$309	$966
Cumulative gaps	$5,187	$4,858	$4,979	$5,288	$6,254

	Interest Rate Sensitivity
	December 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,525	$192	$518	$351	$1,042
MBS investments	3,283	602	1,609	2,107	6,977
Swaps hedging MBS	2,859	—	—	(50)	(2,809)
Adjustable-rate loans and advances	7,470	—	—	—	—
Net investments, adjustable rate loans and advances	24,137	794	2,127	2,408	5,210

Liquidity trading portfolio	1,154	1,358	1,499	—	1,824
Swaps hedging investments	4,696	(1,350)	(1,500)	—	(1,846)
Net liquidity trading portfolio	5,850	8	(1)	—	(22)

Fixed-rate loans and advances	30,222	3,126	13,850	6,001	10,546
Swaps hedging fixed-rate advances	31,323	(2,732)	(12,333)	(5,733)	(10,525)
Net fixed-rate loans and advances	61,545	394	1,517	268	21

Total interest-earning assets	$91,532	$1,196	$3,643	$2,676	$5,209

Interest-bearing liabilities:
Deposits	$1,283	$—	$—	$—	$—

Discount notes	39,887	2,310	—	—	—
Swaps hedging discount notes	702	(2,310)	90	550	968
Net discount notes	40,589	—	90	550	968

Consolidated Obligation Bonds
FHLBank bonds	16,390	5,115	12,364	13,978	6,926
Swaps hedging bonds	28,360	(3,572)	(9,179)	(12,287)	(3,322)
Net FHLBank bonds	44,750	1,543	3,185	1,691	3,604

Total interest-bearing liabilities	$86,622	$1,543	$3,275	$2,241	$4,572
Post hedge gaps (a):
Periodic gap	$4,910	$(347)	$368	$435	$637
Cumulative gaps	$4,910	$4,563	$4,931	$5,366	$6,003

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2022. Based on this evaluation, they concluded that as of March 31, 2022, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
10.01	Bank 2022 Incentive Compensation Plan(a)		8-K	3/30/2022
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

*     Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

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

Date: May 12, 2022