Form 10-Q
period 2022-06-30
Federal Home Loan Bank of New York
filed 2022-08-11
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of issuer’s Class B capital stock as of July 31, 2022 was 54,022,171.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks (Note 3)	$163,741	$21,653
Interest-bearing deposits (Note 4)	675,000	675,000
Securities purchased under agreements to resell (Note 4)	—	1,200,000
Federal funds sold (Note 4)	8,650,000	7,230,000
Trading securities (Note 5)
(Includes $534,094 pledged as collateral at June 30, 2022 and $367,110 at December 31, 2021)	7,712,829	5,821,380
Equity Investments (Note 6)	80,547	96,124
Available-for-sale securities, amortized cost of $6,912,113 at June 30, 2022 and $6,391,584 at December 31, 2021 (Note 7)	6,777,748	6,547,421
Held-to-maturity securities, net of allowance for credit losses of $323 at June 30, 2022 and $340 at December 31, 2021 (Note 8) (Includes $2,431 pledged as collateral at June 30, 2022 and $2,453 at December 31, 2021)	9,104,499	9,328,665
Advances (Note 9) (Includes $0 at June 30, 2022 and December 31, 2021 at fair value under the fair value option)	80,062,142	71,536,402
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,975 at June 30, 2022 and $2,135 at December 31, 2021 (Note 10)	2,175,465	2,319,864
Accrued interest receivable	172,364	123,258
Premises, software, and equipment	78,992	83,815
Operating lease right-of-use assets (Note 19)	63,003	65,624
Derivative assets (Note 17)	235,223	297,504
Other assets	11,560	11,632

Total assets	$115,963,113	$105,358,342

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,473,761	$1,283,072
Non-interest-bearing demand	17,792	38,166
Total deposits	1,491,553	1,321,238

Consolidated obligations, net (Note 12)
Bonds (Includes $3,618,896 at June 30, 2022 and $7,386,074 at December 31, 2021 at fair value under the fair value option)	57,550,526	54,829,401
Discount notes (Includes $0 at June 30, 2022 and December 31, 2021 at fair value under the fair value option)	49,519,232	42,197,259
Total consolidated obligations	107,069,758	97,026,660

Mandatorily redeemable capital stock (Note 14)	8,117	1,959

Accrued interest payable	176,866	126,990
Affordable Housing Program (Note 13)	131,783	137,638
Derivative liabilities (Note 17)	105,578	36,512
Other liabilities	140,379	182,466
Operating lease liabilities (Note 19)	76,212	79,026

Total liabilities	109,200,246	98,912,489

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 49,392 at June 30, 2022 and 45,008 at December 31, 2021	4,939,244	4,500,785
Retained earnings
Unrestricted	1,108,765	1,103,585
Restricted (Note 14)	854,053	827,380
Total retained earnings	1,962,818	1,930,965
Total accumulated other comprehensive income (loss)	(139,195)	14,103
Total capital	6,762,867	6,445,853
Total liabilities and capital	$115,963,113	$105,358,342

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Advances, net (Note 9)	$236,103	$123,567	$348,857	$263,395
Interest-bearing deposits (Note 4)	3,869	264	4,357	597
Securities purchased under agreements to resell (Note 4)	11	12	21	476
Federal funds sold (Note 4)	20,385	1,852	24,079	4,164
Trading securities (Note 5)	22,419	27,748	37,753	68,378
Available-for-sale securities (Note 7)	29,586	16,987	51,190	32,165
Held-to-maturity securities (Note 8)	57,154	59,483	109,308	123,873
Mortgage loans held-for-portfolio (Note 10)	16,667	17,620	33,038	36,760
Loans to other FHLBanks (Note 20)	71	1	72	1

Total interest income	386,265	247,534	608,675	529,809

Interest expense
Consolidated obligation bonds (Note 12)	157,922	88,869	240,015	182,835
Consolidated obligation discount notes (Note 12)	79,097	15,385	97,024	44,997
Deposits (Note 11)	1,654	69	1,826	175
Mandatorily redeemable capital stock (Note 14)	765	28	891	62
Cash collateral held and other borrowings	116	18	118	37

Total interest expense	239,554	104,369	339,874	228,106

Net interest income before provision for credit losses	146,711	143,165	268,801	301,703

Provision (Reversal) for credit losses	(68)	(1,672)	(146)	(2,957)

Net interest income after provision for credit losses	146,779	144,837	268,947	304,660

Other income (loss)
Service fees and other	3,864	4,427	8,359	8,559
Instruments held under the fair value option gains (losses) (Note 18)	36,783	3,871	117,429	3,933
Derivative gains (losses) (Note 17)	48,229	3,918	117,245	(391)
Trading securities gains (losses) (Note 5)	(93,717)	(26,380)	(257,030)	(61,183)
Equity investments gains (losses) (Note 6)	(10,388)	4,539	(16,189)	6,839
Litigation settlement	—	—	2,202	—
Losses from extinguishment of debt	(99)	—	(99)	-

Total other income (loss)	(15,328)	(9,625)	(28,083)	(42,243)

Other expenses
Operating	17,460	18,171	31,991	32,418
Compensation and benefits	21,573	23,153	44,905	47,480
Finance Agency and Office of Finance	5,110	5,386	10,822	11,006
Other expenses	2,417	5,493	4,864	8,268

Total other expenses	46,560	52,203	92,582	99,172

Income before assessments	84,891	83,009	148,282	163,245

Affordable Housing Program Assessments (Note 13)	8,566	8,304	14,917	16,331

Net income	$76,325	$74,705	$133,365	$146,914

Basic earnings per share (Note 15)	$1.64	$1.44	$2.91	$2.80

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Income	$76,325	$74,705	$133,365	$146,914
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(244,181)	64,454	(646,008)	(65,311)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	—
Reclassification of non-credit portion included in net income	—	—	—	—
Accretion of non-credit portion	173	2,062	391	2,519
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	173	2,062	391	2,519
Net change due to hedging activities
Cash flow hedges (a)	44,134	(16,792)	135,621	66,069
Fair value hedges (b)	149,410	(34,583)	355,806	42,810
Total net change due to hedging activities	193,544	(51,375)	491,427	108,879
Net change in pension and postretirement benefits	446	1,651	892	3,303
Total other comprehensive income (loss)	(50,018)	16,792	(153,298)	49,390
Total comprehensive income (loss)	$26,307	$91,497	$(19,933)	$196,304

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

(b)

Represents cumulative hedge valuation basis adjustments on fair value hedges of Available-for-Sale (AFS) securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2022 and 2021

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, March 31, 2021	53,141	$5,314,134	$1,122,293	$788,717	$1,911,010	$12,851	$7,237,995

Proceeds from issuance of capital stock	7,397	739,655	—	—	—	—	739,655
Repurchase/redemption of capital stock	(11,865)	(1,186,457)	—	—	—	—	(1,186,457)
Shares reclassified to mandatorily redeemable capital stock	—	(41)	—	—	—	—	(41)
Cash dividends ($1.17 per share) on capital stock	—	—	(62,122)	—	(62,122)	—	(62,122)
Comprehensive income (loss)	—	—	59,764	14,941	74,705	16,792	91,497

Balance, June 30, 2021	48,673	$4,867,291	$1,119,935	$803,658	$1,923,593	$29,643	$6,820,527

Balance, March 31, 2022	44,800	$4,480,031	$1,100,420	$838,788	$1,939,208	$(89,177)	$6,330,062

Proceeds from issuance of capital stock	18,955	1,895,404	—	—	—	—	1,895,404
Repurchase/redemption of capital stock	(11,997)	(1,199,618)	—	—	—	—	(1,199,618)
Shares reclassified to mandatorily redeemable capital stock	(2,366)	(236,573)	—	—	—	—	(236,573)
Cash dividends ($1.17 per share) on capital stock	—	—	(52,715)	—	(52,715)	—	(52,715)
Comprehensive income (loss)	—	—	61,060	15,265	76,325	(50,018)	26,307

Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	14,103	1,410,333	—	—	—	—	1,410,333
Repurchase/redemption of capital stock	(19,098)	(1,909,787)	—	—	—	—	(1,909,787)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($2.43 per share) on capital stock	—	—	(132,937)	—	(132,937)	—	(132,937)
Comprehensive income (loss)	—	—	117,531	29,383	146,914	49,390	196,304

Balance, June 30, 2021	48,673	$4,867,291	$1,119,935	$803,658	$1,923,593	$29,643	$6,820,527

Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	30,128	3,012,781	—	—	—	—	3,012,781
Repurchase/redemption of capital stock	(23,159)	(2,315,855)	—	—	—	—	(2,315,855)
Shares reclassified to mandatorily redeemable capital stock	(2,585)	(258,467)	—	—	—	—	(258,467)
Cash dividends ($2.27 per share) on capital stock	—	—	(101,512)	—	(101,512)	—	(101,512)
Comprehensive income (loss)	—	—	106,692	26,673	133,365	(153,298)	(19,933)

Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021
Operating activities

Net Income	$133,365	$146,914

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	175,092	331
Concessions on consolidated obligations	1,284	1,601
Premises, software, and equipment	8,476	6,069
Provision (Reversal) for credit losses	(146)	(2,957)
Change in net fair value adjustments on derivatives and hedging activities (b)	1,076,796	281,500
Net realized and unrealized (gains) losses on trading securities	257,030	61,183
Change in fair value on Equity Investments	16,509	(5,366)
Change in fair value adjustments on financial instruments held at fair value	(117,429)	(3,933)
Losses from extinguishment of debt	99	—
Net change in:
Accrued interest receivable	(49,343)	44,275
Derivative assets due to accrued interest	(160,130)	10,372
Derivative liabilities due to accrued interest	110,538	(59,990)
Other assets	86	(118)
Affordable Housing Program liability	(5,855)	3,696
Accrued interest payable	49,876	15,227
Other liabilities	(12,995)	8,375
Total adjustments	1,349,888	360,265
Net cash provided by (used in) operating activities	$1,483,253	$507,179
Investing activities
Net change in:
Interest-bearing deposits	$(645,462)	$177,260
Securities purchased under agreements to resell	1,200,000	(4,050,000)
Federal funds sold	(1,420,000)	774,000
Deposits with other FHLBanks	7	(50)
Premises, software, and equipment	(3,652)	(7,562)
Trading securities:
Purchased	(4,099,838)	(1,940,624)
Repayments	1,155,000	6,530,020
Proceeds from sales	794,624	—
Equity Investments:
Purchased	(3,572)	(7,398)
Proceeds from sales	2,639	1,731
Available-for-sale securities:
Purchased	(1,169,366)	(330,616)
Repayments	285,620	68,117
Held-to-maturity securities:
Long-term securities
Purchased	(496,813)	(173,733)
Repayments	715,726	1,166,529
Advances:
Principal collected	368,491,426	214,920,661
Made	(378,382,113)	(203,391,144)
Mortgage loans held-for-portfolio:
Principal collected	173,431	465,935
Purchased	(32,997)	(96,966)
Proceeds from sales of REO	308	102
Net cash provided by (used in) investing activities	$(13,435,032)	$14,106,262

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021
Financing activities
Net change in:
Deposits and other borrowings	$142,807	$(223,654)
Derivative contracts with financing element	(1,150)	(1,788)
Consolidated obligation bonds:
Proceeds from issuance	21,023,455	33,828,355
Payments for maturing and early retirement	(16,733,821)	(34,169,646)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	—	173,984
Consolidated obligation discount notes:
Proceeds from issuance	379,572,487	296,370,345
Payments for maturing	(372,253,016)	(311,801,520)
Capital stock:
Proceeds from issuance of capital stock	3,012,781	1,410,333
Payments for repurchase/redemption of capital stock	(2,315,855)	(1,909,787)
Redemption of mandatorily redeemable capital stock	(252,309)	(716)
Cash dividends paid (d)	(101,512)	(132,937)
Net cash provided by (used in) financing activities	$12,093,867	$(16,457,031)
Net increase (decrease) in cash and due from banks	142,088	(1,843,590)
Cash and due from banks at beginning of the period (e)	21,653	1,896,155
Cash and due from banks at end of the period (e)	$163,741	$52,565

Supplemental disclosures:
Interest paid	$132,983	$301,317
Interest paid for Discount Notes (f)	$35,468	$59,793
Affordable Housing Program payments (g)	$20,772	$12,635
Transfers of mortgage loans to real estate owned	$232	$—
Capital stock subject to mandatory redemption reclassified from equity	$258,467	$85
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$—	$1,376,212
AFS HFA bonds were tendered and re-issued from Libor to SOFR index (i)	$—	$686,340

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the six months ended June 30, 2022, compared to the same period of 2021 in parallel with greater usage of discount notes in the six months ended June 30, 2022. As a result, the impact on operating cash flows was also larger in the six months ended June 30, 2022.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the six months ended June 30, 2022, derivatives and hedging activities provided $1.1 billion in cash flows; in the six months ended June 30, 2021, derivatives and hedging activities provided $281.5 million in cash flows.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals (beginning accrual - ending accrual) plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to-maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the LIBOR to SOFR index.

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

Note 1.          Critical Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the FHLBNY have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and with the instructions provided by the Securities and Exchange Commission (SEC).

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we began to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR-OIS and have now made the transition to SOFR-OIS for a significant number of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR.

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

In compliance with accounting standards, primarily ASC 815, the accounting for derivatives requires us to: (i) assess whether the hedging relationship qualifies for hedge accounting; (ii) assess whether an embedded derivative should be bifurcated; (iii) calculate the effectiveness of the hedging relationship; (iv) evaluate exposure associated with counterparty credit risk; and (v) estimate the fair value of the derivatives. Our assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

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

The Bank is in the process of converting longer dated LIBOR-indexed swaps to SOFR and working with our counterparties. In the second quarter of 2022, $158 million in available-for-sale debt securities were tendered and re-issued to SOFR linked index securities. We don’t expect this guidance to have a material effect on the Bank’s financial position or results of operations.

Fair Value Hedging - Portfolio Layer Method ASU 2022-01, Issued March 2022

This guidance expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance:

●
expands the scope of the portfolio layer method to include nonprepayable assets
●
specifies eligible hedging instruments in a single-layer hedge
		This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Early adoption is permitted.	We are in the process of evaluating the guidance and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Troubled Debt Restructurings and Vintage Disclosures ASU 2022-02, Issued March 2022

This guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases.

		This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Early adoption is permitted.	We are in the process of evaluating the guidance and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee-based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at June 30, 2022 and December 31, 2021. There were no restricted cash balances at June 30, 2022 and December 31, 2021.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at June 30, 2022 and deposits of $30.4 million at December 31, 2021. The liabilities offsetting the pass-through reserves were due to member institsutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.7 billion at June 30, 2022 and December 31, 2021. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at June 30, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $8.7 billion at June 30, 2022 and $7.2 billion at December 31, 2021 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at June 30, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — There were no outstanding Securities purchased under agreements to resell at June 30, 2022. At December 31, 2021, Securities purchased under agreements to resell were recorded at amortized cost basis of $1.2 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were de minimis and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell averaged $5.5 million and $20.4 million for the three and six months ended June 30, 2022, respectively. For the twelve months ended December 31, 2021, transaction balances averaged $0.6 billion. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at June 30, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at June 30, 2022 and December 31, 2021 (in thousands):

Fair value	June 30, 2022	December 31, 2021
U.S. Treasury notes	$7,712,829	$5,821,380
Total trading securities	$7,712,829	$5,821,380

The carrying values of trading securities included net unrealized fair value loss of $266.0 million at June 30, 2022 and loss of $13.8 million at December 31, 2021. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $534.1 million at June 30, 2022 and $367.1 million at December 31, 2021 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	June 30, 2022
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$3,742,206	$2,212,390	$1,758,233	$7,712,829
Total trading securities	$3,742,206	$2,212,390	$1,758,233	$7,712,829
Yield on trading securities	1.17%	1.09%	1.15%

	December 31, 2021
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Total trading securities	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Yield on trading securities	1.27%	1.32%	1.32%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,322	$—	$—	$4,322
Equity funds	41,041	11,375	(5,329)	47,087
Fixed income funds	32,761	128	(3,751)	29,138
Total Equity Investments (a)	$78,124	$11,503	$(9,080)	$80,547

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$3,261	$—	$—	$3,261
Equity funds	41,228	21,342	(2,425)	60,145
Fixed income funds	32,703	415	(400)	32,718
Total Equity Investments (a)	$77,192	$21,757	$(2,825)	$96,124

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(10,442)	$3,327	$(16,509)	$5,366
Net gains (losses) recognized during the period on equity investments sold during the period	(265)	721	(265)	721
Net dividend and other	319	491	585	752
Net gains (losses) recognized during the period	$(10,388)	$4,539	$(16,189)	$6,839

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at June 30, 2022 and December 31, 2021.

The following tables provide major security types (in thousands):

	June 30, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,112,715	$—		$(301)		$1,112,414
Mortgage-backed securities
Floating
CMO	507,787	3,320		(99)		511,008
PASS THRU	4,353	73		(1)		4,425
Total Floating	512,140	3,393		(100)		515,433
Fixed
CMBS	5,673,731	7,921		(531,751)		5,149,901
Total Fixed	5,673,731	7,921		(531,751)		5,149,901
MBS AFS Before Hedging Adjustments	6,185,871	11,314	(a)	(531,851)	(a)	5,665,334
Hedging Basis Adjustments in AOCI	(386,473)	386,473	(b)	—		—
Total Available-for-sale securities (MBS)	5,799,398	397,787		(531,851)		5,665,334
Total Available-for-sale securities	$6,912,113	$397,787		$(532,152)		$6,777,748

	December 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value

GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$167		$(50)		$998,637
Mortgage-backed securities
Floating
CMO	575,441	8,982		—		584,423
PASS THRU	4,896	215		—		5,111
Total Floating	580,337	9,197		—		589,534
Fixed
CMBS	4,843,394	171,731		(55,875)		4,959,250
Total Fixed	4,843,394	171,731		(55,875)		4,959,250
MBS AFS Before Hedging Adjustments	5,423,731	180,928	(a)	(55,875)	(a)	5,548,784
Hedging Basis Adjustments in AOCI	(30,667)	30,667	(b)	—		—
Total Available-for-sale securities (MBS)	5,393,064	211,595		(55,875)		5,548,784
Total Available-for-sale securities	$6,391,584	$211,762		$(55,925)		$6,547,421

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at June 30, 2022 recorded $386.5 million of hedge basis gains; at December 31, 2021, hedge basis gains of $30.7 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At June 30, 2022 and December 31, 2021, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at June 30, 2022.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations
Ginnie Mae-CMOs	$3,800	$(3)	$—	$—	$3,800	$(3)
MBS-GSE
Fannie Mae-CMO	24,821	(73)	—	—	24,821	(73)
Fannie Mae-CMBS	458,393	(13,484)	—	—	458,393	(13,484)
Freddie Mac-CMO	20,357	(24)	—	—	20,357	(24)
Freddie Mac-CMBS	3,544,107	(401,552)	601,688	(116,715)	4,145,795	(518,267)
Total MBS-GSE	4,047,678	(415,133)	601,688	(116,715)	4,649,366	(531,848)
Total MBS Temporarily Impaired	$4,051,478	$(415,136)	$601,688	$(116,715)	$4,653,166	$(531,851)
State and local housing finance agency obligations	836,040	(301)	16,900	—	852,940	(301)
Total Temporarily Impaired	$4,887,518	$(415,437)	$618,588	$(116,715)	$5,506,106	$(532,152)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
Total MBS-GSE	1,476,219	(23,442)	641,268	(32,433)	2,117,487	(55,875)
Total MBS Temporarily Impaired	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
State and local housing finance agency obligations	—	—	21,130	(50)	21,130	(50)
Total Temporarily Impaired	$1,476,219	$(23,442)	$662,398	$(32,483)	$2,138,617	$(55,925)

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,475	$1,475	$—	$—
Due after one year through five years	16,900	16,900	21,180	21,130
Due after ten years	1,094,340	1,094,039	977,340	977,507
State and local housing finance agency obligations	$1,112,715	$1,112,414	$998,520	$998,637

Mortgage-backed securities
Due in one year or less	$6	$6	$—	$—
Due after one year through five years	1,069,779	1,045,623	875,385	917,150
Due after five year through ten years	3,803,146	3,721,647	3,591,533	3,696,985
Due after ten years	926,467	898,058	926,146	934,649
Mortgage-backed securities	$5,799,398	$5,665,334	$5,393,064	$5,548,784
Total Available-for-Sale securities	$6,912,113	$6,777,748	$6,391,584	$6,547,421

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $55.8 million and $79.9 million at June 30, 2022 and December 31, 2021, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$507,787	$511,008	$575,441	$584,423
PASS THRU	4,353	4,425	4,896	5,111
Total Floating	512,140	515,433	580,337	589,534
Fixed
CMBS	5,287,258	5,149,901	4,812,727	4,959,250
Total Fixed	5,287,258	5,149,901	4,812,727	4,959,250
Total Mortgage-backed securities	5,799,398	5,665,334	5,393,064	5,548,784
State and local housing finance agency obligations
Floating	1,112,715	1,112,414	998,520	998,637
Total Available-for-Sale securities	$6,912,113	$6,777,748	$6,391,584	$6,547,421

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$29,000	$—	$—	$29,000	$1,420	$—	$30,420
Freddie Mac	5,002	—	—	5,002	327	—	5,329
Total pools of mortgages	34,002	—	—	34,002	1,747	—	35,749

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	241,757	—	—	241,757	—	(2,359)	239,398
Freddie Mac	272,934	—	—	272,934	362	(1,281)	272,015
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	514,691	—	—	514,691	362	(3,640)	511,413

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,204,832	—	—	1,204,832	48	(10,124)	1,194,756
Freddie Mac	7,114,353	—	—	7,114,353	4,918	(144,555)	6,974,716
Total commercial mortgage-backed securities	8,319,185	—	—	8,319,185	4,966	(154,679)	8,169,472

Non-GSE MBS (c)
CMOs/REMICs	2,789	(212)	(246)	2,331	—	(205)	2,126

Asset-Backed Securities (c)
Manufactured housing (insured)	16,006	—	—	16,006	383	—	16,389
Home equity loans (insured)	29,498	—	(341)	29,157	4,376	(261)	33,272
Home equity loans (uninsured)	8,626	—	(608)	8,018	805	(95)	8,728
Total asset-backed securities	54,130	—	(949)	53,181	5,564	(356)	58,389

Total MBS	8,924,797	(212)	(1,195)	8,923,390	12,639	(158,880)	8,777,149

Other
State and local housing finance agency obligations	181,220	(111)	—	181,109	3	(14,040)	167,072

Total Held-to-maturity securities	$9,106,017	$(323)	$(1,195)	$9,104,499	$12,642	$(172,920)	$8,944,221

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$33,128	$—	$—	$33,128	$4,086	$—	$37,214
Freddie Mac	5,478	—	—	5,478	712	—	6,190
Total pools of mortgages	38,606	—	—	38,606	4,798	—	43,404

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	300,442	—	—	300,442	2,338	(144)	302,636
Freddie Mac	322,186	—	—	322,186	3,066	(22)	325,230
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	622,628	—	—	622,628	5,404	(166)	627,866

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,301,041	—	—	1,301,041	22,166	(159)	1,323,048
Freddie Mac	7,117,953	—	—	7,117,953	339,409	(6,461)	7,450,901
Total commercial mortgage-backed securities	8,418,994	—	—	8,418,994	361,575	(6,620)	8,773,949

Non-GSE MBS(c)
CMOs/REMICs	2,978	(226)	(261)	2,491	35	(51)	2,475

Asset-Backed Securities(c)
Manufactured housing (insured)	18,484	—	—	18,484	498	—	18,982
Home equity loans (insured)	32,519	—	(374)	32,145	6,187	—	38,332
Home equity loans (uninsured)	11,382	—	(951)	10,431	1,286	(84)	11,633
Total asset-backed securities	62,385	—	(1,325)	61,060	7,971	(84)	68,947

Total MBS	9,145,591	(226)	(1,586)	9,143,779	379,783	(6,921)	9,516,641

Other
State and local housing finance agency obligations	185,000	(114)	—	184,886	16	(17,269)	167,633

Total Held-to-maturity securities	$9,330,591	$(340)	$(1,586)	$9,328,665	$379,799	$(24,190)	$9,684,274

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multifamily apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.4 million at June 30, 2022 and $2.5 million at December 31, 2021, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 147 and 24 at June 30, 2022 and December 31, 2021, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency bonds reported gross unrecognized losses of $14.0 million at June 30, 2022 and $17.3 million at December 31, 2021. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were five in HTM portfolio and four in AFS portfolio at June 30, 2022, compared to five in HTM portfolio and two in AFS portfolio at December 31, 2021. Probability default analysis at June 30, 2022 recorded allowance of credit losses of $0.1 million, unchanged from December 31, 2021. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million were recorded at June 30, 2022, slightly lower than December 31, 2021. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at June 30, 2022, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 12 at June 30, 2022 and 8 at December 31, 2021.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$585	$586	$1,085	$1,100
Due after one year through five years	1,355	1,353	1,560	1,550
Due after five years through ten years	3,670	3,538	100	100
Due after ten years	175,610	161,595	182,255	164,883
State and local housing finance agency obligations	$181,220	$167,072	$185,000	$167,633

Mortgage-backed securities
Due in one year or less	$754,808	$753,508	$622,150	$627,027
Due after one year through five years	3,430,331	3,384,444	3,244,996	3,338,703
Due after five years through ten years	4,051,286	3,960,380	4,411,317	4,670,692
Due after ten years	688,372	678,817	867,128	880,219
Mortgage-backed securities	$8,924,797	$8,777,149	$9,145,591	$9,516,641

Total Held-to-Maturity Securities	$9,106,017	$8,944,221	$9,330,591	$9,684,274

(a)	Amortized cost is UPB after adjusting for net unamortized premiums of $26.9 million at June 30, 2022 and $45.7 million at December 31, 2021 (net of unamortized discounts) and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2022			December 31, 2021
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$5	—%	—%	$—	—%	—%
Due in one year or less	49,654,321	1.22	61.22	39,102,862	0.64	54.91
Due after one year through two years	8,560,539	1.60	10.55	8,417,861	1.52	11.82
Due after two years through three years	7,644,602	1.46	9.42	5,986,412	1.35	8.41
Due after three years through four years	1,861,976	1.85	2.30	3,847,497	1.49	5.40
Due after four years through five years	3,491,880	1.97	4.31	2,366,939	1.41	3.32
Thereafter	9,892,530	2.02	12.20	11,493,595	1.82	16.14
Total par value	81,105,853	1.43%	100.00%	71,215,166	1.07%	100.00%
Advance discounts	(127)			(160)
Hedge valuation basis adjustments (b)	(1,043,584)			321,396
Total	$80,062,142			$71,536,402

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of June 30, 2022. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of June 30, 2022, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2022 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of June 30, 2022.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances borrowed by insurance companies accounted for 44.5% and 41.4% of total advances at June 30, 2022 and December 31, 2021, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of June 30, 2022, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program — the Mortgage Asset Program (MAP). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At June 30, 2022, mortgage loans under the MAP program were at carrying value of $187.6 million compared to $161.6 million at December 31, 2021.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$122,236	6.24%	$138,831	6.52%
Fixed long-term single-family mortgages	1,837,950	93.76	1,988,968	93.48
Total unpaid principal balance	$1,960,186	100.00%	$2,127,799	100.00%

Unamortized premiums	28,436		31,351
Unamortized discounts	(765)		(857)
Basis adjustment (b)	1,831		1,966

Total MPF loans amortized cost	$1,989,688		$2,160,259
MPF allowance for credit losses	(1,805)		(1,956)
MPF loans held-for-portfolio	$1,987,883		$2,158,303
MAP loans held-for-portfolio	187,582		161,561
Total mortgage loans held-for-portfolio at carrying value	$2,175,465		$2,319,864

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.2 million at June 30, 2022 and December 31, 2021. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million and $0.9 million for the three months and six months ended June 30, 2022 and $0.6 million and $1.2 million for the same periods in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into Aggregate Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $2.9 million at June 30, 2022 and $2.4 million at December 31, 2021.

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

Our allowance for credit loss of $2.0 million at June 30, 2022 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

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

Accrued interest receivable was $10.3 million at June 30, 2022 and $11.1 million at December 31, 2021. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at June 30, 2022 and December 31, 2021.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$2,034	$5,747	$2,135	$7,073
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	—	—	(31)	(50)
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(59)	(1,644)	(129)	(2,920)
Balance, at end of period	$1,975	$4,103	$1,975	$4,103

The following table presents risk elements and credit losses (dollars in thousands):

	June 30, 2022	December 31, 2021
Average loans outstanding during the period (a)	$2,205,245	$2,501,735
Mortgage loans held for portfolio (a)	2,143,053	2,284,541
Non-accrual loans (a)	9,232	12,294
Allowance for credit losses on mortgage loans held for portfolio	1,975	2,135
Net charge-offs	31	50

Ratio of net charge-offs to average loans outstanding during the period	0.001%	0.002%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.092%	0.093%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.431%	0.538%
Ratio of allowance for credit losses to non-accrual loans	21.394%	17.369%

(a)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	June 30, 2022	December 31, 2021
Total MPF Mortgage loans, carrying values net (a)	$1,987,883	$2,158,303
Non-performing MPF mortgage loans - Conventional (a)(b)	$9,232	$12,294
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,624	$6,612

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

				Three months ended	Six months ended
	June 30, 2022			June 30, 2022	June 30, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,134,423	$—	$1,150,169	$1,166,540	$1,223,608
With a related allowance	680,662	(1,805)	690,140	690,923	668,532
Total measured for impairment	$1,815,085	$(1,805)	$1,840,309	$1,857,463	$1,892,140

	December 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,329,019	$—	$1,348,056	$1,506,305
With a related allowance	640,788	(1,956)	649,531	779,346
Total measured for impairment	$1,969,807	$(1,956)	$1,997,587	$2,285,651

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and six months ended June 30, 2022 and for the twelve months ended December 31, 2021.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	June 30, 2022	December 31, 2021
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$1,815,085	$1,969,807
MPF Government-guaranteed or -insured mortgage loans	145,101	157,992
Total MPF loans - unpaid principal balance	$1,960,186	$2,127,799

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2022 and December 31, 2021.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	June 30, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$5,539	$3,006	$8,545
Past due 60 - 89 days	2,122	708	2,830
Past due 90 days or more	7,871	1,413	9,284
Total past due mortgage loans	15,532	5,127	20,659
Current MPF mortgage loans	1,006,823	814,632	1,821,455
Current MAP mortgage loans	—	187,752	187,752
Total conventional mortgage loans	$1,022,355	$1,007,511	$2,029,866

	December 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$6,458	$6,614	$13,072
Past due 60 - 89 days	1,386	1,100	2,486
Past due 90 days or more	11,066	1,288	12,354
Total past due mortgage loans	18,910	9,002	27,912
Current MPF mortgage loans	964,314	1,007,317	1,971,631
Current MAP mortgage loans	—	161,740	161,740
Total conventional mortgage loans	$983,224	$1,178,059	$2,161,283

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Other Delinquency Statistics (dollars in thousands):

	June 30, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$5,818	$3,230	$9,048
Serious delinquency rate (b)	0.60%	3.33%	0.81%
Past due 90 days or more and still accruing interest	$—	$4,697	$4,697
Loans on non-accrual status	$9,284	$—	$9,284
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$4,261	$957	$5,218
Modified loans under MPF program	$315	$—	$315
Real estate owned (d)	$295	$—	$295

	December 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$11,190	$4,053	$15,243
Serious delinquency rate (b)	0.95%	4.26%	1.19%
Past due 90 days or more and still accruing interest	$—	$6,684	$6,684
Loans on non-accrual status	$12,354	$—	$12,354
Troubled debt restructurings:
Loans discharged from bankruptcy(c)	$4,849	$778	$5,627
Modified loans under MPF program	$421	$—	$421
Real estate owned (d)	$357	$—	$357

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $1.5 billion at June 30, 2022 and $1.3 billion at December 31, 2021, an increase of $170.3 million, or 12.9%, from December 31, 2021. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 98.8% and 97.1% of deposits at June 30, 2022 and December 31, 2021, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $1.1 billion for the period ended June 30, 2022 and $1.4 billion for the twelve months ended December 31, 2021.The annualized weighted-average interest rates paid on demand and overnight deposits were 0.32% for the six months ended June 30, 2022 and 0.03% during the year ended December 31, 2021. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits in the first six months of 2022. The average balances of term deposits were $0.2 million and the weighted-average interest rates paid on term deposits were 0.17% during the year ended December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes deposits (in thousands):

	June 30, 2022	December 31, 2021
Interest-bearing deposits
Interest-bearing demand	$1,473,761	$1,283,072
Term (a)	—	—
Total interest-bearing deposits	1,473,761	1,283,072
Non-interest-bearing demand	17,792	38,166
Total deposits (b)	$1,491,553	$1,321,238

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	June 30, 2022	Interest Rate (b)	December 31, 2021	Interest Rate (b)
Term deposits	$—	—%	$—	0.17%
Interest-bearing demand (a)	1,473,761	0.32	1,283,072	0.03
Total interest-bearing deposits	$1,473,761	0.32%	$1,283,072	0.03%
Non-interest-bearing demand	17,792		38,166
Total deposits	$1,491,553		$1,321,238

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	June 30, 2022	December 31, 2021

Consolidated obligation bonds-amortized cost	$58,892,424	$54,643,748
Hedge valuation basis adjustments	(1,334,064)	77,048
Hedge basis adjustments on de-designated hedges	120,845	125,091
FVO - valuation adjustments and accrued interest	(128,679)	(16,486)
Total Consolidated obligation bonds	$57,550,526	$54,829,401

Discount notes-amortized cost	$49,577,693	$42,197,683
Hedge value basis adjustments	(58,458)	(424)
Hedge basis adjustments on de-designated hedges	(3)	—
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$49,519,232	$42,197,259

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2022			December 31, 2021
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$15,968,000	1.33%	27.17%	$19,254,345	0.59%	35.32%
Over one year through two years	10,947,080	1.64	18.63	7,317,160	1.20	13.42
Over two years through three years	8,410,485	1.32	14.31	5,881,385	0.85	10.79
Over three years through four years	9,359,235	0.96	15.93	4,149,215	0.97	7.61
Over four years through five years	7,154,565	1.78	12.17	10,072,905	0.95	18.48
Thereafter	6,926,445	2.72	11.79	7,839,700	2.44	14.38

Total par value	58,765,810	1.55%	100.00%	54,514,710	1.06%	100.00%

Bond premiums (b)	148,133			152,601
Bond discounts (b)	(21,519)			(23,563)
Hedge valuation basis adjustments (c)	(1,334,064)			77,048
Hedge basis adjustments on de-designated hedges (d)	120,845			125,091
FVO (e) - valuation adjustments and accrued interest	(128,679)			(16,486)
Total Consolidated obligation-bonds	$57,550,526			$54,829,401

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$27,027,830	45.99%	$31,907,580	58.53%
Fixed-rate, callable	18,094,130	30.79	12,993,130	23.84
Step Up, callable	6,507,000	11.08	4,799,000	8.80
Floating rate, callable	1,665,000	2.83	1,265,000	2.32
Single-index floating rate	5,471,850	9.31	3,550,000	6.51

Total par value	$58,765,810	100.00%	$54,514,710	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Par value	$49,705,943	$42,204,430
Amortized cost	$49,577,693	$42,197,683
Hedge value basis adjustments (a)	(58,458)	(424)
Hedge basis adjustments on de-designated hedges (b)	(3)	—
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$49,519,232	$42,197,259
Weighted average interest rate	1.17%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustment are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at June 30, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Beginning balance	$137,261	$152,176	$137,638	$148,827
Additions from current period’s assessments	8,566	8,304	14,917	16,331
Net disbursements for grants and programs	(14,044)	(7,957)	(20,772)	(12,635)
Ending balance	$131,783	$152,523	$131,783	$152,523

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $4.9 billion at June 30, 2022 and $4.5 billion at December 31, 2021.

Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

●	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY has a $100 million cap on membership stock per member. Effective August 1, 2022, the maximum cap on membership capital stock purchases was reduced from $100 million to $50 million. As a result, the Bank repurchased $166 million in membership stock.
●	Activity based stock is issued on a percentage of outstanding balances of advances, MPF and MAP loans, and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount. Excess activity-based capital stock is repurchased daily.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2022		December 31, 2021
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$843,283	$6,910,179	$844,115	$6,433,709
Total capital-to-asset ratio	4.00%	5.96%	4.00%	6.11%
Total capital (b)	$4,638,525	$6,910,179	$4,214,334	$6,433,709
Leverage ratio	5.00%	8.94%	5.00%	9.16%
Leverage capital (c)	$5,798,156	$10,365,268	$5,267,917	$9,650,563

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	June 30, 2022	December 31, 2021

Redemption less than one year	$363	$97
Redemption from one year to less than three years	838	226
Redemption from three years to less than five years	905	244
Redemption from five years or greater	6,011	1,392
Total	$8,117	$1,959

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Beginning balance	$7,565	$2,651	$1,959	$2,991
Capital stock subject to mandatory redemption reclassified from equity	236,573	41	258,467	85
Redemption of mandatorily redeemable capital stock (a)	(236,021)	(332)	(252,309)	(716)
Ending balance	$8,117	$2,360	$8,117	$2,360
Accrued interest payable (b)	$753	$30	$753	$30

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates was 4.75% for the three months ended June 30, 2022 and the same period in 2021. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $854.1 million and $827.4 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income	$76,325	$74,705	$133,365	$146,914
Net income available to stockholders	$76,325	$74,705	$133,365	$146,914
Weighted average shares of capital	47,146	51,878	46,141	52,470
Less: Mandatorily redeemable capital stock	(636)	(25)	(378)	(27)
Average number of shares of capital used to calculate earnings per share	46,510	51,853	45,763	52,443
Basic earnings per share	$1.64	$1.44	$2.91	$2.80

Note 16.         Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multi-employer pension plan that covers all FHLBNY officers and employees. The FHLBNY also participates in the Pentegra Defined Con- tribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The FHLBNY offers two non-qualified Benefit Equalization Plans, which are retirement plans. The two plans restore and enhance defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations. The two non-qualified Benefit Equalization Plans (BEP) are unfunded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Defined Benefit Plan	$2,350	$2,500	$4,700	$5,000
Benefit Equalization Plans (defined benefit and defined contribution)	1,351	3,281	3,482	6,266
Defined Contribution Plans	713	721	1,492	1,490
Postretirement Health Benefit Plan	77	77	155	153
Total retirement plan expenses	$4,491	$6,579	$9,829	$12,909

Benefit Equalization Plan (BEP)

The BEP restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations. The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method. Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals. The total liability is determined by projecting each person’s expected plan benefits. These projected benefits are then discounted to the measurement date. Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost). There were no plan assets, as this is an unfunded plan that have been designated for the BEP plan.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$619	$496	$1,239	$992
Interest cost	645	529	1,289	1,059
Amortization of unrecognized net loss	1,221	1,477	2,441	2,954
Amortization of unrecognized past service cost	52	174	104	348
Net periodic benefit cost - Defined Benefit BEP	2,537	2,676	5,073	5,353
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	(1,186)	605	(1,591)	913
Total	$1,351	$3,281	$3,482	$6,266

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost (benefits attributed to service during the period)	$11	$16	$23	$32
Interest cost on accumulated postretirement health benefit obligation	66	61	132	121
Net periodic postretirement health benefit expense/(income)	$77	$77	$155	$153

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

	Hedging Instruments Under ASC 815
	June 30, 2022	December 31, 2021
Interest rate contracts
Interest rate swaps	$140,318,352	$94,190,603
Interest rate caps	800,000	800,000
Mortgage delivery commitments	4,713	8,573
Total interest rate contracts notionals	$141,123,065	$94,999,176

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

	June 30, 2022		December 31, 2021
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$229,939	$1,401,601	$203,797	$719,892
Cleared derivatives	446,704	568,297	293,323	296,531
Total gross recognized amount	676,643	1,969,898	497,120	1,016,423
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	1,658	(1,392,372)	(77,045)	(683,385)
Cleared derivatives	(443,103)	(471,961)	(122,585)	(296,531)
Total gross amounts of netting adjustments and cash collateral	(441,445)	(1,864,333)	(199,630)	(979,916)
Net amounts after offsetting adjustments and cash collateral	$235,198	$105,565	$297,490	$36,507

Uncleared derivatives	$231,597	$9,229	$126,752	$36,507
Cleared derivatives	3,601	96,336	170,738	—
Total net amounts after offsetting adjustments and cash collateral	$235,198	$105,565	$297,490	$36,507

Derivative instruments - not nettable
Uncleared derivatives (a)	$25	$13	$14	$5
Total derivative assets and total derivative liabilities
Uncleared derivatives	$231,622	$9,242	$126,766	$36,512
Cleared derivatives	3,601	96,336	170,738	—

Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$235,223	$105,578	$297,504	$36,512

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$534,094	$—	$367,110	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(110,587)	—	(115,833)	—
Total net amount of non-cash collateral received or repledged	$423,507	$—	$251,277	$—
Total net exposure cash and non-cash (e)	$658,730	$105,578	$548,781	$36,512
Net unsecured amount - Represented by:
Uncleared derivatives	$121,035	$9,242	$10,933	$36,512
Cleared derivatives	537,695	96,336	537,848	—
Total net exposure cash and non-cash (e)	$658,730	$105,578	$548,781	$36,512

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At June 30, 2022, no net of cash as settlement variation margin was posted to FCMs. At December 31, 2021, the FHLBNY posted $7.8 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	June 30, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$119,541,121	$515,577	$1,792,366
Total derivatives in hedging relationships under ASC 815	119,541,121	515,577	1,792,366

Derivatives not designated as hedging instruments
Interest rate swaps	20,654,231	160,442	175,958
Interest rate caps	800,000	585	—
Mortgage delivery commitments	4,713	25	13
Other (b)	123,000	39	1,574
Total derivatives not designated as hedging instruments	21,581,944	161,091	177,545

Total derivatives before netting and collateral adjustments	$141,123,065	$676,668	$1,969,911
Netting adjustments		$(431,285)	$(431,285)
Cash collateral and related accrued interest		(10,160)	(1,433,048)
Total netting adjustments and cash collateral		(441,445)	(1,864,333)
Total derivative assets and total derivative liabilities		$235,223	$105,578
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$534,094
Security collateral received from counterparty(c)		(110,587)
Net security		423,507
Net exposure		$658,730

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$77,159,117	$469,953	$990,925
Total derivatives in hedging relationships under ASC 815	77,159,117	469,953	990,925

Derivatives not designated as hedging instruments
Interest rate swaps	16,873,486	23,014	24,627
Interest rate caps	800,000	136	—
Mortgage delivery commitments	8,573	14	5
Other (b)	158,000	4,017	871
Total derivatives not designated as hedging instruments	17,840,059	27,181	25,503

Total derivatives before netting and collateral adjustments	$94,999,176	$497,134	$1,016,428
Netting adjustments		$(192,330)	$(192,330)
Cash collateral and related accrued interest		(7,300)	(787,586)
Total netting adjustments and cash collateral		(199,630)	(979,916)
Total derivative assets and total derivative liabilities		$297,504	$36,512
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$367,110
Security collateral received from counterparty(c)		(115,833)
Net security		251,277
Net exposure		$548,781

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2022 and December 31, 2021.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$93,332	$838	$275,264	$401,791
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(75,666)	$(1,289)	$(250,166)	$(397,591)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at June 30, 2022 and December 31, 2021, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	June 30, 2022
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$45,017,205	$(1,043,851)	$—
Hedged AFS debt securities (a)	3,286,983	(386,473)	—
De-designated advances (b)	—	—	267
	$48,304,188	$(1,430,324)	$267
Liabilities:
Hedged consolidated obligation bonds	$35,635,325	$1,334,064	$—
Hedged consolidated obligation discount notes	31,037,555	58,458	—
De-designated consolidated obligation bonds (b)	—	—	(120,845)
De-designated consolidated obligation discount notes (b)	—	—	3
	$66,672,880	$1,392,522	$(120,842)

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

(b)

At June 30, 2022, par amounts of de-designated advances were $25.8 million; par amounts of de-designation CO bonds were $1.3 billion; par amounts of de-designated CO discount notes were $8.8 billion. At December 31, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $1.4 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended June 30,
	2022				2021
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded in	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(335)	$—	$43,799	$44,134	$(374)	$—	$(17,166)	$(16,792)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Six months ended June 30,
	2022				2021
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(686)	$—	$134,935	$135,621	$(741)	$—	$65,328	$66,069

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.2 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$48,393	$3,723	$117,466	$(200)
Caps	53	(2)	448	25
Mortgage delivery commitments	(217)	197	(669)	(216)
Total gains (losses) on derivatives in economic hedges	$48,229	$3,918	$117,245	$(391)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2022
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$163,741	$163,741	$163,741	$—	$—	$—
Interest-bearing deposits	675,000	674,998	—	674,998	—	—
Securities purchased under agreements to resell	—	—	—	—	—	—
Federal funds sold	8,650,000	8,649,977	—	8,649,977	—	—
Trading securities	7,712,829	7,712,829	7,712,829	—	—	—
Equity Investments	80,547	80,547	80,547	—	—	—
Available-for-sale securities	6,777,748	6,777,748	—	5,665,334	1,112,414	—
Held-to-maturity securities	9,104,499	8,944,221	—	8,716,634	227,587	—
Advances	80,062,142	79,982,580	—	79,982,580	—	—
Mortgage loans held-for-portfolio, net	2,175,465	1,999,928	—	1,999,928	—	—
Accrued interest receivable	172,364	172,364	—	172,364	—	—
Derivative assets	235,223	235,223	—	676,668	—	(441,445)
Other financial assets	295	295	—	—	295	—
Liabilities
Deposits	1,491,553	1,491,532	—	1,491,532	—	—
Consolidated obligations
Bonds	57,550,526	56,961,663	—	56,961,663	—	—
Discount notes	49,519,232	49,507,104	—	49,507,104	—	—
Mandatorily redeemable capital stock	8,117	8,117	8,117	—	—	—
Accrued interest payable	176,866	176,866	—	176,866	—	—
Derivative liabilities	105,578	105,578	—	1,969,911	—	(1,864,333)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2022 and December 31, 2021. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2022 and December 31, 2021.

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

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:

Interest-rate related:

●	LIBOR Swap Curve.
●	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
●	Prepayment assumption (if applicable).
●	Federal funds curve (FF/OIS curve).
●	SOFR curve (SOFR/OIS).

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2022 and December 31, 2021.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,712,829	$7,712,829	$—	$—	$—
Equity Investments	80,547	80,547	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,665,334	—	5,665,334	—	—
State and local housing finance agency obligations	1,112,414	—	—	1,112,414	—
Derivative assets (a)
Interest-rate derivatives	235,198	—	676,643	—	(441,445)
Mortgage delivery commitments	25	—	25	—	—

Total recurring fair value measurement - Assets	$14,806,347	$7,793,376	$6,342,002	$1,112,414	$(441,445)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(3,618,896)	$—	$(3,618,896)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(105,565)	—	(1,969,898)	—	1,864,333
Mortgage delivery commitments	(13)	—	(13)	—	—

Total recurring fair value measurement - Liabilities	$(3,724,474)	$—	$(5,588,807)	$—	$1,864,333

	December 31, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,821,380	$5,821,380	$—	$—	$—
Equity Investments	96,124	96,124	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,548,784	—	5,548,784	—	—
State and local housing finance agency obligations	998,637	—	—	998,637	—
Derivative assets(a)
Interest-rate derivatives	297,490	—	497,120	—	(199,630)
Mortgage delivery commitments	14	—	14	—	—

Total recurring fair value measurement - Assets	$12,762,429	$5,917,504	$6,045,918	$998,637	$(199,630)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(7,386,074)	$—	$(7,386,074)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(36,507)	—	(1,016,423)	—	979,916
Mortgage delivery commitments	(5)	—	(5)	—	—

Total recurring fair value measurement - Liabilities	$(7,422,586)	$—	$(8,402,502)	$—	$979,916

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three Months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$998,578	$—	$998,637	$—
Transfer of securities from held-to-maturity to available-for-sale	—	900,719	—	900,719
Provision for credit losses	—	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(359)	(58)	(418)	(58)
Purchases	308,000	—	308,000	—
Settlements	(193,805)	—	(193,805)	—
Balance, end of the period	$1,112,414	$900,661	$1,112,414	$900,661

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$189	$—	$189	$—
Real estate owned	181	—	—	181
Total non-recurring assets at fair value	$370	$—	$189	$181

	During the period ended December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended June 30, 2022 and December 31, 2021, and reported fair values were not as of the period end dates.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2022 and December 31, 2021.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Three months ended June 30,
	2022	2021	2022	2021

	Bonds		Discount Notes
Balance, beginning of the period	$(1,901,147)	$(15,857,603)	$—	$(2,449,831)
New transactions elected for fair value option	(1,750,000)	(6,395,925)	—	—
Maturities and terminations	—	8,900,000	—	1,199,319
Net gains (losses) on financial instruments held under fair value option	36,783	3,536	—	335
Change in accrued interest/unaccreted balance	(4,532)	2,233	—	214
Balance, end of the period	$(3,618,896)	$(13,347,759)	$—	$(1,249,963)

	Six months ended June 30,
	2022	2021	2022	2021

	Bonds		Discount Notes
Balance, beginning of the period	$(7,386,074)	$(16,580,464)	$—	$(7,133,755)
New transactions elected for fair value option	(2,010,015)	(11,345,925)	—	(1,249,392)
Maturities and terminations	5,665,000	14,575,000	—	7,118,211
Net gains (losses) on financial instruments held under fair value option	117,429	1,939	—	1,994
Change in accrued interest/unaccreted balance	(5,236)	1,691	—	12,979
Balance, end of the period	$(3,618,896)	$(13,347,759)	$—	$(1,249,963)

(a)	No discount notes elected under the FVO was outstanding at June 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a) (in thousands):

	Three months ended June 30,
	2022			2021

		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
		Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Interest Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(11,515)	$36,783	$25,268	$(4,353)	$3,536	$(817)
Consolidated obligation discount notes	—	—	—	(465)	335	(130)
	$(11,515)	$36,783	$25,268	$(4,818)	$3,871	$(947)

	Six months ended June 30,
	2022			2021

		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
		Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Interest Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(16,125)	$117,429	$101,304	$(9,906)	$1,939	$(7,967)
Consolidated obligation discount notes	—	—	—	(3,768)	1,994	(1,774)
	$(16,125)	$117,429	$101,304	$(13,674)	$3,933	$(9,741)

(a)	No discount notes elected under the FVO was outstanding at June 30, 2022.

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	June 30, 2022
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$3,747,575	$3,618,896	$(128,679)

	December 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)

	June 30, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$13,345,925	$13,347,759	$1,834
Consolidated obligation discount notes (c)	1,249,392	1,249,963	571
	$14,595,317	$14,597,722	$2,405

(a)	Advances – No advances elected under the FVO were outstanding at June 30, 2022, December 31, 2021 and June 30, 2021. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.
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
(c)	Discount notes - No discount notes elected under the FVO were outstanding at June 30, 2022 and December 31, 2021. Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $0.9 trillion as of June 30, 2022 and $0.7 trillion as of December 31, 2021.

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

The following table summarizes contractual obligations and contingencies (in thousands):

June 30, 2022
Contractual Obligations
Consolidated obligation bonds at par (a)	$58,765,810
Consolidated obligation discount notes at par	49,705,943
Mandatorily redeemable capital stock (a)	8,117
Premises (lease obligations) (b)	89,537
Remote backup site	1,282
Other liabilities (c)	140,379
Total contractual obligations	$108,711,068

Other commitments
Standby letters of credit (d)	$14,870,138
Consolidated obligation bonds/discount notes traded not settled	—
Commitments to fund additional advances	343,000
Commitments to fund pension	9,400
Open delivery commitments (MAP)	4,713
Total other commitments	$15,227,251

Total obligations and commitments	$123,938,319

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Operating Lease Commitments

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At June 30, 2022 and December 31, 2021, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our leases (dollars in thousands):

	June 30, 2022	December 31, 2021
Operating Leases (a)
Right-of-use assets	$63,003	$65,624
Lease Liabilities	$76,212	$79,026

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022	2021
Operating Lease Expense	$1,952		$1,952		$3,904	$3,904
Operating cash flows - Cash Paid	$2,049		$2,037		$4,098	$4,073

	June 30, 2022		December 31, 2021
Weighted Average Discount Rate	3.31%		3.30%
Weighted Average Remaining Lease Term	10.60	Years	11.06	Years

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Remaining maturities through
Operating lease liabilities	June 30, 2022	December 31, 2021
Remainder of 2022	$4,148	$8,246
2023	8,615	8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
Thereafter	53,656	53,656
Total undiscounted lease payments	90,946	95,044
Imputed interest	(14,734)	(16,018)
Total operating lease liabilities	$76,212	$79,026

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2022. In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2022 and in the same period in 2021.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $4.2 million at June 30, 2022 and $4.6 million at December 31, 2021.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2022, compared to $0.4 million and $1.0 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At June 30, 2022 and December 31, 2021, outstanding notional amounts were $61.5 million and $79.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were $1.8 billion and $2.0 billion overnight loans extended to other FHLBanks in the three and six months ended June 30, 2022 compared to $0.3 billion and $0.3 billion in the same periods in the prior year. In the three and six months ended June 30, 2022, overnight loans extended to other FHLBanks averaged $27.5 million and $15.2 million compared to $3.3 million and $1.7 million in the same periods in the prior year. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three and six months ended June 30, 2022 and June 30, 2021.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At June 30, 2022 and December 31, 2021, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2022	December 31, 2021
	Related	Related
Assets
Advances	$80,062,142	$71,536,402
Accrued interest receivable	103,869	69,852

Liabilities and capital
Deposits	$1,491,553	$1,321,238
Mandatorily redeemable capital stock	8,117	1,959
Accrued interest payable	753	23
Affordable Housing Program (a)	131,783	137,638
Other liabilities (b)	—	30,368

Capital	$6,762,867	$6,445,853

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Related	Related	Related	Related
Interest income
Advances	$236,103	$123,567	$348,857	$263,395
Interest-bearing deposits	1	—	1	—
Loans to other FHLBanks	71	1	72	1

Interest expense
Deposits	$1,654	$69	$1,826	$175
Mandatorily redeemable capital stock	765	28	891	62

Service fees and other	$3,667	$4,539	$8,140	$8,737

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2022
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,595,000	18.00%	$46,828	22.51%	$86,684	24.21%
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.73	4,217	2.03	6,457	1.80
Subtotal MetLife, Inc.			16,000,000	19.73	51,045	24.54	93,141	26.01
New York Community Bank (b)	Hicksville	NY	12,850,000	15.84	51,864	24.94	102,808	28.71
Citibank, N.A.	New York	NY	9,250,000	11.40	16,575	7.97	25,635	7.16
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,781,383	9.59	28,023	13.47	34,737	9.70
Equitable Financial Life Insurance Company	New York	NY	7,282,563	8.98	22,461	10.80	35,378	9.88
ESL Federal Credit Union	Rochester	NY	2,514,166	3.10	5,100	2.45	7,371	2.06
Goldman Sachs Bank USA	New York	NY	2,500,000	3.08	6,446	3.10	7,876	2.20
New York Life Insurance Company	New York	NY	2,430,000	3.00	13,930	6.70	27,564	7.70
Valley National Bank	Wayne	NJ	2,168,014	2.67	6,190	2.98	10,702	2.99
Signature Bank	New York	NY	1,574,517	1.94	6,339	3.05	12,840	3.59
Total			$64,350,643	79.33%	$207,973	100.00%	$358,052	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank joined the Board of Directors of the FHLBNY as a Member Director on January 1, 2022.

	December 31, 2021
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,745,000	20.70%	$156,632	24.03%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.41	5,374	0.83
Subtotal MetLife, Inc.			15,750,000	22.11	162,006	24.86
New York Community Bank	Hicksville	NY	15,105,000	21.21	207,738	31.87
Equitable Financial Life Insurance Company	New York	NY	6,642,717	9.33	59,209	9.08
Citibank, N.A.	New York	NY	5,250,000	7.37	71,312	10.94
Investors Bank (b)	Short Hills	NJ	3,075,000	4.32	30,135	4.62
Signature Bank	New York	NY	2,639,245	3.71	28,419	4.36
New York Life Insurance Company	New York	NY	2,455,000	3.45	54,063	8.30
ESL Federal Credit Union	Rochester	NY	2,189,398	3.07	7,890	1.21
Teachers Ins. & Annuity Assoc. of America	New York	NY	2,155,300	3.03	5,973	0.92
Valley National Bank (b)	Wayne	NJ	1,288,000	1.81	25,028	3.84
Total			$56,549,660	79.41%	$651,773	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	June 30, 2021
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	19.25%	$38,698	22.45%	$77,950	22.11%
Metropolitan Tower Life Insurance Company	New York	NY	955,000	1.21	1,214	0.70	2,452	0.70
Subtotal MetLife, Inc.			16,200,000	20.46	39,912	23.15	80,402	22.81
New York Community Bank	Westbury	NY	14,002,661	17.68	51,949	30.13	104,744	29.71
Citibank, N.A.	New York	NY	11,500,000	14.52	21,147	12.27	45,313	12.86
Equitable Financial Life Insurance Company	New York	NY	8,218,115	10.37	16,455	9.54	32,246	9.15
Investors Bank (b)	Short Hills	NJ	3,575,000	4.51	8,631	5.01	16,789	4.76
Signature Bank	New York	NY	2,764,245	3.49	7,316	4.24	14,878	4.22
New York Life Insurance Company	New York	NY	2,325,000	2.94	13,464	7.81	27,545	7.81
HSBC Bank USA, National Association	New York	NY	2,000,000	2.52	4,642	2.69	12,388	3.51
Valley National Bank (b)	Wayne	NJ	1,645,870	2.08	7,563	4.39	16,376	4.65
Goldman Sachs Bank USA	New York	NY	1,600,000	2.02	1,321	0.77	1,839	0.52
Total			$63,830,891	80.59%	$172,400	100.00%	$352,520	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At June 30, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	69-70
1.1	Financial Condition	71
1.2	Overview of LIBOR-indexed Instruments Outstanding	73
2.1 - 2.8	Advances	74-79
3.1 - 3.8	Investments	80-84
4.1 - 4.3	Mortgage Loans	85-86
5.1 - 5.10	Consolidated Obligations	87-91
6.1 - 6.4	Capital	91-93
7.1	Derivatives	94-95
8.1 - 8.3	Liquidity	96-97
9.1 - 9.11	Results of Operations	99-112
10.1	Assessments	113

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

During the second quarter of 2022, the Federal Reserve continues to raise interest rates in an effort to combat inflation. In addition, markets are experiencing increased volatility due to the war between Ukraine and Russia, which has resulted in increased energy prices and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the war and resulting economic and market uncertainties.

COVID-19 and Business Continuity. We have continually monitored the key metrics with regards to the ongoing COVID-19 pandemic.  These metrics, which include positive test percentages, overall new case numbers and hospital capacity, have helped guide our decision-making since the onset of the pandemic in March 2020. The trend continues to move in a positive direction, and we returned to the office on February 28, 2022 on a hybrid basis.

Second Quarter 2022 Financial Results

Net income — Net income for 2022 second quarter was $76.3 million, an increase of $1.6 million, or 2.2 percent, compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the costing yields on debt. Advance balances have increased steadily during the second quarter despite the increase in volatility. Members’ demand for advances have increased driven by less available liquidity as a result of monetary policy actions. Non-interest income decreased by $5.7 million compared with same period in 2021, driven primarily by a decrease in the value of equity investments held to finance payments to retirees in the non-qualified pension plan in line with declines in equity markets. Other expenses were lower by $5.6 million, at $46.6 million.

Net Interest Income — Our 2022 second quarter net interest income was $146.7 million compared to $143.2 million in prior year second quarter. The slight increase was due to an increase of net interest spread to 45 basis points in the second quarter of 2022 compared to 44 basis points in the same period in the prior year, offset by a decline of $11.1 billion in average earning assets balances for the second quarter of 2022 compared with second quarter of 2021. Average advances balances decreased by $12.2 billion to $74.8 billion for the second quarter 2022 from $87.0 billion for the second quarter 2021. Net interest income also increased as yield on assets was 56 basis points higher in the current year quarter to 136 basis points, as compared to 80 basis points in the prior year quarter.

Return on average equity (ROE) for 2022 second quarter was 4.71%, compared to ROE of 4.21% for the second quarter of 2021.

Other income (loss) — Other income (loss) reported a loss of $15.3 million in the second quarter of 2022 compared to a loss of $9.6 million in the second quarter of 2021. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In 2022 second quarter, FVO instruments reported valuation gains of $36.8 million. In 2021 second quarter, FVO instruments reported valuation gains of $3.9 million.

●	Derivative activities reported overall income in Other income of $48.2 million in the second quarter of 2022, compared to a net income of $3.9 million in the second quarter of 2021. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $84.5 million in the second quarter of 2022, compared to net fair value gains of $22.9 million in the second quarter of 2021. These fair value gains largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity and classified as trading. In 2022 second quarter, swap interest accruals on standalone swaps reported net income of $1.8 million and net charge of $18.9 million in the second quarter of 2021 to Other income.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $93.7 million and $26.4 million in the second quarter of 2022 and 2021, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net losses of $10.4 million in current year period, compared to net gains of $4.5 million in the prior year period commensurate with declines in the equity markets.

Other expenses were $46.6 million in the second quarter of the current year, compared to $52.2 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $8.6 million in the second quarter of the current year, compared to $8.3 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.17 per share (4.75% annualized) was paid in the second quarter of the current year , unchanged from the same period of the prior year.

Financial Condition — June 30, 2022 compared to December 31, 2021

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $116.0 billion at June 30, 2022 from $105.4 billion at December 31, 2021, an increase of $10.6 billion, or 10.1%. As of June 30, 2022, advances were $80.1 billion, an increase of $8.5 billion, or 11.9%, from $71.5 billion at December 31, 2021.

Cash at banks was $163.7 million at June 30, 2022, compared to $21.7 million at December 31, 2021.

Liquidity investments — Money market investments at June 30, 2021 were $8.7 billion in federal funds sold. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million at June 30, 2022 and December 31, 2021.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.7 billion and $5.8 billion at June 30, 2022 and December 31, 2021, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $5.7 billion at June 30, 2022 and $5.5 billion at December 31, 2021 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances increased steadily during the year to $81.1 billion at June 30, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances decreased by 31.9% to $7.8 billion at June 30, 2022, down from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 118.9% to $16.3 billion at June 30, 2022, compared to

$7.5 billion at December 31, 2021. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $515.4 million and $589.5 million at June 30, 2022 and December 31, 2021, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.1 billion and $5.0 billion at June 30, 2022 and December 31, 2021, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at June 30, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $8.9 billion and $9.1 billion at June 30, 2022 and December 31, 2021, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million on private-label MBS at June 30, 2022, slightly lower than December 31, 2021.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at June 30, 2022 and at December 31, 2021. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at June 30, 2022, unchanged from December 31, 2021.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $80.5 million and $96.1 million at June 30, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $2.0 billion at June 30, 2022, a decrease of $0.2 billion from the balance at December 31, 2021. Unpaid principal balance of MAP loans stood at $182.9 million at June 30, 2022 compared to $156.7 million at December 31, 2021.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at June 30, 2022, were lower than December 31, 2021. Allowance for credit losses decreased to $2.0 million at June 30, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At June 30, 2022, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $843.3 million. To support $116.0 billion of total assets at June 30, 2022, the minimum required total capital was $4.6 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.9 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At June 30, 2022 balance sheet leverage (based on U.S. GAAP) was 17.1 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2022	2022	2021	2021	2021

Investments (a)	$33,001	$35,088	$30,898	$29,076	$37,553
Advances	80,062	70,629	71,536	70,548	79,985
Mortgage loans held-for-portfolio, net (b)	2,175	2,233	2,320	2,418	2,526
Total assets	115,963	108,598	105,358	102,677	120,449
Deposits and borrowings	1,492	1,181	1,321	1,466	1,531
Consolidated obligations, net
Bonds	57,551	57,376	54,829	61,454	69,313
Discount notes	49,519	43,177	42,197	32,769	42,173
Total consolidated obligations	107,070	100,553	97,026	94,223	111,486
Mandatorily redeemable capital stock	8	8	2	2	2
AHP liability	132	137	138	145	153
Capital
Capital stock	4,939	4,480	4,501	4,447	4,867
Retained earnings
Unrestricted	1,109	1,100	1,104	1,113	1,120
Restricted	854	839	827	817	803
Total retained earnings	1,963	1,939	1,931	1,930	1,923
Accumulated other comprehensive income (loss)	(139)	(89)	14	34	30
Total capital	6,763	6,330	6,446	6,411	6,820
Equity to asset ratio (c)(j)	5.83%	5.83%	6.12%	6.24%	5.66%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2022	2022	2021	2021	2021	2022	2021

Investments (a)	$35,426	$35,609	$32,227	$34,733	$34,952	$35,517	$38,478
Advances	74,823	71,636	70,326	75,642	87,031	73,238	88,735
Mortgage loans held-for-portfolio, net	2,204	2,275	2,372	2,468	2,608	2,239	2,707
Total assets	114,109	110,951	106,215	114,074	125,605	112,539	131,004
Interest-bearing deposits and other borrowings	1,102	1,166	1,256	1,391	1,461	1,134	1,532
Consolidated obligations, net
Bonds	58,906	56,449	58,852	65,335	68,927	57,685	68,765
Discount notes	45,733	45,323	38,188	39,375	46,796	45,529	52,179
Total consolidated obligations	104,639	101,772	97,040	104,710	115,723	103,214	120,944
Mandatorily redeemable capital stock	64	12	2	2	3	38	3
AHP liability	136	137	142	147	152	136	151
Capital
Capital stock	4,651	4,501	4,440	4,668	5,185	4,576	5,244
Retained earnings
Unrestricted	1,098	1,094	1,103	1,112	1,120	1,097	1,121
Restricted	846	830	820	808	794	838	787
Total retained earnings	1,944	1,924	1,923	1,920	1,914	1,935	1,908
Accumulated other comprehensive income (loss)	(101)	(21)	28	29	25	(61)	12
Total capital	6,494	6,404	6,391	6,617	7,124	6,450	7,164

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Six months ended
(dollars in millions)	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(except earnings and dividends per share, and headcount)	2022	2022	2021	2021	2021	2022	2021
Net income	$76	$57	$53	$66	$75	$133	$147
Net interest income (d)	147	122	111	128	143	269	302
Dividends paid in cash (e)	52	49	52	59	63	101	133
AHP expense	9	6	6	7	8	15	16
Return on average equity (f)(g)(j)	4.71%	3.61%	3.28%	3.95%	4.21%	4.17%	4.14%
Return on average assets (g)(j)	0.27%	0.21%	0.20%	0.23%	0.24%	0.24%	0.23%
Other non-interest income (loss)	(15)	(13)	3	(8)	(10)	(28)	(43)
Operating expenses (h)	39	38	46	41	41	77	79
Finance Agency and
Office of Finance expenses	5	6	5	6	5	11	11
Total other expenses (k)	47	46	56	49	52	93	99
Operating expenses ratio (g)(i)(j)	0.14%	0.14%	0.17%	0.14%	0.13%	0.14%	0.12%
Earnings per share	$1.64	$1.27	$1.21	$1.41	$1.44	$2.91	$2.80
Dividends per share	$1.17	$1.10	$1.12	$1.14	$1.17	$2.27	$2.43
Headcount (Full/part time)	333	338	340	344	353	333	353

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses on mortgage loans were $2.0 million, $2.0 million, $2.1 million, $3.0 million and $4.1 million for the periods ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021 respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2022	December 31, 2021	dollar amount	percentage
Assets
Cash and due from banks	$163,741	$21,653	$142,088	NM %
Interest-bearing deposits	675,000	675,000	—	—
Securities purchased under agreements to resell	—	1,200,000	(1,200,000)	(100.00)
Federal funds sold	8,650,000	7,230,000	1,420,000	19.64
Trading securities	7,712,829	5,821,380	1,891,449	32.49
Equity Investments	80,547	96,124	(15,577)	(16.21)
Available-for-sale securities	6,777,748	6,547,421	230,327	3.52
Held-to-maturity securities	9,104,499	9,328,665	(224,166)	(2.40)
Advances	80,062,142	71,536,402	8,525,740	11.92
Mortgage loans held-for-portfolio	2,175,465	2,319,864	(144,399)	(6.22)
Accrued interest receivable	172,364	123,258	49,106	39.84
Premises, software, and equipment	78,992	83,815	(4,823)	(5.75)
Operating lease right-of-use assets	63,003	65,624	(2,621)	(3.99)
Derivative assets	235,223	297,504	(62,281)	(20.93)
Other assets	11,560	11,632	(72)	(0.62)
Total assets	$115,963,113	$105,358,342	$10,604,771	10.07%

Liabilities
Deposits
Interest-bearing demand	$1,473,761	$1,283,072	$190,689	14.86%
Non-interest-bearing demand	17,792	38,166	(20,374)	(53.38)
Total deposits	1,491,553	1,321,238	170,315	12.89
Consolidated obligations
Bonds	57,550,526	54,829,401	2,721,125	4.96
Discount notes	49,519,232	42,197,259	7,321,973	17.35
Total consolidated obligations	107,069,758	97,026,660	10,043,098	10.35
Mandatorily redeemable capital stock	8,117	1,959	6,158	NM

Accrued interest payable	176,866	126,990	49,876	39.28
Affordable Housing Program	131,783	137,638	(5,855)	(4.25)
Derivative liabilities	105,578	36,512	69,066	NM
Other liabilities	140,379	182,466	(42,087)	(23.07)
Operating lease liabilities	76,212	79,026	(2,814)	(3.56)
Total liabilities	109,200,246	98,912,489	10,287,757	10.40
Capital	6,762,867	6,445,853	317,014	4.92
Total liabilities and capital	$115,963,113	$105,358,342	$10,604,771	10.07%

NM —Not meaningful.

Balance Sheet overview June 30, 2022 and December 31, 2021

Total assets increased to $116.0 billion at June 30, 2022 from $105.4 billion at December 31, 2021, an increase of $10.6 billion, or 10.1%.

Cash at banks was $163.7 million at June 30, 2022, compared to $21.7 million at December 31, 2021.

Money market investments at June 30, 2022 were $8.7 billion in federal funds sold. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Federal funds sold averaged $10.7 billion and $10.8 billion in the second quarter of 2022 and fourth quarter of 2021, respectively. Resale agreements averaged $5.5 million, $13.0 million and $95.6 million in the second quarter of 2022, the fourth quarter of 2021 and the second quarter of 2021, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $675.0 million at June 30, 2022, unchanged from December 31, 2021.

Advances — Par balances increased steadily during the year to $81.1 billion at June 30, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances decreased by 31.9% to $7.8 billion at June 30, 2022, down from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 118.9% to $16.3 billion at June 30, 2022, compared to $7.5 billion at December 31, 2021.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $515.4 million at June 30, 2022 and $589.5 million at December 31, 2021. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.1 billion at June 30, 2022 and $5.0 billion at December 31, 2021. We acquired $0.9 billion (par) of fixed-rate GSE-issued MBS in the first half of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at June 30, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $8.9 billion at June 30, 2022 and $9.1 billion at December 31, 2021. We acquired $509.1 million (par) of fixed-rate GSE-issued MBS in the first half of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at June 30, 2022 and December 31, 2021.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At June 30, 2022, trading investments were $7.7 billion in U.S. Treasury securities. At June 30, 2021, trading investments were $7.1 billion in U.S. Treasury securities and $2.1 million in Ambac corporate notes. At December 31, 2021, trading investments were $5.8 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $80.5 million and $96.1 million at June 30, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $2.0 billion at June 30, 2022, a decrease of $0.2 billion from the balance at December 31, 2021. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $182.9 million at June 30, 2022, an increase of $26.1 million from the balance at December 31, 2021. Paydowns for the total portfolio for six months ended June 30, 2022 were $173.4 million compared to $465.9 million for the same period in 2021. Acquisitions for the six months ended June 30, 2022 were $33.0 million compared to $97.0 million for the same period in 2021. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at June 30, 2022 were lower than December 31, 2021. Allowance for credit losses decreased to $2.0 million at June 30, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At June 30, 2022, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $843.3 million. To support $116.0 billion of total assets at June 30, 2022, the minimum required total capital was $4.6 billion or 4.0% of assets. Our actual regulatory risk-based capital was $6.9 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2022, balance sheet leverage (based on U.S. GAAP) was 17.1 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2022 included $157.9 million as demand cash balances at the FRBNY, $8.7 billion in short-term and overnight investments in the federal funds and resale agreements, and $5.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

Replacement of London Interbank Offered Rates (LIBOR) — We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR. We have successfully transitioned $9.3 billion of advance derivative hedges from 2020 to June 30, 2022. We have successfully transitioned $0.7 billion of securities from LIBOR to SOFR in 2021.

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

The following data provides an overview of LIBOR-indexed instruments outstanding at June 30, 2022 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	June 30, 2022
LIBOR indexed Derivatives (notionals)	$4,086,197
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,500,341
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$16,900
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,165,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding were $80.1 billion at June 30, 2022 and $71.5 billion at December 31, 2021. Carrying values included cumulative hedging basis adjustment losses of $1.0 billion at June 30, 2022 and gains of $0.3 billion at December 31, 2021.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$16,346,390	20.15%	$7,468,000	10.49%
Fixed Rate Advances	49,041,583	60.47	47,466,196	66.65
Short-Term Advances	7,810,602	9.63	11,468,580	16.10
Mortgage Matched Advances	89,774	0.11	112,215	0.16
Overnight & Line of Credit (OLOC) Advances	4,413,210	5.44	959,752	1.35
All other categories	3,404,294	4.20	3,740,423	5.25
Total par value	81,105,853	100.00%	71,215,166	100.00%
Advance discounts	(127)		(160)
Hedge valuation basis adjustments	(1,043,584)		321,396
Total	$80,062,142		$71,536,402

Member Pledged Collateral

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

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
June 30, 2022	$81,105,853	$14,982,207	$96,088,060	$318,828,869	$76,843,207	$395,672,076
December 31, 2021	$71,215,166	$20,606,819	$91,821,985	$320,683,186	$63,956,008	$384,639,194

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
June 30, 2022	$77,572,686	$318,099,390	$395,672,076
December 31, 2021	$64,690,246	$319,948,948	$384,639,194

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$64,685,458	79.75%	$63,744,666	89.51%
Variable-rate (b)	16,420,390	20.25	7,470,500	10.49
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	5	—	—	—
Total par value	81,105,853	100.00%	71,215,166	100.00%
Advance discounts	(127)		(160)
Hedge valuation basis adjustments	(1,043,584)		321,396
Total	$80,062,142		$71,536,402

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short- term fixed-rate advances. Long-term advances remain a small segment of the portfolio at June 30, 2022, with only 12.2% of advances in the remaining maturity bucket of greater than 5 years (16.1% at December 31, 2021). For more information, see financial statements Note 9. Advances.

(b)Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	June 30, 2022		December 31, 2021		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$35,277,414	43.50%	$33,315,184	46.78%	$1,962,230	5.89%
Due after 1 year through 3 years	15,161,230	18.69	13,672,643	19.20	1,488,587	10.89
Due after 3 years through 5 years	5,112,539	6.30	5,981,524	8.40	(868,985)	(14.53)
Due after 5 years through 15 years	2,256,517	2.78	2,892,046	4.06	(635,529)	(21.98)
Thereafter	233	—	303	—	(70)	(23.05)
Total principal amount	57,807,933	71.27	55,861,700	78.44	1,946,233	3.48

Fixed-rate, putable
Due in 1 year or less	146,000	0.18	1,000	—	145,000	NM
Due after 1 year through 3 years	—	—	158,000	0.22	(158,000)	(100.00)
Due after 3 years through 5 years	9,250	0.01	14,250	0.02	(5,000)	(35.09)
Due after 5 years through 15 years	6,632,500	8.18	7,597,500	10.67	(965,000)	(12.70)
Thereafter	—	—	—	—	—	NM
Total principal amount	6,787,750	8.37	7,770,750	10.91	(983,000)	(12.65)

Variable-rate
Due in 1 year or less	14,193,000	17.50	5,639,500	7.92	8,553,500	151.67
Due after 1 year through 3 years	1,007,390	1.24	524,000	0.74	483,390	92.25
Due after 3 years through 5 years	220,000	0.27	207,000	0.29	13,000	6.28
Due after 5 years through 15 years	1,000,000	1.24	1,000,000	1.40	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	16,420,390	20.25	7,370,500	10.35	9,049,890	122.79

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	100,000	0.14	(100,000)	(100.00)
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	100,000	0.14	(100,000)	(100.00)

Other (b)
Due in 1 year or less	37,906	0.05	47,177	0.07	(9,271)	(19.65)
Due after 1 year through 3 years	36,522	0.05	49,630	0.07	(13,108)	(26.41)
Due after 3 years through 5 years	12,067	0.01	11,663	0.02	404	3.47
Due after 5 years through 15 years	2,673	—	3,014	—	(341)	(11.32)
Thereafter	607	—	732	—	(125)	(17.11)
Total principal amount	89,775	0.11	112,216	0.16	(22,441)	(20.00)

Overdrawn and overnight deposit accounts	5	—	—	—	5	NM
Total principal amount advances	81,105,853	100.00%	71,215,166	100.00%	9,890,687	13.89%
Other adjustments, net (c)	(1,043,711)		321,236		(1,364,947)

Total advances	$80,062,142		$71,536,402		$8,525,740

(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.

(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	June 30, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullets (a)	$39,120,205	$29,279,507
Fixed-rate putable (b)	6,787,750	7,770,750
Fixed-rate with embedded cap	360,000	360,000
Total qualifying hedges	$46,267,955	$37,410,257

Aggregate par amount of advances hedged (c)	$46,293,801	$40,560,257
Fair value basis (hedging adjustments)	$(1,043,584)	$321,396

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (historically LIBOR, and now Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At June 30, 2022 there was no basis swaps. At December 31, 2021, notional amounts of basis swaps was $3.1 billion. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	June 30, 2022	December 31, 2021
Putable (a)	$6,787,750	$7,770,750

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2022	2021	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,112,414	$998,637	$113,777	11.39%
Held-to-maturity securities, at carrying value, net	181,109	184,886	(3,777)	(2.04)
Total HFA securities	1,293,523	1,183,523	110,000	9.29

Trading securities (b)	7,712,829	5,821,380	1,891,449	32.49
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	5,665,334	5,548,784	116,550	2.10
Held-to-maturity securities, at carrying value, net (c)	8,923,390	9,143,779	(220,389)	(2.41)
Total MBS securities	14,588,724	14,692,563	(103,839)	(0.71)

Equity investments in Grantor trust (d)	80,547	96,124	(15,577)	(16.21)
Interest-bearing deposits	675,000	675,000	—	0.00
Securities purchased under agreements to resell	—	1,200,000	(1,200,000)	(100.00)
Federal funds sold	8,650,000	7,230,000	1,420,000	19.64

Total Investments	$33,000,623	$30,898,590	$2,102,033	6.80%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were acquisition of $308.0 million of AFS State and local housing finance agency bonds for the six months ending June 30, 2022 and paydowns were $0.2 billion in the AFS portfolio and $3.8 million in the HTM portfolio for the same period. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.

(b)

Trading securities comprised of U.S. Treasury securities at June 30, 2022 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $4.2 billion par of U.S. Treasury notes in the first six months of 2022.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	June 30, 2022			December 31, 2021
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$2,302,248	$2,291,233	34.04%	$2,565,768	$2,594,055	39.80%
Freddie Mac	12,222,748	12,082,519	180.73	12,053,895	12,390,599	187.00
Ginnie Mae	8,216	8,216	0.12	9,349	9,349	0.15
All Others - PLMBS	55,512	60,515	0.82	63,551	71,422	0.99
Non-MBS, net (b)	1,293,523	1,279,486	19.13	1,183,523	1,166,270	18.36

Total Investment Debt Securities	$15,882,247	$15,721,969	234.84%	$15,876,086	$16,231,695	246.30%

Categorized as:

Available-for-Sale Securities	$6,777,748	$6,777,748		$6,547,421	$6,547,421

Held-to-Maturity Securities, net	$9,104,499	$8,944,221		$9,328,665	$9,684,274

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	June 30, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$170	$8,869,073	$41,922	$492	$11,733	$8,923,390
State and local housing finance agency obligations	—	179,757	1,352	—	—	181,109
Total Long-term securities	$170	$9,048,830	$43,274	$492	$11,733	$9,104,499

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$229	$9,082,287	$48,055	$616	$12,592	$9,143,779
State and local housing finance agency obligations	—	183,330	1,556	—	—	184,886
Total Long-term securities	$229	$9,265,617	$49,611	$616	$12,592	$9,328,665

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	June 30, 2022
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,665,334	$—	$—	$—	$5,665,334
State and local housing finance agency obligations	16,900	1,094,039	—	1,475	—	1,112,414
Total Long-term securities	$16,900	$6,759,373	$—	$1,475	$—	$6,777,748

	December 31, 2021
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,548,784	$—	$—	$—	$5,548,784
State and local housing finance agency obligations	18,951	977,507	—	2,179	—	998,637
Total Long-term securities	$18,951	$6,526,291	$—	$2,179	$—	$6,547,421

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5 Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2022		December 31, 2021
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$754,814	2.75%	$622,150	2.63%
Due after one year through five years	4,500,110	2.61	4,120,381	2.47
Due after five years through ten years	7,854,432	2.70	8,002,850	2.51
Due after ten years	1,614,839	2.26	1,793,274	1.46

Total Mortgage-backed securities	$14,724,195	2.63%	$14,538,655	2.37%

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR or now other benchmarked rates where applicable.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	June 30, 2022	December 31, 2021
Current face value of hedged CMBS	$4,068,361	$3,190,361
Partial-term hedge face value of hedged CMBS	$3,626,000	$2,859,000
Cumulative basis adjustment gains (losses)	$(386,473)	$(30,667)
Interest rate swap contracts (par)	$3,626,000	$2,859,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. There were no outstanding balance at June 30, 2022. At December 31, 2021, outstanding balance were $1.2 billion. Resale agreements averaged $5.5 million in the second quarter of 2022 and $13.0 million in the fourth quarter of 2021. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $8.7 billion at June 30, 2022, and $7.2 billion at December 31, 2021, and averaged $10.7 billion in the second quarter of 2022 and $10.8 billion in the fourth quarter of 2021. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	June 30, 2022	December 31, 2021
Par value	$8,100,925	$5,850,925
Amortized cost	$7,978,864	$5,835,212
Carrying/Fair value	$7,712,829	$5,821,380

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	June 30, 2022	December 31, 2021
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$8,100,925	$5,850,925
Par amounts of interest rate swaps	$8,100,925	$5,850,925

(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.1 billion at June 30, 2022, a decrease of $0.1 billion (net of acquisitions and paydowns) from the balance at December 31, 2021. Mortgage loan balances declined due to loan prepayments as a result of the low interest rate environment. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at June 30, 2022 were lower than December 31, 2021. Allowance for credit losses was $2.0 million at June 30, 2022, compared to $2.1 million at December 31, 2021.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at June 30, 2022. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	June 30, 2022	December 31, 2021
Federal Housing Administration and Veteran Administration insured loans	$147,574	$160,716
Conventional loans	1,842,114	1,999,543
Allowance for credit losses on mortgage loans	(1,805)	(1,956)
MPF loans held-for-portfolio, net (a)	$1,987,883	$2,158,303

(a)	Balances represent MPF portfolio; MAP portfolio balance of $187.6 million as of June 30, 2022 and $161.6 million as of December 31, 2021 were not included.

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

Table 4.2    Geographic Concentration of MPF Loans

	June 30, 2022		December 31, 2021
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.6%	68.7%	73.2%	68.0%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	June 30, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$186,935	9.54%
Bethpage Federal Credit Union	152,645	7.79
Citizens Bank, N.A. (a)	140,846	7.18
Webster Bank, N.A. (b)	133,028	6.79
Manasquan Bank	107,212	5.47
All Others	1,239,520	63.23

Total (c)	$1,960,186	100.00%

	December 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$195,737	9.20%
Bethpage Federal Credit Union	164,021	7.71
Investors Bank	157,304	7.39
Sterling National Bank	143,790	6.76
Manasquan Bank	116,256	5.46
All Others	1,350,691	63.48

Total (c)	$2,127,799	100.00%

(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	MAP unpaid principal balances of $182.9 million as of June 30, 2022 and $156.7 million as of December 31, 2021 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $107.1 billion and $97.0 billion at June 30, 2022 and December 31, 2021.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $57.6 billion (par, $58.8 billion) at June 30, 2022, compared to $54.8 billion (par, $54.5 billion) at December 31, 2021. The carrying value of Consolidated obligation discount notes outstanding was $49.5 billion at June 30, 2022 and $42.2 billion at December 31, 2021.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $7.1 billion at June 30, 2022 and $4.8 billion at December 31, 2021.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$27,027,830	45.99%	$31,907,580	58.53%
Fixed-rate, callable	18,094,130	30.79	12,993,130	23.84
Step Up, callable	6,507,000	11.08	4,799,000	8.80
Floating rate, callable	1,665,000	2.83	1,265,000	2.32
Single-index floating rate	5,471,850	9.31	3,550,000	6.51

Total par value	58,765,810	100.00%	54,514,710	100.00%

Bond premiums	148,133		152,601
Bond discounts	(21,519)		(23,563)
Hedge valuation basis adjustments (a)	(1,334,064)		77,048
Hedge basis adjustments on de-designated hedges (b)	120,845		125,091
FVO (c) - valuation adjustments and accrued interest	(128,679)		(16,486)
Total Consolidated obligation-bonds	$57,550,526		$54,829,401

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $1.3 billion at June 30, 2022 and losses of $77.0 million at December 31, 2021. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullet bonds	$13,483,010	$15,333,890
Fixed-rate callable bonds	23,390,130	16,488,130
	$36,873,140	$31,822,020

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2022	December 31, 2021
Bonds designated under FVO	$3,747,575	$7,402,560

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

Consolidated Obligation Bonds
Par Amount	December 31, 2021
Bonds designated as economically hedged
Floating-rate bonds (a)	$250,000
Fixed-rate bonds (b)	220,000
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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	June 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$38,700,130	65.86%	$37,107,475	68.07%
Due or callable after one year through two years	8,764,080	14.91	6,990,160	12.82
Due or callable after two years through three years	2,183,485	3.72	2,331,385	4.28
Due or callable after three years through four years	3,097,105	5.27	2,013,085	3.69
Due or callable after four years through five years	1,817,565	3.09	1,825,905	3.35
Thereafter	4,203,445	7.15	4,246,700	7.79
Total par value	$58,765,810	100.00%	$54,514,710	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2022	December 31, 2021
Callable	$26,266,130	$19,057,130
Non-Callable	$32,499,680	$35,457,580

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	June 30, 2022	December 31, 2021
Par value	$49,705,943	$42,204,430
Amortized cost	$49,577,693	$42,197,683
Hedge value basis adjustments (a)	(58,458)	(424)
Hedge basis adjustments on de-designated hedges (b)	(3)	—
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$49,519,232	$42,197,259
Weighted average interest rate	1.60%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $31.1 billion and $3.4 billion were hedged under ASC 815 qualifying fair value hedges at June 30, 2022 and December 31, 2021, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.

(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.

(c)	FVO valuation adjustments — Valuation basis adjustment are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at June 30, 2022 and December 31, 2021.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2022	December 31, 2021
Discount notes hedged under qualifying hedge	$31,051,026	$3,374,841

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

Consolidated Obligation Discount Notes
Par Amount	June 30, 2022
Discount notes designated as economic hedges (a)	$8,779,885

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments were not material. No CO discount notes were outstanding at December 31, 2021 for economic hedges.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2022	December 31, 2021
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,693,000

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

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at June 30, 2022 and December 31, 2021.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $176.9 million at June 30, 2022 and $127.0 million at December 31, 2021. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $140.4 million at June 30, 2022 and $182.5 million at December 31, 2021. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	June 30, 2022	December 31, 2021
Capital Stock (a)	$4,939,244	$4,500,785
Unrestricted retained earnings (b)	1,108,765	1,103,585
Restricted retained earnings (c)	854,053	827,380
Accumulated Other Comprehensive Income (Loss)	(139,195)	14,103
Total Capital	$6,762,867	$6,445,853

(a)

Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.

(b)

Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement (Capital Agreement).

(c)

Restricted retained earnings — Restricted retained earnings balance at June 30, 2022 has grown to $854.1 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at June 30, 2022 was $1.0 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $854.1 million at June 30, 2022. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	June 30, 2022	December 31, 2021
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(1,195)	$(1,586)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(520,838)	125,170
Net Fair value hedging gains (losses) on available-for-sale securities (b)	386,473	30,667
Net Cash flow hedging gains (losses) (c)	34,122	(101,499)
Employee supplemental retirement plans (d)	(37,757)	(38,649)
Total Accumulated other comprehensive income (loss)	$(139,195)	$14,103

(a)

Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net market values unrealized gains (losses) on available-for-sale securities were losses of $520.8 million and gains of $125.2 million at June 30, 2022 and December 31, 2021, respectively, represent third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $386.5 million and $30.7 million at June 30, 2022 and December 31, 2021, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.

(c)

Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/(losses) are recorded in AOCI.

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	June 30, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	134,698	(301)	355,806
Amount reclassified	—	686	—
Fair Value - closed contract	—	538	—
Ending balance	$40,097	$(5,975)	$386,473

Notional amount of swaps outstanding	$1,608,000	$115,000	$3,626,000

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000

	June 30, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	65,328	—	42,810
Amount reclassified	—	741	—
Ending balance	$(133,166)	$(7,969)	$(1,242)

Notional amount of swaps outstanding	$1,806,000	$—	$1,432,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2022	June 30, 2021
Cash dividends paid per share	$2.27	$2.43
Dividends paid (a) (c)	$101,512	$132,937
Pay-out ratio (b)	76.12%	90.49%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	June 30, 2022

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives assets (d)	$858,112	$3,601	$—	$3,601	$19,371	$22,972
	858,112	3,601	—	3,601	19,371	22,972
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	25,973,709	(935,511)	1,152,720	217,209	(110,575)	106,634
Triple B liability (c)	3,210,000	(166,419)	180,820	14,401	—	14,401
Cleared derivatives liability (d)	105,452,461	—	—	—	514,723	514,723
	134,636,170	(1,101,930)	1,333,540	231,610	404,148	635,758
Total derivative positions with non-member counterparties to which the Bank had credit exposure	135,494,282	(1,098,329)	1,333,540	235,211	423,519	658,730
Delivery commitments
Derivative position with delivery commitments	4,713	12	—	12	(12)	—
Total derivative position with members	4,713	12	—	12	(12)	—
Total	$135,498,995	$(1,098,317)	$1,333,540	$235,223	$423,507	$658,730
Derivative positions without credit exposure	5,624,070
Total notional	$141,123,065

	December 31, 2021

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,182,000	$50,094	$73,000	$123,094	$(112,659)	$10,435
Cleared derivatives assets (d)	4,191,067	743	—	743	33,859	34,602
	8,373,067	50,837	73,000	123,837	(78,800)	45,037
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	699,000	(6,478)	6,540	62	—	62
Triple B liability (c)	3,203,000	(167,564)	168,000	436	—	436
Cleared derivatives liability (d)	62,389,522	(3,951)	173,946	169,995	333,251	503,246
	66,291,522	(177,993)	348,486	170,493	333,251	503,744
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,664,589	(127,156)	421,486	294,330	254,451	548,781
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	79,000	3,165	—	3,165	(3,165)	—
Delivery commitments
Derivative position with delivery commitments	8,573	9	—	9	(9)	—
Total derivative position with members	87,573	3,174	—	3,174	(3,174)	—
Total	$74,752,162	$(123,982)	$421,486	$297,504	$251,277	$548,781
Derivative positions without credit exposure	20,247,014
Total notional	$94,999,176

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $534.1 million and $367.1 million in marketable securities as collateral at June 30, 2022 and December 31, 2021,respectively. At June 30, 2022 and December 31, 2021, we had pledged $28.9 million and $173.9 million in cash as collateral, respectively.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2022	$1,125	$65,038	$63,913
March 31, 2022	1,199	60,522	59,323
December 31, 2021	1,301	58,192	56,891

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2022	$3,711	$27,171	$23,460
March 31, 2022	2,944	27,048	24,104
December 31, 2021	4,174	23,534	19,360

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2022	$2,309	$24,717	$22,408
March 31, 2022	1,881	24,382	22,501
December 31, 2021	1,115	21,023	19,908

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

Cash flows

Cash and due from Banks was $163.7 million at June 30, 2022 and $52.6 million at June 30, 2021. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $1.5 billion in net cash inflows in the six months ended June 30, 2022, compared to inflows of $0.5 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $133.4 million in the six months ended June 30, 2022 and $146.9 million in the same period in the prior year; (b) Derivatives and hedging activities provided $1.1 billion in cash flows in the six months ended June 30, 2022, compared to $0.3 billion in cash flows in the same period in the prior year; and (c) Positive adjustments to operating cash flows of $257.0 million to recognize unrealized valuation losses on U.S. Treasury securities at June 30, 2022, compared to $61.2 million in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $13.4 billion in net cash outflows in the six months ended June 30, 2022, compared to $14.1 billion in net cash inflows in the same period in the prior year. In the six months ended June 30, 2022, we acquired $4.1 billion of Treasury securities compared to $1.9 billion in the same period of the prior year. Repayments from Treasury securities were $1.2 billion in the six months ended June 30, 2022 compared to $6.5 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were $1.2 billion in the six months ended June 30, 2022 compared to net cash outflows of $4.1 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $12.1 billion in the six months ended June 30, 2022 compared to net outflows of $16.5 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2022 and June 30, 2021. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 22, 2022.

Net Income

Interest income from advances is the principal source of revenue. Other sources of revenue are interest income from investment debt securities, liquidity trading securities, mortgage loans in the MPF and MAP portfolio, securities purchased under agreements to resell and federal funds sold. Fair value gains and losses on liquidity trading securities and equity investments also impact Net income. The primary expense is interest paid on Consolidated obligation debt. Other expenses are Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, and affordable housing program assessments on Net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total interest income	$386,265	$247,534	$608,675	$529,809
Total interest expense	239,554	104,369	339,874	228,106
Net interest income before provision for credit losses	146,711	143,165	268,801	301,703
Provision (Reversal) for credit losses	(68)	(1,672)	(146)	(2,957)
Net interest income after provision for credit losses	146,779	144,837	268,947	304,660
Total other income (loss)	(15,328)	(9,625)	(28,083)	(42,243)
Total other expenses	46,560	52,203	92,582	99,172
Income before assessments	84,891	83,009	148,282	163,245
Affordable Housing Program Assessments	8,566	8,304	14,917	16,331
Net income	$76,325	$74,705	$133,365	$146,914

Net Income — 2022 Second Quarter Compared to 2021 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2022 second quarter was $76.3 million, an increase of $1.6 million, or 2.2% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2022 second quarter Net interest income was $146.7 million, an increase of $3.5 million, or 2.5% compared to the same period in the prior year. Net interest spread was 45 basis points in the 2022 second quarter compared to 44 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a loss of $15.3 million in 2022 second quarter compared to a loss of $9.6 million in the same period in the prior year.

●	Service fees and other were $3.9 million in the 2022 second quarter compared to $4.4 million in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.

●	Financial instruments carried at fair values reported net valuation gain of $36.8 million in the 2022 second quarter compared to net gain of $3.9 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.

●	Derivative activities reported net gains of $48.2 million in Other income in the 2022 second quarter compared to net gains of $3.9 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $93.7 million in the 2022 second quarter compared to net fair value losses of $26.4 million in the same period in the prior year.

●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net fair value losses of $10.4 million in the 2022 second quarter compared to net gains of $4.5 million in the same period in the prior year.

Other expenses were $46.6 million in the 2022 second quarter compared to $52.2 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $17.5 million in the 2022 second quarter, down from $18.2 million in the same period in the prior year.

●	Compensation and benefits expenses were $21.6 million in the 2022 second quarter compared to $23.2 million in the same period in the prior year due to a decrease in headcount.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.1 million in the 2022 second quarter compared to $5.4 million in the same period in the prior year.

●	Other expenses were $2.4 million in the 2022 second quarter compared to $5.5 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $8.6 million in the 2022 second quarter compared to $8.3 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — Year-to-Date Period Ended June 30, 2022 Compared to Year-to-Date Period Ended June 30, 2021

Net income in the year-to-date period in the current year was $133.4 million, a decrease of $13.5 million, or 9.2% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $268.8 million, a decrease of $32.9 million, or 10.9%. Net interest spread was 44 basis points in the current year-to-date period, unchanged from the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended June 30, the aggregate impact was a loss of $28.1 million in the 2022 period compared to a loss of $42.2 million in the same period in the prior year.

Other expenses were $92.6 million in the year-to-date period in the current year, compared to $99.2 million in the same period in the prior year. Operating expenses were $32.0 million in the year-to-date period in the current year, slightly lower than the prior year period. Compensation and benefits were $44.9 million in the year-to-date period in the current year, down from $47.5 million in the prior year period due to a decrease in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $10.8 million in the year-to-date period in the current year, compared to $11.0 million in the prior year period. Other expenses were $4.9 million in the year-to-date period in the current year and $8.3 million in the prior year period. Other expenses included contributions to homeowners and small businesses, the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $14.9 million in the year-to-date period in the current year, compared to $16.3 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Total interest income (a)	$386,265	$247,534	56.05%	$608,675	$529,809	14.89%
Total interest expense (a)	239,554	104,369	129.53	339,874	228,106	49.00
Net interest income before provision for credit losses	$146,711	$143,165	2.48%	$268,801	$301,703	(10.91)%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the 2022 second quarter, net interest income, before loan loss provisions, was $146.7 million, an increase of $3.5 million, or 2.5% from second quarter of 2021. Primary driver was a decrease in the average balances of interest earning assets, principally advances. Additionally, $1.7 million of prepayment fees from Advances and Mortgage-backed securities were recorded in Net interest income in 2022 second quarter compared to $4.5 million in 2021 second quarter. Financial markets during the quarter started to exhibit rising levels of interest rates, but continued high levels of liquidity, impacting our interest revenues and opportunities for acquiring investments during the quarter.

In the 2022 second quarter, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than 2021 second quarter. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 52 basis points in the second quarter of 2022, compared to 46 basis points in the prior year same period. Net interest spread in the second quarter of 2022 was 45 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 44 basis points in the prior year same period.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, decreased to $6.6 billion in the second quarter of 2022, down from $7.1 billion in the same period in the prior year (as measured by average outstanding balance in the period). Decrease in Capital stock was in line with decrease in advances in the second quarter of 2022 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

In the 2022 year-to-date period, Net interest margin was 48 basis points, slightly higher compared to 47 basis points from the same period in the prior year. Net interest spread in the 2022 year-to-date period was 44 basis points, unchanged from the same period in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, decreased to $6.5 billion in 2022 year-to-date period from $7.2 billion in the same period in the prior year.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded a net expense of $23.7 million to interest margin in the second quarter of 2022, compared to a net expense of $81.1 million in the second quarter of 2021. In the year-to-date period ended June 30, 2022, we recorded a net expense of $78.7 million to interest margin, compared to a net expense of $176.1 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness in the comparable quarters were immaterial.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income	$420,219	$358,368	$737,559	$750,392
Fair value hedging effects	13,641	(543)	16,809	1,451
Amortization of basis	(36)	(78)	(72)	(26)
Interest rate swap accruals	(47,559)	(110,213)	(145,621)	(222,008)
Reported interest income	386,265	247,534	608,675	529,809

Interest expense	269,318	134,902	419,159	279,483
Fair value hedging effects	(4,024)	(93)	(8,288)	(2,750)
Amortization of basis	(1,912)	(1,322)	(4,099)	(2,703)
Interest rate swap accruals	(23,828)	(29,118)	(66,898)	(45,924)
Reported interest expense	239,554	104,369	339,874	228,106
Net interest income	$146,711	$143,165	$268,801	$301,703
Net interest adjustment - interest rate swaps	$(4,190)	$(80,301)	$(49,599)	$(169,206)

Spread and Yield Analysis — 2022 Periods Compared to 2021 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$74,822,736	$236,103	1.27%	$87,031,029	$123,567	0.57%
Interest bearing deposits and others	1,987,671	3,869	0.78	1,272,720	264	0.08
Federal funds sold and other overnight funds	10,717,506	20,396	0.76	10,150,451	1,864	0.07
Investments
Trading securities	8,010,075	22,419	1.12	8,222,005	27,748	1.35
Mortgage-backed securities
Fixed	12,174,025	75,026	2.47	10,772,154	69,203	2.58
Floating	2,602,891	7,800	1.20	3,724,474	5,405	0.58
State and local housing finance agency obligations	1,173,665	3,914	1.34	1,083,402	1,862	0.69
Mortgage loans held-for-portfolio	2,203,678	16,667	3.03	2,608,026	17,620	2.71
Loans to other FHLBanks	27,473	71	1.05	3,297	1	0.12

Total interest-earning assets	$113,719,720	$386,265	1.36%	$124,867,558	$247,534	0.80%

Funded By:
Consolidated obligation bonds
Fixed	$50,991,316	$144,130	1.13%	$63,984,182	$87,171	0.55%
Floating	7,915,075	13,792	0.70	4,943,158	1,698	0.14
Consolidated obligation discount notes	45,732,947	79,097	0.69	46,796,019	15,385	0.13
Interest-bearing deposits and other borrowings	1,086,291	1,770	0.65	1,458,449	87	0.02
Mandatorily redeemable capital stock	63,612	765	4.82	2,518	28	4.46

Total interest-bearing liabilities	105,789,241	239,554	0.91%	117,184,326	104,369	0.36%

Other non-interest-bearing funds	1,335,121	—		584,272	—
Capital	6,595,358	—		7,098,960	—

Total Funding	$113,719,720	$239,554		$124,867,558	$104,369

Net Interest Income/Spread		$146,711	0.45%		$143,165	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.46%

	Six months ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$73,238,033	$348,857	0.96%	$88,735,183	$263,395	0.60%
Interest bearing deposits and others	1,800,617	4,357	0.49	1,386,159	597	0.09
Federal funds sold and other overnight funds	11,402,470	24,100	0.43	12,033,878	4,640	0.08
Investments
Trading securities	7,354,722	37,753	1.04	9,605,690	68,378	1.44
Mortgage-backed securities
Fixed	12,040,817	142,152	2.38	10,774,155	140,802	2.64
Floating	2,686,242	12,110	0.91	3,876,105	11,462	0.60
State and local housing finance agency obligations	1,178,375	6,236	1.07	1,090,407	3,774	0.70
Mortgage loans held-for-portfolio	2,238,980	33,038	2.98	2,706,708	36,760	2.74
Loans to other FHLBanks	15,193	72	0.96	1,657	1	0.12

Total interest-earning assets	$111,955,449	$608,675	1.10%	$130,209,942	$529,809	0.82%

Funded By:
Consolidated obligation bonds
Fixed	$50,475,624	$223,687	0.89%	$60,017,354	$176,468	0.59%
Floating	7,208,994	16,328	0.46	8,747,586	6,367	0.15
Consolidated obligation discount notes	45,529,253	97,024	0.43	52,178,842	44,997	0.17
Interest-bearing deposits and other borrowings	1,125,033	1,944	0.35	1,531,577	212	0.03
Mandatorily redeemable capital stock	37,843	891	4.75	2,667	62	4.69

Total interest-bearing liabilities	104,376,747	339,874	0.66%	122,478,026	228,106	0.38%

Other non-interest-bearing funds	1,067,937	—		579,881	—
Capital	6,510,765	—		7,152,035	—

Total Funding	$111,955,449	$339,874		$130,209,942	$228,106

Net Interest Income/Spread		$268,801	0.44%		$301,703	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.48%			0.47%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2022 Periods Compared to 2021 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	June 30, 2022 vs. June 30, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(19,515)	$132,051	$112,536
Interest bearing deposits and others	226	3,379	3,605
Federal funds sold and other overnight funds	110	18,422	18,532
Investments
Trading securities	(699)	(4,630)	(5,329)
Mortgage-backed securities
Fixed	8,727	(2,904)	5,823
Floating	(2,010)	4,405	2,395
State and local housing finance agency obligations	167	1,885	2,052
Mortgage loans held-for-portfolio	(2,916)	1,963	(953)
Loans to other FHLBanks	35	35	70

Total interest income	(15,875)	154,606	138,731

Interest Expense
Consolidated obligation bonds
Fixed	(20,724)	77,683	56,959
Floating	1,556	10,538	12,094
Consolidated obligation discount notes	(357)	64,069	63,712
Deposits and borrowings	(28)	1,711	1,683
Mandatorily redeemable capital stock	735	2	737

Total interest expense	(18,818)	154,003	135,185

Changes in Net Interest Income	$2,943	$603	$3,546

	For the six months ended
	June 30, 2022 vs. June 30, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(52,234)	$137,696	$85,462
Interest bearing deposits and others	229	3,531	3,760
Federal funds sold and other overnight funds	(256)	19,716	19,460
Investments
Trading securities	(13,983)	(16,642)	(30,625)
Mortgage-backed securities
Fixed	15,676	(14,326)	1,350
Floating	(4,200)	4,848	648
State and local housing finance agency obligations	326	2,136	2,462
Mortgage loans held-for-portfolio	(6,718)	2,996	(3,722)
Loans to other FHLBanks	39	32	71

Total interest income	(61,121)	139,987	78,866

Interest Expense
Consolidated obligation bonds
Fixed	(31,451)	78,670	47,219
Floating	(1,302)	11,263	9,961
Consolidated obligation discount notes	(6,407)	58,434	52,027
Deposits and borrowings	(71)	1,803	1,732
Mandatorily redeemable capital stock	828	1	829

Total interest expense	(38,403)	150,171	111,768

Changes in Net Interest Income	$(22,718)	$(10,184)	$(32,902)

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Interest Income
Advances	$236,103	$123,567	91.07%	$348,857	$263,395	32.45%
Interest-bearing deposits	3,869	264	NM	4,357	597	NM
Securities purchased under agreements to resell	11	12	(8.33)	21	476	(95.59)
Federal funds sold	20,385	1,852	NM	24,079	4,164	NM
Trading securities	22,419	27,748	(19.20)	37,753	68,378	(44.79)
Mortgage-backed securities
Fixed	75,026	69,203	8.41	142,152	140,802	0.96
Floating	7,800	5,405	44.31	12,110	11,462	5.65
State and local housing finance agency obligations	3,914	1,862	NM	6,236	3,774	65.24
Mortgage loans held-for-portfolio	16,667	17,620	(5.41)	33,038	36,760	(10.13)
Loans to other FHLBanks	71	1	NM	72	1	NM

Total interest income	$386,265	$247,534	56.05%	$608,675	$529,809	14.89%

NM — Not meaningful.

Interest income for 2022 second quarter was $386.3 million, an increase of $138.7 million, or 56.1% compared to the same period in the prior year. To provide context, interest expense for 2022 second quarter increased by 129.5% compared to the same period in the prior year.

For 2022 second quarter compared to 2021 second quarter, interest revenues increased $154.6 million from yield (rate) increase and while decreasing $15.9 million due to lower balance sheet earning assets (primarily the decrease in volume of advance business).

Aggregate yield earned on earning assets in 2022 second quarter was 136 basis points, compared to 80 basis points in 2021 second quarter.

Interest income in the 2022 year-to-date period was $608.7 million, an increase of $78.9 million, or 14.9% compared to the same period in the prior year. To provide context, interest expense increased by 49.0% compared to the year-to-date period in the prior year.

Aggregate yield earned on earning assets in 2022 year-to-date period was 110 basis points, compared to 82 basis points in the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by 91.1% in 2022 second quarter, compared to the same period in the prior year.

Advances average balances were $74.8 billion in 2022 second quarter, compared to $87.0 billion in 2021 second quarter.

As compared to 2021 second quarter, higher market rates resulted in a favorable impact of $132.1 million and lower advances balances in 2022 second quarter resulted in an unfavorable impact of $19.5 million on interest income from advances, for a net increase of $112.5 million in advances interest income. Advances yielded 127 basis points in 2022 second quarter, increased from 57 basis points in 2021 second quarter. Prepayment fee recorded in Interest income from advances was $1.2 million in 2022 second quarter, down from $4.0 million in 2021 second quarter.

On a year-to-date basis, interest income from advances increased by 32.5%. Volume, as measured by average balances, was down in the current year period. Volume related decrease in interest revenues was offset by rate related increases in interest revenues. Average transaction volume of advance business was $73.2 billion at an aggregate yield of 96 basis points in the 2022 period, compared to an average transaction volume of $88.7 billion at an aggregate yield of 60 basis points in the 2021 period.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from investing in highly-liquid portfolios of investments to meet liquidity regulatory requirements. Interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher average rates in the second quarter of 2022 compared to the same period in 2021. Investments in federal funds and repurchase agreements yielded 76 basis points in aggregate in the second quarter of 2022, compared to 7 basis points in the same period in 2021. Interest income from fixed-rate U.S. Treasury securities was $22.4 million in the second quarter of 2022, down from $27.7 million in the same period in 2021 due to lower average invested balances; yields declined to 112 basis points, compared to 135 basis points in the second quarter of 2021. The lower yields on the fixed-rate securities reflected lower yields on new acquisitions. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purpose.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher average rates. Investments in federal funds and repurchase agreements yielded 43 basis points in aggregate in the year-to-date period of 2022, compared to 8 basis points in the same period in 2021. Interest income from fixed-rate U.S. Treasury securities was $37.8 million in the year-to-date period of 2022, down from $68.4 million in the same period in 2021 due to lower average invested balances; yields declined to 104 basis points, compared to 144 basis points in the year-to-date period of 2021.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by 44.3% in the second quarter of 2022 compared to the same period in prior year. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our holdings of LIBOR-indexed instruments. Until GSE-issued floating-rate SOFR-indexed MBS become widely traded, we will likely continue to see declining balances of variable-rate MBS.

Interest income from fixed-rate MBS increased in the second quarter of 2022 compared to the same period in the prior year due to an increase of average outstanding balance to $12.2 billion in the second quarter of 2022, compared to $10.8 billion in the same period in the prior year. This was offset by lower aggregate yield, which was 247 basis points in the second quarter of 2022, down from 258 basis points in the same period in the prior year.

In the second quarter of 2022, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net loss of $5.6 million in the second quarter of 2022, compared to a net loss of $3.8 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $16.7 million for the three months ended June 30, 2022, compared to $17.6 million in the same period in the prior year. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 303 basis points in the three months ended June 30, 2022, compared to 271 basis points in the same period last year. In the rising interest rate environment, we are observing lower levels of prepayments, causing slower amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.3 million in the three months ended June 30, 2022, compared to net amortization of $3.4 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

Interest income from mortgage loans was $33.0 million for the six months ended June 30, 2022, compared to $36.8 million in the same period in the prior year. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 298 basis points in the six months ended June 30, 2022, compared to 274 basis points in the same period last year. While we continue to observe mortgage loans prepaying, this trend is abating as interest rates are rising. Net amortization expense was $3.1 million in the six months ended June 30, 2022, compared to net amortization of $7.1 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment

As noted in the audited financial statements under Note 1. Critical Accounting Policies and Estimates, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in March 2021. At June 30, 2022, mortgage loans under MAP were $182.9 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Interest Expense
Consolidated obligations bonds
Fixed	$144,130	$87,171	65.34%	$223,687	$176,468	26.76%
Floating	13,792	1,698	NM	16,328	6,367	NM
Consolidated obligations discount notes	79,097	15,385	NM	97,024	44,997	NM
Deposits	1,654	69	NM	1,826	175	NM
Mandatorily redeemable capital stock	765	28	NM	891	62	NM
Cash collateral held and other borrowings	116	18	NM	118	37	NM

Total interest expense	$239,554	$104,369	129.53%	$339,874	$228,106	49.00%

NM - Not meaningful.

Interest expense in 2022 second quarter was $239.6 million, an increase of 129.5% from 2021 second quarter, comparatively, interest income in 2022 second quarter increased by 56.1% from 2021 second quarter.

The increase in interest expense was primarily driven by higher yields. Rate-related increase in funding expense was $154.0 million, due to volatility in rates in the bond markets; volume-related decline in funding expense was $18.8 million in 2022 second quarter compared to 2021 second quarter. Aggregate yield paid on total funding in 2022 second quarter was 91 basis points, compared to 36 basis points in the same period prior year. Interest expense increases were partially offset by volume-related declines in funding expense of $18.8 million in parallel with funding a lower balance sheet.

Interest expense in the 2022 year-to-date period was $339.9 million, an increase of 49.0% compared to the same period in the prior year. To provide context, interest income increased by 14.9% compared to the year-to-date period in the prior year.

Rate-related increase in funding expense was $150.2 million in line with the increase in interest rates in the bond markets; volume-related decline in funding expense was $38.4 million in parallel with the funding of a lower balance sheet in the 2022 year-to-date period compared to the same period in 2021.

We have maintained the same strategic approach to our liability mix when compared to the year-to-date period in the prior year. In the 2022 year-to-date period, 45.1% of average earning assets were funded by fixed-rate CO bonds and 6.4% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 46.1% of earning assets and floating-rate CO bonds funded 6.7% of earning assets.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 9.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.

Allowance for Credit Losses — 2022 Periods Compared to 2021 Periods

We recorded net reversal of $58.8 thousand and $129.1 thousand in the three and six months ended June 30, 2022 compared to net reversal of $1.6 million and $2.9 million in the same periods in the prior year against our mortgage loan portfolio. We also recorded de minimis amount of net reversal against our investment portfolio in the three and six months ended June 30, 2022 and the same periods in the prior year.

Analysis of Non-Interest Income (Loss) — 2022 Periods Compared to 2021 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Other income (loss):
Service fees and other (a)	$3,864	$4,427	$8,359	$8,559
Instruments held under the fair value option gains (losses) (b)	36,783	3,871	117,429	3,933
Derivative gains (losses) (c)	48,229	3,918	117,245	(391)
Trading securities gains (losses) (d)	(93,717)	(26,380)	(257,030)	(61,183)
Equity investments gains (losses) (e)	(10,388)	4,539	(16,189)	6,839
Litigation settlement	—	—	2,202	—
Losses from extinguishment of debt	(99)	—	(99)	—
Total other income (loss)	$(15,328)	$(9,625)	$(28,083)	$(42,243)

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit was $3.4 million in the second quarter of the current year compared to $4.6 million in the same period in the prior year. On a year-to-date basis through June 30, Service fees earned on financial letters of credit were $7.7 million in the current year, compared to $9.0 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(88,890)	$(26,380)	$(252,203)	$(61,183)
Net realized gains (losses) on trading securities sold/matured during the period	(4,827)	—	(4,827)	—
Net gains (losses) on trading securities	$(93,717)	$(26,380)	$(257,030)	$(61,183)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Notional amounts of securities were higher in the current year period, $8.1 billion at June 30, 2022, compared to $5.9 billion at December 31, 2021.

Other income (loss) — Derivatives and Hedging Activities — 2022 Periods Compared to 2021 Periods

For derivatives that are not designated in hedge qualifying relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$84,471	$22,876	$235,230	$50,286
Caps or floors	53	(2)	448	25
Mortgage delivery commitments	(217)	197	(669)	(216)
Swaps economically hedging instruments designated under FVO (b)	(37,685)	(237)	(112,786)	(2,975)
Accrued interest on derivatives in economic hedging relationships (c)	1,830	(18,919)	(4,748)	(47,529)
Net gains (losses) related to derivatives not designated as hedging instruments	$48,452	$3,915	$117,475	$(409)
Price alignment interest paid on variation margin	(223)	3	(230)	18
Net gains (losses) on derivatives and hedging activities	$48,229	$3,918	$117,245	$(391)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $92.9 million in the second quarter of 2022, compared to fair value gains of $23.5 million in the second quarter of 2021. In the year-to-date period ended June 30, 2022 fair value gains of $247.9 million were recorded compared to fair value gains of $56.8 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2022 Periods Compared to 2021 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
		Percentage of		Percentage
	2022	Total	2021	of Total
Operating Expenses (a)
Occupancy	$2,017	11.55%	$2,290	12.60%
Depreciation and leasehold amortization	4,304	24.65	3,035	16.70
All others (b)	11,139	63.80	12,846	70.70
Total Operating Expenses	$17,460	100.00%	$18,171	100.00%
Total Compensation and Benefits	$21,573		$23,153
Finance Agency and Office of Finance (c)	$5,110		$5,386
Other expenses (d)	$2,417		$5,493

	Six months ended June 30,
		Percentage of		Percentage of
	2022	Total	2021	Total
Operating Expenses (a)
Occupancy	$4,165	13.02%	$4,492	13.86%
Depreciation and leasehold amortization	8,476	26.49	6,069	18.72
All others (b)	19,350	60.49	21,857	67.42
Total Operating Expenses	$31,991	100.00%	$32,418	100.00%

Total Compensation and Benefits	$44,905		$47,480
Finance Agency and Office of Finance (c)	$10,822		$11,006
Other expenses (d)	$4,864		$8,268

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2022 Periods Compared to 2021 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$137,261	$152,176	$137,638	$148,827
Additions from current period's assessments	8,566	8,304	14,917	16,331
Net disbursements for grants and programs	(14,044)	(7,957)	(20,772)	(12,635)
Ending balance	$131,783	$152,523	$131,783	$152,523

AHP assessments allocated from net income totaled $8.6 million in the second quarter of the current year, compared to $8.3 million for same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $14.9 million for the current period and $16.3 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

Certain legislative and regulatory actions and developments are summarized in this section.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, the Financial Industries Regulatory Authority (FINRA) filed a proposed rule with the SEC that will further extend the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, the Bank may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose the Bank to credit risk from its counterparties to such transactions.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022, the Board of Governors of the Federal Reserve System (FRB) published in the Federal Register a proposed rule with a comment deadline of August 29, 2022, intended to implement the Adjustable Interest Rate (LIBOR) Act. The rule if adopted in its proposed form would provide default rules for certain contracts (covered contracts) that reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The proposed rule identifies separate FRB-selected replacement rates for derivative transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. We are studying the proposed rule to determine if it will, once finalized, have a material impact on our financial condition or results of operations.

FHFA Director’s Testimony to the House Financial Services Committee on a Planned Review of the FHLBank System. On July 20, 2022, FHFA Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services indicating that the FHFA intends to conduct a public policy review of the FHLBank System. Director Thompson’s testimony indicated that the FHFA plans to engage a variety of stakeholders, in addition to holding public listening sessions throughout the country, as part of the review. The Director’s testimony also indicated that the review would examine a wide breadth of matters.  We are unable to determine at this time what actions, if any, may be implemented as a result of the FHFA’s review, or the potential impact of any such actions on the Bank or the FHLBank System.

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

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure. Historically the index concentration was 1- or 3-month LIBOR driven; however, as the Bank strategizes to address LIBOR cessation, SOFR has become the dominant index utilized by the Bank. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio including: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, liquidity risk and funding risk. These varied risks are controlled by monitoring IRR measures including re-pricing gaps, duration of equity (DOE), value at risk (VaR), net interest income (NII) at risk, key rate durations (KRD) and forecasted dividend rate sensitivities.

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2021 based on an anticipated market condition for 2022. Management believes that the reported metrics below (except for income simulation) in the near term are limited because the model establishes a hard floor for the rate at near zero and the model therefore does not fully capture the resulting downward shocks in rates. The Bank is including these metrics as of June 30, 2022 for completeness and comparative purposes. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +4.0 years to -5.0 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -17.5 percent change under the +200bps shock compared to the rates in the unchanged case. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the unchanged case. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allowed for negative rates. Given the rising rate environment, the Bank will be generating income sensitivity to larger down rate scenarios in the future.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. The base case DOE takes into account the current low level of rates. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2022	-0.43	-1.18	-1.02	0.41
March 31, 2022	-0.62	-0.38	-1.31	0.52
December 31, 2021	-1.58	1.94	-1.50	0.09
September 30, 2021	-1.33	1.84	-0.70	0.34
June 30, 2021	-1.69	1.36	-0.91	-0.22

The DOE has remained within policy limits. When market interest rates were very low, the -100/200bps scenarios imposed a near zero rate condition and produced results that Bank management did not consider meaningful given the current low-rate market environment.

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

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We analyze open key rate duration exposure across maturity buckets while also performing a more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. We observe the differences over various horizons and have set a 10 percent limit on asset on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year
Re-pricing Gap
June 30, 2022	$5.435 Billion
March 31, 2022	$4.858 Billion
December 31, 2021	$4.563 Billion
September 30, 2021	$4.812 Billion
June 30, 2021	$5.128 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the forward rate scenario. Given the rising rate environment, the Bank will be generating income sensitivity to larger down rate scenarios in the future.

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
June 30, 2022	N/A	N/A	-3.96%
March 31, 2022	N/A	N/A	-6.39%
December 31, 2021	N/A	N/A	10.07%
September 30, 2021	N/A	N/A	5.39%
June 30, 2021	N/A	N/A	14.80%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. In low rate environments, management believes that the reported metrics below are less meaningful because the model establishes a hard floor for the rate at near zero. As of June 30, 2022, the model limitation is only applicable for the -200bps shock, given the recent rise in rates. The Bank is including these metrics as of June 30, 2022 for completeness and comparative purposes. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
June 30, 2022	-1.85%	-0.74%	-0.12%
March 31, 2022	-1.48%	-0.84%	0.03%
December 31, 2021	1.48%	-1.49%	1.19%
September 30, 2021	0.34%	-1.04%	0.75%
June 30, 2021	0.15%	-0.99%	1.88%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps (in millions):

	Interest Rate Sensitivity
	June 30, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,897	$107	$421	$330	$1,199
MBS investments	3,099	377	1,494	2,341	7,806
Swaps hedging MBS	3,626	—	—	(50)	(3,576)
Adjustable-rate loans and advances	16,420	—	—	—	—
Net investments, adjustable rate loans and advances	34,042	484	1,915	2,621	5,429

Liquidity trading portfolio	1,254	2,531	399	1,850	1,946
Swaps hedging investments	6,851	(2,525)	(400)	(1,955)	(1,971)
Net liquidity trading portfolio	8,105	6	(1)	(105)	(25)

Fixed-rate loans and advances	29,546	5,900	15,182	5,112	8,945
Swaps hedging fixed-rate advances	33,337	(5,408)	(14,035)	(4,968)	(8,926)
Net fixed-rate loans and advances	62,883	492	1,147	144	19

Total interest-earning assets	$105,030	$982	$3,061	$2,660	$5,423

Interest-bearing liabilities:
Deposits	$1,474	$—	$—	$—	$—

Discount notes	47,582	1,996	—	—	—
Swaps hedging discount notes	168	(1,776)	209	572	827
Net discount notes	47,750	220	209	572	827

Consolidated Obligation Bonds
FHLBank bonds	12,950	5,185	18,543	16,292	6,046
Swaps hedging bonds	36,842	(3,844)	(15,900)	(14,545)	(2,553)
Net FHLBank bonds	49,792	1,341	2,643	1,747	3,493

Total interest-bearing liabilities	$99,016	$1,561	$2,852	$2,319	$4,320
Post hedge gaps (a):
Periodic gap	$6,014	$(579)	$209	$341	$1,103
Cumulative gaps	$6,014	$5,435	$5,644	$5,985	$7,088

	Interest Rate Sensitivity
	December 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,525	$192	$518	$351	$1,042
MBS investments	3,283	602	1,609	2,107	6,977
Swaps hedging MBS	2,859	—	—	(50)	(2,809)
Adjustable-rate loans and advances	7,470	—	—	—	—
Net investments, adjustable rate loans and advances	24,137	794	2,127	2,408	5,210

Liquidity trading portfolio	1,154	1,358	1,499	—	1,824
Swaps hedging investments	4,696	(1,350)	(1,500)	—	(1,846)
Net liquidity trading portfolio	5,850	8	(1)	—	(22)

Fixed-rate loans and advances	30,222	3,126	13,850	6,001	10,546
Swaps hedging fixed-rate advances	31,323	(2,732)	(12,333)	(5,733)	(10,525)
Net fixed-rate loans and advances	61,545	394	1,517	268	21

Total interest-earning assets	$91,532	$1,196	$3,643	$2,676	$5,209

Interest-bearing liabilities:
Deposits	$1,283	$—	$—	$—	$—

Discount notes	39,887	2,310	—	—	—
Swaps hedging discount notes	702	(2,310)	90	550	968
Net discount notes	40,589	—	90	550	968

Consolidated Obligation Bonds
FHLBank bonds	16,390	5,115	12,364	13,978	6,926
Swaps hedging bonds	28,360	(3,572)	(9,179)	(12,287)	(3,322)
Net FHLBank bonds	44,750	1,543	3,185	1,691	3,604

Total interest-bearing liabilities	$86,622	$1,543	$3,275	$2,241	$4,572
Post hedge gaps (a):
Periodic gap	$4,910	$(347)	$368	$435	$637
Cumulative gaps	$4,910	$4,563	$4,931	$5,366	$6,003

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2022. Based on this evaluation, they concluded that as of June 30, 2022, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K	6/24/2022
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: August 11, 2022