Form 10-Q
period 2022-09-30
Federal Home Loan Bank of New York
filed 2022-11-10
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2022 was 55,695,326.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks (Note 3)	$21,331	$21,653
Interest-bearing deposits (Note 4)	825,000	675,000
Securities purchased under agreements to resell (Note 4)	—	1,200,000
Federal funds sold (Note 4)	10,400,000	7,230,000
Trading securities (Note 5) (Includes $571,641 pledged as collateral at September 30, 2022 and $367,110 at December 31, 2021)	7,831,926	5,821,380
Equity Investments (Note 6)	75,767	96,124
Available-for-sale securities, amortized cost of $7,070,604 at September 30, 2022 and $6,391,584 at December 31, 2021 (Note 7)	6,823,561	6,547,421
Held-to-maturity securities, net of allowance for credit losses of $316 at September 30, 2022 and $340 at December 31, 2021 (Note 8) (Includes $2,202 pledged as collateral at September 30, 2022 and $2,453 at December 31, 2021)	9,557,304	9,328,665
Advances (Note 9) (Includes $0 at September 30, 2022 and December 31, 2021 at fair value under the fair value option)	91,870,505	71,536,402
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,711 at September 30, 2022 and $2,135 at December 31, 2021 (Note 10)	2,136,432	2,319,864
Accrued interest receivable	270,063	123,258
Premises, software, and equipment	77,433	83,815
Operating lease right-of-use assets (Note 19)	61,676	65,624
Derivative assets (Note 17)	172,706	297,504
Other assets	6,479	11,632
Total assets	$130,130,183	$105,358,342

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,102,215	$1,283,072
Non-interest-bearing demand	12,474	38,166
Total deposits	1,114,689	1,321,238

Consolidated obligations, net (Note 12)
Bonds (Includes $3,943,103 at September 30, 2022 and $7,386,074 at December 31, 2021 at fair value under the fair value option)	72,174,319	54,829,401
Discount notes (Includes $0 at September 30, 2022 and December 31, 2021 at fair value under the fair value option)	49,029,855	42,197,259
Total consolidated obligations	121,204,174	97,026,660

Mandatorily redeemable capital stock (Note 14)	10,753	1,959

Accrued interest payable	251,102	126,990
Affordable Housing Program (Note 13)	124,609	137,638
Derivative liabilities (Note 17)	26,459	36,512
Other liabilities	141,148	182,466
Operating lease liabilities (Note 19)	74,788	79,026

Total liabilities	122,947,722	98,912,489

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 53,306 at September 30, 2022 and 45,008 at December 31, 2021	5,330,611	4,500,785
Retained earnings
Unrestricted	1,148,628	1,103,585
Restricted (Note 14)	879,963	827,380
Total retained earnings	2,028,591	1,930,965
Total accumulated other comprehensive income (loss)	(176,741)	14,103
Total capital	7,182,461	6,445,853
Total liabilities and capital	$130,130,183	$105,358,342

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Advances, net (Note 9)	$565,508	$116,229	$914,365	$379,624
Interest-bearing deposits (Note 4)	12,348	311	16,705	908
Securities purchased under agreements to resell (Note 4)	135	9	156	485
Federal funds sold (Note 4)	69,375	2,825	93,454	6,989
Trading securities (Note 5)	25,581	16,871	63,334	85,249
Available-for-sale securities (Note 7)	49,631	18,346	100,821	50,511
Held-to-maturity securities (Note 8)	67,167	55,606	176,475	179,479
Mortgage loans held-for-portfolio (Note 10)	16,461	17,206	49,499	53,966
Loans to other FHLBanks (Note 20)	156	—	228	1

Total interest income	806,362	227,403	1,415,037	757,212

Interest expense
Consolidated obligation bonds (Note 12)	379,553	84,488	619,568	267,323
Consolidated obligation discount notes (Note 12)	253,400	14,593	350,424	59,590
Deposits (Note 11)	4,538	116	6,364	291
Mandatorily redeemable capital stock (Note 14)	271	25	1,162	87
Cash collateral held and other borrowings	47	4	165	41

Total interest expense	637,809	99,226	977,683	327,332

Net interest income before provision for credit losses	168,553	128,177	437,354	429,880

Provision (Reversal) for credit losses	(271)	(1,652)	(417)	(4,609)

Net interest income after provision for credit losses	168,824	129,829	437,771	434,489

Other income (loss)
Service fees and other	4,271	4,334	12,630	12,893
Instruments held under the fair value option gains (losses) (Note 18)	96,734	315	214,163	4,248
Derivative gains (losses) (Note 17)	78,161	3,263	195,406	2,872
Trading securities gains (losses) (Note 5)	(151,188)	(16,115)	(408,218)	(77,298)
Equity investments gains (losses) (Note 6)	(4,015)	(482)	(20,204)	6,357
Litigation settlement	—	33	2,202	33
Losses from extinguishment of debt	—	—	(99)	—

Total other income (loss)	23,963	(8,652)	(4,120)	(50,895)

Other expenses
Operating	19,185	16,943	51,176	49,361
Compensation and benefits	21,963	23,275	66,868	70,755
Finance Agency and Office of Finance	5,259	5,514	16,081	16,520
Other expenses	2,406	2,323	7,270	10,591

Total other expenses	48,813	48,055	141,395	147,227

Income before assessments	143,974	73,122	292,256	236,367

Affordable Housing Program Assessments (Note 13)	14,425	7,314	29,342	23,645

Net income	$129,549	$65,808	$262,914	$212,722

Basic earnings per share (Note 15)	$2.61	$1.41	$5.52	$4.21

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Income	$129,549	$65,808	$262,914	$212,722
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(322,694)	(38,820)	(968,702)	(104,131)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	—
Reclassification of non-credit portion included in net income	—	—	—	—
Accretion of non-credit portion	115	355	506	2,874
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	115	355	506	2,874
Net change due to hedging activities
Cash flow hedges (a)	74,571	16,309	210,192	82,378
Fair value hedges (b)	210,016	22,022	565,822	64,832
Total net change due to hedging activities	284,587	38,331	776,014	147,210
Net change in pension and postretirement benefits	446	4,788	1,338	8,091
Total other comprehensive income (loss)	(37,546)	4,654	(190,844)	54,044
Total comprehensive income (loss)	$92,003	$70,462	$72,070	$266,766

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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2022 and 2021

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2021	48,673	$4,867,291	$1,119,935	$803,658	$1,923,593	$29,643	$6,820,527

Proceeds from issuance of capital stock	5,327	532,698	—	—	—	—	532,698
Repurchase/redemption of capital stock	(9,529)	(952,865)	—	—	—	—	(952,865)
Cash dividends ($1.14 per share) on capital stock	—	—	(59,468)	—	(59,468)	—	(59,468)
Comprehensive income (loss)	—	—	52,646	13,162	65,808	4,654	70,462
Balance, September 30, 2021	44,471	$4,447,124	$1,113,113	$816,820	$1,929,933	$34,297	$6,411,354

Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

Proceeds from issuance of capital stock	20,379	2,037,959	—	—	—	—	2,037,959
Repurchase/redemption of capital stock	(16,434)	(1,643,430)	—	—	—	—	(1,643,430)
Shares reclassified to mandatorily redeemable capital stock	(31)	(3,162)	—	—	—	—	(3,162)
Cash dividends ($1.37 per share) on capital stock	—	—	(63,776)	—	(63,776)	—	(63,776)
Comprehensive income (loss)	—	—	103,639	25,910	129,549	(37,546)	92,003
Balance, September 30, 2022	53,306	$5,330,611	$1,148,628	$879,963	$2,028,591	$(176,741)	$7,182,461

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	19,430	1,943,031	—	—	—	—	1,943,031
Repurchase/redemption of capital stock	(28,627)	(2,862,652)	—	—	—	—	(2,862,652)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($3.57 per share) on capital stock	—	—	(192,405)	—	(192,405)	—	(192,405)
Comprehensive income (loss)	—	—	170,177	42,545	212,722	54,044	266,766
Balance, September 30, 2021	44,471	$4,447,124	$1,113,113	$816,820	$1,929,933	$34,297	$6,411,354

Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	50,507	5,050,740	—	—	—	—	5,050,740
Repurchase/redemption of capital stock	(39,593)	(3,959,285)	—	—	—	—	(3,959,285)
Shares reclassified to mandatorily redeemable capital stock	(2,616)	(261,629)	—	—	—	—	(261,629)
Cash dividends ($3.64 per share) on capital stock	—	—	(165,288)	—	(165,288)	—	(165,288)
Comprehensive income (loss)	—	—	210,331	52,583	262,914	(190,844)	72,070
Balance, September 30, 2022	53,306	$5,330,611	$1,148,628	$879,963	$2,028,591	$(176,741)	$7,182,461

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021
Operating activities

Net Income	$262,914	$212,722

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	352,456	2,764
Concessions on consolidated obligations	1,851	2,457
Premises, software, and equipment	12,987	9,285
Provision (Reversal) for credit losses	(417)	(4,609)
Change in net fair value adjustments on derivatives and hedging activities (b)	1,345,213	391,552
Net realized and unrealized (gains) losses on trading securities	408,218	77,298
Change in fair value on Equity Investments	20,904	(3,821)
Change in fair value adjustments on financial instruments held at fair value	(214,163)	(4,248)
Losses from extinguishment of debt	99	—
Net change in:
Accrued interest receivable	(147,161)	68,909
Derivative assets due to accrued interest	(413,161)	30,507
Derivative liabilities due to accrued interest	393,114	(92,877)
Other assets	5,067	4,573
Affordable Housing Program liability	(13,029)	(4,024)
Accrued interest payable	124,112	7,278
Other liabilities	(13,403)	43
Total adjustments	1,862,687	485,087
Net cash provided by (used in) operating activities	$2,125,601	$697,809
Investing activities
Net change in:
Interest-bearing deposits	$(1,016,074)	$77,474
Securities purchased under agreements to resell	1,200,000	4,650,000
Federal funds sold	(3,170,000)	(2,348,000)
Deposits with other FHLBanks	(80)	11
Premises, software, and equipment	(6,605)	(13,415)
Trading securities:
Purchased	(4,617,549)	(2,412,758)
Repayments	1,405,000	9,682,153
Proceeds from sales	794,624	—
Equity Investments:
Purchased	(5,094)	(10,090)
Proceeds from sales	4,546	2,466
Available-for-sale securities:
Purchased	(1,574,267)	(889,263)
Repayments	319,270	131,431
Held-to-maturity securities:
Long-term securities
Purchased	(1,366,544)	(194,332)
Repayments	1,131,732	1,839,345
Advances:
Principal collected	624,025,008	293,707,453
Made	(646,401,490)	(272,889,999)
Mortgage loans held-for-portfolio:
Principal collected	235,420	627,228
Purchased	(57,198)	(152,000)
Proceeds from sales of REO	668	102
Net cash provided by (used in) investing activities	$(29,098,633)	$31,807,806

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021
Financing activities
Net change in:
Deposits and other borrowings	$(230,697)	$(388,243)
Derivative contracts with financing element	(496)	(2,320)
Consolidated obligation bonds:
Proceeds from issuance	42,859,039	44,016,429
Payments for maturing and early retirement	(23,043,771)	(52,134,214)
Payments on bonds (transferred to) or assumed from other FHLBanks (c)	—	173,984
Consolidated obligation discount notes:
Proceeds from issuance	583,949,985	467,348,752
Payments for maturing	(577,234,682)	(492,184,472)
Capital stock:
Proceeds from issuance of capital stock	5,050,740	1,943,031
Payments for repurchase/redemption of capital stock	(3,959,285)	(2,862,652)
Redemption of mandatorily redeemable capital stock	(252,835)	(906)
Cash dividends paid (d)	(165,288)	(192,405)
Net cash provided by (used in) financing activities	$26,972,710	$(34,283,016)
Net increase (decrease) in cash and due from banks	(322)	(1,777,401)
Cash and due from banks at beginning of the period (e)	21,653	1,896,155
Cash and due from banks at end of the period (e)	$21,331	$118,754

Supplemental disclosures:
Interest paid	$208,628	$463,257
Interest paid for Discount Notes (f)	$151,259	$62,406
Affordable Housing Program payments (g)	$42,371	$27,669
Transfers of mortgage loans to real estate owned	$232	$315
Capital stock subject to mandatory redemption reclassified from equity	$261,629	$85
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$—	$1,376,212
AFS HFA bonds were tendered and re-issued from LIBOR to SOFR index (i)	$—	$686,340

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the nine months ended September 30, 2022, compared to the same period of 2021 in parallel with greater usage of discount notes in the nine months ended September 30, 2022. As a result, the impact on operating cash flows was also larger in the nine months ended September 30, 2022.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the nine months ended September 30, 2022, derivatives and hedging activities provided $1.3 billion in cash flows; in the nine months ended September 30, 2021, derivatives and hedging activities provided $391.6 million in cash flows.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes, is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals (beginning accrual - ending accrual) plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to-maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the LIBOR to SOFR index.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee-based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at September 30, 2022 and December 31, 2021. There were no restricted cash balances at September 30, 2022 and December 31, 2021.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at September 30, 2022 and deposits of $30.4 million at December 31, 2021. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $0.8 billion at September 30, 2022 and $0.7 billion at December 31, 2021. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at September 30, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $10.4 billion at September 30, 2022 and $7.2 billion at December 31, 2021 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at September 30, 2022 and December 31, 2021. Accrued interest receivables were de minimis, and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Securities purchased under agreements to resell — There were no outstanding Securities purchased under agreements to resell at September 30, 2022. At December 31, 2021, Securities purchased under agreements to resell were recorded at amortized cost basis of $1.2 billion. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were de minimis and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell averaged $28.3 million and $23.1 million for the three and nine months ended September 30, 2022, respectively. For the twelve months ended December 31, 2021, transaction balances averaged $0.6 billion. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at September 30, 2022 and December 31, 2021.

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at September 30, 2022 and December 31, 2021 (in thousands):

Fair value	September 30, 2022	December 31, 2021
U.S. Treasury notes	$7,831,926	$5,821,380
Total trading securities	$7,831,926	$5,821,380

The carrying values of trading securities included net unrealized fair value loss of $417.2 million at September 30, 2022 and loss of $13.8 million at December 31, 2021. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $571.6 million at September 30, 2022 and $367.1 million at December 31, 2021 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2022
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$3,876,332	$2,260,858	$1,694,736	$7,831,926
Total trading securities	$3,876,332	$2,260,858	$1,694,736	$7,831,926
Yield on trading securities	1.13%	1.36%	1.15%

	December 31, 2021
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Total trading securities	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Yield on trading securities	1.27%	1.32%	1.32%

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$3,365	$—	$—	$3,365
Equity funds	41,328	11,020	(7,821)	44,527
Fixed income funds	33,046	142	(5,313)	27,875
Total Equity Investments (a)	$77,739	$11,162	$(13,134)	$75,767

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$3,261	$—	$—	$3,261
Equity funds	41,228	21,342	(2,425)	60,145
Fixed income funds	32,703	415	(400)	32,718
Total Equity Investments (a)	$77,192	$21,757	$(2,825)	$96,124

(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for supplemental unfunded pension plans. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(4,395)	$(1,545)	$(20,904)	$3,821
Net gains (losses) recognized during the period on equity investments sold during the period	—	713	(265)	1,434
Net dividend and other	380	350	965	1,102
Net gains (losses) recognized during the period	$(4,015)	$(482)	$(20,204)	$6,357

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at September 30, 2022 and December 31, 2021.

The following tables provide major security types (in thousands):

	September 30, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,112,715	$1,239		$(26)		$1,113,928
Mortgage-backed securities
Floating
CMO	482,801	1,606		(968)		483,439
PASS THRU	4,243	61		(1)		4,303
Total Floating	487,044	1,667		(969)		487,742
Fixed
CMBS	6,067,334	—		(845,443)		5,221,891
Total Fixed	6,067,334	—		(845,443)		5,221,891
MBS AFS Before Hedging Adjustments	6,554,378	1,667	(a)	(846,412)	(a)	5,709,633
Hedging Basis Adjustments in AOCI	(596,489)	596,489	(b)	—		—
Total Available-for-sale securities (MBS)	5,957,889	598,156		(846,412)		5,709,633
Total Available-for-sale securities	$7,070,604	$599,395		$(846,438)		$6,823,561

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$167		$(50)		$998,637
Mortgage-backed securities
Floating
CMO	575,441	8,982		—		584,423
PASS THRU	4,896	215		—		5,111
Total Floating	580,337	9,197		—		589,534
Fixed
CMBS	4,843,394	171,731		(55,875)		4,959,250
Total Fixed	4,843,394	171,731		(55,875)		4,959,250
MBS AFS Before Hedging Adjustments	5,423,731	180,928	(a)	(55,875)	(a)	5,548,784
Hedging Basis Adjustments in AOCI	(30,667)	30,667	(b)	—		—
Total Available-for-sale securities (MBS)	5,393,064	211,595		(55,875)		5,548,784
Total Available-for-sale securities	$6,391,584	$211,762		$(55,925)		$6,547,421

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at September 30, 2022 recorded $596.5 million of hedge basis gains; at December 31, 2021, hedge basis gains of $30.7 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2022 and December 31, 2021, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations
Ginnie Mae-CMO	$3,614	$(18)	$—	$—	$3,614	$(18)
MBS-GSE
Fannie Mae-CMO	254,937	(791)	—	—	254,937	(791)
Fannie Mae-CMBS	435,347	(28,405)	—	—	435,347	(28,405)
Freddie Mac-CMO	45,751	(159)	—	—	45,751	(159)
Freddie Mac-CMBS	3,588,526	(492,568)	1,198,017	(324,470)	4,786,543	(817,038)
Fannie Mae-Pass Thru	375	(1)	—	—	375	(1)
Total MBS-GSE	4,324,936	(521,924)	1,198,017	(324,470)	5,522,953	(846,394)
Total MBS Temporarily Impaired	$4,328,550	$(521,942)	$1,198,017	$(324,470)	$5,526,567	$(846,412)
State and local housing finance agency obligations	1,474	(1)	16,874	(25)	18,348	(26)
Total Temporarily Impaired	$4,330,024	$(521,943)	$1,214,891	$(324,495)	$5,544,915	$(846,438)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
Total MBS-GSE	1,476,219	(23,442)	641,268	(32,433)	2,117,487	(55,875)
Total MBS Temporarily Impaired	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
State and local housing finance agency obligations	—	—	21,130	(50)	21,130	(50)
Total Temporarily Impaired	$1,476,219	$(23,442)	$662,398	$(32,483)	$2,138,617	$(55,925)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,475	$1,474	$—	$—
Due after one year through five years	16,900	16,875	21,180	21,130
Due after ten years	1,094,340	1,095,579	977,340	977,507
State and local housing finance agency obligations	$1,112,715	$1,113,928	$998,520	$998,637

Mortgage-backed securities
Due in one year or less	$33	$33	$—	$—
Due after one year through five years	1,059,065	999,846	875,385	917,150
Due after five year through ten years	3,937,025	3,788,338	3,591,533	3,696,985
Due after ten years	961,766	921,416	926,146	934,649
Mortgage-backed securities	$5,957,889	$5,709,633	$5,393,064	$5,548,784
Total Available-for-Sale securities	$7,070,604	$6,823,561	$6,391,584	$6,547,421

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized premiums of $28.6 million and $79.9 million at September 30, 2022 and December 31, 2021, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$482,801	$483,439	$575,441	$584,423
PASS THRU	4,243	4,303	4,896	5,111
Total Floating	487,044	487,742	580,337	589,534
Fixed
CMBS	5,470,845	5,221,891	4,812,727	4,959,250
Total Fixed	5,470,845	5,221,891	4,812,727	4,959,250
Total Mortgage-backed securities	5,957,889	5,709,633	5,393,064	5,548,784
State and local housing finance agency obligations
Floating	1,112,715	1,113,928	998,520	998,637
Total Available-for-Sale securities	$7,070,604	$6,823,561	$6,391,584	$6,547,421

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$27,537	$—	$—	$27,537	$206	$(34)	$27,709
Freddie Mac	4,707	—	—	4,707	100	—	4,807
Total pools of mortgages	32,244	—	—	32,244	306	(34)	32,516

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	224,242	—	—	224,242	—	(4,588)	219,654
Freddie Mac	258,989	—	—	258,989	51	(2,821)	256,219
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	483,231	—	—	483,231	51	(7,409)	475,873

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,141,173	—	—	1,141,173	—	(21,916)	1,119,257
Freddie Mac	7,668,365	—	—	7,668,365	—	(419,304)	7,249,061
Total commercial mortgage-backed securities	8,809,538	—	—	8,809,538	—	(441,220)	8,368,318

Non-GSE MBS (c)
CMOs/REMICs	2,748	(205)	(239)	2,304	—	(340)	1,964

Asset-Backed Securities (c)
Manufactured housing (insured)	14,830	—	—	14,830	334	—	15,164
Home equity loans (insured)	28,133	—	(325)	27,808	4,031	(419)	31,420
Home equity loans (uninsured)	7,181	—	(516)	6,665	689	(75)	7,279
Total asset-backed securities	50,144	—	(841)	49,303	5,054	(494)	53,863
Total MBS	9,377,905	(205)	(1,080)	9,376,620	5,411	(449,497)	8,932,534

Other
State and local housing finance agency obligations	180,795	(111)	—	180,684	2	(14,169)	166,517
Total Held-to-maturity securities	$9,558,700	$(316)	$(1,080)	$9,557,304	$5,413	$(463,666)	$9,099,051

	December 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$33,128	$—	$—	$33,128	$4,086	$—	$37,214
Freddie Mac	5,478	—	—	5,478	712	—	6,190
Total pools of mortgages	38,606	—	—	38,606	4,798	—	43,404

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	300,442	—	—	300,442	2,338	(144)	302,636
Freddie Mac	322,186	—	—	322,186	3,066	(22)	325,230
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	622,628	—	—	622,628	5,404	(166)	627,866

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,301,041	—	—	1,301,041	22,166	(159)	1,323,048
Freddie Mac	7,117,953	—	—	7,117,953	339,409	(6,461)	7,450,901
Total commercial mortgage-backed securities	8,418,994	—	—	8,418,994	361,575	(6,620)	8,773,949

Non-GSE MBS(c)
CMOs/REMICs	2,978	(226)	(261)	2,491	35	(51)	2,475

Asset-Backed Securities(c)
Manufactured housing (insured)	18,484	—	—	18,484	498	—	18,982
Home equity loans (insured)	32,519	—	(374)	32,145	6,187	—	38,332
Home equity loans (uninsured)	11,382	—	(951)	10,431	1,286	(84)	11,633
Total asset-backed securities	62,385	—	(1,325)	61,060	7,971	(84)	68,947
Total MBS	9,145,591	(226)	(1,586)	9,143,779	379,783	(6,921)	9,516,641

Other
State and local housing finance agency obligations	185,000	(114)	—	184,886	16	(17,269)	167,633
Total Held-to-maturity securities	$9,330,591	$(340)	$(1,586)	$9,328,665	$379,799	$(24,190)	$9,684,274

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multifamily apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.2 million at September 30, 2022 and $2.5 million at December 31, 2021, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 200 and 24 at September 30, 2022 and December 31, 2021, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency bonds reported gross unrecognized losses of $14.2 million at September 30, 2022 and $17.3 million at December 31, 2021. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in an unrealized loss position were six in HTM portfolio and two in AFS portfolio at September 30, 2022, compared to five in HTM portfolio and two in AFS portfolio at December 31, 2021. Probability default analysis at September 30, 2022 recorded allowance of credit losses of $0.1 million, unchanged from December 31, 2021. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million were recorded at September 30, 2022, slightly lower than December 31, 2021. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2022, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 13 at September 30, 2022 and 8 at December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$585	$585	$1,085	$1,100
Due after one year through five years	1,355	1,353	1,560	1,550
Due after five years through ten years	3,670	3,537	100	100
Due after ten years	175,185	161,042	182,255	164,883
State and local housing finance agency obligations	$180,795	$166,517	$185,000	$167,633

Mortgage-backed securities
Due in one year or less	$519,762	$517,378	$622,150	$627,027
Due after one year through five years	4,181,252	4,032,033	3,244,996	3,338,703
Due after five years through ten years	3,948,758	3,679,158	4,411,317	4,670,692
Due after ten years	728,133	703,965	867,128	880,219
Mortgage-backed securities	$9,377,905	$8,932,534	$9,145,591	$9,516,641
Total Held-to-Maturity Securities	$9,558,700	$9,099,051	$9,330,591	$9,684,274

(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $15.1 million at September 30, 2022 and net unamortized premiums of $45.7 million at December 31, 2021 and before adjustments for allowance for credit losses.

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2022			December 31, 2021
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$15	—%	—%	$—	—%	—%
Due in one year or less	58,871,583	1.89	62.90	39,102,862	0.64	54.91
Due after one year through two years	13,908,804	1.35	14.86	8,417,861	1.52	11.82
Due after two years through three years	5,715,659	1.60	6.11	5,986,412	1.35	8.41
Due after three years through four years	2,314,096	1.54	2.47	3,847,497	1.49	5.40
Due after four years through five years	3,542,863	2.61	3.79	2,366,939	1.41	3.32
Thereafter	9,238,629	2.66	9.87	11,493,595	1.82	16.14
Total par value	93,591,649	1.89%	100.00%	71,215,166	1.07%	100.00%
Advance discounts	(111)			(160)
Hedge valuation basis adjustments (b)	(1,721,033)			321,396
Total	$91,870,505			$71,536,402

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of September 30, 2022. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of September 30, 2022, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2022 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of September 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 39.7% and 41.4% of total advances at September 30, 2022 and December 31, 2021, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of September 30, 2022, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program — the Mortgage Asset Program (MAP). Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At September 30, 2022, mortgage loans under the MAP program were at carrying value of $208.0 million compared to $161.6 million at December 31, 2021.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$115,430	6.07%	$138,831	6.52%
Fixed long-term single-family mortgages	1,786,190	93.93	1,988,968	93.48
Total unpaid principal balance	$1,901,620	100.00%	$2,127,799	100.00%

Unamortized premiums	27,351		31,351
Unamortized discounts	(735)		(857)
Basis adjustment (b)	1,767		1,966
Total MPF loans amortized cost	$1,930,003		$2,160,259
MPF allowance for credit losses	(1,528)		(1,956)
MPF loans held-for-portfolio	$1,928,475		$2,158,303
MAP loans held-for-portfolio	207,957		161,561
Total mortgage loans held-for-portfolio at carrying value	$2,136,432		$2,319,864

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.2 million at September 30, 2022 and December 31, 2021. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million and $1.3 million for the three months and nine months ended September 30, 2022 and $0.5 million and $1.7 million for the same periods in the prior year. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $3.2 million at September 30, 2022 and $2.4 million at December 31, 2021.

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

Our allowance for credit loss of $1.7 million at September 30, 2022 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

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

Accrued interest receivable was $10.1 million at September 30, 2022 and $11.1 million at December 31, 2021. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at September 30, 2022 and December 31, 2021.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$1,975	$4,103	$2,135	$7,073
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	—	—	(31)	(50)
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(264)	(1,059)	(393)	(3,979)
Balance, at end of period	$1,711	$3,044	$1,711	$3,044

The following table presents risk elements and credit losses (dollars in thousands):

	September 30, 2022	December 31, 2021
Average loans outstanding during the period (a)	$2,177,291	$2,501,735
Mortgage loans held for portfolio (a)	2,104,560	2,284,541
Non-accrual loans (a)	8,498	12,294
Allowance for credit losses on mortgage loans held for portfolio	1,711	2,135
Net charge-offs	31	50

Ratio of net charge-offs to average loans outstanding during the period	0.001%	0.002%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.081%	0.093%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.404%	0.538%
Ratio of allowance for credit losses to non-accrual loans	20.134%	17.369%

(a)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	September 30, 2022	December 31, 2021
Total MPF Mortgage loans, carrying values net (a)	$1,928,475	$2,158,303
Non-performing MPF mortgage loans - Conventional (a)(b)	$8,498	$12,294
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,164	$6,612

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

				Three months ended	Nine months ended
	September 30, 2022			September 30, 2022	September 30, 2022

	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,120,101	$—	$1,135,704	$1,135,299	$1,194,172
With a related allowance	641,360	(1,528)	650,245	667,876	668,314
Total measured for impairment	$1,761,461	$(1,528)	$1,785,949	$1,803,175	$1,862,486

	December 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,329,019	$—	$1,348,056	$1,506,305
With a related allowance	640,788	(1,956)	649,531	779,346
Total measured for impairment	$1,969,807	$(1,956)	$1,997,587	$2,285,651

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2022 and for the twelve months ended December 31, 2021.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2022	December 31, 2021
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$1,761,461	$1,969,807
MPF Government-guaranteed or -insured mortgage loans	140,159	157,992
Total MPF loans - unpaid principal balance	$1,901,620	$2,127,799

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2022 and December 31, 2021.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$6,717	$2,527	$9,244
Past due 60 - 89 days	1,559	—	1,559
Past due 90 days or more	7,375	1,162	8,537
Total past due mortgage loans	15,651	3,689	19,340
Current MPF mortgage loans	971,711	796,667	1,768,378
Current MAP mortgage loans	—	207,665	207,665
Total conventional mortgage loans	$987,362	$1,008,021	$1,995,383

	December 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$6,458	$6,614	$13,072
Past due 60 - 89 days	1,386	1,100	2,486
Past due 90 days or more	11,066	1,288	12,354
Total past due mortgage loans	18,910	9,002	27,912
Current MPF mortgage loans	964,314	1,007,317	1,971,631
Current MAP mortgage loans	—	161,740	161,740
Total conventional mortgage loans	$983,224	$1,178,059	$2,161,283

Other Delinquency Statistics (dollars in thousands):

	September 30, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$3,897	$3,416	$7,313
Serious delinquency rate (b)	0.50%	3.84%	0.75%
Past due 90 days or more and still accruing interest	$—	$5,249	$5,249
Loans on non-accrual status	$8,537	$—	$8,537
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$4,883	$1,518	$6,401
Modified loans under MPF program	$—	$—	$—
Real estate owned (d)	$104	$—	$104

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$11,190	$4,053	$15,243
Serious delinquency rate (b)	0.95%	4.26%	1.19%
Past due 90 days or more and still accruing interest	$—	$6,684	$6,684
Loans on non-accrual status	$12,354	$—	$12,354
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$4,849	$778	$5,627
Modified loans under MPF program	$421	$—	$421
Real estate owned (d)	$357	$—	$357

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $1.1 billion at September 30, 2022 and $1.3 billion at December 31, 2021, a decrease of $206.5 million, or 15.6%, from December 31, 2021. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 98.9% and 97.1% of deposits at September 30, 2022 and December 31, 2021, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $1.1 billion for the period ended September 30, 2022 and $1.4 billion for the twelve months ended December 31, 2021. The annualized weighted-average interest rates paid on demand and overnight deposits were 0.80% for the nine months ended September 30, 2022 and 0.03% during the year ended December 31, 2021. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits in the first nine months of 2022. The average balances of term deposits were $0.2 million and the weighted-average interest rates paid on term deposits were 0.17% during the year ended December 31, 2021.

The following table summarizes deposits (in thousands):

	September 30, 2022	December 31, 2021
Interest-bearing deposits
Interest-bearing demand	$1,102,215	$1,283,072
Term (a)	—	—
Total interest-bearing deposits	1,102,215	1,283,072
Non-interest-bearing demand	12,474	38,166
Total deposits (b)	$1,114,689	$1,321,238

(a)	Term deposits were for periods of one year or less.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	September 30, 2022	Interest Rate (b)	December 31, 2021	Interest Rate (b)
Term deposits	$—	—%	$—	0.17%
Interest-bearing demand (a)	1,102,215	0.80	1,283,072	0.03
Total interest-bearing deposits	$1,102,215	0.80%	$1,283,072	0.03%
Non-interest-bearing demand	12,474		38,166
Total deposits	$1,114,689		$1,321,238

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	September 30, 2022	December 31, 2021

Consolidated obligation bonds-amortized cost	$74,400,686	$54,643,748
Hedge valuation basis adjustments	(2,125,652)	77,048
Hedge basis adjustments on de-designated hedges	117,677	125,091
FVO - valuation adjustments and accrued interest	(218,392)	(16,486)
Total Consolidated obligation bonds	$72,174,319	$54,829,401

Discount notes-amortized cost	$49,087,388	$42,197,683
Hedge value basis adjustments	(57,533)	(424)
Hedge basis adjustments on de-designated hedges	—	—
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$49,029,855	$42,197,259

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2022			December 31, 2021
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$26,692,465	2.49%	35.93%	$19,254,345	0.59%	35.32%
Over one year through two years	15,887,945	2.19	21.39	7,317,160	1.20	13.42
Over two years through three years	8,627,280	1.58	11.61	5,881,385	0.85	10.79
Over three years through four years	10,594,990	1.02	14.26	4,149,215	0.97	7.61
Over four years through five years	5,431,615	2.16	7.31	10,072,905	0.95	18.48
Thereafter	7,055,890	2.80	9.50	7,839,700	2.44	14.38
Total par value	74,290,185	2.12%	100.00%	54,514,710	1.06%	100.00%

Bond premiums (b)	136,193			152,601
Bond discounts (b)	(25,692)			(23,563)
Hedge valuation basis adjustments (c)	(2,125,652)			77,048
Hedge basis adjustments on de-designated hedges (d)	117,677			125,091
FVO (e) - valuation adjustments and accrued interest	(218,392)			(16,486)
Total Consolidated obligation-bonds	$72,174,319			$54,829,401

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$30,324,055	40.82%	$31,907,580	58.53%
Fixed-rate, callable	18,241,130	24.55	12,993,130	23.84
Step Up, callable	6,197,000	8.35	4,799,000	8.80
Floating rate, callable	1,265,000	1.70	1,265,000	2.32
Single-index floating rate	18,263,000	24.58	3,550,000	6.51
Total par value	$74,290,185	100.00%	$54,514,710	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Par value	$49,333,280	$42,204,430
Amortized cost	$49,087,388	$42,197,683
Hedge value basis adjustments (a)	(57,533)	(424)
Hedge basis adjustments on de-designated hedges (b)	—	—
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$49,029,855	$42,197,259
Weighted average interest rate	2.39%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at September 30, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$131,783	$152,523	$137,638	$148,827
Additions from current period’s assessments	14,425	7,314	29,342	23,645
Net disbursements for grants and programs	(21,599)	(15,034)	(42,371)	(27,669)
Ending balance	$124,609	$144,803	$124,609	$144,803

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $5.3 billion at September 30, 2022 and $4.5 billion at December 31, 2021.

Both Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

●	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY previously had a $100 million cap on membership stock per member. However, effective August 1, 2022, the maximum amount of membership capital stock purchase per member was reduced from $100 million to $50 million. As a result of this change, the Bank repurchased approximately $166 million in membership stock.
●	Activity based stock is issued on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount for advances and mortgage loans, and 12.5 bps for letter of credits. Excess activity-based capital stock is repurchased daily.

The FHLBNY is subject to risk-based capital rules of the Finance Agency, the regulator of the FHLBanks. Specifically, the FHLBNY is subject to three capital requirements under its capital plan. First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The FHLBNY’s capital plan does not provide for the issuance of Class A capital stock. The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements. Second, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio. Third, the FHLBNY must maintain at least a 5.0% leverage ratio at all times. The FHFA’s regulatory leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2022		December 31, 2021
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$879,367	$7,369,955	$844,115	$6,433,709
Total capital-to-asset ratio	4.00%	5.66%	4.00%	6.11%
Total capital (b)	$5,205,207	$7,369,955	$4,214,334	$6,433,709
Leverage ratio	5.00%	8.50%	5.00%	9.16%
Leverage capital (c)	$6,506,509	$11,054,933	$5,267,917	$9,650,563

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2022	December 31, 2021

Redemption less than one year	$6,225	$97
Redemption from one year to less than three years	2,386	226
Redemption from three years to less than five years	952	244
Redemption from five years or greater	1,190	1,392
Total	$10,753	$1,959

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Beginning balance	$8,117	$2,360	$1,959	$2,991
Capital stock subject to mandatory redemption reclassified from equity	3,162	—	261,629	85
Redemption of mandatorily redeemable capital stock (a)	(526)	(190)	(252,835)	(906)
Ending balance	$10,753	$2,170	$10,753	$2,170
Accrued interest payable (b)	$152	$26	$152	$26

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates was 5.50% for the three months ended September 30, 2022 and 4.60% in the same period in 2021. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $880.0 million and $827.4 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income	$129,549	$65,808	$262,914	$212,722
Net income available to stockholders	$129,549	$65,808	$262,914	$212,722
Weighted average shares of capital	49,795	46,700	47,879	50,525
Less: Mandatorily redeemable capital stock	(110)	(22)	(288)	(25)
Average number of shares of capital used to calculate earnings per share	49,685	46,678	47,591	50,500
Basic earnings per share	$2.61	$1.41	$5.52	$4.21

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Defined Benefit Plan	$2,350	$2,500	$7,050	$7,500
Benefit Equalization Plans (defined benefit and defined contribution)	2,318	2,847	5,800	9,113
Defined Contribution Plans	681	700	2,173	2,190
Postretirement Health Benefit Plan	78	76	233	229
Total retirement plan expenses	$5,427	$6,123	$15,256	$19,032

Benefit Equalization Plan (BEP)

The BEP restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations. The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method. Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals. The total liability is determined by projecting each person’s expected plan benefits. These projected benefits are then discounted to the measurement date. Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost). There were no plan assets, as this is an unfunded plan that has been designated for the BEP plan.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$619	$495	$1,858	$1,487
Interest cost	644	529	1,933	1,588
Amortization of unrecognized net loss	1,221	1,478	3,662	4,432
Amortization of unrecognized past service cost	52	175	156	523
Net periodic benefit cost - Defined Benefit BEP	2,536	2,677	7,609	8,030
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	(218)	170	(1,809)	1,083
Total	$2,318	$2,847	$5,800	$9,113

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost (benefits attributed to service during the period)	$11	$16	$34	$48
Interest cost on accumulated postretirement health benefit obligation	67	60	199	181
Net periodic postretirement health benefit expense/(income)	$78	$76	$233	$229

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2022	December 31, 2021
Interest rate contracts
Interest rate swaps	$165,638,057	$94,190,603
Interest rate caps	800,000	800,000
Mortgage delivery commitments	10,466	8,573
Total interest rate contracts notionals	$166,448,523	$94,999,176

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

	September 30, 2022		December 31, 2021
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$530,688	$2,062,803	$203,797	$719,892
Cleared derivatives	1,237,267	1,198,802	293,323	296,531
Total gross recognized amount	1,767,955	3,261,605	497,120	1,016,423
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(399,374)	(2,039,514)	(77,045)	(683,385)
Cleared derivatives	(1,195,877)	(1,195,877)	(122,585)	(296,531)
Total gross amounts of netting adjustments and cash collateral	(1,595,251)	(3,235,391)	(199,630)	(979,916)
Net amounts after offsetting adjustments and cash collateral	$172,704	$26,214	$297,490	$36,507

Uncleared derivatives	$131,314	$23,289	$126,752	$36,507
Cleared derivatives	41,390	2,925	170,738	—
Total net amounts after offsetting adjustments and cash collateral	$172,704	$26,214	$297,490	$36,507

Derivative instruments - not nettable
Uncleared derivatives (a)	$2	$245	$14	$5
Total derivative assets and total derivative liabilities
Uncleared derivatives	$131,316	$23,534	$126,766	$36,512
Cleared derivatives	41,390	2,925	170,738	—
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$172,706	$26,459	$297,504	$36,512

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security pledged as initial margin to Derivative Clearing Organization (d)	$571,641	$—	$367,110	$—
Cannot be sold or repledged
Uncleared derivatives securities received	(109,300)	—	(115,833)	—
Total net amount of non-cash collateral received or repledged	$462,341	$—	$251,277	$—
Total net exposure cash and non-cash (e)	$635,047	$26,459	$548,781	$36,512
Net unsecured amount - Represented by:
Uncleared derivatives	$22,016	$23,534	$10,933	$36,512
Cleared derivatives	613,031	2,925	537,848	—
Total net exposure cash and non-cash (e)	$635,047	$26,459	$548,781	$36,512

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At September 30, 2022, no net of cash as settlement variation margin was posted to FCMs. At December 31, 2021, the FHLBNY posted $7.8 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$121,071,503	$892,361	$2,610,339
Total derivatives in hedging relationships under ASC 815	121,071,503	892,361	2,610,339

Derivatives not designated as hedging instruments
Interest rate swaps	44,443,554	873,995	647,484
Interest rate caps	800,000	1,074	—
Mortgage delivery commitments	10,466	2	245
Other (b)	123,000	525	3,782
Total derivatives not designated as hedging instruments	45,377,020	875,596	651,511
Total derivatives before netting and collateral adjustments	$166,448,523	$1,767,957	$3,261,850
Netting adjustments		$(1,581,731)	$(1,581,731)
Cash collateral and related accrued interest		(13,520)	(1,653,660)
Total netting adjustments and cash collateral		(1,595,251)	(3,235,391)
Total derivative assets and total derivative liabilities		$172,706	$26,459
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$571,641
Security collateral received from counterparty (c)		(109,300)
Net security		462,341
Net exposure		$635,047

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$77,159,117	$469,953	$990,925
Total derivatives in hedging relationships under ASC 815	77,159,117	469,953	990,925

Derivatives not designated as hedging instruments
Interest rate swaps	16,873,486	23,014	24,627
Interest rate caps	800,000	136	—
Mortgage delivery commitments	8,573	14	5
Other (b)	158,000	4,017	871
Total derivatives not designated as hedging instruments	17,840,059	27,181	25,503
Total derivatives before netting and collateral adjustments	$94,999,176	$497,134	$1,016,428
Netting adjustments		$(192,330)	$(192,330)
Cash collateral and related accrued interest		(7,300)	(787,586)
Total netting adjustments and cash collateral		(199,630)	(979,916)
Total derivative assets and total derivative liabilities		$297,504	$36,512
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$367,110
Security collateral received from counterparty (c)		(115,833)
Net security		251,277
Net exposure		$548,781

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2022 and December 31, 2021.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$105,794	$108,070	$381,058	$509,861
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(96,924)	$(107,046)	$(347,090)	$(504,637)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2022 and December 31, 2021, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2022
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$44,978,980	$(1,721,263)	$—
Hedged AFS debt securities (a)	3,430,810	(596,489)	—
De-designated advances (b)	—	—	230
	$48,409,790	$(2,317,752)	$230
Liabilities:
Hedged consolidated obligation bonds	$37,037,837	$2,125,652	$—
Hedged consolidated obligation discount notes	29,393,410	57,533	—
De-designated consolidated obligation bonds (b)	—	—	(117,677)
	$66,431,247	$2,183,185	$(117,677)

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)

At September 30, 2022, par amounts of de-designated advances were $375.0 million; par amounts of de-designation CO bonds were $1.5 billion; par amounts of de-designated CO discount notes were $8.7 billion. At December 31, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $1.4 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2022				2021
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(324)	$—	$74,247	$74,571	$(387)	$—	$15,922	$16,309

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2022				2021
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(1,010)	$—	$209,182	$210,192	$(1,128)	$—	$81,250	$82,378

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.0 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$78,232	$3,397	$195,698	$3,197
Caps	489	(34)	937	(9)
Mortgage delivery commitments	(560)	(100)	(1,229)	(316)
Total gains (losses) on derivatives in economic hedges	$78,161	$3,263	$195,406	$2,872

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2022
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$21,331	$21,331	$21,331	$—	$—	$—
Interest-bearing deposits	825,000	825,003	—	825,003	—	—
Securities purchased under agreements to resell	—	—	—	—	—	—
Federal funds sold	10,400,000	10,400,034	—	10,400,034	—	—
Trading securities	7,831,926	7,831,926	7,831,926	—	—	—
Equity Investments	75,767	75,767	75,767	—	—	—
Available-for-sale securities	6,823,561	6,823,561	—	5,709,633	1,113,928	—
Held-to-maturity securities	9,557,304	9,099,051	—	8,876,707	222,344	—
Advances	91,870,505	91,794,951	—	91,794,951	—	—
Mortgage loans held-for-portfolio, net	2,136,432	1,837,835	—	1,837,835	—	—
Accrued interest receivable	270,063	270,063	—	270,063	—	—
Derivative assets	172,706	172,706	—	1,767,957	—	(1,595,251)
Other financial assets	104	104	—	—	104	—
Liabilities
Deposits	1,114,689	1,114,637	—	1,114,637	—	—
Consolidated obligations
Bonds	72,174,319	71,061,058	—	71,061,058	—	—
Discount notes	49,029,855	49,013,370	—	49,013,370	—	—
Mandatorily redeemable capital stock	10,753	10,753	10,753	—	—	—
Accrued interest payable	251,102	251,102	—	251,102	—	—
Derivative liabilities	26,459	26,459	—	3,261,850	—	(3,235,391)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2022 and December 31, 2021. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2022 and December 31, 2021.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2022 and December 31, 2021.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,831,926	$7,831,926	$—	$—	$—
Equity Investments	75,767	75,767	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,709,633	—	5,709,633	—	—
State and local housing finance agency obligations	1,113,928	—	—	1,113,928	—
Derivative assets (a)
Interest-rate derivatives	172,704	—	1,767,955	—	(1,595,251)
Mortgage delivery commitments	2	—	2	—	—
Total recurring fair value measurement - Assets	$14,903,960	$7,907,693	$7,477,590	$1,113,928	$(1,595,251)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(3,943,103)	$—	$(3,943,103)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(26,214)	—	(3,261,605)	—	3,235,391
Mortgage delivery commitments	(245)	—	(245)	—	—
Total recurring fair value measurement - Liabilities	$(3,969,562)	$—	$(7,204,953)	$—	$3,235,391

	December 31, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,821,380	$5,821,380	$—	$—	$—
Equity Investments	96,124	96,124	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,548,784	—	5,548,784	—	—
State and local housing finance agency obligations	998,637	—	—	998,637	—
Derivative assets(a)
Interest-rate derivatives	297,490	—	497,120	—	(199,630)
Mortgage delivery commitments	14	—	14	—	—
Total recurring fair value measurement - Assets	$12,762,429	$5,917,504	$6,045,918	$998,637	$(199,630)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(7,386,074)	$—	$(7,386,074)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(36,507)	—	(1,016,423)	—	979,916
Mortgage delivery commitments	(5)	—	(5)	—	—
Total recurring fair value measurement - Liabilities	$(7,422,586)	$—	$(8,402,502)	$—	$979,916

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three Months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$1,112,414	$—	$998,637	$—
Transfer of securities from held-to-maturity to available-for-sale	—	900,719	—	900,719
Provision for credit losses	—	586	—	586
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	1,514	(113)	1,096	(113)
Purchases	—	—	308,000	—
Settlements	—	—	(193,805)	—
Balance, end of the period	$1,113,928	$901,192	$1,113,928	$901,192

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$189	$—	$189	$—
Real estate owned	—	—	—	—
Total non-recurring assets at fair value	$189	$—	$189	$—

	During the period ended December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended September 30, 2022 and December 31, 2021, and reported fair values were not as of the period end dates.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2022 and December 31, 2021.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Three months ended September 30,
	2022	2021	2022	2021

	Bonds		Discount Notes
Balance, beginning of the period	$(3,618,896)	$(13,347,759)	$—	$(1,249,963)
New transactions elected for fair value option	(413,920)	(4,415,000)	—	—
Maturities and terminations	—	6,950,000	—	1,249,392
Net gains (losses) on financial instruments held under fair value option	96,734	282	—	33
Change in accrued interest/unaccreted balance	(7,021)	1,115	—	538
Balance, end of the period	$(3,943,103)	$(10,811,362)	$—	$—

	Nine months ended September 30,
	2022	2021	2022	2021

	Bonds		Discount Notes
Balance, beginning of the period	$(7,386,074)	$(16,580,464)	$—	$(7,133,755)
New transactions elected for fair value option	(2,423,935)	(15,760,925)	—	(1,249,391)
Maturities and terminations	5,665,000	21,525,000	—	8,367,602
Net gains (losses) on financial instruments held under fair value option	214,163	2,221	—	2,027
Change in accrued interest/unaccreted balance	(12,257)	2,806	—	13,517
Balance, end of the period	$(3,943,103)	$(10,811,362)	$—	$—

(a)	No discount notes elected under the FVO was outstanding at September 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a) (in thousands):

	Three months ended September 30,
	2022			2021
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(18,740)	$96,734	$77,994	$(2,938)	$282	$(2,656)
Consolidated obligation discount notes	—	—	—	(71)	33	(38)
	$(18,740)	$96,734	$77,994	$(3,009)	$315	$(2,694)

	Nine months ended September 30,
	2022			2021
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(34,865)	$214,163	$179,298	$(12,844)	$2,221	$(10,623)
Consolidated obligation discount notes	—	—	—	(3,839)	2,027	(1,812)
	$(34,865)	$214,163	$179,298	$(16,683)	$4,248	$(12,435)

(a)	No discount notes elected under the FVO was outstanding at September 30, 2022.

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a)(c) (in thousands):

	September 30, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,161,495	$3,943,103	$(218,392)

	December 31, 2021
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)

	September 30, 2021
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$10,810,925	$10,811,362	$437

(a)	Advances – No advances elected under the FVO were outstanding at September 30, 2022, December 31, 2021 and September 30, 2021. From time to time, the FHLBNY has elected the FVO for advances on an instrument by instrument basis with terms that were primarily short-and intermediate-term.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes - No discount notes elected under the FVO were outstanding at September 30, 2022, December 31, 2021 and September 30, 2021. From time to time, discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of September 30, 2022 and $0.7 trillion as of December 31, 2021.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies (in thousands):

September 30, 2022
Contractual Obligations
Consolidated obligation bonds at par (a)	$74,290,185
Consolidated obligation discount notes at par	49,333,280
Mandatorily redeemable capital stock (a)	10,753
Premises (lease obligations) (b)	87,635
Remote backup site	1,076
Other liabilities (c)	141,148
Total contractual obligations	$123,864,077

Other commitments
Standby letters of credit (d)	$15,430,473
Consolidated obligation bonds/discount notes traded not settled	90,000
Commitments to fund additional advances	108,600
Commitments to fund pension	9,400
Open delivery commitments (MAP)	10,466
Total other commitments	$15,648,939
Total obligations and commitments	$139,513,016

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans. Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material. For more information about employee retirement plans in general, see Note 16. Employee Retirement Plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

At September 30, 2022 and December 31, 2021, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our leases (dollars in thousands):

	September 30, 2022	December 31, 2021
Operating Leases (a)
Right-of-use assets	$61,676	$65,624
Lease Liabilities	$74,788	$79,026

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022	2021
Operating Lease Expense	$1,952		$1,952		$5,856	$5,856
Operating cash flows - Cash Paid	$2,050		$2,037		$6,148	$6,111

	September 30, 2022		December 31, 2021
Weighted Average Discount Rate	3.31%		3.30%
Weighted Average Remaining Lease Term	10.36	Years	11.06	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2022	December 31, 2021
Remainder of 2022	$2,099	$8,246
2023	8,615	8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
Thereafter	53,656	53,656
Total undiscounted lease payments	88,897	95,044
Imputed interest	(14,109)	(16,018)
Total operating lease liabilities	$74,788	$79,026

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2022. In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2022 and in the same period in 2021.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $4.0 million at September 30, 2022 and $4.6 million at December 31, 2021.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, compared to $0.4 million and $1.4 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At September 30, 2022 and December 31, 2021, outstanding notional amounts were $61.5 million and $79.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were $2.3 billion and $4.3 billion overnight loans extended to other FHLBanks in the three and nine months ended September 30, 2022. There were no overnight loans extended to other FHLBanks in the three months ended September 30, 2021. For the nine months ended September 30, 2021, we extended $0.3 billion overnight loans to other FHLBanks with the average balance of $1.1 million for the period. In the three and nine months ended September 30, 2022, overnight loans extended to other FHLBanks averaged $24.5 million and $18.3 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three and nine months ended September 30, 2022 and September 30, 2021.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash and Due from Banks

At September 30, 2022 and December 31, 2021, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2022	December 31, 2021
	Related	Related
Assets
Advances	$91,870,505	$71,536,402
Accrued interest receivable	194,824	69,852

Liabilities and capital
Deposits	$1,114,689	$1,321,238
Mandatorily redeemable capital stock	10,753	1,959
Accrued interest payable	152	23
Affordable Housing Program (a)	124,609	137,638
Other liabilities (b)	—	30,368

Capital	$7,182,461	$6,445,853

(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Related	Related	Related	Related
Interest income
Advances	$565,508	$116,229	$914,365	$379,624
Interest-bearing deposits	1	—	2	—
Loans to other FHLBanks	156	—	228	1

Interest expense
Deposits	$4,538	$116	$6,364	$291
Mandatorily redeemable capital stock	271	25	1,162	87

Service fees and other	$4,114	$4,354	$12,254	$13,091

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

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2022
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,250,000	20.57%	$110,114	28.11%	$135,749	18.17%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	14,395,000	15.38	71,786	18.33	158,470	21.21
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.50	6,321	1.62	12,778	1.71
Subtotal MetLife, Inc.			15,800,000	16.88	78,107	19.95	171,248	22.92
New York Community Bank (b)	Hicksville	NY	12,840,000	13.72	58,363	14.90	161,171	21.57
Equitable Financial Life Insurance Company	New York	NY	7,826,263	8.36	46,828	11.95	82,206	11.00
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,175,400	7.67	42,211	10.78	76,947	10.30
ESL Federal Credit Union	Rochester	NY	2,651,098	2.83	13,763	3.51	21,134	2.83
New York Life Insurance Company	New York	NY	2,405,000	2.57	16,090	4.11	43,654	5.85
Prudential Insurance Company of America	Newark	NJ	2,094,250	2.24	8,595	2.19	18,730	2.51
Valley National Bank	Wayne	NJ	1,573,767	1.68	6,317	1.61	17,019	2.28
Goldman Sachs Bank USA	New York	NY	1,500,000	1.60	11,325	2.89	19,201	2.57
Total			$73,115,778	78.12%	$391,713	100.00%	$747,059	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank joined the Board of Directors of the FHLBNY as a Member Director on January 1, 2022.

	December 31, 2021
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,745,000	20.70%	$156,632	24.03%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.41	5,374	0.83
Subtotal MetLife, Inc.			15,750,000	22.11	162,006	24.86
New York Community Bank	Hicksville	NY	15,105,000	21.21	207,738	31.87
Equitable Financial Life Insurance Company	New York	NY	6,642,717	9.33	59,209	9.08
Citibank, N.A.	New York	NY	5,250,000	7.37	71,312	10.94
Investors Bank (b)	Short Hills	NJ	3,075,000	4.32	30,135	4.62
Signature Bank	New York	NY	2,639,245	3.71	28,419	4.36
New York Life Insurance Company	New York	NY	2,455,000	3.45	54,063	8.30
ESL Federal Credit Union	Rochester	NY	2,189,398	3.07	7,890	1.21
Teachers Ins. & Annuity Assoc. of America	New York	NY	2,155,300	3.03	5,973	0.92
Valley National Bank (b)	Wayne	NJ	1,288,000	1.81	25,028	3.84
Total			$56,549,660	79.41%	$651,773	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At December 31, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	September 30, 2021
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$15,245,000	21.80%	$40,303	25.42%	$118,253	23.48%
Metropolitan Tower Life Insurance Company	New York	NY	1,005,000	1.44	1,368	0.86	3,820	0.76
Subtotal MetLife, Inc.			16,250,000	23.24	41,671	26.28	122,073	24.24
New York Community Bank	Westbury	NY	13,977,661	19.99	51,921	32.74	156,665	31.11
Equitable Financial Life Insurance Company	New York	NY	6,802,175	9.73	14,091	8.89	46,337	9.20
Citibank, N.A.	New York	NY	5,751,000	8.23	16,296	10.28	61,609	12.23
Investors Bank (b)	Short Hills	NJ	3,075,000	4.40	7,589	4.79	24,378	4.84
New York Life Insurance Company	New York	NY	2,725,000	3.90	13,155	8.30	40,700	8.08
Signature Bank	New York	NY	2,664,245	3.81	6,820	4.30	21,698	4.31
ESL Federal Credit Union	Rochester	NY	1,683,937	2.41	1,865	1.18	5,717	1.14
Valley National Bank (b)	Wayne	NJ	1,388,000	1.98	4,475	2.82	20,851	4.14
Teachers Ins. & Annuity Assoc. of America	New York	NY	1,126,634	1.61	674	0.42	3,552	0.71
Total			$55,443,652	79.30%	$158,557	100.00%	$503,580	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	At September 30, 2021, an officer of this member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	68-69
1.1	Financial Condition	70
1.2	Overview of LIBOR-indexed Instruments Outstanding	72
2.1 - 2.8	Advances	73-78
3.1 - 3.8	Investments	79-83
4.1 - 4.3	Mortgage Loans	84-85
5.1 - 5.10	Consolidated Obligations	86-90
6.1 - 6.4	Capital	90-92
7.1	Derivatives	93-94
8.1 - 8.3	Liquidity	95-96
9.1 - 9.11	Results of Operations	98-111
10.1	Assessments	112

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

Demand for Advances continued to grow in the third quarter of 2022 driven by the current economic environment, as members experience heightened deposit volatility and strong loan growth, and are enhancing liquidity positions.

During the third quarter of 2022, the Federal Reserve continued to raise interest rates in an effort to combat inflation. In addition, markets are experiencing increased volatility due to the war between Ukraine and Russia, which has resulted in increased energy prices, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the war, and resulting economic and market uncertainties.

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

FHFA Review of the FHLBank System. On July 20, 2022, FHFA Director Sandra Thompson testified to the House Financial Services Committee that the FHFA would conduct a review of the FHLBank System. On September 29, 2022, the FHFA commenced this review with a three-day listening session featuring oral comments from interested persons on the following six key areas identified by the FHFA: the FHLBanks’ general mission and purpose in a changing marketplace; FHLBank organization, operational efficiency, and effectiveness; the FHLBanks’ role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. These sessions were followed by a request for written comments through October 31, 2022. The FHFA has also announced, as part of this review, that a series of regional roundtable discussions would be conducted; the first such session was held on November 2, 2022. At this time, it is not possible to determine the future events that may occur, whether any actions will result from these events or comments, and the extent to which those actions may impact the Bank or the FHLBank System as a whole.

Third Quarter 2022 Financial Results

Net income — Net income for 2022 third quarter was $129.5 million, an increase of $63.7 million, or 96.9 percent, compared to the same period in the prior year. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the costing yields on debt. Advance balances have increased steadily during the second quarter despite the increase in volatility. Members’ demand for advances have increased driven by members demand for more liquidity. Non-interest income increased by $32.6 million compared with same period in 2021, driven primarily by an increase in value of derivatives and instruments held under the fair value option. These gains were largely offset by declines in fair values of U.S. Treasury securities held for liquidity purposes as interest rates increased. Other expenses were higher by $0.8 million, at $48.8 million.

Net Interest Income — Our 2022 third quarter net interest income was $168.6 million compared to $128.2 million in prior year third quarter. The increase was due to an increase of $14.4 billion in average earning assets balances for the third quarter of 2022 compared with third quarter of 2021 and an increase of net interest margin spread to 52 basis points in the third quarter of 2022 compared to 45 basis points in the same period in the prior year. Average advances balances increased by $11.0 billion to $86.6 billion for the third quarter 2022 from $75.6 billion for the third quarter 2021. Net interest income also increased as yield on assets was 171 basis points higher in the current year quarter to 251 basis points, as compared to 80 basis points in the prior year quarter.

Return on average equity (ROE) for 2022 third quarter was 7.39%, compared to ROE of 3.95% for the third quarter of 2021.

Other income (loss) — Other income (loss) reported a gain of $24.0 million in the third quarter of 2022 compared to a loss of $8.7 million in the third quarter of 2021. Primary drivers were changes in fair value of instruments and are summarized below:

●	Financial instruments carried at fair values — In 2022 third quarter, FVO instruments reported valuation gains of $96.7 million. In 2021 third quarter, FVO instruments reported valuation gains of $0.3 million.
●	Derivative activities reported overall income in Other income of $78.2 million in the third quarter of 2022, compared to a net income of $3.3 million in the third quarter of 2021. Interest rate swaps in economic hedges (standalone derivatives) recorded net fair value gains of $155.3 million in the third quarter of 2022, compared to net fair value gains of $12.5 million in the third quarter of 2021. These fair value gains largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity and classified as trading. In 2022 third quarter, swap interest accruals on standalone swaps reported net income of $13.4 million compared to a net charge of $8.3 million in the third quarter of 2021.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $151.2 million and $16.1 million in the third quarter of 2022 and 2021, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net losses of $4.0 million in current year period, compared to net losses of $0.5 million in the prior year period commensurate with declines in the investment markets.

Other expenses were $48.8 million in the third quarter of the current year, compared to $48.1 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $14.4 million in the third quarter of the current year, compared to $7.3 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.37 per share (5.50% annualized) was paid in the third quarter of the current year, compared to $1.14 per share (4.60% annualized) in the same period of the prior year.

Financial Condition — September 30, 2022 compared to December 31, 2021

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $130.1 billion at September 30, 2022 from $105.4 billion at December 31, 2021, an increase of $24.8 billion, or 23.5%. As of September 30, 2022, advances were $91.9 billion, an increase of $20.3 billion, or 28.4%, from $71.5 billion at December 31, 2021.

Cash at banks was $21.3 million at September 30, 2022, compared to $21.7 million at December 31, 2021.

Liquidity investments — Money market investments at September 30, 2022 were $10.4 billion in federal funds sold. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $825.0 million and $675.0 million at September 30, 2022 and December 31, 2021, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.8 billion and $5.8 billion at September 30, 2022 and December 31, 2021, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $5.7 billion at September 30, 2022 and $5.5 billion at December 31, 2021 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances increased steadily during the year to $93.6 billion at September 30, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances increased by 10.5% to $12.7 billion at September 30, 2022, up from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 235.5% to $25.1 billion at September 30, 2022, compared to $7.5 billion at December 31, 2021. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $487.7 million and $589.5 million at September 30, 2022 and December 31, 2021, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.2 billion and $5.0 billion at September 30, 2022 and December 31, 2021, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at September 30, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.4 billion and $9.1 billion at September 30, 2022 and December 31, 2021, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million on private-label MBS at September 30, 2022, slightly lower than the balance at December 31, 2021.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at September 30, 2022 and December 31, 2021. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at September 30, 2022, slightly lower than the balance at December 31, 2021.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $75.8 million and $96.1 million at September 30, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.9 billion at September 30, 2022, a decrease of $0.2 billion from the balance at December 31, 2021. Unpaid principal balance of MAP loans stood at $202.9 million at September 30, 2022 compared to $156.7 million at December 31, 2021.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquency low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2022, were lower than December 31, 2021. Allowance for credit losses decreased to $1.7 million at September 30, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At September 30, 2022, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $879.4 million. To support $130.1 billion of total assets at September 30, 2022, the minimum required total capital was $5.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.4 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At September 30, 2022 balance sheet leverage (based on U.S. GAAP) was 18.1 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2022	2022	2022	2021	2021
Investments (a)	$35,514	$33,001	$35,088	$30,898	$29,076
Advances	91,871	80,062	70,629	71,536	70,548
Mortgage loans held-for-portfolio, net (b)	2,136	2,175	2,233	2,320	2,418
Total assets	130,130	115,963	108,598	105,358	102,677
Deposits and borrowings	1,115	1,492	1,181	1,321	1,466
Consolidated obligations, net
Bonds	72,174	57,551	57,376	54,829	61,454
Discount notes	49,030	49,519	43,177	42,197	32,769
Total consolidated obligations	121,204	107,070	100,553	97,026	94,223
Mandatorily redeemable capital stock	11	8	8	2	2
AHP liability	125	132	137	138	145
Capital
Capital stock	5,331	4,939	4,480	4,501	4,447
Retained earnings
Unrestricted	1,149	1,109	1,100	1,104	1,113
Restricted	880	854	839	827	817
Total retained earnings	2,029	1,963	1,939	1,931	1,930
Accumulated other comprehensive income (loss)	(177)	(139)	(89)	14	34
Total capital	7,183	6,763	6,330	6,446	6,411
Equity to asset ratio (c)(j)	5.52%	5.83%	5.83%	6.12%	6.24%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2022	2022	2022	2021	2021	2022	2021
Investments (a)	$37,433	$35,426	$35,609	$32,227	$34,733	$36,163	$37,216
Advances	86,597	74,823	71,636	70,326	75,642	77,740	84,323
Mortgage loans held-for-portfolio, net	2,154	2,204	2,275	2,372	2,468	2,211	2,626
Total assets	127,737	114,109	110,951	106,215	114,074	117,661	125,299
Interest-bearing deposits and other borrowings	920	1,102	1,166	1,256	1,391	1,062	1,484
Consolidated obligations, net
Bonds	67,336	58,906	56,449	58,852	65,335	60,937	67,609
Discount notes	50,766	45,733	45,323	38,188	39,375	47,294	47,864
Total consolidated obligations	118,102	104,639	101,772	97,040	104,710	108,231	115,473
Mandatorily redeemable capital stock	11	64	12	2	2	29	3
AHP liability	125	136	137	142	147	133	150
Capital
Capital stock	5,119	4,651	4,501	4,440	4,668	4,759	5,050
Retained earnings
Unrestricted	1,111	1,098	1,094	1,103	1,112	1,101	1,118
Restricted	862	846	830	820	808	846	794
Total retained earnings	1,973	1,944	1,924	1,923	1,920	1,947	1,912
Accumulated other comprehensive income (loss)	(141)	(101)	(21)	28	29	(88)	18
Total capital	6,951	6,494	6,404	6,391	6,617	6,618	6,980

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Nine months ended
(dollars in millions)	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(except earnings and dividends per share, and headcount)	2022	2022	2022	2021	2021	2022	2021
Net income	$130	$76	$57	$53	$66	$263	$213
Net interest income (d)	169	147	122	111	128	438	430
Dividends paid in cash (e)	64	52	49	52	59	165	192
AHP expense	14	9	6	6	7	29	23
Return on average equity (f)(g)(j)	7.39%	4.71%	3.61%	3.28%	3.95%	5.31%	4.07%
Return on average assets (g)(j)	0.40%	0.27%	0.21%	0.20%	0.23%	0.30%	0.23%
Other non-interest income (loss)	24	(15)	(13)	3	(8)	(4)	(51)
Operating expenses (h)	42	39	38	46	41	119	120
Finance Agency and
Office of Finance expenses	5	5	6	5	6	16	17
Total other expenses (k)	49	47	46	56	49	142	148
Operating expenses ratio (g)(i)(j)	0.13%	0.14%	0.14%	0.17%	0.14%	0.13%	0.13%
Earnings per share	$2.61	$1.64	$1.27	$1.21	$1.41	$5.52	$4.21
Dividends per share	$1.37	$1.17	$1.10	$1.12	$1.14	$3.64	$3.57
Headcount (Full/part time)	333	333	338	340	344	333	344

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, equity investments in grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses on mortgage loans were $1.7 million, $2.0 million, $2.0 million, $2.1 million and $3.0 million for the periods ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021 respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2022	December 31, 2021	dollar amount	percentage
Assets
Cash and due from banks	$21,331	$21,653	$(322)	(1.49)%
Interest-bearing deposits	825,000	675,000	150,000	22.22
Securities purchased under agreements to resell	—	1,200,000	(1,200,000)	(100.00)
Federal funds sold	10,400,000	7,230,000	3,170,000	43.85
Trading securities	7,831,926	5,821,380	2,010,546	34.54
Equity Investments	75,767	96,124	(20,357)	(21.18)
Available-for-sale securities	6,823,561	6,547,421	276,140	4.22
Held-to-maturity securities	9,557,304	9,328,665	228,639	2.45
Advances	91,870,505	71,536,402	20,334,103	28.42
Mortgage loans held-for-portfolio	2,136,432	2,319,864	(183,432)	(7.91)
Accrued interest receivable	270,063	123,258	146,805	NM
Premises, software, and equipment	77,433	83,815	(6,382)	(7.61)
Operating lease right-of-use assets	61,676	65,624	(3,948)	(6.02)
Derivative assets	172,706	297,504	(124,798)	(41.95)
Other assets	6,479	11,632	(5,153)	(44.30)
Total assets	$130,130,183	$105,358,342	$24,771,841	23.51%

Liabilities
Deposits
Interest-bearing demand	$1,102,215	$1,283,072	$(180,857)	(14.10)%
Non-interest-bearing demand	12,474	38,166	(25,692)	(67.32)
Total deposits	1,114,689	1,321,238	(206,549)	(15.63)
Consolidated obligations
Bonds	72,174,319	54,829,401	17,344,918	31.63
Discount notes	49,029,855	42,197,259	6,832,596	16.19
Total consolidated obligations	121,204,174	97,026,660	24,177,514	24.92
Mandatorily redeemable capital stock	10,753	1,959	8,794	NM

Accrued interest payable	251,102	126,990	124,112	97.73
Affordable Housing Program	124,609	137,638	(13,029)	(9.47)
Derivative liabilities	26,459	36,512	(10,053)	(27.53)
Other liabilities	141,148	182,466	(41,318)	(22.64)
Operating lease liabilities	74,788	79,026	(4,238)	(5.36)
Total liabilities	122,947,722	98,912,489	24,035,233	24.30
Capital	7,182,461	6,445,853	736,608	11.43
Total liabilities and capital	$130,130,183	$105,358,342	$24,771,841	23.51%

NM —Not meaningful.

Balance Sheet overview September 30, 2022 and December 31, 2021

Total assets increased to $130.1 billion at September 30, 2022 from $105.4 billion at December 31, 2021, an increase of $24.8 billion, or 23.5%.

Cash at banks was $21.3 million at September 30, 2022, compared to $21.7 million at December 31, 2021.

Money market investments at September 30, 2022 were $10.4 billion in federal funds sold. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Federal funds sold averaged $12.3 billion for the third quarter of 2022 and $12.5 billion for the third quarter of 2021. Resale agreements averaged $28.3 million for the third quarter of 2022 and $61.4 million for the third quarter of 2021. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $825.0 million and $675.0 million at September 30, 2022 and December 31, 2021, respectively.

Advances — Par balances increased steadily during the year to $93.6 billion at September 30, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances increased by 10.5% to $12.7 billion at September 30, 2022, up from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 235.5% to $25.1 billion at September 30, 2022, compared to $7.5 billion at December 31, 2021.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $487.7 million at September 30, 2022 and $589.5 million at December 31, 2021. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.2 billion at September 30, 2022 and $5.0 billion at December 31, 2021. We acquired $1.3 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at September 30, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.4 billion at September 30, 2022 and $9.1 billion at December 31, 2021. We acquired $1.4 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at September 30, 2022 and December 31, 2021.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2022, trading investments were $7.8 billion in U.S. Treasury securities. At September 30, 2021, trading investments were $4.4 billion in U.S. Treasury securities. At December 31, 2021, trading investments were $5.8 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $75.8 million and $96.1 million at September 30, 2022 and December 31, 2021, respectively.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.9 billion at September 30, 2022, a decrease of $0.2 billion from the balance at December 31, 2021. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $202.9 million at September 30, 2022, an increase of $46.2 million from the balance at December 31, 2021. Paydowns for the total portfolio for nine months ended September 30, 2022 were $235.4 million compared to $627.2 million for the same period in 2021. Acquisitions for the nine months ended September 30, 2022 were $57.2 million compared to $152.0 million for the same period in 2021. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are slowing, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2022 were lower than December 31, 2021. Allowance for credit losses decreased to $1.7 million at September 30, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At September 30, 2022, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $879.4 million. To support $130.1 billion of total assets at September 30, 2022, the minimum required total capital was $5.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $7.4 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2022, balance sheet leverage (based on U.S. GAAP) was 18.1 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2022 included $19.3 million as demand cash balances at the FRBNY, $10.4 billion in short-term and overnight investments in the federal funds and resale agreements, and $5.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

Replacement of London Interbank Offered Rates (LIBOR) — The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. Some of the FHLBNY’s assets, liabilities and derivatives are still indexed to LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023.

We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR. We have successfully transitioned $9.3 billion of advance derivative hedges from 2020 to September 30, 2022. We have successfully transitioned $0.9 billion of securities from LIBOR to SOFR in 2021 and 2022.

The following data provides an overview of LIBOR-indexed instruments outstanding at September 30, 2022 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	September 30, 2022
LIBOR indexed Derivatives (notionals)	$3,855,477
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,413,396
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$16,900
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,155,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding were $91.9 billion at September 30, 2022 and $71.5 billion at December 31, 2021. Carrying values included cumulative hedging basis adjustment losses of $1.7 billion at September 30, 2022 and gains of $0.3 billion at December 31, 2021.

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

Our regulator, the Federal Housing Finance Agency (FHFA), has a tangible capital requirement on member commercial banks and credit unions that differs from their primary regulators’ definition. The FHFA also has a tangible capital requirement for insurance company members and uses the same definition as the applicable state insurance company regulators. If a member has negative tangible capital, primarily as a result of negative fair value marks on investment securities held as ‘Available for Sale’ due to a rise in interest rates, the Bank is not permitted to extend a new advance, unless the member’s appropriate federal banking agency or state insurance regulator requests in writing that the Bank make such advance. Further, advance renewals to this member would be limited to a maximum term of 30 days; the 30 day renewals may continue unless we are directed in writing by the member’s primary regulator to stop. At this time, only a few of our members may not be meeting the FHFA’s tangible capital requirements. While this issue is not viewed as a material risk to the Bank, it is possible that the Bank may lose some advance business to other liquidity providers in cases where FHFA tangible capital violations occur or appear imminent. The Bank’s business reputation with its members and our reputation as a reliable provider of liquidity with our members’ primary regulators may also be harmed. The Bank continues to monitor this situation, including the impact of rising interest rates on our members’ tangible capital and any future actions that the regulators may take.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$25,053,390	26.77%	$7,468,000	10.49%
Fixed Rate Advances	48,236,642	51.54	47,466,196	66.65
Short-Term Advances	12,676,032	13.54	11,468,580	16.10
Mortgage Matched Advances	80,330	0.09	112,215	0.16
Overnight & Line of Credit (OLOC) Advances	4,222,723	4.51	959,752	1.35
All other categories	3,322,532	3.55	3,740,423	5.25
Total par value	93,591,649	100.00%	71,215,166	100.00%
Advance discounts	(111)		(160)
Hedge valuation basis adjustments	(1,721,033)		321,396
Total	$91,870,505		$71,536,402

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

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
September 30, 2022	$93,591,649	$15,542,502	$109,134,151	$336,231,381	$77,061,748	$413,293,129
December 31, 2021	$71,215,166	$20,606,819	$91,821,985	$320,683,186	$63,956,008	$384,639,194

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
September 30, 2022	$77,758,329	$335,534,800	$413,293,129
December 31, 2021	$64,690,246	$319,948,948	$384,639,194

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$68,259,244	72.93%	$63,744,666	89.51%
Variable-rate (b)	25,332,390	27.07	7,470,500	10.49
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	15	—	—	—
Total par value	93,591,649	100.00%	71,215,166	100.00%
Advance discounts	(111)		(160)
Hedge valuation basis adjustments	(1,721,033)		321,396
Total	$91,870,505		$71,536,402

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2022, with only 9.87% of advances in the remaining maturity bucket of greater than 5 years (16.1% at December 31, 2021). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	September 30, 2022		December 31, 2021		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$39,372,686	42.07%	$33,315,184	46.78%	$6,057,502	18.18%
Due after 1 year through 3 years	14,799,170	15.81	13,672,643	19.20	1,126,527	8.24
Due after 3 years through 5 years	5,292,232	5.65	5,981,524	8.40	(689,292)	(11.52)
Due after 5 years through 15 years	3,624,879	3.87	2,892,046	4.06	732,833	25.34
Thereafter	197	—	303	—	(106)	(35.12)
Total principal amount	63,089,164	67.40	55,861,700	78.44	7,227,464	12.94

Fixed-rate, putable
Due in 1 year or less	145,000	0.15	1,000	—	144,000	NM
Due after 1 year through 3 years	—	—	158,000	0.22	(158,000)	(100.00)
Due after 3 years through 5 years	334,250	0.36	14,250	0.02	320,000	2,245.61
Due after 5 years through 15 years	4,610,500	4.93	7,597,500	10.67	(2,987,000)	(39.32)
Thereafter	—	—	—	—	—	NM
Total principal amount	5,089,750	5.44	7,770,750	10.91	(2,681,000)	(34.50)

Variable-rate
Due in 1 year or less	19,320,000	20.64	5,639,500	7.92	13,680,500	242.58
Due after 1 year through 3 years	4,792,390	5.12	524,000	0.74	4,268,390	814.58
Due after 3 years through 5 years	220,000	0.24	207,000	0.29	13,000	6.28
Due after 5 years through 15 years	1,000,000	1.07	1,000,000	1.40	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	25,332,390	27.07	7,370,500	10.35	17,961,890	243.70

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	100,000	0.14	(100,000)	(100.00)
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	100,000	0.14	(100,000)	(100.00)

Other (b)
Due in 1 year or less	33,897	0.04	47,177	0.07	(13,280)	(28.15)
Due after 1 year through 3 years	32,904	0.04	49,630	0.07	(16,726)	(33.70)
Due after 3 years through 5 years	10,477	0.01	11,663	0.02	(1,186)	(10.17)
Due after 5 years through 15 years	2,510	—	3,014	—	(504)	(16.72)
Thereafter	542	—	732	—	(190)	(26.00)
Total principal amount	80,330	0.09	112,216	0.16	(31,886)	(28.41)

Overdrawn and overnight deposit accounts	15	—	—	—	15	NM
Total principal amount advances	93,591,649	100.00%	71,215,166	100.00%	22,376,483	31.42%
Other adjustments, net (c)	(1,721,144)		321,236		(2,042,380)
Total advances	$91,870,505		$71,536,402		$20,334,103

(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.

(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	September 30, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullets (a)	$41,260,391	$29,279,507
Fixed-rate putable (b)	5,089,750	7,770,750
Fixed-rate with embedded cap	350,000	360,000
Total qualifying hedges	$46,700,141	$37,410,257

Aggregate par amount of advances hedged (c)	$47,075,141	$40,560,257
Fair value basis (hedging adjustments)	$(1,721,033)	$321,396

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (historically LIBOR, and now Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2022 there was no basis swaps. At December 31, 2021, notional amounts of basis swaps was $3.1 billion. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	September 30, 2022	December 31, 2021
Putable (a)	$5,089,750	$7,770,750
No-longer putable/callable	$1,000	$—

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2022	2021	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,113,928	$998,637	$115,291	11.54%
Held-to-maturity securities, at carrying value, net	180,684	184,886	(4,202)	(2.27)
Total HFA securities	1,294,612	1,183,523	111,089	9.39

Trading securities (b)	7,831,926	5,821,380	2,010,546	34.54
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	5,709,633	5,548,784	160,849	2.90
Held-to-maturity securities, at carrying value, net (c)	9,376,620	9,143,779	232,841	2.55
Total MBS securities	15,086,253	14,692,563	393,690	2.68

Equity investments in Grantor trust (d)	75,767	96,124	(20,357)	(21.18)
Interest-bearing deposits	825,000	675,000	150,000	22.22
Securities purchased under agreements to resell	—	1,200,000	(1,200,000)	(100.00)
Federal funds sold	10,400,000	7,230,000	3,170,000	43.85
Total Investments	$35,513,558	$30,898,590	$4,614,968	14.94%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were acquisitions of $308.0 million of AFS State and local housing finance agency bonds for the nine months ending September 30, 2022 and paydowns were $0.2 billion in the AFS portfolio and $4.2 million in the HTM portfolio for the same period. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.

(b)

Trading securities comprised of U.S. Treasury securities at September 30, 2022 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $4.8 billion par of U.S. Treasury notes in the first nine months of 2022.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	September 30, 2022			December 31, 2021
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$2,176,482	$2,150,150	30.30%	$2,565,768	$2,594,055	39.80%
Freddie Mac	12,850,353	12,428,379	178.91	12,053,895	12,390,599	187.00
Ginnie Mae	7,811	7,811	0.11	9,349	9,349	0.15
All Others - PLMBS	51,607	55,827	0.72	63,551	71,422	0.99
Non-MBS, net (b)	1,294,612	1,280,445	18.02	1,183,523	1,166,270	18.36

Total Investment Debt Securities	$16,380,865	$15,922,612	228.07%	$15,876,086	$16,231,695	246.30%

Categorized as:

Available-for-Sale Securities	$6,823,561	$6,823,561		$6,547,421	$6,547,421

Held-to-Maturity Securities, net	$9,557,304	$9,099,051		$9,328,665	$9,684,274

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	September 30, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$151	$9,325,573	$38,804	$436	$11,656	$9,376,620
State and local housing finance agency obligations	—	179,332	1,352	—	—	180,684
Total Long-term securities	$151	$9,504,905	$40,156	$436	$11,656	$9,557,304

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$229	$9,082,287	$48,055	$616	$12,592	$9,143,779
State and local housing finance agency obligations	—	183,330	1,556	—	—	184,886
Total Long-term securities	$229	$9,265,617	$49,611	$616	$12,592	$9,328,665

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	September 30, 2022
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,709,633	$—	$—	$—	$5,709,633
State and local housing finance agency obligations	16,875	1,095,579	—	1,474	—	1,113,928
Total Long-term securities	$16,875	$6,805,212	$—	$1,474	$—	$6,823,561

	December 31, 2021
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,548,784	$—	$—	$—	$5,548,784
State and local housing finance agency obligations	18,951	977,507	—	2,179	—	998,637
Total Long-term securities	$18,951	$6,526,291	$—	$2,179	$—	$6,547,421

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5 Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2022		December 31, 2021
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$519,795	2.86%	$622,150	2.63%
Due after one year through five years	5,240,317	2.97	4,120,381	2.47
Due after five years through ten years	7,885,783	2.81	8,002,850	2.51
Due after ten years	1,689,899	3.10	1,793,274	1.46
Total Mortgage-backed securities	$15,335,794	2.90%	$14,538,655	2.37%

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2022	December 31, 2021
Current face value of hedged CMBS	$4,497,741	$3,190,361
Partial-term hedge face value of hedged CMBS	$4,003,000	$2,859,000
Cumulative basis adjustment gains (losses)	$(596,489)	$(30,667)
Interest rate swap contracts (par)	$4,003,000	$2,859,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. There was no outstanding balance at September 30, 2022. At December 31, 2021, outstanding balance was $1.2 billion. Resale agreements averaged $28.3 million in the third quarter of 2022 and $13.0 million in the fourth quarter of 2021. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $10.4 billion at September 30, 2022, and $7.2 billion at December 31, 2021, and averaged $12.3 billion in the third quarter of 2022 and $10.8 billion in the fourth quarter of 2021. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	September 30, 2022	December 31, 2021
Par value	$8,425,925	$5,850,925
Amortized cost	$8,249,150	$5,835,212
Carrying/Fair value	$7,831,926	$5,821,380

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	September 30, 2022	December 31, 2021
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$8,425,925	$5,850,925
Par amounts of interest rate swaps	$8,425,925	$5,850,925

(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.1 billion at September 30, 2022, a decrease of $0.2 billion (net of acquisitions and paydowns) from the balance at December 31, 2021. Mortgage loan balances declined due to loan prepayments as a result of the low interest rate environment. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at September 30, 2022 were lower than December 31, 2021. Allowance for credit losses was $1.7 million at September 30, 2022, compared to $2.1 million at December 31, 2021.

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

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at September 30, 2022. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	September 30, 2022	December 31, 2021
Federal Housing Administration and Veteran Administration insured loans	$142,526	$160,716
Conventional loans	1,787,477	1,999,543
Allowance for credit losses on mortgage loans	(1,528)	(1,956)
MPF loans held-for-portfolio, net (a)	$1,928,475	$2,158,303

(a)	Balances represent MPF portfolio; MAP portfolio balance of $208.0 million as of September 30, 2022 and $161.6 million as of December 31, 2021 were not included.

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

Table 4.2    Geographic Concentration of MPF Loans

	September 30, 2022		December 31, 2021
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.5%	68.7%	73.2%	68.0%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	September 30, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$182,200	9.58%
Bethpage Federal Credit Union	148,743	7.82
Citizens Bank, N.A. (a)	136,675	7.19
Webster Bank, N.A. (b)	128,035	6.73
Manasquan Bank	105,278	5.54
All Others	1,200,689	63.14
Total (c)	$1,901,620	100.00%

	December 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$195,737	9.20%
Bethpage Federal Credit Union	164,021	7.71
Investors Bank	157,304	7.39
Sterling National Bank	143,790	6.76
Manasquan Bank	116,256	5.46
All Others	1,350,691	63.48
Total (c)	$2,127,799	100.00%

(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	MAP unpaid principal balances of $202.9 million as of September 30, 2022 and $156.7 million as of December 31, 2021 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $121.2 billion and $97.0 billion at September 30, 2022 and December 31, 2021.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $72.2 billion (par, $74.3 billion) at September 30, 2022, compared to $54.8 billion (par, $54.5 billion) at December 31, 2021. The carrying value of Consolidated obligation discount notes outstanding was $49.0 billion at September 30, 2022 and $42.2 billion at December 31, 2021.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $19.5 billion at September 30, 2022 and $4.8 billion at December 31, 2021.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$30,324,055	40.82%	$31,907,580	58.53%
Fixed-rate, callable	18,241,130	24.55	12,993,130	23.84
Step Up, callable	6,197,000	8.35	4,799,000	8.80
Floating rate, callable	1,265,000	1.70	1,265,000	2.32
Single-index floating rate	18,263,000	24.58	3,550,000	6.51
Total par value	74,290,185	100.00%	54,514,710	100.00%

Bond premiums	136,193		152,601
Bond discounts	(25,692)		(23,563)
Hedge valuation basis adjustments (a)	(2,125,652)		77,048
Hedge basis adjustments on de-designated hedges (b)	117,677		125,091
FVO (c) - valuation adjustments and accrued interest	(218,392)		(16,486)
Total Consolidated obligation-bonds	$72,174,319		$54,829,401

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $2.1 billion at September 30, 2022 and losses of $77.0 million at December 31, 2021. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullet bonds	$15,998,400	$15,333,890
Fixed-rate callable bonds	23,237,130	16,488,130
	$39,235,530	$31,822,020

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2022	December 31, 2021
Bonds designated under FVO	$4,161,495	$7,402,560

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2022	December 31, 2021
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$250,000
Fixed-rate bonds (b)	15,000	220,000
	$15,000	$470,000

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

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	September 30, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$49,264,595	66.32%	$37,107,475	68.07%
Due or callable after one year through two years	12,371,945	16.65	6,990,160	12.82
Due or callable after two years through three years	3,279,150	4.41	2,331,385	4.28
Due or callable after three years through four years	3,238,990	4.36	2,013,085	3.69
Due or callable after four years through five years	1,602,615	2.16	1,825,905	3.35
Thereafter	4,532,890	6.10	4,246,700	7.79
Total par value	$74,290,185	100.00%	$54,514,710	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2022	December 31, 2021
Callable	$25,703,130	$19,057,130
Non-Callable	$48,587,055	$35,457,580

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	September 30, 2022	December 31, 2021
Par value	$49,333,280	$42,204,430
Amortized cost	$49,087,388	$42,197,683
Hedge value basis adjustments (a)	(57,533)	(424)
Hedge basis adjustments on de-designated hedges (b)	—	—
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$49,029,855	$42,197,259
Weighted average interest rate	2.39%	0.06%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $29.3 billion and $3.4 billion were hedged under ASC 815 qualifying fair value hedges at September 30, 2022 and December 31, 2021, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.

(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.

(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at September 30, 2022 and December 31, 2021.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2022	December 31, 2021
Discount notes hedged under qualifying hedge	$29,329,832	$3,374,841

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

Consolidated Obligation Discount
Notes
Par Amount	September 30, 2022
Discount notes designated as economic hedges (a)	$8,636,134

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments. No CO discount notes were outstanding at December 31, 2021 for economic hedges.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2022	December 31, 2021
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,693,000

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

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at September 30, 2022 and December 31, 2021.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $251.1 million at September 30, 2022 and $127.0 million at December 31, 2021. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $141.1 million at September 30, 2022 and $182.5 million at December 31, 2021. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	September 30, 2022	December 31, 2021
Capital Stock (a)	$5,330,611	$4,500,785
Unrestricted retained earnings (b)	1,148,628	1,103,585
Restricted retained earnings (c)	879,963	827,380
Accumulated Other Comprehensive Income (Loss)	(176,741)	14,103
Total Capital	$7,182,461	$6,445,853

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

(c)

Restricted retained earnings — Restricted retained earnings balance at September 30, 2022 has grown to $880.0 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at September 30, 2022 was $1.2 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $880.0 million at September 30, 2022. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2022	December 31, 2021
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(1,080)	$(1,586)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(843,532)	125,170
Net Fair value hedging gains (losses) on available-for-sale securities (b)	596,489	30,667
Net Cash flow hedging gains (losses) (c)	108,693	(101,499)
Employee supplemental retirement plans (d)	(37,311)	(38,649)
Total Accumulated other comprehensive income (loss)	$(176,741)	$14,103

(a)

Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net market values unrealized gains (losses) on available-for-sale securities were losses of $843.5 million and gains of $125.2 million at September 30, 2022 and December 31, 2021, respectively, represent third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $596.5 million and $30.7 million at September 30, 2022 and December 31, 2021, respectively, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.

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

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	September 30, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	203,892	3,554	565,822
Amount reclassified	—	1,010	—
Fair Value - closed contract	—	1,736	—
Ending balance	$109,291	$(598)	$596,489

Notional amount of swaps outstanding	$1,608,000	$195,000	$4,003,000

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000

	September 30, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	80,898	—	64,832
Amount reclassified	—	1,128	—
Fair Value - closed contract	—	352	—
Ending balance	$(117,596)	$(7,230)	$20,780

Notional amount of swaps outstanding	$1,806,000	$—	$1,893,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2022	September 30, 2021
Cash dividends paid per share	$3.64	$3.57
Dividends paid (a)(c)	$165,288	$192,405
Pay-out ratio (b)	62.87%	90.45%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	September 30, 2022

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$690,000	$11,399	$(10,320)	$1,079	$—	$1,079
Cleared derivatives assets (d)	120,558,591	41,390	—	41,390	539,635	581,025
	121,248,591	52,789	(10,320)	42,469	539,635	582,104
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	7,284,759	(180,103)	305,270	125,167	(109,300)	15,867
Triple B liability (c)	6,035,000	(204,640)	209,710	5,070	—	5,070
Cleared derivatives liability (d)	858,077	—	—	—	32,006	32,006
	14,177,836	(384,743)	514,980	130,237	(77,294)	52,943
Total derivative positions with non-member counterparties to which the Bank had credit exposure	135,426,427	(331,954)	504,660	172,706	462,341	635,047
Delivery commitments
Derivative position with delivery commitments	10,466	—	—	—	—	—
Total derivative position with members	10,466	—	—	—	—	—
Total	$135,436,893	$(331,954)	$504,660	$172,706	$462,341	$635,047
Derivative positions without credit exposure	31,011,630
Total notional	$166,448,523

	December 31, 2021

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,182,000	$50,094	$73,000	$123,094	$(112,659)	$10,435
Cleared derivatives assets (d)	4,191,067	743	—	743	33,859	34,602
	8,373,067	50,837	73,000	123,837	(78,800)	45,037
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	699,000	(6,478)	6,540	62	—	62
Triple B liability (c)	3,203,000	(167,564)	168,000	436	—	436
Cleared derivatives liability (d)	62,389,522	(3,951)	173,946	169,995	333,251	503,246
	66,291,522	(177,993)	348,486	170,493	333,251	503,744
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,664,589	(127,156)	421,486	294,330	254,451	548,781
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	79,000	3,165	—	3,165	(3,165)	—
Delivery commitments
Derivative position with delivery commitments	8,573	9	—	9	(9)	—
Total derivative position with members	87,573	3,174	—	3,174	(3,174)	—
Total	$74,752,162	$(123,982)	$421,486	$297,504	$251,277	$548,781
Derivative positions without credit exposure	20,247,014
Total notional	$94,999,176

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $571.6 million and $367.1 million in marketable securities as collateral at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 we did not pledge cash as collateral. At December 31, 2021, we had pledged $173.9 million in cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2022	$942	$77,479	$76,537
June 30, 2022	1,125	65,038	63,913
March 31, 2022	1,199	60,522	59,323
December 31, 2021	1,301	58,192	56,891

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2022	$5,373	$29,470	$24,097
June 30, 2022	3,711	27,171	23,460
March 31, 2022	2,944	27,048	24,104
December 31, 2021	4,174	23,534	19,360

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2022	$2,265	$26,522	$24,257
June 30, 2022	2,309	24,717	22,408
March 31, 2022	1,881	24,382	22,501
December 31, 2021	1,115	21,023	19,908

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

Cash flows

Cash and due from Banks was $21.3 million at September 30, 2022 and $118.8 million at September 30, 2021. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $2.1 billion in net cash inflows in the nine months ended September 30, 2022, compared to inflows of $0.7 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $262.9 million in the nine months ended September 30, 2022 and $212.7 million in the same period in the prior year; (b) Derivatives and hedging activities provided $1.3 billion in cash flows in the nine months ended September 30, 2022, compared to $0.4 billion in cash flows in the same period in the prior year; and (c) Positive adjustments to operating cash flows of $408.2 million to recognize unrealized valuation losses on U.S. Treasury securities at September 30, 2022, compared to $77.3 million in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $29.1 billion in net cash outflows in the nine months ended September 30, 2022, compared to $31.8 billion in net cash inflows in the same period in the prior year. In the nine months ended September 30, 2022, we acquired $4.6 billion of Treasury securities compared to $2.4 billion in the same period of the prior year. Repayments from Treasury securities were $1.4 billion in the nine months ended September 30, 2022 compared to $9.7 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were $1.2 billion in the nine months ended September 30, 2022 compared to net cash inflows of $4.7 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $27.0 billion in the nine months ended September 30, 2022 compared to net outflows of $34.3 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2022 and September 30, 2021. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Critical Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 22, 2022.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total interest income	$806,362	$227,403	$1,415,037	$757,212
Total interest expense	637,809	99,226	977,683	327,332
Net interest income before provision for credit losses	168,553	128,177	437,354	429,880
Provision (Reversal) for credit losses	(271)	(1,652)	(417)	(4,609)
Net interest income after provision for credit losses	168,824	129,829	437,771	434,489
Total other income (loss)	23,963	(8,652)	(4,120)	(50,895)
Total other expenses	48,813	48,055	141,395	147,227
Income before assessments	143,974	73,122	292,256	236,367
Affordable Housing Program Assessments	14,425	7,314	29,342	23,645
Net income	$129,549	$65,808	$262,914	$212,722

Net Income — 2022 Third Quarter Compared to 2021 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2022 third quarter was $129.5 million, an increase of $63.7 million, or 96.9% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2022 third quarter Net interest income was $168.6 million, an increase of $40.4 million, or 31.5% compared to the same period in the prior year. Net interest spread was 38 basis points in the 2022 third quarter compared to 43 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a gain of $24.0 million in the 2022 third quarter compared to a loss of $8.7 million in the same period in the prior year.

●	Service fees and other were $4.3 million in the 2022 third quarter, slightly lower than the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.

●	Financial instruments carried at fair values reported net valuation gains of $96.7 million in the 2022 third quarter compared to net gains of $0.3 million in the same period in the prior year. For more information, see financial statements,

Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.

●	Derivative activities reported net gains of $78.2 million in Other income in the 2022 third quarter compared to net gains of $3.3 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $151.2 million in the 2022 third quarter compared to net fair value losses of $16.1 million in the same period in the prior year.

●	Equity Investments, held to finance payments to retirees in non-qualified pension plans, reported net fair value losses of $4.0 million in the 2022 third quarter compared to net losses of $0.5 million in the same period in the prior year.

Other expenses were $48.8 million in the 2022 third quarter compared to $48.1 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $19.2 million in the 2022 third quarter, up from $16.9 million in the same period in the prior year.

●	Compensation and benefits expenses were $22.0 million in the 2022 third quarter compared to $23.3 million in the same period in the prior year due to a decrease in headcount.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.3 million in the 2022 third quarter compared to $5.5 million in the same period in the prior year.

●	Other expenses were $2.4 million in the 2022 third quarter compared to $2.3 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $14.4 million in the 2022 third quarter compared to $7.3 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — Year-to-Date Period Ended September 30, 2022 Compared to Year-to-Date Period Ended September 30, 2021

Net income in the year-to-date period in the current year was $262.9 million, an increase of $50.2 million, or 23.6% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $437.4 million, an increase of $7.5 million, or 1.7%. Net interest spread was 41 basis points in the current year-to-date period and 44 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, the aggregate impact was a loss of $4.1 million in the 2022 period compared to a loss of $50.9 million in the same period in the prior year.

Other expenses were $141.4 million in the year-to-date period in the current year, compared to $147.2 million in the same period in the prior year. Operating expenses were $51.2 million in the year-to-date period in the current year, slightly higher than the prior year period. Compensation and benefits were $66.9 million in the year-to-date period in the current year, down from $70.8 million in the prior year period due to a decrease in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $16.1 million in the year-to-date period in the current year, compared to $16.5 million in the prior year period. Other expenses were $7.3 million in the year-to-date period in the current year and $10.6 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $29.3 million in the year-to-date period in the current year, compared to $23.6 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Total interest income (a)	$806,362	$227,403	254.60%	$1,415,037	$757,212	86.87%
Total interest expense (a)	637,809	99,226	542.78	977,683	327,332	198.68
Net interest income before provision for credit losses	$168,553	$128,177	31.50%	$437,354	$429,880	1.74%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the third quarter of the current year, net interest income, before loan loss provisions, was $168.6 million, an increase of $40.4 million, or 31.5% from the third quarter of 2021. The primary driver was an increase in the average balances of interest earning assets, principally advances. Additionally, $0.5 million of prepayment fees from Advances and Mortgage-backed securities were recorded in Net interest income in the third quarter of 2022 compared to $8.5 million in the third quarter of 2021. Financial markets during the quarter continued to exhibit rising levels of interest rates, but we have seen opportunities for acquiring investments as the Federal Reserve has reduced their activity during the quarter.

In the third quarter of current year, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than the third quarter of the prior year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 52 basis points in the third quarter of 2022, compared to 45 basis points in the prior year same period. Net interest spread in the third quarter of 2022 was 38 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 43 basis points in the prior year same period.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, increased to $7.1 billion in the third quarter of 2022, up from $6.6 billion in the same period in the prior year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in the third quarter of 2022 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

In the 2022 year-to-date period, Net interest margin was 50 basis points compared to 46 basis points from the same period in the prior year. Net interest spread in the 2022 year-to-date period was 41 basis points compared to 44 basis points in the same period in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, decreased to $6.7 billion in 2022 year-to-date period from $7.0 billion in the same period in the prior year.

Swap interest settlement on swaps designated in ASC 815 hedging of assets and liabilities recorded a net expense of $33.4 million to interest margin in the third quarter of 2022, compared to a net expense of $72.8 million in the third quarter of 2021. In the year-to-date period ended September 30, 2022, we recorded a net expense of $112.2 million to interest margin, compared to a net expense of

$248.9 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives. The impact of hedge ineffectiveness in the comparable quarters were immaterial.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income	$723,287	$332,052	$1,460,846	$1,082,444
Fair value hedging effects	3,107	213	19,916	1,664
Amortization of basis	(36)	(666)	(108)	(692)
Interest rate swap accruals	80,004	(104,196)	(65,617)	(326,204)
Reported interest income	806,362	227,403	1,415,037	757,212

Interest expense	531,527	132,722	950,686	412,205
Fair value hedging effects	(5,763)	(810)	(14,051)	(3,560)
Amortization of basis	(1,389)	(1,310)	(5,488)	(4,013)
Interest rate swap accruals	113,434	(31,376)	46,536	(77,300)
Reported interest expense	637,809	99,226	977,683	327,332
Net interest income	$168,553	$128,177	$437,354	$429,880
Net interest adjustment - interest rate swaps	$(23,207)	$(71,153)	$(72,806)	$(240,359)

Spread and Yield Analysis — 2022 Periods Compared to 2021 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$86,597,197	$565,508	2.59%	$75,642,110	$116,229	0.61%
Interest bearing deposits and others	2,165,360	12,348	2.26	1,321,580	311	0.09
Federal funds sold and other overnight funds	12,329,239	69,510	2.24	12,558,891	2,834	0.09
Investments
Trading securities	7,749,733	25,581	1.31	5,924,376	16,871	1.13
Mortgage-backed securities
Fixed	12,713,148	91,640	2.86	10,696,765	67,049	2.49
Floating	2,474,700	16,155	2.59	3,448,295	4,889	0.56
State and local housing finance agency obligations	1,293,542	9,003	2.76	1,067,356	2,014	0.75
Mortgage loans held-for-portfolio	2,154,498	16,461	3.03	2,468,091	17,206	2.77
Loans to other FHLBanks	24,511	156	2.53	—	—	NM
Total interest-earning assets	$127,501,928	$806,362	2.51%	$113,127,464	$227,403	0.80%

Funded By:
Consolidated obligation bonds
Fixed	$51,758,297	$289,185	2.22%	$61,471,367	$82,761	0.53%
Floating	15,577,658	90,368	2.30	3,863,050	1,727	0.18
Consolidated obligation discount notes	50,766,523	253,400	1.98	39,375,108	14,593	0.15
Interest-bearing deposits and other borrowings	919,373	4,585	1.98	1,394,120	120	0.03
Mandatorily redeemable capital stock	10,958	271	9.81	2,245	25	4.42

Total interest-bearing liabilities	119,032,809	637,809	2.13%	106,105,890	99,226	0.37%

Other non-interest-bearing funds	1,377,140	—		433,339	—
Capital	7,091,979	—		6,588,235	—

Total Funding	$127,501,928	$637,809		$113,127,464	$99,226

Net Interest Income/Spread		$168,553	0.38%		$128,177	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.45%

	Nine months ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$77,740,022	$914,365	1.57%	$84,322,865	$379,624	0.60%
Interest bearing deposits and others	1,923,534	16,705	1.16	1,364,396	908	0.09
Federal funds sold and other overnight funds	11,714,788	93,610	1.07	12,210,806	7,474	0.08
Investments
Trading securities	7,487,839	63,334	1.13	8,365,101	85,249	1.36
Mortgage-backed securities
Fixed	12,267,390	233,792	2.55	10,748,075	207,851	2.59
Floating	2,614,953	28,265	1.45	3,731,934	16,351	0.59
State and local housing finance agency obligations	1,217,186	15,239	1.67	1,082,639	5,788	0.71
Mortgage loans held-for-portfolio	2,210,510	49,499	2.99	2,626,295	53,966	2.75
Loans to other FHLBanks	18,333	228	1.66	1,099	1	0.12
Total interest-earning assets	$117,194,555	$1,415,037	1.61%	$124,453,210	$757,212	0.81%

Funded By:
Consolidated obligation bonds
Fixed	$50,907,880	$512,872	1.35%	$60,507,351	$259,229	0.57%
Floating	10,029,203	106,696	1.42	7,101,515	8,094	0.15
Consolidated obligation discount notes	47,294,194	350,424	0.99	47,864,031	59,590	0.17
Interest-bearing deposits and other borrowings	1,055,726	6,529	0.83	1,485,254	332	0.03
Mandatorily redeemable capital stock	28,783	1,162	5.40	2,525	87	4.61

Total interest-bearing liabilities	109,315,786	977,683	1.20%	116,960,676	327,332	0.37%

Other non-interest-bearing funds	1,172,137	—		530,497	—
Capital	6,706,632	—		6,962,037	—

Total Funding	$117,194,555	$977,683		$124,453,210	$327,332

Net Interest Income/Spread		$437,354	0.41%		$429,880	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.50%			0.46%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

NM - Not meaningful.

Rate and Volume Analysis — 2022 Periods Compared to 2021 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	September 30, 2022 vs. September 30, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$19,167	$430,112	$449,279
Interest bearing deposits and others	322	11,715	12,037
Federal funds sold and other overnight funds	(53)	66,729	66,676
Investments
Trading securities	5,743	2,967	8,710
Mortgage-backed securities
Fixed	13,696	10,895	24,591
Floating	(1,742)	13,008	11,266
State and local housing finance agency obligations	509	6,480	6,989
Mortgage loans held-for-portfolio	(2,306)	1,561	(745)
Loans to other FHLBanks	—	156	156

Total interest income	35,336	543,623	578,959

Interest Expense
Consolidated obligation bonds
Fixed	(15,045)	221,469	206,424
Floating	17,910	70,731	88,641
Consolidated obligation discount notes	5,416	233,391	238,807
Deposits and borrowings	(54)	4,519	4,465
Mandatorily redeemable capital stock	187	59	246

Total interest expense	8,414	530,169	538,583
Changes in Net Interest Income	$26,922	$13,454	$40,376

	For the nine months ended
	September 30, 2022 vs. September 30, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(31,843)	$566,584	$534,741
Interest bearing deposits and others	520	15,277	15,797
Federal funds sold and other overnight funds	(316)	86,452	86,136
Investments
Trading securities	(8,360)	(13,555)	(21,915)
Mortgage-backed securities
Fixed	28,996	(3,055)	25,941
Floating	(6,110)	18,024	11,914
State and local housing finance agency obligations	801	8,650	9,451
Mortgage loans held-for-portfolio	(9,033)	4,566	(4,467)
Loans to other FHLBanks	126	101	227

Total interest income	(25,219)	683,044	657,825

Interest Expense
Consolidated obligation bonds
Fixed	(46,966)	300,609	253,643
Floating	4,648	93,954	98,602
Consolidated obligation discount notes	(718)	291,552	290,834
Deposits and borrowings	(123)	6,320	6,197
Mandatorily redeemable capital stock	1,058	17	1,075

Total interest expense	(42,101)	692,452	650,351
Changes in Net Interest Income	$16,882	$(9,408)	$7,474

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Interest Income
Advances	$565,508	$116,229	386.55%	$914,365	$379,624	140.86%
Interest-bearing deposits	12,348	311	NM	16,705	908	NM
Securities purchased under agreements to resell	135	9	NM	156	485	(67.84)
Federal funds sold	69,375	2,825	NM	93,454	6,989	NM
Trading securities	25,581	16,871	51.63	63,334	85,249	(25.71)
Mortgage-backed securities
Fixed	91,640	67,049	36.68	233,792	207,851	12.48
Floating	16,155	4,889	230.44	28,265	16,351	72.86
State and local housing finance agency obligations	9,003	2,014	347.02	15,239	5,788	163.29
Mortgage loans held-for-portfolio	16,461	17,206	(4.33)	49,499	53,966	(8.28)
Loans to other FHLBanks	156	—	NM	228	1	NM
Total interest income	$806,362	$227,403	254.60%	$1,415,037	$757,212	86.87%

NM — Not meaningful.

Interest income for 2022 third quarter was $806.4 million, an increase of $579.0 million, or 254.6% compared to the same period in the prior year. To provide context, interest expense for 2022 third quarter increased by 542.8% compared to the same period in the prior year.

For 2022 third quarter compared to 2021 third quarter, increase in interest revenue was contributed by rate-related increase of $543.6 million and volume-related increase of $35.3 million (primarily the increase in volume of advance business).

Aggregate yield earned on earning assets in 2022 third quarter was 251 basis points, compared to 80 basis points in 2021 third quarter.

Interest income in the 2022 year-to-date period was $1.4 billion, an increase of $657.8 million, or 86.9% compared to the same period in the prior year. To provide context, interest expense increased by 198.7% compared to the year-to-date period in the prior year.

Aggregate yield earned on earning assets in 2022 year-to-date period was 161 basis points, compared to 81 basis points in the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $449.3 million or 386.6% in 2022 third quarter, compared to the same period in the prior year.

Advances average balances were $86.6 billion in 2022 third quarter, compared to $75.6 billion in 2021 third quarter.

As compared to 2021 third quarter, higher market rates resulted in a favorable impact of $430.1 million and higher advances balances in 2022 third quarter resulted in a favorable impact of $19.2 million on interest income from advances, for a net increase of $449.3 million in advances interest income. Advances yielded 259 basis points in 2022 third quarter, increased from 61 basis points in 2021 third quarter. Prepayment fee recorded in Interest income from advances was $0.5 million in 2022 third quarter, down from $7.5 million in 2021 third quarter.

On a year-to-date basis, interest income from advances increased by $534.7 million or 140.9%. Volume, as measured by average balances, and interest rates both increased in the current year period. Average transaction volume of advance business was $77.7 billion at an aggregate yield of 157 basis points in the 2022 period, compared to an average transaction volume of $84.3 billion at an aggregate yield of 60 basis points in the 2021 period.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from investing in highly-liquid portfolios of investments to meet liquidity regulatory requirements. Interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher average rates in the third quarter of 2022 compared to the same period in 2021. Investments in federal funds and repurchase agreements yielded 224 basis points in aggregate in the third quarter of 2022, compared to 9 basis points in the same period in 2021. Interest income from fixed-rate U.S. Treasury securities was $25.6 million in the third quarter of 2022, up from $16.9 million in the same period in 2021 due to higher average invested balances and increased interest rates; yields increased to 131 basis points, compared to 113 basis points in the third quarter of 2021. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher interest rates. Investments in federal funds and repurchase agreements yielded 107 basis points in aggregate in the year-to-date period of 2022, compared to 8 basis points in the same period in 2021. Interest income from fixed-rate U.S. Treasury securities was $63.3 million in the year-to-date period of 2022, down from $85.2 million in the same period in 2021 due to lower average invested balances; yields declined to 113 basis points, compared to 136 basis points in the year-to-date period of 2021.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $11.3 million or 230.4% in the third quarter of 2022 compared to the same period in prior year. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our holdings of LIBOR-indexed instruments. Until GSE-issued floating-rate SOFR-indexed MBS become widely traded, we will likely continue to see declining balances of variable-rate MBS.

Interest income from fixed-rate MBS increased by $24.6 million or 36.7% in the third quarter of 2022 compared to the same period in the prior year due to an increase of average outstanding balance to $12.7 billion in the third quarter of 2022, compared to $10.7 billion in the same period in the prior year and higher aggregate yield, which was 286 basis points in the third quarter of 2022, up from 249 basis points in the same period in the prior year.

In the third quarter of 2022, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $5.3 million in the third quarter of 2022, compared to a net loss of $4.2 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $16.5 million for the three months ended September 30, 2022, compared to $17.2 million in the same period in the prior year. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 303 basis points in the three months ended September 30, 2022, compared to 277 basis points in the same period last year. In the rising interest rate environment, we are observing lower levels of prepayments, causing slower amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.2 million in the three months ended September 30, 2022, compared to net amortization of $2.7 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

Interest income from mortgage loans was $49.5 million for the nine months ended September 30, 2022, compared to $54.0 million in the same period in the prior year. Investment volume has declined, with paydowns exceeding acquisitions. The portfolio averaged $2.2 billion, yielding 299 basis points in the nine months ended September 30, 2022, compared to 275 basis points in the same period last year. While we continue to observe mortgage loan prepayments, this trend is abating as interest rates are rising. Net amortization expense was $4.3 million in the nine months ended September 30, 2022, compared to net amortization of $9.8 million in the same period in the prior year.

As noted in the audited financial statements under Note 1. Critical Accounting Policies and Estimates, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in March 2021. At September 30, 2022, mortgage loans under MAP were $202.9 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2022	2021	Change	2022	2021	Change
Interest Expense
Consolidated obligations bonds
Fixed	$289,185	$82,761	249.42%	$512,872	$259,229	97.85%
Floating	90,368	1,727	NM	106,696	8,094	NM
Consolidated obligations discount notes	253,400	14,593	NM	350,424	59,590	488.06
Deposits	4,538	116	NM	6,364	291	NM
Mandatorily redeemable capital stock	271	25	984.00	1,162	87	NM
Cash collateral held and other borrowings	47	4	NM	165	41	302.44
Total interest expense	$637,809	$99,226	542.78%	$977,683	$327,332	198.68%

NM - Not meaningful.

Interest expense in 2022 third quarter was $637.8 million, an increase of $538.6 million or 542.8% from 2021 third quarter, comparatively, interest income in 2022 third quarter increased by $579.0 million or 254.6% from 2021 third quarter.

The increase in interest expense was primarily driven by higher yields. Rate-related increase in funding expense was $530.2 million, due to volatility in rates in the bond markets; volume-related increase in funding expense was $8.4 million in 2022 third quarter compared to 2021 third quarter. Aggregate yield paid on total funding in 2022 third quarter was 213 basis points, compared to 37 basis points in the same period of the prior year.

Interest expense in the 2022 year-to-date period was $977.7 million, an increase of $650.4 million or 198.7% compared to the same period in the prior year. To provide context, interest income increased by $657.8 million or 86.9% compared to the year-to-date period in the prior year.

Rate-related increase in funding expense was $692.5 million in line with the increase in interest rates in the bond markets; volume-related decline in funding expense was $42.1 million in parallel with the funding of a lower balance sheet in the 2022 year-to-date period compared to the same period in 2021.

We have maintained the same strategic approach to our liability mix when compared to the year-to-date period in the prior year. In the 2022 year-to-date period, 43.4% of average earning assets were funded by fixed-rate CO bonds and 8.6% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 48.6% of earning assets and floating-rate CO bonds funded 5.7% of earning assets.

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

Allowance for Credit Losses — 2022 Periods Compared to 2021 Periods

We recorded net reversal of $264.1 thousand and $393.2 thousand in the three and nine months ended September 30, 2022 compared to net reversal of $1.1 million and $4.0 million in the same periods in the prior year against our mortgage loan portfolio. We also recorded de minimis amount of net reversal against our investment portfolio in the three and nine months ended September 30, 2022 compared to the same periods in the prior year.

Analysis of Non-Interest Income (Loss) — 2022 Periods Compared to 2021 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Other income (loss):
Service fees and other (a)	$4,271	$4,334	$12,630	$12,893
Instruments held under the fair value option gains (losses) (b)	96,734	315	214,163	4,248
Derivative gains (losses) (c)	78,161	3,263	195,406	2,872
Trading securities gains (losses) (d)	(151,188)	(16,115)	(408,218)	(77,298)
Equity investments gains (losses) (e)	(4,015)	(482)	(20,204)	6,357
Litigation settlement	—	33	2,202	33
Losses from extinguishment of debt	—	—	(99)	—
Total other income (loss)	$23,963	$(8,652)	$(4,120)	$(50,895)

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit was $3.9 million in the third quarter of the current year compared to $4.3 million in the same period in the prior year. On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $11.6 million in the current year, compared to $13.3 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(151,188)	$(16,115)	$(403,391)	$(77,298)
Net realized gains (losses) on trading securities sold/matured during the period	—	—	(4,827)	—
Net gains (losses) on trading securities	$(151,188)	$(16,115)	$(408,218)	$(77,298)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Notional amounts of securities were higher in the current year period, $8.4 billion at September 30, 2022, compared to $5.9 billion at December 31, 2021.

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$155,294	$12,469	$390,524	$62,755
Caps or floors	489	(34)	937	(9)
Mortgage delivery commitments	(560)	(100)	(1,229)	(316)
Swaps economically hedging instruments designated under FVO (b)	(90,001)	(745)	(202,787)	(3,720)
Accrued interest on derivatives in economic hedging relationships (c)	13,373	(8,333)	8,625	(55,862)
Net gains (losses) related to derivatives not designated as hedging instruments	$78,595	$3,257	$196,070	$2,848
Price alignment interest paid on variation margin	(434)	6	(664)	24
Net gains (losses) on derivatives and hedging activities	$78,161	$3,263	$195,406	$2,872

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $157.1 million in the third quarter of 2022, compared to fair value gains of $16.1 million in the third quarter of 2021. In the year-to-date period ended September 30, 2022 fair value gains of $405.0 million were recorded compared to fair value gains of $72.9 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2022 Periods Compared to 2021 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
		Percentage of		Percentage
	2022	Total	2021	of Total
Operating Expenses (a)
Occupancy	$2,163	11.27%	$2,112	12.47%
Depreciation and leasehold amortization	4,511	23.52	3,216	18.98
All others (b)	12,511	65.21	11,615	68.55
Total Operating Expenses	$19,185	100.00%	$16,943	100.00%
Total Compensation and Benefits	$21,963		$23,275
Finance Agency and Office of Finance (c)	$5,259		$5,514
Other expenses (d)	$2,406		$2,323

	Nine months ended September 30,
		Percentage of		Percentage of
	2022	Total	2021	Total
Operating Expenses (a)
Occupancy	$6,328	12.37%	$6,604	13.38%
Depreciation and leasehold amortization	12,987	25.38	9,285	18.81
All others (b)	31,861	62.25	33,472	67.81
Total Operating Expenses	$51,176	100.00%	$49,361	100.00%

Total Compensation and Benefits	$66,868		$70,755
Finance Agency and Office of Finance (c)	$16,081		$16,520
Other expenses (d)	$7,270		$10,591

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2022 Periods Compared to 2021 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$131,783	$152,523	$137,638	$148,827
Additions from current period’s assessments	14,425	7,314	29,342	23,645
Net disbursements for grants and programs	(21,599)	(15,034)	(42,371)	(27,669)
Ending balance	$124,609	$144,803	$124,609	$144,803

AHP assessments allocated from net income totaled $14.4 million in the third quarter of the current year, compared to $7.3 million for same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $29.3 million for the current period and $23.6 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022, until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2022	-0.04	-0.78	-0.45	0.56
June 30, 2022	-0.43	-1.18	-1.02	0.41
March 31, 2022	-0.62	-0.38	-1.31	0.52
December 31, 2021	-1.58	1.94	-1.50	0.09
September 30, 2021	-1.33	1.84	-0.70	0.34

The DOE has remained within policy limits. During the extreme low rate environment of 2020-2021, the -100/200bps scenarios imposed a near zero rate condition and produced results that Bank management did not consider meaningful.

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

One Year Re-pricing Gap
September 30, 2022	$5.987 Billion
June 30, 2022	$5.435 Billion
March 31, 2022	$4.858 Billion
December 31, 2021	$4.563 Billion
September 30, 2021	$4.812 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the forward rate scenario. Given the rising rate environment, the Bank will be generating income sensitivity to larger down rate scenarios in the future. Prior to the current quarter, interest rates were not high enough to generate shocks of -100bps and -200bps.

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps Shock	the -100bps Shock	the +200bps Shock
September 30, 2022	-0.52%	0.17%	0.59%
June 30, 2022	N/A	N/A	-3.96%
March 31, 2022	N/A	N/A	-6.39%
December 31, 2021	N/A	N/A	10.07%
September 30, 2021	N/A	N/A	5.39%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. In low rate environments, management believes that the reported metrics below are less meaningful because the model establishes a hard floor for the rate at near zero. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
September 30, 2022	-0.93%	-0.26%	-0.54%
June 30, 2022	-1.85%	-0.74%	-0.12%
March 31, 2022	-1.48%	-0.84%	0.03%
December 31, 2021	1.48%	-1.49%	1.19%
September 30, 2021	0.34%	-1.04%	0.75%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps (in millions):

	Interest Rate Sensitivity
	September 30, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,638	$108	$387	$313	$1,230
MBS investments	3,005	199	1,691	2,595	8,449
Swaps hedging MBS	4,003	—	—	(50)	(3,953)
Adjustable-rate loans and advances	25,332	—	—	—	—
Net investments, adjustable rate loans and advances	44,978	307	2,078	2,858	5,726

Liquidity trading portfolio	2,679	1,249	162	2,189	1,969
Swaps hedging investments	5,751	(1,250)	(170)	(2,335)	(1,996)
Net liquidity trading portfolio	8,430	(1)	(8)	(146)	(27)

Fixed-rate loans and advances	34,141	5,396	14,816	5,668	8,239
Swaps hedging fixed-rate advances	32,592	(4,921)	(13,893)	(5,555)	(8,223)
Net fixed-rate loans and advances	66,733	475	923	113	16
Total interest-earning assets	$120,141	$781	$2,993	$2,825	$5,715

Interest-bearing liabilities:
Deposits	$1,102	$—	$—	$—	$—
Discount notes	46,589	2,499	—	—	—
Swaps hedging discount notes	193	(1,801)	209	763	636
Net discount notes	46,782	698	209	763	636

Consolidated Obligation Bonds
FHLBank bonds	26,882	3,769	21,874	15,798	6,200
Swaps hedging bonds	38,549	(2,847)	(19,369)	(13,898)	(2,435)
Net FHLBank bonds	65,431	922	2,505	1,900	3,765
Total interest-bearing liabilities	$113,315	$1,620	$2,714	$2,663	$4,401
Post hedge gaps (a):
Periodic gap	$6,826	$(839)	$279	$162	$1,314
Cumulative gaps	$6,826	$5,987	$6,266	$6,428	$7,742

	Interest Rate Sensitivity
	December 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,525	$192	$518	$351	$1,042
MBS investments	3,283	602	1,609	2,107	6,977
Swaps hedging MBS	2,859	—	—	(50)	(2,809)
Adjustable-rate loans and advances	7,470	—	—	—	—
Net investments, adjustable rate loans and advances	24,137	794	2,127	2,408	5,210

Liquidity trading portfolio	1,154	1,358	1,499	—	1,824
Swaps hedging investments	4,696	(1,350)	(1,500)	—	(1,846)
Net liquidity trading portfolio	5,850	8	(1)	—	(22)

Fixed-rate loans and advances	30,222	3,126	13,850	6,001	10,546
Swaps hedging fixed-rate advances	31,323	(2,732)	(12,333)	(5,733)	(10,525)
Net fixed-rate loans and advances	61,545	394	1,517	268	21
Total interest-earning assets	$91,532	$1,196	$3,643	$2,676	$5,209

Interest-bearing liabilities:
Deposits	$1,283	$—	$—	$—	$—

Discount notes	39,887	2,310	—	—	—
Swaps hedging discount notes	702	(2,310)	90	550	968
Net discount notes	40,589	—	90	550	968

Consolidated Obligation Bonds
FHLBank bonds	16,390	5,115	12,364	13,978	6,926
Swaps hedging bonds	28,360	(3,572)	(9,179)	(12,287)	(3,322)
Net FHLBank bonds	44,750	1,543	3,185	1,691	3,604
Total interest-bearing liabilities	$86,622	$1,543	$3,275	$2,241	$4,572
Post hedge gaps (a):
Periodic gap	$4,910	$(347)	$368	$435	$637
Cumulative gaps	$4,910	$4,563	$4,931	$5,366	$6,003

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2022. Based on this evaluation, they concluded that as of September 30, 2022, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: November 10, 2022