Form 10-K
period 2022-12-31
Federal Home Loan Bank of New York
filed 2023-03-17
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2022, the aggregate par value of the common stock held by members of the registrant was approximately $4,939,243,800. At February 28, 2023, 61,346,916 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2022 Annual Report on Form 10-K

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

We actively market membership through a series of targeted, on-going sales and marketing initiatives. We compete for business by offering competitively priced products, services and programs that provide financial flexibility to the membership. The dominant reason institutions join the FHLBNY is access to a reliable source of liquidity, through products such as advances, letters of credit and our secondary market program, Mortgage Asset Program (MAP). While liquidity is provided in a variety of ways, advances are one of the most attractive sources of liquidity because they permit members to pledge relatively illiquid assets, such as 1-4 family, multifamily, home equity, and commercial real estate mortgages held in portfolio, to create liquidity. Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2022	103	62	107	46	9	327

December 31, 2021	108	67	106	43	8	332

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

Advances to members, including former members, constituted 73.3% and 67.9% of our total assets of $157.4 billion and $105.4 billion at December 31, 2022 and 2021, respectively. In terms of revenues, interest income derived from advances were $1.9 billion, $0.5 billion, and $1.2 billion, representing 69.4%, 50.0% and 60.3% of total interest income in 2022, 2021 and 2020, respectively. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (AMA) programs. At the FHLBNY, the Acquired Member Assets initiatives are the Mortgage Partnership Finance (MPF) Program and MAP, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. These programs are managed and funded in a consistent manner. In the MPF Program, we purchased conforming fixed-rate mortgages originated or purchased by our members. Members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired. Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved. Prior to June 1, 2017, the MPF mortgage loans acquired were credit enhanced to a double-A equivalent level of creditworthiness. For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk. The amount of this credit enhancement is fully collateralized by the member. We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

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

The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets. The main intent of that regulation is the purchase of assets for investment rather than for trading purposes. The FHLBNY’s present intent for MPF and MAP is to hold these investments in portfolio. However, the FHLBanks have the legal authority to sell Mortgage Partnership Finance and MAP loans pursuant to the granting of incidental powers in Section 12 of the FHLBank Act. Section 12(a) of the FHLBank Act specifically provides that each FHLBank shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally. General corporate law principles permit the sale of investments.

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

●	Affordable Housing Program (AHP). We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to finance homeownership and support the creation and preservation of housing for lower income families and individuals. The program is offered in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, households are required to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. See financial statements, Note 13. Affordable Housing Program for assessments allocated from earnings for the periods in this report.
●	Other Mission — Related Activities. The FHLBNY offers four distinct Community Lending Programs (CLP) that support our members’ community-oriented lending, which were established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meets the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), Urban Development Advance (UDA) and Business Development Advance (BDA). The CLP provides additional assistance to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities which benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP requirements and are offered at reduced fees. Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of FHLBNY’s affordable housing and community economic development mission. In addition, we typically make charitable contributions to organizations deemed to be highly reputable and who provide vital services. The foregone interest and fee income, as well as the charitable contributions, are above and beyond the annual income contribution to the AHP offered under the Community Investment Cash Advance Programs.

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

For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Trading Securities, Note 6. Equity Investments, Note 7. Available-for-Sale Securities and Note 8. Held-To-Maturity Securities. Also see Tables 4.1 through 4.9 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. The Office of Finance (OF) has authority to issue joint and several debt on behalf of the FHLBanks. At December 31, 2022 and December 31, 2021, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.2 trillion and $0.7 trillion, including $149.8 billion and $96.7 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12. Consolidated Obligations. Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

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

Consolidated Obligation Liabilities

Each FHLBank independently determines its participation in each issuance of Consolidated obligations based on (among other factors) its own funding and operating requirements, maturities, interest rates, and other terms available for Consolidated obligations in the market. The FHLBanks have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $1,791 million for 2022 and $1,885 million for 2021. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,185.1 million and $1,103.6 million at December 31, 2022 and 2021, respectively. Restricted Retained Earnings was $910.9 million and $827.4 million at the two dates. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $136.3 million and gains of $14.1 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Retained earnings, beginning of year	$1,930,965	$1,909,616	$1,801,034
Adjustments to opening balance (a)	—	—	14,431
Net Income for the year	417,376	265,521	442,385
	2,348,341	2,175,137	2,257,850
Dividends paid in the year (b)	(252,374)	(244,172)	(348,234)

Retained earnings, end of year	$2,095,967	$1,930,965	$1,909,616
(a)	Represents the cumulative-effect adjustment charge to opening balances with the adoption of ASU 2016-13 effective January 1, 2020, and a recovery in 2020 of prior capital distribution to Financing Corporation (FICO). For more information, see Statements of Capital in the Financial Statements.
(b)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are accrued in the period they are declared and therefore not accrued at quarter-end.

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

Demand for advances is also affected by Federal Reserve actions in managing interest rates and the size and composition of its balance sheet, as those actions affect economic and capital markets conditions, the supply of liquidity in the financial system, the behavior of depositors and other factors.

An emerging competitor is Deposits through Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits. We have seen gradual growth in the use of these wholesale deposit vehicles. The Federal Reserve funding programs have emerged as competition for our short-term advances. Repo and Federal Funds usage has been stable, though demand for certain members has both increased and decreased as a result of the various changes in regulatory liquidity requirements. We expect that brokered CDs will continue to pressure market share. Our larger members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe the competitive landscape will continue and will be reflected in the balances and market share.

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

In certain market conditions, such as the ones beginning in early 2021, there is considerable competition among high credit quality issuers in the markets for callable debt. The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been a valuable source of competitively priced funding for the FHLBNY. Since Money Market Fund Reform, the dominant System issuance has been in simple floating-rate debt as money market funds migrated assets from Prime to Government Funds; thereby creating demand for eligible assets such as FHLBank debt. Floaters have been one of the main determinants of our relative cost of funds. There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rates and yields, LIBOR cessation and availability of alternative investments, particularly in the Repo sector.

Since November 2018, the FHLBank System has been a major participant in the issuance of floaters using the LIBOR replacement index, the Secured Overnight Financing Rate (SOFR). SOFR floaters are a major source of funding for the System and will continue to be as issuance grows and a broader derivatives market develops in anticipation of a cessation of LIBOR. See LIBOR replacement discussions in Item 1A. Risk Factors.

We compete for the purchase of mortgage loans in the secondary mortgage market. For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability. We relieve the AHP liability as members use subsidies. In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero. If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks. There were no shortfalls in 2022, 2021 and 2020.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in three locations. As of December 31, 2022, the Bank had 327 full-time and no part-time employees. As of December 31, 2022, approximately 59% of the Bank’s workforce were men, 41% women, 44% non-minority and 56% minority. Given the size of assets under management, the Bank’s workforce is lean, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2022, the average tenure of the Bank’s employees was 9.9 years. There are no collective bargaining agreements with the Bank’s employees.

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

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which complied with government regulations, including having employees work remotely during portions of the pandemic. We continue to operate the Bank with a hybrid remote work arrangement for employees.

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

Culture Management

The Bank considers culture as a strategic lever that acts to help support the future performance of the Bank and enhance employee engagement and inclusion, and further develop our people. The Bank has defined its culture state priorities as: obtaining results, operating safely, fostering agility and caring about employees. These culture state priorities align with the mission, vision and core values of the Bank. As part of our culture management efforts, we actively provide employees across the Bank with growth opportunities, access and exposure so that they can learn and develop their capabilities. To further this effort, in 2022, the Bank launched its 'Distributed Leadership' framework, through which managers provide their direct reports with targeted opportunities to take on "stretch" assignments, including roles in connection with Bank initiatives and projects.

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

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets. Negative trends in the global economy and political climate could influence, among other business activities, member borrowing activity and our investment patterns. Additionally, investors’ negative perceptions of the state of the U.S. economy could lead to a decline in investor demand for consolidated obligations. Furthermore, natural disasters, pandemics or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the prolonged hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses for the Bank and may adversely affect their cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.

In addition, the Banks businesses and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and for consolidated obligations as well as the financial condition and results of operations of the Bank. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession. In addition, the Bank currently plays a predominant role as a lender in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

Changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on FHLBNY’s net interest income.

The FHLBNY realizes net interest income primarily from the spread between interest earned on our outstanding advances and investments less the interest paid on our consolidated obligations and other liabilities. Our business and results of operations are significantly affected by the monetary policies of the U.S. government and our agencies. Our ability to prepare for changes regarding the direction and speed of interest-rate changes or to use derivatives to hedge related exposures, such as basis risk, significantly affects the success of our asset and liability management activities and level of net interest income. If we are unable to enter into derivative instruments on acceptable terms, we may be unable to effectively manage our interest-rate and other risks, which could adversely affect our financial condition and results of operations.

We use a number of measures to monitor and manage interest-rate risk, including income simulations, value at risk, and duration or market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, cash flows on mortgage-related assets, and other model and model related assumptions. These assumptions are inherently uncertain, and we cannot precisely estimate net interest income and the market value of equity. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors. In addition, volatility and disruption in the capital markets may result in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

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

The FHLBanks’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a stable outlook by Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Investors should not take the FHLBanks’ historical or current ratings as an indication of future ratings for the FHLBanks’ consolidated obligations. Because the FHLBanks are jointly and severally liable for consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBanks. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. For example, downgrades to the U.S. sovereign credit rating or outlook may occur if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limit (which was most recently reached in January 2023). As a result, if the U.S. sovereign credit ratings or outlook were downgraded, similar downgrades in the credit ratings or outlook of the FHLBanks and consolidated obligations would most likely occur, even though the consolidated obligations are not obligations of, or guaranteed by, the United States.

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

Legislative and Regulatory Risks

Changes in the legislative and regulatory environment could negatively affect the FHLBNY business operations, results of operations, the reputation and the value of the Bank’s membership.

As a GSE, the FHLBNY is organized under the authority of the FHLBank Act and governed by U.S. federal laws and regulations as adopted and applied by the FHFA. Congress could amend the FHLBank Act or other statutes in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or changes in the statutory or regulatory requirements applied or imposed by the FHFA or other financial services regulators could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under Affordable Housing Programs or Community Investment Cash Advance Programs; reduced demand for advances or limitations on advances made to our members (including whether a member meets required tangible capital levels to access advances); or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Recently, the FHFA initiated a comprehensive review of the FHLBank System, covering such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. It remains uncertain what legislative, regulatory or other actions, if any, may be proposed or implemented as a result of the FHFA’s review or the increased public scrutiny of the FHLBank System, or what their potential effect on the FHLBanks may be. Any of these factors could negatively affect the Bank’s business operations, results of operations, and reputation, and the value of FHLBank membership.

Furthermore, increased focus on climate change and other environmental, social, and governance matters has led to heightened legislative and regulatory attention in these areas, including the potential for new requirements on climate change-related risk assessment, risk management, and disclosure. New or modified laws and regulations, along with increased stakeholder expectations, related to these matters may increase the costs of compliance for the Bank and its members and alter the environment in which they conduct their businesses, which could adversely affect the Bank’s business activities, results of operations, and reputation.

Additionally, potential legislative and regulatory changes governing or affecting the Bank’s members, investors, and dealers of consolidated obligations could adversely affect the business activities, financial condition, and results of operations of the Bank.

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

Under the July 2017 and March 2021 announcements by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the Financial Conduct Authority does not expect these remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date. Although the last of the FHLBanks’ consolidated obligations indexed to LIBOR matured as of January 2022, many of the FHLBNY’s assets and derivatives remain indexed to LIBOR, with exposure extending past June 30, 2023. The Bank incorporated fallback language related to a majority of their advances to members and related to its consolidated bonds, and also adhered to the ISDA 2020 Interbank Offered Rate Fallbacks Protocol with respect to their over-the-counter derivative agreements referencing U.S. dollar LIBOR. The discontinuation of LIBOR may have an unpredictable effect on certain existing LIBOR-indexed instruments. As LIBOR has been a principal floating-rate benchmark in the financial markets, its cessation has affected, and will continue to affect, the financial markets generally and may also affect the business, financial condition, and results of operations of the Bank.

In the United States, the Alternative Reference Rates Committee proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York publishes SOFR rates. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR and towards SOFR or another alternative reference rate has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternative reference rate as well as other market conventions. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which has resulted and may result in unexpected fluctuations in SOFR. The introduction of alternative reference rates also creates challenges in hedging and asset liability management and may result in additional basis risk and increased volatility for the Bank and other market participants. While market activity in SOFR-linked financial instruments has continued to develop, demand for these financial instruments will continue to depend upon market participants’ preference for SOFR over any other alternative reference rate. Any disruption in the market transition towards SOFR or another alternative reference rate could result in increased financial, operational, legal, reputational, or compliance risks for the Bank. The Bank is not able to predict what the effect of the continued transition to SOFR or another alternative reference rate will have on the business, financial condition, and results of operations of the Bank.

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

We also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, state, local, sovereign, sub-sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the U.S. and global capital markets. Increases in the supply of competing debt products, such as an increase in the supply of Treasury securities, could negatively affect the demand for consolidated obligations and result in higher debt costs. Any of these factors could adversely affect the financial condition and results of operations of the Bank, as well as the value of FHLBank membership.

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

Regions in which the FHLBNY operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. Climate change is increasing the frequency, intensity, and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage our facilities or other properties, such as collateral that members have pledged to secure advances or mortgages, disrupt the business of our members, increase the probability of power or other outages, negatively affect the livelihood of borrowers of our members, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

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

Additionally, changes to the regulatory environment that affect FHLBanks’ investors and dealers of consolidated obligations, particularly changes related to capital and liquidity requirements and money market fund reforms, have affected, and will continue to affect, the FHLBanks’ ability to access the capital markets on acceptable terms. For example, the SEC’s implementation of money market fund reforms from 2010 to 2016 resulted in a significant increase in demand for U.S. government and agency debt, including the FHLBanks’ short-term consolidated obligations. The holding of the FHLBanks’ consolidated obligations by money market funds, as a percentage of the total outstanding consolidated obligations, generally increased as a result of these reforms until recent periods. While demand from this investor class benefited the FHLBanks’ ability to access short-term funding at attractive costs, this demand could change if money market investor risk and return preferences and money market regulatory requirements shift over time. A decrease in this demand could, due to the FHLBanks’ concentration in money market investors, lead to significant investor outflows and unfavorable market conditions. Policymakers and regulators in the U.S. have been examining potential policy measures intended to improve the resilience of money market funds and broader short-term funding markets in recent years, including in response to the market stress experienced by short-term funding markets in March 2020, amid the COVID-19 pandemic, and the SEC proposed additional money market fund reforms in December 2021, designed to improve the resilience and transparency of money market funds. As such, changes in regulatory requirements governing money market funds, including any reversal of prior money market fund reforms, could have a negative effect on FHLBank short term funding costs and adversely affect the financial condition and results of operations of the FHLBNY.

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

The FHLBNY makes significant use of business and financial models for managing, measuring, and monitoring different risks, including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions and products, and for financial reporting. Models use assumptions to project future trends and performance, including assumptions that historical data or experience can be relied upon as a basis for forecasting future events, and are inherently imperfect predictors of actual results.

Changes in business or financial models or in our underlying assumptions, judgments, or estimates may cause the results generated by the models to be materially different. If the models are not reliable, we could make poor business decisions, including poor asset and liability management decisions, which could result in an adverse financial effect on our business. Furthermore, strategies that we employ to manage the risks associated with the use of models may not be effective. The models used by us to determine the fair values of our assets and liabilities, including derivatives, may differ from the models used by the others. The use of different models or assumptions, as well as changes in market conditions, could result in materially different valuation estimates or other estimates even when similar or identical assets and liabilities are being measured, and could have materially different effects on our net income and retained earnings.

Failures of critical vendors and other third parties could disrupt the FHLBNY’s ability to conduct and manage our business.

The FHLBNY relies on vendors and other third parties, including cloud-based providers to perform certain critical services. The bank owns some of these systems and technology, and third parties own and provide to the Bank some of these systems and technology. A failure or interruption of one or more of those services, including as a result of breaches, cyber-attacks, system malfunctions or failures, or other technological risks, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, we could be constrained, disrupted, or otherwise negatively affected.

Failures at the Office of Finance could disrupt the FHLNY’s ability to conduct and manage their businesses.

The Office of Finance is a joint office of the FHLBanks established to facilitate, among other things, the issuance and servicing of consolidated obligations. Pursuant to FHFA regulations, the Office of Finance, in conjunction with the FHLBanks, has adopted policies and procedures for the purposes of facilitating and approving the issuance and servicing of consolidated obligations.

A failure or interruption of the Office of Finance’s services, including as a result of breaches, cyber-attacks, system malfunctions or failures, or other technological risks, could negatively affect the business operations of the FHLBNY, including disruptions to our access to funding through the sale of consolidated obligations. Although the Office of Finance has business continuity and security incident response plans in place, our funding and business operations could be constrained, disrupted, or otherwise negatively affected if the Office of Finance were not able to perform its functions for any period of time. Additionally, operational failures at the Office of Finance could also expose the Bank to the risk of a loss of data or confidential information or other harm, including reputational damage.

The inability to attract and retain skilled key personnel could adversely affect the business and operations of the FHLBNY.

The FHLBNY relies on all its employees to manage our business and conduct our operations. Competition for employees from within the financial services industry and from businesses outside the financial services industry, including the technology industry, continues to be a recruiting and retention challenge for certain positions. These challenges in 2022 stemmed in particular from the COVID-19 pandemic that brought about significant disruptions and changes to the U.S. labor market. As an example, we note that some candidates and employees are attracted to firms that provide for more flexible work arrangements, including the potential to work remotely on a full-time basis. Another retention challenge is the limited number of career paths available due to the relatively low number of employee headcount and our flat organizational structure.

For succession planning purposes, the FHLBNY has designated certain limited positions as “Key Positions” – positions which, in the judgment of senior management and the Board of Directors, have critical operational or strategic responsibilities. The FHLBNY’s Succession Plan is intended to help identify potential temporary replacements for employees who occupy Key Positions in the event of an unplanned vacancy. The Plan is also intended to help identify potential permanent replacements for those employees who occupy Key Positions and provide the Bank with long-term advance notice of their expected retirement. The failure to maintain an effective Succession Plan could adversely affect our business and operations.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

At December 31, 2022, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

Item 3.Legal Proceedings.

From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business. At the present time, there are no pending claims against the FHLBNY that are reasonably likely to have a material effect on the FHLBNY’s financial condition, results of operations or cash flows or that are otherwise reasonably likely to be material to the FHLBNY.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members. Stock may also be held by former members as a result of having been acquired by a non-member institution. We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1). There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At December 31, 2022, we had 327 members who held 63,877,004 shares of capital stock between them. At December 31, 2022, former members held 45,779 shares. At December 31, 2021, we had 332 members who held 45,007,849 shares of capital stock between them. At December 31, 2021, former members held 19,588 shares. Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2022			2021			2020
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$87,272		6.75%	$51,793		4.40%	$79,272		5.10%
August	64,649		5.50	59,496		4.60	95,491		5.60
May	52,852		4.75	62,154		4.75	85,950		5.90
February	48,820		4.36	70,856		5.00	87,799		6.35
	$253,593	(b)		$244,299	(b)		$348,512	(b)
(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $1.2 million, $0.1 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members and recorded as interest expense on mandatorily redeemable capital stock held by former members and is a charge to Net income. Dividends on capital stock held by members are accrued in the period they are declared and therefore not accrued at quarter-end. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned and is a direct charge to retained earnings.

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

(1)	Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2022, we had 9 housing associates as customers. Advances made to housing associates totaled $4.7 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

●	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
●	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
●	the Bank’s expectations relating to future balance sheet growth;
●	the LIBOR interest rate transition to other alternatives;
●	the Bank’s targets under the Bank’s retained earnings plan;
●	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and
●	the Bank’s statements related to reform legislation, including, without limitation, housing or government-sponsored enterprise legislation.

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A - Risk Factors and the risks set forth below:

●	changes in economic and market conditions, including the evolving risks relating to the current coronavirus pandemic;
●	changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (“COs”) of the FHLBanks;
●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;

●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;
●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics, acts of war (including, but not limited to, the war between Ukraine and Russia) or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s )	Description	Page(s)
	Selected Financial Data	35-37

1.1	Market Interest Rates	37

2.1	Financial Condition	43

2.2	Overview of LIBOR-indexed Instruments Outstanding	46

3.1 - 3.8	Advances	46-51

4.1 - 4.9	Investments	52-57

5.1 - 5.3	Mortgage Loans Held-for-Portfolio	57-59

6.1 - 6.10	Consolidated Obligations	60-64

6.11	FHLBNY Ratings	64

7.1 - 7.4	Capital	65-67

8.1 - 8.8	Derivatives Instruments and Hedging Activities	68-71

9.1 - 9.3	Liquidity	72-75

9.4 - 9.5	FHFA MBS Limits and Core Mission Achievement	75

10.1 - 10.11	Results of Operations	76-88

11.1	Assessments	88

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

Demand for Advances continued to grow dramatically in 2022 driven by the current economic environment, as members experience heightened deposit volatility, strong loan growth, and are enhancing liquidity positions.

During 2022, the Federal Reserve continued to raise interest rates with multiple rate hikes in an effort to combat inflation and also began to shrink its balance sheet with Quantitative Tightening. In addition, markets are experiencing increased volatility from government actions and geopolitical conflicts, such as the war between Ukraine and Russia. Continued market and economic uncertainties, including rising consumer prices, the level and volatility of interest rates and credit spreads may continue in 2023.

In January 2023, the United States reached its statutory debt limit and, since then, the U.S. Treasury has been taking extraordinary measures to prevent the United States from defaulting on its obligations. The failure by the U.S. government to adequately address its statutory debt limit in a timely manner, or continued uncertainty relating to the debt limit, could result in downgrades to the U.S. sovereign credit rating or outlook and cause significant harm to the U.S. economy and global financial stability. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. Future downgrades in credit ratings or outlook may result in higher funding costs, higher volatilities, or other disruptions in the FHLBanks’ access to capital markets.

COVID-19 and Business Continuity. We have continually monitored key COVID-19 metrics, including positive test percentages, overall new case numbers and hospital capacity, to help guide our decision-making since the onset of the pandemic in March 2020. We returned to the office on February 28, 2022 on a hybrid basis.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System (FHLBank System). On July 20, 2022, FHFA Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the FHFA would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the FHFA has held a series of public listening sessions and regional roundtable discussions and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the FHFA’s review and analysis will culminate in a written report. The report could involve recommendations for changes that are then implemented by statute, regulation or supervisory action, and the impact of such changes could potentially be significant to the Bank’s business model and operations.

2022 Financial Results

Net income — Net income for 2022 was $417.4 million, an increase of $151.9 million, or 57.2 percent, from net income of $265.5 million for 2021. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the costing yields on debt.

Net Interest Income — Net interest income for 2022 was $633.7 million, an increase of $93.1 million, or 17.2 percent, from $540.6 million for 2021. This increase was primarily attributed to an increase of $3.1 billion in average earning assets balances in 2022 compared with 2021, including an increase of $1.9 billion in average advances balances to $82.7 billion at December 31, 2022 up from $80.8 billion at December 31, 2021. In 2022, overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments. While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation short-term and floating-rate bonds. Net interest spread decreased to 39 basis points in 2022 compared to 43 basis points for 2021.

Return on average equity (ROE) for 2022 was 6.12 percent, compared to ROE of 3.89 percent for 2021.

Other income (loss) — Other income (loss) increased by $76.5 million, reporting a gain of $29.0 million in 2022 compared to a loss of $47.4 million in 2021. Primary drivers are summarized below:

●	Financial instruments carried at fair values — In 2022, FVO instruments reported valuation gains of $207.0 million. In 2021, FVO instruments reported fair value gains of $22.5 million.
●	Derivative activities reported a net increase to income in Other income of $182.0 million in 2022, compared to net income of $4.4 million in 2021. The gains included net fair value gains of $153.4 million in 2022 on Interest rate swaps in economic hedges and hedges of instruments designated under the Fair Value Option compared to net fair value gains of $65.7 million in 2021 on these instruments. The fair value gains on Interest rate swaps in economic hedges largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity. Swap interest accruals on standalone swaps reported net income of $29.7 million in 2022, compared to charges of $61.0 million in 2021.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $364.0 million and $101.4 million in 2022 and 2021, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net losses of $15.4 million compared to net gains of $9.8 million in 2021.

Other expenses were $199.1 million in 2022 compared to $203.7 million in 2021. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $46.5 million in 2022 compared to $29.5 million in 2021. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid in 2022 for a total of $5.34 per share of capital, compared to a total of $4.69 per share of capital in 2021.

Financial Condition — December 31, 2022 compared to December 31, 2021

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $157.4 billion at December 31, 2022 from $105.4 billion at December 31, 2021, an increase of $52.0 billion, or 49.4%. As of December 31, 2022, advances were $115.3 billion, an increase of $43.8 billion, or 61.2%, from $71.5 billion at December 31, 2021.

Cash at banks was $27.4 million at December 31, 2022, compared to $21.7 million at December 31, 2021.

Liquidity investments — Money market investments at December 31, 2022 were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $1.8 billion and $675.0 million at December 31, 2022 and December 31, 2021, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.1 billion and $5.8 billion at December 31, 2022 and December 31, 2021, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $6.0 billion at December 31, 2022 and $5.5 billion at December 31, 2021 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place, such as deposit liquidity and operational liquidity, and other liquidity buffers. We remain in compliance with the Advisory Bulletin and all liquidity regulations.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Advances — Par balances increased steadily during the year to $116.9 billion at December 31, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances increased by 115.2% to $24.7 billion at December 31, 2022, up from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 235.6% to $25.1 billion at December 31, 2022, compared to $7.5 billion at December 31, 2021. Given that advances are always well collateralized, a provision for credit loss was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $462.1 million and $589.5 million at December 31, 2022 and December 31, 2021, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.5 billion and $5.0 billion at December 31, 2022 and December 31, 2021, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at December 31, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.2 billion and $9.1 billion at December 31, 2022 and December 31, 2021, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.2 million on private-label MBS at December 31, 2022, slightly lower than the balance at December 31, 2021.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at December 31, 2022 and December 31, 2021. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at December 31, 2022, slightly lower than the balance at December 31, 2021.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $81.8 million at December 31, 2022 and $96.1 million at December 31, 2021.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.9 billion at December 31, 2022, a decrease of $0.3 billion from the balance at December 31, 2021. Unpaid principal balance of MAP loans stood at $221.1 million at December 31, 2022 compared to $156.7 million at December 31, 2021.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2022, were lower than December 31, 2021. Allowance for credit losses decreased to $1.9 million at December 31, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At December 31, 2022, actual risk-based capital was $8.5 billion, compared to required risk-based capital of $749.5 million. To support $157.4 billion of total assets at December 31, 2022, the minimum required total capital was $6.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At December 31, 2022 balance sheet leverage (based on U.S. GAAP) was 18.9 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2022	2021	2020	2019	2018
Investments (a)	$39,103	$30,898	$39,748	$56,892	$35,741
Advances	115,293	71,536	92,067	100,695	105,179
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,107	2,320	2,900	3,173	2,927
Total assets	157,391	105,358	136,996	162,062	144,381
Deposits and borrowings	1,027	1,321	1,753	1,194	1,063
Consolidated obligations, net
Bonds	85,498	54,829	69,716	78,764	84,154
Discount notes	61,793	42,197	57,659	73,959	50,640
Total consolidated obligations	147,291	97,026	127,375	152,723	134,794
Mandatorily redeemable capital stock	5	2	3	5	6
AHP liability	131	138	149	154	162
Capital
Capital stock	6,387	4,501	5,367	5,779	6,066
Retained earnings
Unrestricted	1,185	1,104	1,135	1,116	1,103
Restricted	911	827	774	685	591
Total retained earnings	2,096	1,931	1,909	1,801	1,694
Accumulated other comprehensive income (loss)	(136)	14	(20)	(48)	(13)
Total capital	8,347	6,446	7,256	7,532	7,747
Equity to asset ratio (c)	5.30%	6.12%	5.30%	4.65%	5.37%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2022	2021	2020	2019	2018
Investments (a)	$36,531	$35,959	$45,150	$45,725	$43,370
Advances	82,747	80,795	109,117	95,838	107,971
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,188	2,562	3,123	3,008	2,899
Total assets	123,207	120,488	158,811	145,506	154,795
Interest-bearing deposits and other borrowings	1,038	1,427	1,442	1,131	1,032
Consolidated obligations, net
Bonds	64,763	65,402	73,097	77,671	93,529
Discount notes	48,685	45,425	74,759	58,318	51,657
Total consolidated obligations	113,448	110,827	147,856	135,989	145,186
Mandatorily redeemable capital stock	23	2	4	6	14
AHP liability	131	148	155	159	147
Capital
Capital stock	4,969	4,896	6,129	5,545	6,166
Retained earnings
Unrestricted	1,113	1,114	1,119	1,091	1,076
Restricted	858	801	728	636	532
Total retained earnings	1,971	1,915	1,847	1,727	1,608
Accumulated other comprehensive income (loss)	(118)	20	(67)	(36)	16
Total capital	6,822	6,831	7,909	7,236	7,790

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Years ended December 31,
(dollars in millions, except earnings and dividends per share, and headcount)	2022	2021	2020	2019	2018
Net income	$417	$266	$442	$473	$560
Net interest income (d)	634	541	753	667	797
Dividends paid in cash (e)	252	244	348	366	417
AHP expense	46	29	49	52	62
Return on average equity (f)(i)	6.12%	3.89%	5.59%	6.53%	7.20%
Return on average assets (i)	0.34%	0.22%	0.28%	0.32%	0.36%
Net OTTI impairment losses	—	—	—	(1)	—
Other non-interest income (loss)	29	(48)	(51)	35	(24)
Total other income (loss)	29	(48)	(51)	34	(24)
Operating expenses (g)	169	166	170	151	127
Finance Agency and Office of Finance expenses	21	22	19	17	16
Total other expenses (j)	200	204	207	176	151
Operating expenses ratio (h)(i)	0.14%	0.14%	0.11%	0.10%	0.08%
Earnings per share	$8.40	$5.42	$7.22	$8.52	$9.09
Dividends per share	$5.34	$4.69	$5.74	$6.49	$6.66
Headcount (Full/part time) (k)	327	340	354	342	314
(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trust owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $1.9 million, $2.1 million, $7.1 million, $0.7 million and $0.8 million for the years ended December 31, 2022, 2021, 2020, 2019 and 2018.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.

(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Operating expenses include Compensation and Benefits.
(h)	Operating expenses as a percentage of Total average assets.
(i)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(j)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(k)	Head count at December 31, 2022 has decreased compared to December 31, 2021 as management eliminated certain open positions in an effort to manage expenses.

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2022 and 2021 (rates in percent):

Table 1.1Market Interest Rates

	December 31,
	2022	2021	2022	2021
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	1.88%	0.25%	4.50%	0.25%
Federal Funds Effective Rate (a)	1.68	0.08	4.33	0.07
1-Month LIBOR	1.92	0.10	4.39	0.10
3-Month LIBOR	2.40	0.16	4.77	0.21
2-Year U.S.Treasury	2.99	0.26	4.43	0.73
5-Year U.S.Treasury	3.00	0.85	4.00	1.26
10-Year U.S.Treasury	2.95	1.44	3.87	1.51
15-Year Residential Mortgage Note Rate	4.85	2.41	5.98	2.54
30-Year Residential Mortgage Note Rate	5.59	3.09	6.66	3.27

(a)Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.P.

During the year, the market rates continued to rise as the Federal Reserve initiated multiple rate hikes in an effort to combat inflation. In addition, the Federal Reserve decreased its holding of Treasuries and MBS securities in 2023.

Impact of general level of interest rates on the FHLBNY. The level of interest rates impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. We invest in Federal funds sold and repurchase agreements that typically are overnight investments. We also use derivatives to effectively change the repricing characteristics of a significant proportion of our advances and Consolidated obligation debt to match shorter-term benchmark interest rates or overnight indices (LIBOR, Federal funds effective rate and SOFR) that reprice at intervals of three month or as frequently as daily. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate, the overnight SOFR, and the 3-month LIBOR rate, has an impact on profitability.

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

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates, and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Summary of Significant Accounting Policies in this Form 10-K.

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

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2022:

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

Equity Investments — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available, and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

The expected loss framework was applied to develop credit loss provisions in 2022. For an understanding of credit loss methodologies under ASU 2016-13 in 2020 and incurred loss methodologies applied in prior years, see financial statements and notes thereto: Note 8. Held-to-Maturity Securities, Note 9. Advances, and Note 10. Mortgage Loans Held-for-Portfolio.

In 2022, net reversals of $193.5 thousand were recorded through earnings on mortgage loans, and net reversals of $32.4 thousand on certain held-to-maturity securities. No provisions for credit losses on advances were necessary in 2022, and no provision has been necessary in the history of the advance program.

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

Advances — We have policies and procedures in place to manage our credit risk effectively. Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on our advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate-related assets. We have never experienced a credit loss on an advance. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2022, 2021 and 2020. During the periods in this report, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

Mortgage Loans — MPF and MAP Programs. We have policies and procedures in place to manage our credit risk effectively. The standards included:

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

We assign a non-accrual status to a mortgage loan when the collection of the contractual principal or interest is doubtful or is 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see financial statements, Note 10. Mortgage Loans Held-for-portfolio. Also, see Tables 5.1 to 5.3 and accompanying discussions in this MD&A.

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

For more information about policies for our derivatives and hedging activities, see financial statements, Note 1. Summary of Significant Accounting Policies and Note 17. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report are summarized below.

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC proposed a new rule that would require the Bank to make specific climate-related disclosures in its periodic reports. The proposed rule would require the Bank to account for and disclose certain direct, indirect and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on its strategy, business model and outlook, disclose climate-event impacts, discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. The Bank is unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposal. Should the rule become final in its current form, the Bank anticipates a significant increase in its compliance costs given the complexity of these prospective obligations.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System (FHLBank System). On July 20, 2022, FHFA Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the FHFA would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the FHFA has held a series of public listening sessions and regional roundtable discussions and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the FHFA’s review and analysis will culminate in a written report. The report could involve recommendations for changes that are then implemented by statute, regulation or supervisory action, and the impact of such changes could potentially be significant to the FHLBanks’ business model and operations.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 24, 2023, the Financial Industry Regulatory Authority, Inc. (FINRA) filed a proposed rule change with the SEC, with immediate effect, further extending the implementation date from April 24, 2023 to October 25, 2023 of the margining requirements set by FINRA Rule 4210 dated July 29, 2022, for covered agency transactions. Once the margining requirements are effective, the Bank may be required to collateralize transactions that are covered agency transactions, which include to be announced transactions (TBAs).The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR (Secured Overnight Financing Rate) for certain contracts, to apply following the first London banking day after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLBank advances that have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the ISDA 2020 IBOR Fallbacks Protocol, For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR, in each case plus the applicable tenor spread adjustment specified in the Adjustable Interest Rate (LIBOR) Act. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Financial Condition

Table 2.1Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2022	December 31, 2021	dollar amount	percentage
Assets
Cash and due from banks	$27,420	$21,653	$5,767	26.63%
Interest-bearing deposits	1,750,000	675,000	1,075,000	159.26
Securities purchased under agreements to resell	4,245,000	1,200,000	3,045,000	253.75
Federal funds sold	9,470,000	7,230,000	2,240,000	30.98
Trading securities	7,113,419	5,821,380	1,292,039	22.19
Equity Investments	81,754	96,124	(14,370)	(14.95)
Available-for-sale securities	7,088,870	6,547,421	541,449	8.27
Held-to-maturity securities	9,354,048	9,328,665	25,383	0.27
Advances	115,292,876	71,536,402	43,756,474	61.17
Mortgage loans held-for-portfolio	2,106,969	2,319,864	(212,895)	(9.18)
Accrued interest receivable	437,823	123,258	314,565	255.21
Premises, software, and equipment	77,710	83,815	(6,105)	(7.28)
Operating lease right-of-use assets	60,338	65,624	(5,286)	(8.05)
Derivative assets	163,921	297,504	(133,583)	(44.90)
Other assets	121,341	11,632	109,709	943.17
Total assets	$157,391,489	$105,358,342	$52,033,147	49.39%

Liabilities
Deposits
Interest-bearing demand	$1,015,991	$1,283,072	$(267,081)	(20.82)%
Non-interest-bearing demand	10,946	38,166	(27,220)	(71.32)
Total deposits	1,026,937	1,321,238	(294,301)	(22.27)

Consolidated obligations
Bonds	85,497,755	54,829,401	30,668,354	55.93
Discount notes	61,792,989	42,197,259	19,595,730	46.44
Total consolidated obligations	147,290,744	97,026,660	50,264,084	51.80

Mandatorily redeemable capital stock	4,578	1,959	2,619	133.69

Accrued interest payable	370,456	126,990	243,466	191.72
Affordable Housing Program	131,394	137,638	(6,244)	(4.54)
Derivative liabilities	15,333	36,512	(21,179)	(58.01)
Other liabilities	131,360	182,466	(51,106)	(28.01)
Operating lease liabilities	73,304	79,026	(5,722)	(7.24)
Total liabilities	149,044,106	98,912,489	50,131,617	50.68
Capital	8,347,383	6,445,853	1,901,530	29.50
Total liabilities and capital	$157,391,489	$105,358,342	$52,033,147	49.39%

Balance Sheet overview December 31, 2022 and December 31, 2021

Total assets increased to $157.4 billion at December 31, 2022 from $105.4 billion at December 31, 2021, an increase of $52.0 billion, or 49.4%.

Cash at banks was $27.4 million at December 31, 2022, compared to $21.7 million at December 31, 2021.

Money market investments at December 31, 2022 were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. At December 31, 2021, money market investments were $7.2 billion in federal funds sold and $1.2 billion in overnight resale agreements. Federal funds sold averaged $11.6 billion and 11.2 billion in 2022 and 2021, respectively. Resale agreements averaged $74.0 million and $620.0 million in 2022 and 2021, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $1.8 billion and $675.0 million at December 31, 2022 and December 31, 2021, respectively.

Advances — Par balances increased steadily during the year to $116.9 billion at December 31, 2022, compared to $71.2 billion at December 31, 2021. Short-term fixed-rate advances increased by 115.2% to $24.7 billion at December 31, 2022, up from $11.5 billion at December 31, 2021. ARC advances, which are adjustable-rate borrowings, increased by 235.6% to $25.1 billion at December 31, 2022, compared to $7.5 billion at December 31, 2021.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $462.1 million at December 31, 2022 and $589.5 million at December 31, 2021. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $5.5 billion at December 31, 2022 and $5.0 billion at December 31, 2021. We acquired $1.6 billion (par) of fixed-rate GSE-issued MBS in 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at December 31, 2022 and $1.0 billion at December 31, 2021.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $9.2 billion at December 31, 2022 and $9.1 billion at December 31, 2021. We acquired $1.6 billion (par) of fixed-rate GSE-issued MBS in 2022.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at December 31, 2022 and December 31, 2021.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2022, trading investments were $7.1 billion in U.S. Treasury securities. At December 31, 2021, trading investments were $5.8 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own a grantor trust that invests in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $81.8 million at December 31, 2022 and $96.1 million at December 31, 2021.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.9 billion at December 31, 2022, a decrease of $0.3 billion from the balance at December 31, 2021. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $221.1 million at December 31, 2022, an increase of $64.3 million from the balance at December 31, 2021. Paydowns for the total portfolio for twelve months ended December 31, 2022 were $285.2 million compared to $775.5 million for the same period in 2021. Acquisitions for the twelve months ended December 31, 2022 were $79.2 million compared to $204.4 million for the same period in 2021. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are declining, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2022 were lower than December 31, 2021. Allowance for credit losses decreased to $1.9 million at December 31, 2022 compared to $2.1 million at December 31, 2021.

Capital ratios — Our capital position remains strong. At December 31, 2022, actual risk-based capital was $8.5 billion, compared to required risk-based capital of $749.5 million. To support $157.4 billion of total assets at December 31, 2022, the minimum required total capital was $6.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.2 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2022, balance sheet leverage (based on U.S. GAAP) was 18.9 times shareholders’ equity. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2022 included $23.2 million as demand cash balances at the FRBNY, $13.7 billion in short-term and overnight investments in the federal funds and resale agreements, and $6.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

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

We are actively engaged in transitioning our LIBOR-indexed swaps and cash instruments to SOFR. We have successfully transitioned $9.3 billion of advance derivative hedges from 2020 to 2022. We have successfully transitioned $0.9 billion of securities from LIBOR to SOFR in 2021 and 2022.

The following data provides an overview of LIBOR-indexed instruments outstanding at December 31, 2022 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 2.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
Maturing after June 30, 2023	December 31, 2022
LIBOR indexed Derivatives (notionals)	$3,786,980
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,312,309
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$14,700
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,155,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank. When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership, and we may not offer renewals or additional advances to the former members. If maturing advances are not replaced, it may have an impact on business volume.

Interest rate hedging and basis adjustments — A significant percentage of fixed-rate, longer-term advances and all putable advances were designated under an ASC 815 fair value accounting hedge. Also, certain advances were hedged by interest rate swaps in economic hedges. From time to time, we have also elected the fair value option (FVO) on an instrument-by- instrument basis for advances.

Carrying values of advances outstanding were $115.3 billion at December 31, 2022 and $71.5 billion at December 31, 2021. Carrying values included cumulative hedging basis adjustment losses of $1.6 billion at December 31, 2022 and gains of $0.3 billion at December 31, 2021.

Table 3.1Advance Trends

Advance Trends

180
160
140
120
100
80
60
40
20
-
Total Assets
$157.4
Advances par amounts
$116.9
Dec
Mar
Jun
Sept
Dec
Mar
Jun
Sept
Dec
2020
2021
2022
(in billions)

Member demand for advance products

Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses

Our regulator, the Federal Housing Finance Agency (FHFA), has a tangible capital requirement on member commercial banks and credit unions that differs from their primary regulators’ definition. The FHFA also has a tangible capital requirement for insurance company members and uses the same definition as the applicable state insurance company regulators. If a member has negative tangible capital, primarily as a result of negative fair value marks on investment securities held as ‘Available for Sale’ due to a rise in interest rates, the Bank is not permitted to extend a new advance, unless the member’s appropriate federal banking agency or state insurance regulator requests in writing that the Bank make such advance. Further, advance renewals to this member would be limited to a maximum term of 30 days; the 30 day renewals may continue unless we are directed in writing by the member’s primary regulator to stop. At this time, only a few of our members may not be meeting the FHFA’s tangible capital requirements. While this issue is not viewed as a material risk to the Bank, it is possible that the Bank may lose some advance business to other liquidity providers in cases where FHFA tangible capital violations occur or appear imminent. The Bank’s business reputation with its members and our reputation as a reliable provider of liquidity with our members' primary regulators may also be harmed. The Bank continues to monitor this situation, including the impact of rising interest rates on our members’ tangible capital and any future actions that the regulators may take.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2Advances by Product Type

	December 31, 2022		December 31, 2021
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$25,063,390	21.43%	$7,468,000	10.49%
Fixed Rate Advances	54,523,869	46.64	47,466,196	66.65
Short-Term Advances	24,674,722	21.10	11,468,580	16.10
Mortgage Matched Advances	78,639	0.07	112,215	0.16
Overnight & Line of Credit (OLOC) Advances	9,231,475	7.89	959,752	1.35
All other categories	3,357,759	2.87	3,740,423	5.25
Total par value	116,929,854	100.00%	71,215,166	100.00%
Advance discounts	(2,083)		(160)
Hedge valuation basis adjustments	(1,634,895)		321,396
Total	$115,292,876		$71,536,402

Member Pledged Collateral

Member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY. Eligible collateral includes: (1) one-to-four-family mortgages; (2) multi-family & commercial real estate mortgages; (3) Treasury and U.S. government agency securities; (4) private label commercial mortgage-backed securities; and (5) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value, can be liquidated in due course, and the Bank has the ability to perfect its security interest. The FHLBNY also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members. The FHLBNY’s loan and collateral agreements give the Bank security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. FHLBNY may supplement this security interest by imposing additional collateral delivery requirements on our member borrowers based on the overall financial strength of the member.

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

The following table summarizes pledged collateral (in thousands):

Table 3.3Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
December 31, 2022	$116,929,854	$22,790,754	$139,720,608	$338,641,587	$81,962,704	$420,604,291
December 31, 2021	$71,215,166	$20,606,819	$91,821,985	$320,683,186	$63,956,008	$384,639,194
(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
December 31, 2022	$82,658,830	$337,945,461	$420,604,291
December 31, 2021	$64,690,246	$319,948,948	$384,639,194

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5Advances by Interest-Rate Payment Terms

	December 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$90,424,460	77.33%	$63,744,666	89.51%
Variable-rate (b)	26,505,390	22.67	7,470,500	10.49
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	4	—	—	—
Total par value	116,929,854	100.00%	71,215,166	100.00%
Advance discounts	(2,083)		(160)
Hedge valuation basis adjustments	(1,634,895)		321,396
Total	$115,292,876		$71,536,402
(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2022, with only 6.5% of advances in the remaining maturity bucket of greater than 5 years (16.1% at December 31, 2021). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 3.6Advances by Redemption Term

	December 31, 2022		December 31, 2021		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$61,444,708	52.55%	$33,315,184	46.78%	$28,129,524	84.43%
Due after 1 year through 3 years	14,399,676	12.31	13,672,643	19.20	727,033	5.32
Due after 3 years through 5 years	6,405,303	5.48	5,981,524	8.40	423,779	7.08
Due after 5 years through 15 years	4,085,973	3.49	2,892,046	4.06	1,193,928	41.28
Thereafter	161	—	303	—	(142)	(47.01)
Total principal amount	86,335,821	73.83	55,861,700	78.44	30,474,120	54.55

Fixed-rate, putable
Due in 1 year or less	—	—	1,000	—	(1,000)	(100.00)
Due after 1 year through 3 years	—	—	158,000	0.22	(158,000)	(100.00)
Due after 3 years through 5 years	1,505,000	1.29	14,250	0.02	1,490,750	NM
Due after 5 years through 15 years	2,505,000	2.14	7,597,500	10.67	(5,092,500)	(67.03)
Thereafter	—	—	—	—	—	NM
Total principal amount	4,010,000	3.43	7,770,750	10.91	(3,760,750)	(48.40)

Variable-rate
Due in 1 year or less	21,493,000	18.38	5,639,500	7.92	15,853,500	NM
Due after 1 year through 3 years	3,792,390	3.24	524,000	0.74	3,268,390	NM
Due after 3 years through 5 years	220,000	0.19	207,000	0.29	13,000	6.28
Due after 5 years through 15 years	1,000,000	0.86	1,000,000	1.40	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	26,505,390	22.67	7,370,500	10.35	19,134,890	NM

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	100,000	0.14	(100,000)	(100.00)
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	100,000	0.14	(100,000)	(100.00)

Other (b)
Due in 1 year or less	33,362	0.03	47,177	0.07	(13,816)	(29.28)
Due after 1 year through 3 years	28,356	0.02	49,630	0.07	(21,274)	(42.86)
Due after 3 years through 5 years	11,459	0.01	11,663	0.02	(204)	(1.75)
Due after 5 years through 15 years	4,985	0.01	3,014	—	1,971	65.40
Thereafter	477	—	732	—	(255)	(34.90)
Total principal amount	78,639	0.07	112,216	0.16	(33,578)	(29.92)

Overdrawn and overnight deposit accounts	4	—	—	—	4	NM

Total principal amount advances	116,929,854	100.00%	71,215,166	100.00%	45,714,687	64.19%
Other adjustments, net (c)	(1,636,978)		321,236		(1,958,214)

Total advances	$115,292,876		$71,536,402		$43,756,473
(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.

(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM— Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 3.7Hedged Advances by Type

Par Amount	December 31, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullets (a)	$39,392,241	$29,279,507
Fixed-rate putable (b)	4,010,000	7,770,750
Fixed-rate with embedded cap	350,000	360,000
Total qualifying hedges	$43,752,241	$37,410,257

Aggregate par amount of advances hedged (c)	$44,070,441	$40,560,257
Fair value basis (hedging adjustments)	$(1,634,895)	$321,396
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (historically LIBOR, and now Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2022 there was no basis swaps outstanding. At December 31, 2021, notional amounts of basis swaps was $3.1 billion. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8Putable and Callable Advances

	Advances
Par Amount	December 31, 2022	December 31, 2021
Putable (a)	$4,010,000	$7,770,750
No-longer putable/callable	$—	$—
(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trust, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2022	2021	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,109,029	$998,637	$110,392	11.05%
Held-to-maturity securities, at carrying value, net	177,117	184,886	(7,769)	(4.20)
Total HFA securities	1,286,146	1,183,523	102,623	8.67

Trading securities (b)	7,113,419	5,821,380	1,292,039	22.19
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	5,979,841	5,548,784	431,057	7.77
Held-to-maturity securities, at carrying value, net (c)	9,176,931	9,143,779	33,152	0.36
Total MBS securities	15,156,772	14,692,563	464,209	3.16

Equity investments in Grantor trust (d)	81,754	96,124	(14,370)	(14.95)
Interest-bearing deposits	1,750,000	675,000	1,075,000	159.26
Securities purchased under agreements to resell	4,245,000	1,200,000	3,045,000	253.75
Federal funds sold	9,470,000	7,230,000	2,240,000	30.98

Total Investments	$39,103,091	$30,898,590	$8,204,501	26.55%
(a)	State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were acquisitions of $308.0 million of AFS State and local housing finance agency bonds for the twelve months ending December 31, 2022 and paydowns were $0.2 billion in the AFS portfolio and $7.8 million in the HTM portfolio for the same period. During the second quarter of 2021, we reclassified $0.9 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.
(b)	Trading securities comprised of U.S. Treasury securities at December 31, 2022 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $5.0 billion par of U.S. Treasury notes in 2022.
(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued. During the second quarter of 2021, we reclassified $0.5 billion of LIBOR-indexed held-to-maturity securities to available-for-sale as a one-time election in accordance with ASC 848 Reference Rate Reform.

(d)	Funds in the grantor trust are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2Investment Debt Securities Issuer Concentration

	December 31, 2022			December 31, 2021
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,099,507	$2,071,390	25.15%	$2,565,768	$2,594,055	39.80%
Freddie Mac	13,001,618	12,604,915	155.76	12,053,895	12,390,599	187.00
Ginnie Mae	7,477	7,477	0.09	9,349	9,349	0.15
All Others - PLMBS	48,170	52,016	0.58	63,551	71,422	0.99
Non-MBS, net (b)	1,286,146	1,272,277	15.41	1,183,523	1,166,270	18.36
Total Investment Debt Securities	$16,442,918	$16,008,075	196.98%	$15,876,086	$16,231,695	246.30%

Categorized as:

Available-for-Sale Securities	$7,088,870	$7,088,870		$6,547,421	$6,547,421

Held-to-Maturity Securities, net	$9,354,048	$8,919,205		$9,328,665	$9,684,274

(a)Carrying values include fair values for AFS securities.

(b)Non-MBS — Includes Housing finance agency bonds.

(c)Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 4.3External Rating of the Held-to-Maturity Portfolio

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$140	$9,128,951	$35,898	$382	$11,560	$9,176,931
State and local housing finance agency obligations	—	175,974	1,143	—	—	177,117

Total Long-term securities	$140	$9,304,925	$37,041	$382	$11,560	$9,354,048

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$229	$9,082,287	$48,055	$616	$12,592	$9,143,779
State and local housing finance agency obligations	—	183,330	1,556	—	—	184,886

Total Long-term securities	$229	$9,265,617	$49,611	$616	$12,592	$9,328,665

See footnotes (a) and (b) under Table 4.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4External Rating of the Available-for-Sale Portfolio

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,979,841	$—	$—	$—	$5,979,841
State and local housing finance agency obligations	14,622	1,093,657	—	750	—	1,109,029
Total Long-term securities	$14,622	$7,073,498	$—	$750	$—	$7,088,870

	December 31, 2021
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,548,784	$—	$—	$—	$5,548,784
State and local housing finance agency obligations	18,951	977,507	—	2,179	—	998,637
Total Long-term securities	$18,951	$6,526,291	$—	$2,179	$—	$6,547,421

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2022		December 31, 2021
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$375,711	3.04%	$622,150	2.63%
Due after one year through five years	5,610,679	3.36	4,120,381	2.47
Due after five years through ten years	7,654,366	2.83	8,002,850	2.51
Due after ten years	1,750,120	3.80	1,793,274	1.46
Total Mortgage-backed securities	$15,390,876	3.14%	$14,538,655	2.37%

(a)Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

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

Table 4.6Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	December 31, 2022	December 31, 2021
Current face value of hedged CMBS	$4,787,741	$3,190,361
Partial-term hedge face value of hedged CMBS	$4,263,000	$2,859,000
Cumulative basis adjustment gains (losses)	$(575,104)	$(30,667)
Interest rate swap contracts (par)	$4,263,000	$2,859,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $4.2 billion at December 31, 2022 and $1.2 billion at December 31, 2021. Resale agreements averaged $74.0 million and $620.0 million in 2022 and 2021, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.5 billion at December 31, 2022, and $7.2 billion at December 31, 2021, and averaged $11.6 billion and $11.2 billion in 2022 and 2021, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2022		December 31, 2021		Year ended December 31, 2022		Year ended December 31, 2021
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at
Counterparties	Rating	Rating	Rating	Rating	Balance	period end	Balance	period end
Australia	AA-	AA3	AA-	AA3	$1,803,178	$2,045,000	$1,635,488	$1,645,000
Austria	A+	A2	A+	A2	918,162	—	825,964	—
Canada	A to AA-	A3 to AA2	A to AA-	A3 to AA2	3,841,452	4,255,000	2,683,238	4,130,000
Finland	AA-	AA3	AA-	AA3	1,483,137	2,045,000	1,459,808	950,000
France	A to A+	A1 to AA3	A to A+	A1 to AA3	497,855	500,000	833,806	—
Germany	A-	A1	A-	A2	114,205	—	31,197	—
Netherlands	A+	AA2	A+	AA2	894,247	625,000	797,943	505,000
Norway	AA-	AA2	AA-	AA2	141,699	—	712,112	—
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	236,959	—	745,280	—
Switzerland	A-	A3	A+	A1	217,109	—	493,452	—
UK	A	A1	A	A1	1,049,658	—	862,537	—

Subtotal					11,197,661	9,470,000	11,080,825	7,230,000

USA	A to AA-	A3 to AA2	A to AA-	A2 to AA2	448,110	—	155,797	—
Total					$11,645,771	$9,470,000	$11,236,622	$7,230,000
(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties have less demand at year-end than during the year.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8Trading Securities

	Trading Securities
	December 31, 2022	December 31, 2021
Par value	$7,675,925	$5,850,925
Amortized cost	$7,486,397	$5,835,212
Carrying/Fair value	$7,113,419	$5,821,380

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2022	December 31, 2021
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$7,675,925	$5,850,925
Par amounts of interest rate swaps	$7,775,925	$5,850,925

(a)Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.1 billion at December 31, 2022, a decrease of $0.2 billion (net of acquisitions and paydowns) from the balance at December 31, 2021. Mortgage loan balances declined due to loan prepayments. During 2022, the Bank purchased $79.2 million of mortgage loans from members and paydowns of $285.2 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at December 31, 2022 were lower than December 31, 2021. Allowance for credit losses was $1.9 million at December 31, 2022, and $2.1 million at December 31, 2021.

Mortgage Partnership Finance Program — We invested in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institution (PFI). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans. The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the MAP as a secondary market outlet for PFI members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

In response to the COVID-19 pandemic, the Federal Government and various states have taken certain actions to allow the Federal Home Loans Banks to provide various forms of relief in response to the effects of the pandemic. These measures include forbearance and modification for MPF program loans. Loans under these agreements were not material at December 31, 2022. We are continuing to apply our policies, and not delaying the recognition of charge-offs, delinquencies, and nonaccruals status for the borrowers who would have otherwise moved into past due or nonaccruals status.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1MPF by Conventional and Insured Loans

	December 31, 2022	December 31, 2021
Federal Housing Administration and Veteran Administration insured loans	$139,015	$160,716
Conventional loans	1,743,571	1,999,543
Allowance for credit losses on mortgage loans	(1,665)	(1,956)
MPF loans held-for-portfolio, net (a)	$1,880,921	$2,158,303
(a)	Balances represent MPF portfolio; MAP portfolio balance of $226.0 million as of December 31, 2022 and $161.6 million as of December 31, 2021 were not included.

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

Table 5.2Geographic Concentration of MPF Loans

	December 31, 2022		December 31, 2021
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.6%	68.9%	73.2%	68.0%

(a)MAP loans were not included in the above calculation.

Table 5.3Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	December 31, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$179,424	9.67%
Bethpage Federal Credit Union	146,068	7.87
Citizens Bank, N.A. (a)	132,105	7.12
Webster Bank, N.A. (b)	124,915	6.73
Manasquan Bank	102,641	5.54
All Others	1,169,975	63.07
Total (c)	$1,855,128	100.00%

	December 31, 2021
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$195,737	9.20%
Bethpage Federal Credit Union	164,021	7.71
Investors Bank	157,304	7.39
Sterling National Bank	143,790	6.76
Manasquan Bank	116,256	5.46
All Others	1,350,691	63.48

Total(c)	$2,127,799	100.00%
(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	MAP unpaid principal balances of $221.1 million as of December 31, 2022 and $156.7 million as of December 31, 2021 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $147.3 billion and $97.0 billion at December 31, 2022 and December 31, 2021, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $85.5 billion (par, $87.5 billion) at December 31, 2022, compared to $54.8 billion (par, $54.5 billion) at December 31, 2021. The carrying value of Consolidated obligation discount notes outstanding was $61.8 billion at December 31, 2022 and $42.2 billion at December 31, 2021.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $33.0 billion at December 31, 2022 and $4.8 billion at December 31, 2021.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1CO Bonds by Type

	December 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$30,482,290	34.83%	$31,907,580	58.53%
Fixed-rate, callable	18,676,130	21.34	12,993,130	23.84
Step Up, callable	5,374,000	6.14	4,799,000	8.80
Floating rate, callable	250,000	0.29	1,265,000	2.32
Single-index floating rate	32,733,000	37.40	3,550,000	6.51
Total par value	87,515,420	100.00%	54,514,710	100.00%

Bond premiums	123,477		152,601
Bond discounts	(26,341)		(23,563)
Hedge valuation basis adjustments (a)	(2,015,128)		77,048
Hedge basis adjustments on de-designated hedges (b)	114,430		125,091
FVO (c) - valuation adjustments and accrued interest	(214,103)		(16,486)
Total Consolidated obligation-bonds	$85,497,755		$54,829,401

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our benchmarks are LIBOR, SOFR-OIS and Federal Funds-OIS, although we are actively transitioning away from LIBOR. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $2.0 billion at December 31, 2022 and losses of $77.0 million at December 31, 2021. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 6.2CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2022	December 31, 2021
Qualifying hedges
Fixed-rate bullet bonds	$16,995,505	$15,333,890
Fixed-rate callable bonds	22,614,130	16,488,130
	$39,609,635	$31,822,020

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 6.3CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2022	December 31, 2021
Bonds designated under FVO	$4,373,965	$7,402,560

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 6.4Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2022	December 31, 2021
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$250,000
Fixed-rate bonds (b)	15,000	220,000
	$15,000	$470,000
(a)	Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and SOFR-OIS. With the execution of basis hedges, certain floating-rate bonds were swapped in economic hedges to indices (SOFR-OIS and Federal Funds-OIS) that met our asset/liability interest rate risk management objectives, mitigating the basis risk between the index attached to the debt and the target benchmark.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5CO Bonds — Maturity or Next Call Date

	December 31, 2022		December 31, 2021
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of maturity or next call date
Due or callable in one year or less	$63,600,290	72.67%	$37,107,475	68.07%
Due or callable after one year through two years	11,586,805	13.24	6,990,160	12.82
Due or callable after two years through three years	3,061,985	3.50	2,331,385	4.28
Due or callable after three years through four years	3,164,905	3.62	2,013,085	3.69
Due or callable after four years through five years	1,487,435	1.70	1,825,905	3.35
Thereafter	4,614,000	5.27	4,246,700	7.79
Total par value	$87,515,420	100.00%	$54,514,710	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2022	December 31, 2021
Callable	$24,300,130	$19,057,130
Non-Callable	$63,215,290	$35,457,580

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7Discount Notes Outstanding

	December 31, 2022	December 31, 2021
Par value	$62,295,735	$42,204,430
Amortized cost	$61,832,418	$42,197,683
Hedge value basis adjustments (a)	(39,088)	(424)
Hedge basis adjustments on de-designated hedges (b)	(341)	—
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$61,792,989	$42,197,259
Weighted average interest rate	3.97%	0.06%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $34.6 billion and $3.4 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2022 and December 31, 2021, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2022 and December 31, 2021.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 6.8Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2022	December 31, 2021
Discount notes hedged under qualifying hedge	$34,626,552	$3,374,841

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.9Economic Hedges of Discount Notes

Consolidated Obligation
Discount Notes
Par Amount	December 31, 2022
Discount notes designated as economic hedges (a)	$13,940,198
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments. No CO discount notes were outstanding at December 31, 2021 for economic hedges.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.10Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2022	December 31, 2021
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,693,000
(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The original maturities of the interest rate swaps typically ranged from 10-15 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to a variable-rate instrument. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at December 31, 2022 and December 31, 2021.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2023.

Table 6.11FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2022	February 28, 2023	AA+/A-1+	Stable/Affirmed	February 28, 2023	AAA/P-1	Stable/Affirmed

2021	December 10, 2021	AA+/A-1+	Stable/Affirmed	December 27, 2021	AAA/P-1	Stable/Affirmed

2020	July 21, 2020	AA+/A-1+	Stable/Affirmed	December 23, 2020	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $370.5 million at December 31, 2022 and $127.0 million at December 31, 2021. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $131.4 million at December 31, 2022 and $182.5 million at December 31, 2021. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1Stockholders’ Capital

	December 31, 2022	December 31, 2021
Capital Stock (a)	$6,387,701	$4,500,785
Unrestricted retained earnings (b)	1,185,112	1,103,585
Restricted retained earnings (c)	910,855	827,380
Accumulated Other Comprehensive Income (Loss)	(136,285)	14,103
Total Capital	$8,347,383	$6,445,853
(a)	Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement (Capital Agreement).
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2022 has grown to $910.9 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at December 31, 2022 was $1.3 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $910.9 million at December 31, 2022. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 7.2Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2022	December 31, 2021
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(998)	$(1,586)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(808,772)	125,170
Net Fair value hedging gains (losses) on available-for-sale securities (b)	575,104	30,667
Net Cash flow hedging gains (losses) (c)	102,200	(101,499)
Employee supplemental retirement plans (d)	(3,819)	(38,649)
Total Accumulated other comprehensive income (loss)	$(136,285)	$14,103
(a)	Represents cumulative unamortized non-credit losses (also referred to as non-credit OTTI) recorded prior to the application of the framework under ASU 2016-13. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.
(b)	Net unrealized losses of $808.8 million at December 31, 2022 and net unrealized gains of $125.2 million at December 31, 2021, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $575.1 million at December 31, 2022 and $30.7 million at December 31, 2021, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero if hedges are allowed to mature.
(c)	Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Roll forward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands): Gains/(losses) are recorded in AOCI.

Table 7.3AOCI Roll forward due to ASC 815 Hedging Programs

	December 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	198,069	(805)	544,437
Amount reclassified	—	1,190	—
Fair Value - closed contract	—	5,245	—
Ending balance	$103,468	$(1,268)	$575,104

Notional amount of swaps outstanding	$1,608,000	$54,005	$4,263,000

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000

	December 31, 2020
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(89,083)	$(5,433)	$(11,593)
Changes in fair values (a)	(109,411)	(1,109)	(32,459)
Amount reclassified	—	1,352	—
Fair Value - closed contract	—	(3,520)	—
Ending balance	$(198,494)	$(8,710)	$(44,052)

Notional amount of swaps outstanding	$2,139,000	$—	$1,134,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4Dividends Paid and Payout Ratios

	Twelve months ended
	December 31,	December 31,
	2022	2021
Cash dividends paid per share	$5.34	$4.69
Dividends paid (a)(c)	$252,374	$244,172
Pay-out ratio (b)	60.47%	91.96%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2022 and December 31, 2021:

Table 8.1Derivative Hedging Strategies — Advances

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$39,392	$29,279
		Economic	$318	$100
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$4,010	$7,771
Pay-fixed with embedded features, receive-float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair Value	$350	$360
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	$—	$3,050

Table 8.2Derivative Hedging Strategies — Investments

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$4,263	$2,859
		Economic	$7,776	$5,851

Table 8.3Derivative Hedging Strategies — Consolidated Obligation Bonds

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$16,996	$15,334
		Economic	$4,374	$7,403
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$22,614	$16,488
		Economic	$15	$220
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable-rate to a different variable-rate index.	Economic	$—	$250
Forward-starting interest rate swap	Locks in the cost of funding on anticipated issuance of debt.	Cash Flow	$54	$—

Table 8.4Derivative Hedging Strategies — Consolidated Obligation Discount Notes

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$34,627	$3,375
		Economic	$13,940	$—
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest-rate sensitivity.	Cash Flow	$1,608	$1,693

Table 8.5Derivative Hedging Strategies — Balance Sheet

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$11,415	$—
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$11,415	$—
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$800	$800

Table 8.6Derivative Hedging Strategies — Intermediation

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$66	$158

Table 8.7Derivative Hedging Strategies — Stand-Alone

			December 31, 2022	December 31, 2021
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$10	$9

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

Our credit exposures (derivatives in a net gain position) were to highly rated counterparties and Derivative Clearing Organizations (DCO) that met our credit quality standards. Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members. For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8Derivatives Counterparty Credit Ratings

	December 31, 2022
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$699,583	$10,718	$(10,120)	$598	$—	$598
Cleared derivatives assets (d)	129,067,443	31,373	—	31,373	549,089	580,462
	129,767,026	42,091	(10,120)	31,971	549,089	581,060
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	9,654,020	(246,420)	376,180	129,760	(108,760)	21,000
Triple B liability (c)	6,035,000	(187,781)	189,970	2,189	—	2,189
Cleared derivatives liability (d)	839,545	—	—	—	27,667	27,667
	16,528,565	(434,201)	566,150	131,949	(81,093)	50,856
Total derivative positions with non-member counterparties to which the Bank had credit exposure	146,295,591	(392,110)	556,030	163,920	467,996	631,916
Delivery commitments
Derivative position with delivery commitments	9,837	1	—	1	(1)	—
Total derivative position with members	9,837	1	—	1	(1)	—
Total	$146,305,428	$(392,109)	$556,030	$163,921	$467,995	$631,916
Derivative positions without credit exposure	27,737,130
Total notional	$174,042,558

	December 31, 2021
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$4,182,000	$50,094	$73,000	$123,094	$(112,659)	$10,435
Cleared derivatives assets (d)	4,191,067	743	—	743	33,859	34,602
	8,373,067	50,837	73,000	123,837	(78,800)	45,037
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	699,000	(6,478)	6,540	62	—	62
Triple B liability (c)	3,203,000	(167,564)	168,000	436	—	436
Cleared derivatives liability(d)	62,389,522	(3,951)	173,946	169,995	333,251	503,246
	66,291,522	(177,993)	348,486	170,493	333,251	503,744
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,664,589	(127,156)	421,486	294,330	254,451	548,781
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	79,000	3,165	—	3,165	(3,165)	—
Delivery commitments
Derivative position with delivery commitments	8,573	9	—	9	(9)	—
Total derivative position with members	87,573	3,174	—	3,174	(3,174)	—
Total	$74,752,162	$(123,982)	$421,486	$297,504	$251,277	$548,781
Derivative positions without credit exposure	20,247,014
Total notional	$94,999,176
(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $576.8 million and $367.1 million in marketable securities as collateral at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 we did not pledge cash as collateral. At December 31, 2021, we had pledged $173.9 million in cash as collateral.

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

Table 9.1Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2022	$887	$90,794	$89,907
September 30, 2022	942	77,479	76,537
June 30, 2022	1,125	65,038	63,913
March 31, 2022	1,199	60,522	59,323
December 31, 2021	1,301	58,192	56,891

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2022	$6,990	$32,666	$25,676
September 30, 2022	5,373	29,470	24,097
June 30, 2022	3,711	27,171	23,460
March 31, 2022	2,944	27,048	24,104
December 31, 2021	4,174	23,534	19,360

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2022	$2,269	$29,280	$27,011
September 30, 2022	2,265	26,522	24,257
June 30, 2022	2,309	24,717	22,408
March 31, 2022	1,881	24,382	22,501
December 31, 2021	1,115	21,023	19,908

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

Cash flows

Cash and due from Banks was $27.4 million at December 31, 2022 and $21.7 million at December 31, 2021. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $2.3 billion in net cash inflows in the twelve months ended December 31, 2022, compared to inflows of $0.9 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $417.4 million in the twelve months ended December 31, 2022 and $265.5 million in the same period in 2021; (b) Derivatives and hedging activities provided $1.3 billion in cash flows in the twelve months ended December 31, 2022, compared to $0.6 billion in cash flows in 2021; and (c) Positive adjustments to operating cash flows of $364.0 million to recognize unrealized valuation losses on U.S. Treasury securities at December 31, 2022, compared to $101.4 million in 2021.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $55.9 billion in net cash outflows in the twelve months ended December 31, 2022, compared to $28.6 billion in net cash inflows in 2021. In the twelve months ended December 31, 2022, we acquired $4.8 billion of Treasury securities compared to $4.2 billion in 2021. Repayments from Treasury securities were $2.3 billion in the twelve months ended December 31, 2022 compared to $10.0 billion in 2021. Net cash outflows from Securities purchased under agreements to resell were $3.0 billion in the twelve months ended December 31, 2022 compared to net cash inflows of $3.5 billion in 2021.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $53.6 billion in the twelve months ended December 31, 2022 compared to net cash outflows of $31.4 billion in 2021.

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

Table 9.4FHFA MBS Limits

	December 31, 2022		December 31, 2021
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	188%	300%	226%	300%

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

Table 9.5Core Mission Achievement

	December 31, 2022	December 31, 2021
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$83,643,225	$79,980,274
Mortgage Loans	2,155,287	2,526,429
Total Primary Mission Assets	$85,798,512	$82,506,703
Total Consolidated Obligations	$114,722,063	$110,236,201
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$7,210,995	$6,946,263

Core Mission Achievement Ratio	80%	80%
Target Ratio	70%	70%
(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2022, 2021 and 2020. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1Principal Components of Net Income

	Years ended December 31,
	2022	2021	2020
Total interest income	$2,758,182	$965,578	$1,933,865
Total interest expense	2,124,455	424,981	1,180,909
Net interest income before provision for credit losses	633,727	540,597	752,956
Provision (Reversal) for credit losses	(226)	(5,528)	3,721
Net interest income after provision for credit losses	633,953	546,125	749,235
Total other income (loss)	29,049	(47,422)	(50,819)
Total other expenses	199,109	203,668	206,851
Income before assessments	463,893	295,035	491,565
Affordable Housing Program Assessments	46,517	29,514	49,180
Net income	$417,376	$265,521	$442,385

Net Income — 2022 Compared to 2021

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income was $417.4 million in 2022, an increase of $151.9 million, or 57.2% compared to 2021. Summarized below are the primary components of our Net income:

Net interest income — Net interest income was $633.7 million in 2022, an increase of $93.1 million, or 17.2% compared to 2021. Net interest spread was 39 basis points for 2022 compared to 43 basis points for 2021. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported a gain of $29.0 million in 2022 compared to a loss of $47.4 million in 2021.

●	Service fees and other were $17.3 million in 2022, slightly higher than 2021. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation gains of $207.0 million in 2022 compared to net gains of $22.5 million in 2021. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $182.0 million in Other income in 2022 compared to net gains of $4.4 million in 2021. For more information, see Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $364.0 million in 2022 compared to net fair value losses of $101.4 million in 2021.
●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net fair value losses of $15.4 million in 2022 compared to net gains of $9.8 million in 2021.

Other expenses were $199.1 million in 2022 compared to $203.7 million in 2021. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $74.0 million in 2022, up from $69.9 million in 2021.
●	Compensation and benefits expenses were $94.3 million in 2022 compared to $96.1 million in 2021.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $21.1 million in 2022 compared to $22.0 million in 2021.
●	Other expenses were $9.7 million in 2022 compared to $15.7 million in 2021.

Affordable Housing Program Assessments (AHP) allocated from Net income were $46.5 million in 2022 compared to $29.5 million in 2021. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — 2021 Compared to 2020

Net income in 2021 was $265.5 million, a decrease of $176.9 million, or 40.0% compared to 2020.

Net interest income in 2021 was $540.6 million, a decrease of $212.4 million, or 28.2% compared to 2020. Net interest spread was 43 basis points in 2021, no change from 2020. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in 2021 was a loss of $47.4 million in 2021 compared to a loss of $50.8 million in 2020.

Other expenses were $203.7 million in 2021, compared to $206.9 million in 2020. Operating expenses were $69.9 million in 2021, slightly higher than 2020. Compensation and benefits were $96.1 million in 2021, down from $100.2 million in 2020 due to a decrease in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $22.0 million in 2021, compared to $19.4 million in 2020. Other expenses were $15.7 million in 2021 and $17.5 million in 2020. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $29.5 million in 2021, compared to $49.2 million in 2020.

Net Interest Income, Interest Rate Margins and Interest Rate Spreads

Net interest income is our principal source of Net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs. Interest income and expense accruals on interest rate swaps that qualified under the ASC 815 hedge accounting rules may impact year-over-year changes. Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding. Earnings on capital typically move directly with changes in short-term market interest rates. In a period when members prepay advances, the prepayment fees, which we receive may cause fluctuations in net interest income. For more information about factors that impact Interest income and Interest expense, see Table 10.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps and discussions thereto. Also, see Table 10.4 Spread and Yield Analysis, and Table 10.5 Rate and Volume Analysis.

The following table summarizes Net interest income (dollars in thousands):

Table 10.2Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2022	2021	2020	2022	2021
Total interest income (a)	$2,758,182	$965,578	$1,933,865	185.65%	(50.07)%
Total interest expense (a)	2,124,455	424,981	1,180,909	399.89	(64.01)
Net interest income before provision for credit losses	$633,727	$540,597	$752,956	17.23%	(28.20)%

(a)Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.7 and accompanying discussions

2022 net interest income, before loan loss provisions, was $633.7 million, an increase of $93.1 million, or 17.2% from 2021. Primary driver was increase in the average balances of interest earning assets, principally advances. Additionally, $3.4 million of prepayment fees were recorded in Net interest income in 2022 compared to $25.5 million in 2021. Interest rates continued to increase during the year, impacting our interest revenues and opportunities for acquiring investments during most of the year.

Members’ demand for advances increased with the market volatility of 2022 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions. Interest earning assets have been positively impacted by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven down pricing and increased the opportunities for acquiring investments during the latter part of the year that would meet our risk/reward targets. Spreads increased on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs. We have increased our balance sheet inventory of U.S. Treasury securities held for liquidity.

In 2022, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than 2021. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 52 basis points in 2022, compared to 45 basis points in 2021. Net interest spread, representing the yield from earning assets minus interest paid on costing liabilities was 39 basis points for 2022 compared to 43 basis points for 2021.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, increased to $6.9 billion in 2022, up from $6.8 billion in 2021. Increase in Capital stock was in line with increase in advances in 2022 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net expense of $146.2 million in 2022 compared to $316.3 million in 2021. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest-rate swaps (in thousands):

Table 10.3Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Years ended December 31,
	2022	2021	2020
Interest income	$2,605,537	$1,391,403	$2,303,422
Fair value hedging effects	18,073	2,473	(401)
Amortization of basis adjustment	(321)	(1,335)	(557)
Interest rate swap accruals	134,893	(426,963)	(368,599)
Reported interest income	2,758,182	965,578	1,933,865

Interest expense	1,868,771	545,486	1,255,874
Fair value hedging effects	(18,747)	(4,489)	763
Amortization of basis adjustment	(6,667)	(5,349)	(5,626)
Interest rate swap accruals	281,098	(110,667)	(70,102)
Reported interest expense	2,124,455	424,981	1,180,909
Net interest income	$633,727	$540,597	$752,956
Net interest adjustment - interest rate swaps	$(103,039)	$(305,320)	$(294,592)

Spread and Yield Analysis — 2022, 2021 and 2020

Table 10.4Spread and Yield Analysis

	Years ended December 31,
	2022			2021			2020
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$82,747,277	$1,915,358	2.31%	$80,794,903	$483,216	0.60%	$109,116,805	$1,166,745	1.07%
Interest bearing deposits and others	2,364,070	51,848	2.19	1,377,228	1,202	0.09	1,483,314	3,615	0.24
Federal funds sold and other overnight funds	11,719,786	203,090	1.73	11,856,627	9,736	0.08	13,726,052	63,364	0.46
Investments
Trading securities	7,430,460	93,581	1.26	7,521,868	96,911	1.29	13,336,034	221,780	1.66
Mortgage-backed securities
Fixed	12,459,354	346,307	2.78	10,852,929	274,601	2.53	11,235,921	315,731	2.81
Floating	2,559,997	52,741	2.06	3,567,081	20,672	0.58	4,780,783	55,586	1.16
State and local housing finance agency obligations	1,235,338	29,197	2.36	1,086,109	7,805	0.72	1,111,139	15,047	1.35
Mortgage loans held-for-portfolio	2,187,999	65,832	3.01	2,562,159	71,434	2.79	3,122,825	91,964	2.94
Loans to other FHLBanks	13,712	228	1.67	822	1	0.12	2,049	33	1.61

Total interest-earning assets	$122,717,993	$2,758,182	2.25%	$119,619,726	$965,578	0.81%	$157,914,922	$1,933,865	1.22%

Funded By:
Consolidated obligation bonds
Fixed	$51,312,595	$963,681	1.88%	$59,124,808	$339,436	0.57%	$35,846,973	$467,820	1.31%
Floating	13,450,285	332,023	2.47	6,276,962	9,729	0.15	37,250,201	280,094	0.75
Consolidated obligation discount notes	48,685,391	812,455	1.67	45,425,040	75,283	0.17	74,759,309	428,864	0.57
Interest-bearing deposits and other borrowings	1,033,065	15,018	1.45	1,427,510	424	0.03	1,439,485	3,896	0.27
Mandatorily redeemable capital stock	22,738	1,278	5.62	2,406	109	4.53	4,318	235	5.44

Total interest-bearing liabilities	114,504,074	2,124,455	1.86%	112,256,726	424,981	0.38%	149,300,286	1,180,909	0.79%

Other non-interest-bearing funds	1,274,126	—		551,887	—		638,162	—
Capital	6,939,793	—		6,811,113	—		7,976,474	—

Total Funding	$122,717,993	$2,124,455		$119,619,726	$424,981		$157,914,922	$1,180,909

Net Interest Income/Spread		$633,727	0.39%		$540,597	0.43%		$752,956	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.45%			0.48%
(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (LIBOR, Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis — 2022, 2021 and 2020

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5Rate and Volume Analysis

	For the years ended
	December 31, 2022 vs. December 31, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$11,957	$1,420,185	$1,432,142
Interest bearing deposits and others	1,462	49,184	50,646
Federal funds sold and other overnight funds	(114)	193,468	193,354
Investments
Trading securities	(1,168)	(2,162)	(3,330)
Mortgage-backed securities
Fixed	43,051	28,655	71,706
Floating	(7,320)	39,389	32,069
State and local housing finance agency obligations	1,211	20,181	21,392
Mortgage loans held-for-portfolio	(10,966)	5,364	(5,602)
Loans to other FHLBanks	126	101	227

Total interest income	38,239	1,754,365	1,792,604

Interest Expense
Consolidated obligation bonds
Fixed	(50,450)	674,695	624,245
Floating	22,921	299,373	322,294
Consolidated obligation discount notes	5,788	731,384	737,172
Deposits and borrowings	(149)	14,743	14,594
Mandatorily redeemable capital stock	1,137	32	1,169

Total interest expense	(20,753)	1,720,227	1,699,474

Changes in Net Interest Income	$58,992	$34,138	$93,130

	For the years ended
	December 31, 2021 vs. December 31, 2020
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(253,370)	$(430,159)	$(683,529)
Interest bearing deposits and others	(242)	(2,171)	(2,413)
Federal funds sold and other overnight funds	(7,621)	(46,007)	(53,628)
Investments
Trading securities	(82,329)	(42,540)	(124,869)
Mortgage-backed securities
Fixed	(10,490)	(30,640)	(41,130)
Floating	(11,733)	(23,181)	(34,914)
State and local housing finance agency obligations	(332)	(6,910)	(7,242)
Mortgage loans held-for-portfolio	(15,834)	(4,696)	(20,530)
Loans to other FHLBanks	(13)	(19)	(32)

Total interest income	(381,964)	(586,323)	(968,287)

Interest Expense
Consolidated obligation bonds
Fixed	212,432	(340,816)	(128,384)
Floating	(138,312)	(132,053)	(270,365)
Consolidated obligation discount notes	(125,729)	(227,852)	(353,581)
Deposits and borrowings	(32)	(3,440)	(3,472)
Mandatorily redeemable capital stock	(91)	(35)	(126)

Total interest expense	(51,732)	(704,196)	(755,928)

Changes in Net Interest Income	$(330,232)	$117,873	$(212,359)

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2022	2021	2020	2022	2021
Interest Income
Advances	$1,915,358	$483,216	$1,166,745	296.38%	(58.58)%
Interest-bearing deposits	51,848	1,202	3,615	NM	(66.75)
Securities purchased under agreements to resell	2,542	487	28,573	421.97	(98.30)
Federal funds sold	200,548	9,249	34,791	NM	(73.42)
Trading securities	93,581	96,911	221,780	(3.44)	(56.30)
Mortgage-backed securities
Fixed	346,307	274,601	315,731	26.11	(13.03)
Floating	52,741	20,672	55,586	155.13	(62.81)
State and local housing finance agency obligations	29,197	7,805	15,047	274.08	(48.13)
Mortgage loans held-for-portfolio	65,832	71,434	91,964	(7.84)	(22.32)
Loans to other FHLBanks	228	1	33	NM	(96.97)

Total interest income	$2,758,182	$965,578	$1,933,865	185.65%	(50.07)%

NM — Not meaningful.

Interest Income

Interest income in 2022 was $2.8 billion, an increase of $1.8 billion, or 185.7% compared to 2021. To provide context, interest expense increased by 399.9% compared to 2021.

Interest revenues earned from higher balance sheet earning assets (primarily the increase in volume of advance business) made a favorable revenue increase of $38.2 million and yield (rate) related revenue increase of $1.8 billion. In successive 2022 quarters, we have reported increased interest revenues: first quarter revenue was $222.4 million; second quarter was $386.3 million; third and fourth quarter revenues were $806.4 million and $1.3 billion, respectively.

Aggregate yield earned on earning assets in 2022 was 225 basis points, compared to 81 basis points in 2021, illustrating the impact to our yields due to the dramatic and rapid increase in rates triggered by Federal Reserve’s accommodative fiscal relief measures in 2021.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Advance — Interest income from advances increased by 296.4% in 2022, compared to 2021.

Advances average balances were $82.7 billion in 2022, compared to $80.8 billion in 2021. Total advance to members increased $43.8 billion or 61.2% to $115.3 billion at December 31, 2022. We ended the year of 2022 with par advances at $116.9 billion.

As compared to 2021, higher advances balances in 2022 resulted in a favorable impact of $12.0 million on interest income from advances, and higher market rates resulted in a favorable impact of $1.4 billion, for a total increase year-over-year of $1.4 billion in advances interest income. In summary, inclining market interest rates positively impacted yields earned from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 231 basis points in 2022, up from 60 basis points in 2021. Prepayment fee recorded in Interest income from advances was $2.4 million in 2022, down from $21.5 million in 2021.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from inventorying highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in 2022 compared to 2021. Investments in federal funds and repurchase agreements yielded 173 basis points in aggregate in 2022, compared to 8 basis points in 2021. Interest income from fixed-rate U.S. Treasury securities was $93.6 million in 2022, down from $96.9 million in 2021 due to lower average invested balances; yields declined to 126 basis points, compared to 129 basis points in 2021. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purpose.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by 155.1% year-over-year in line with higher interest rates. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our inventory of LIBOR-indexed instruments. We will seek to purchase GSE-issued floating-rate SOFR-indexed MBS at appropriate risk-return levels.

Interest income from fixed-rate MBS increased in 2022 relative to 2021 due to an increase in invested balances and higher aggregate yield, which was 278 basis points in 2022, up from 253 basis points in 2021. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $12.5 billion in 2022, compared to $10.9 billion in 2021.

In 2022, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $8.0 million in 2022, compared to a net loss of $17.5 million in 2021.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $65.8 million in 2022, compared to $71.4 million in 2021. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 301 basis points in 2022, compared to 279 basis points in 2021. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $5.3 million in 2022, compared to net amortization of $12.3 million in 2021. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At December 31, 2022, mortgage loans under MAP were $221.1 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.7Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2022	2021	2020	2022	2021
Interest Expense
Consolidated obligations bonds
Fixed	$963,681	$339,436	$467,820	183.91%	(27.44)%
Floating	332,023	9,729	280,094	NM	(96.53)
Consolidated obligations discount notes	812,455	75,283	428,864	979.20	(82.45)
Deposits	13,765	380	3,768	NM	(89.92)
Mandatorily redeemable capital stock	1,278	109	235	NM	(53.62)
Cash collateral held and other borrowings	1,253	44	128	NM	(65.63)

Total interest expense	$2,124,455	$424,981	$1,180,909	399.89%	(64.01)%

NM — Not meaningful.

Interest expense in 2022 was $2.1 billion, an increase of 399.9% compared to 2021 (As noted elsewhere in this document, interest income increased by 185.7% compared to 2021).

The increase in interest expense was driven by higher market interest rates in 2022 as compared with 2021, and also by higher average balances of short-term Consolidated obligations outstanding.

Rate-related increase in funding expense was $1.7 billion, in line with the dramatic increase in rates in the bond markets; volume-related decline in funding expense was $20.8 million in 2022 compared to 2021. Aggregate yield paid on total funding in 2022 was 186 basis points, compared to 38 basis points in 2021.

We continue to make changes to our liability composition as compared to 2021. In 2022, 41.8% of average earning assets were funded by fixed-rate CO bonds and 11.0% were funded by floating-rate CO bonds. In 2021, fixed-rate CO bonds funded 49.4% of earning assets and floating-rate CO bonds funded 5.2% of earning assets. The usage of CO discount notes has increased slightly to 39.7% in 2022 from 38.0% in 2021.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 10.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2022, 2021 and 2020

Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $1.9 million at December 31, 2022, $2.1 million at December 31, 2021, and $7.1 million at December 31, 2020. Allowance for credit losses recorded on investments was $0.3 million at December 31, 2022, $0.3 million at December 31, 2021, and $1.0 million at December 31, 2020. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2022, 2021 and 2020

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 10.8Other Income (Loss)

	Years ended December 31,
	2022	2021	2020
Other income (loss):
Service fees and other (a)	$17,336	$17,304	$17,924
Instruments held under the fair value option gains (losses) (b)	206,998	22,471	123
Derivative gains (losses) (c)	181,959	4,424	(151,709)
Trading securities gains (losses) (d)	(363,973)	(101,423)	72,826
Equity investments gains (losses) (e)	(15,374)	9,769	9,792
Litigation settlement	2,202	33	225
Losses from extinguishment of debt	(99)	—	—
Total other income (loss)	$29,049	$(47,422)	$(50,819)
(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $15.8 million in 2022 compared to $17.6 million in 2021 and $19.0 million in 2020. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)	FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and discount notes elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-Q.
(c)	See Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 10.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
(e)	Fair value gains (losses) on Equity investments — The grantor trust invests in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trust is owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.9Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Years ended December 31,
	2022	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(359,146)	$(101,423)	$34,527
Net realized gains (losses) on trading securities sold/matured during the period	(4,827)	—	38,299
Net gains (losses) on trading securities	$(363,973)	$(101,423)	$72,826

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Notional amounts of securities were higher in the current year period, $7.7 billion at December 31, 2022, compared to $5.9 billion at December 31, 2021.

Other income (loss) — Derivatives and Hedging Activities — 2022, 2021 and 2020

For derivatives that are not designated in qualifying hedge relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 10.10Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2022	2021	2020

Derivatives not designated as hedging instruments
Interest rate swaps (a)	$356,638	$85,283	$(64,012)
Caps or floors	294	93	(6)
Mortgage delivery commitments	(1,404)	(424)	1,693
Swaps economically hedging instruments designated under FVO (b)	(203,226)	(19,541)	3,945
Accrued interest on derivatives in economic hedging relationships (c)	29,737	(61,013)	(93,691)
Net gains (losses) related to derivatives not designated as hedging instruments	$182,039	$4,398	$(152,071)
Price alignment interest paid on variation margin	(80)	26	362
Net gains (losses) on derivatives and hedging activities	$181,959	$4,424	$(151,709)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $366.8 million and $98.7 million in 2022 and 2021, compared to fair value losses of $80.7 million in 2020. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)	Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2022, 2021 and 2020

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.11Operating Expenses, and Compensation and Benefits

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2022	Total	2021	Total	2020	Total
Operating Expenses (a)
Occupancy	$8,765	11.84%	$8,760	12.53%	$9,510	13.62%
Depreciation and leasehold amortization	17,559	23.72	13,117	18.76	10,669	15.29
All others (b)	47,700	64.44	48,036	68.71	49,627	71.09
Total Operating Expenses	$74,024	100.00%	$69,913	100.00%	$69,806	100.00%
Total Compensation and Benefits	$94,282		$96,100		$100,200
Finance Agency and Office of Finance (c)	$21,068		$21,979		$19,392
Other expenses (d)	$9,735		$15,676		$17,453
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2022, 2021 and 2020

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1Affordable Housing Program Liabilities

	Years ended December 31,
	2022	2021	2020
Beginning balance	$137,638	$148,827	$153,894
Additions from current period's assessments	46,517	29,514	49,180
Net disbursements for grants and programs	(52,761)	(40,703)	(54,247)
Ending balance	$131,394	$137,638	$148,827

AHP assessments allocated from net income totaled $46.5 million in 2022, $29.5 million in 2021 and $49.2 million in 2020. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2021 based on an anticipated market condition for 2022. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +4.0 years to -5.0 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative re-pricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -17.5 percent change under the +200bps shock compared to the rates in the forward rate scenario. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the forward rate scenario. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allowed for negative rates.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2022	(0.20)	(0.77)	(0.49)	0.35
September 30, 2022	(0.04)	(0.78)	(0.45)	0.56
June 30, 2022	(0.43)	(1.18)	(1.02)	0.41
March 31, 2022	(0.62)	(0.38)	(1.31)	0.52
December 31, 2021	(1.58)	1.94	(1.50)	0.09

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

One Year
Re-pricing Gap
December 31, 2022	$7.026 Billion
September 30, 2022	$5.987 Billion
June 30, 2022	$5.435 Billion
March 31, 2022	$4.858 Billion
December 31, 2021	$4.563 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -50bps shock compared to the rates in the forward rate scenario. Given the rising rate environment, the Bank will be generating income sensitivity to larger down rate scenarios.

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
December 31, 2022	0.25%	0.36%	(1.81)%
September 30, 2022	(0.52)%	0.17%	0.59%
June 30, 2022	N/A	N/A	(3.96)%
March 31, 2022	N/A	N/A	(6.39)%
December 31, 2021	N/A	N/A	10.07%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. In low rate environments, management believes that the reported metrics below are less meaningful because the model establishes a hard floor for the rate at near zero. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
December 31, 2022	(1.18)%	(0.45)%	0.01%
September 30, 2022	(0.93)%	(0.26)%	(0.54)%
June 30, 2022	(1.85)%	(0.74)%	(0.12)%
March 31, 2022	(1.48)%	(0.84)%	0.03%
December 31, 2021	1.48%	(1.49)%	1.19%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps (in millions):

	Interest Rate Sensitivity
	December 31, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$16,871	$104	$377	$305	$1,227
MBS investments	2,697	261	1,867	2,775	8,374
Swaps hedging MBS	4,263	—	—	(50)	(4,213)
Adjustable-rate loans and advances	26,505	—	—	—	—
Net investments, adjustable rate loans and advances	50,336	365	2,244	3,030	5,388

Liquidity trading portfolio	2,526	400	495	2,189	1,877
Swaps hedging investments	5,151	(400)	(500)	(2,351)	(1,900)
Net liquidity trading portfolio	7,677	—	(5)	(162)	(23)

Fixed-rate loans and advances	56,062	5,400	14,411	7,954	6,597
Swaps hedging fixed-rate advances	32,878	(4,662)	(13,797)	(7,842)	(6,577)
Net fixed-rate loans and advances	88,940	738	614	112	20
Total interest-earning assets	$146,953	$1,103	$2,853	$2,980	$5,385

Interest-bearing liabilities:
Deposits	$1,016	$—	$—	$—	$—

Discount notes	58,832	3,000	—	—	—
Swaps hedging discount notes	785	(2,393)	241	782	585
Net discount notes	59,617	607	241	782	585

Consolidated Obligation Bonds
FHLBank bonds	38,992	5,987	21,578	14,896	6,282
Swaps hedging bonds	39,779	(4,968)	(19,426)	(13,000)	(2,385)
Net FHLBank bonds	78,771	1,019	2,152	1,896	3,897
Total interest-bearing liabilities	$139,404	$1,626	$2,393	$2,678	$4,482
Post hedge gaps (a):
Periodic gap	$7,549	$(523)	$460	$302	$903
Cumulative gaps	$7,549	$7,026	$7,486	$7,788	$8,691

	Interest Rate Sensitivity
	December 31, 2021
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$10,525	$192	$518	$351	$1,042
MBS investments	3,283	602	1,609	2,107	6,977
Swaps hedging MBS	2,859	—	—	(50)	(2,809)
Adjustable-rate loans and advances	7,470	—	—	—	—
Net investments, adjustable rate loans and advances	24,137	794	2,127	2,408	5,210

Liquidity trading portfolio	1,154	1,358	1,499	—	1,824
Swaps hedging investments	4,696	(1,350)	(1,500)	—	(1,846)
Net liquidity trading portfolio	5,850	8	(1)	—	(22)

Fixed-rate loans and advances	30,222	3,126	13,850	6,001	10,546
Swaps hedging fixed-rate advances	31,323	(2,732)	(12,333)	(5,733)	(10,525)
Net fixed-rate loans and advances	61,545	394	1,517	268	21
Total interest-earning assets	$91,532	$1,196	$3,643	$2,676	$5,209

Interest-bearing liabilities:
Deposits	$1,283	$—	$—	$—	$—

Discount notes	39,887	2,310	—	—	—
Swaps hedging discount notes	702	(2,310)	90	550	968
Net discount notes	40,589	—	90	550	968

Consolidated Obligation Bonds
FHLBank bonds	16,390	5,115	12,364	13,978	6,926
Swaps hedging bonds	28,360	(3,572)	(9,179)	(12,287)	(3,322)
Net FHLBank bonds	44,750	1,543	3,185	1,691	3,604
Total interest-bearing liabilities	$86,622	$1,543	$3,275	$2,241	$4,572
Post hedge gaps (a):
Periodic gap	$4,910	$(347)	$368	$435	$637
Cumulative gaps	$4,910	$4,563	$4,931	$5,366	$6,003
(a)	Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 8.Financial Statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2022, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 17 and 18 to the financial statements, the Company uses derivatives to manage its interest rate exposure. The total notional amount of derivatives as of December 31, 2022 was $174 billion, of which 71% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $164 million and $15 million, respectively. The fair values of interest-rate derivatives and hedged items are primarily estimated using a discounted cash-flow model. The discounted cash-flow model uses market observable inputs such as interest rate curves, volatility, and, if applicable, prepayment assumptions.

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

March 17, 2023

We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks (Note 3)	$27,420	$21,653
Interest-bearing deposits (Note 4)	1,750,000	675,000
Securities purchased under agreements to resell (Note 4)	4,245,000	1,200,000
Federal funds sold (Note 4)	9,470,000	7,230,000
Trading securities (Note 5) (Includes $576,756 pledged as collateral at December 31, 2022 and $367,110 at December 31, 2021)	7,113,419	5,821,380
Equity Investments (Note 6)	81,754	96,124
Available-for-sale securities, amortized cost of $7,322,538 at December 31, 2022 and $6,391,584 at December 31, 2021 (Note 7)	7,088,870	6,547,421
Held-to-maturity securities, net of allowance for credit losses of $307 at December 31, 2022 and $340 at December 31, 2021 (Note 8) (Includes $3,008 pledged as collateral at December 31, 2022 and $2,453 at December 31, 2021)	9,354,048	9,328,665
Advances (Note 9) (Includes $0 at December 31, 2022 and December 31, 2021 at fair value under the fair value option)	115,292,876	71,536,402
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,911 at December 31, 2022 and $2,135 at December 31, 2021 (Note 10)	2,106,969	2,319,864
Accrued interest receivable	437,823	123,258
Premises, software, and equipment	77,710	83,815
Operating lease right-of-use assets (Note 19)	60,338	65,624
Derivative assets (Note 17)	163,921	297,504
Other assets	121,341	11,632

Total assets	$157,391,489	$105,358,342

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,015,991	$1,283,072
Non-interest-bearing demand	10,946	38,166
Total deposits	1,026,937	1,321,238

Consolidated obligations, net (Note 12)
Bonds (Includes $4,159,862 at December 31, 2022 and $7,386,074 at December 31, 2021 at fair value under the fair value option)	85,497,755	54,829,401
Discount notes (Includes $0 at December 31, 2022 and December 31, 2021 at fair value under the fair value option)	61,792,989	42,197,259

Total consolidated obligations	147,290,744	97,026,660

Mandatorily redeemable capital stock (Note 14)	4,578	1,959

Accrued interest payable	370,456	126,990
Affordable Housing Program (Note 13)	131,394	137,638
Derivative liabilities (Note 17)	15,333	36,512
Other liabilities	131,360	182,466
Operating lease liabilities (Note 19)	73,304	79,026

Total liabilities	149,044,106	98,912,489

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
63,877 at December 31, 2022 and 45,008 at December 31, 2021	6,387,701	4,500,785
Retained earnings
Unrestricted	1,185,112	1,103,585
Restricted (Note 14)	910,855	827,380
Total retained earnings	2,095,967	1,930,965
Total accumulated other comprehensive income (loss)	(136,285)	14,103

Total capital	8,347,383	6,445,853

Total liabilities and capital	$157,391,489	$105,358,342

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
Interest income
Advances, net (Note 9)	$1,915,358	$483,216	$1,166,745
Interest-bearing deposits (Note 4)	51,848	1,202	3,615
Securities purchased under agreements to resell (Note 4)	2,542	487	28,573
Federal funds sold (Note 4)	200,548	9,249	34,791
Trading securities (Note 5)	93,581	96,911	221,780
Available-for-sale securities (Note 7)	172,350	69,879	61,580
Held-to-maturity securities (Note 8)	255,895	233,199	324,784
Mortgage loans held-for-portfolio (Note 10)	65,832	71,434	91,964
Loans to other FHLBanks (Note 20)	228	1	33

Total interest income	2,758,182	965,578	1,933,865

Interest expense
Consolidated obligation bonds (Note 12)	1,295,704	349,165	747,914
Consolidated obligation discount notes (Note 12)	812,455	75,283	428,864
Deposits (Note 11)	13,765	380	3,768
Mandatorily redeemable capital stock (Note 14)	1,278	109	235
Cash collateral held and other borrowings	1,253	44	128

Total interest expense	2,124,455	424,981	1,180,909

Net interest income before provision for credit losses	633,727	540,597	752,956

Provision (Reversal) for credit losses	(226)	(5,528)	3,721

Net interest income after provision for credit losses	633,953	546,125	749,235

Other income (loss)
Service fees and other	17,336	17,304	17,924
Instruments held under the fair value option gains (losses) (Note 18)	206,998	22,471	123
Derivative gains (losses) (Note 17)	181,959	4,424	(151,709)
Trading securities gains (losses) (Note 5)	(363,973)	(101,423)	72,826
Equity investments gains (losses) (Note 6)	(15,374)	9,769	9,792
Litigation settlement	2,202	33	225
Losses from extinguishment of debt	(99)	—	—

Total other income (loss)	29,049	(47,422)	(50,819)

Other expenses
Operating	74,024	69,913	69,806
Compensation and benefits	94,282	96,100	100,200
Finance Agency and Office of Finance	21,068	21,979	19,392
Other expenses	9,735	15,676	17,453
Total other expenses	199,109	203,668	206,851

Income before assessments	463,893	295,035	491,565

Affordable Housing Program Assessments (Note 13)	46,517	29,514	49,180

Net income	$417,376	$265,521	$442,385

Basic earnings per share (Note 15)	$8.40	$5.42	$7.22

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020
Net Income	$417,376	$265,521	$442,385
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(933,942)	(155,456)	182,758
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—
Reclassification of non-credit portion included in net income	—	—	—
Accretion of non-credit portion	588	4,002	1,983
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	588	4,002	1,983
Net change due to hedging activities
Cash flow hedges (a)	203,699	105,705	(112,688)
Fair value hedges (b)	544,437	74,719	(32,459)
Total net change due to hedging activities	748,136	180,424	(145,147)
Net change in pension and postretirement benefits	34,830	4,880	(11,536)
Total other comprehensive income (loss)	(150,388)	33,850	28,058
Total comprehensive income (loss)	$266,988	$299,371	$470,443
(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of Available-for-Sale (AFS) securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2022, 2021 and 2020

						Accumulated
	Capital Stock(a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2019	57,787	$5,778,666	$1,115,236	$685,798	$1,801,034	$(47,805)	$7,531,895

Cumulative effect adjustment (b)	—	—	(3,773)	—	(3,773)	—	(3,773)
Recovery of prior capital distribution (c)	—	—	18,204	—	18,204	—	18,204
Proceeds from issuance of capital stock	56,408	5,640,764	—	—	—	—	5,640,764
Repurchase/redemption of capital stock	(60,499)	(6,049,857)	—	—	—	—	(6,049,857)
Shares reclassified to mandatorily redeemable capital stock	(27)	(2,743)	—	—	—	—	(2,743)
Cash dividends ($5.74 per share) on capital stock	—	—	(348,234)	—	(348,234)	—	(348,234)
Comprehensive income (loss)	—	—	353,908	88,477	442,385	28,058	470,443

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	26,473	2,647,373	—	—	—	—	2,647,373
Repurchase/redemption of capital stock	(35,133)	(3,513,333)	—	—	—	—	(3,513,333)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($4.69 per share) on capital stock	—	—	(244,172)	—	(244,172)	—	(244,172)
Comprehensive income (loss)	—	—	212,416	53,105	265,521	33,850	299,371
Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	92,629	9,262,880	—	—	—	—	9,262,880
Repurchase/redemption of capital stock	(71,144)	(7,114,335)	—	—	—	—	(7,114,335)
Shares reclassified to mandatorily redeemable capital stock	(2,616)	(261,629)	—	—	—	—	(261,629)
Cash dividends ($5.34 per share) on capital stock	—	—	(252,374)	—	(252,374)	—	(252,374)
Comprehensive income (loss)	—	—	333,901	83,475	417,376	(150,388)	266,988
Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
(b)	Adjustments include a cumulative-effect adjustment to retained earnings of $3.8 million at the adoption of ASU 2016-13 on January 1, 2020.
(c)	In June 2020, we recorded an increase to retained earnings of $18.2 million, which represented the FHLBNY’s share of recovery of prior cash distribution to Financing Corporation (FICO), an entity established by Congress in 1987 was dissolved and surplus funds distributed to the 11 FHLBanks.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2022, 2021 and 2020

	Twelve months ended December 31,
	2022	2021	2020
Operating activities

Net Income	$417,376	$265,521	$442,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	532,604	10,871	(238,735)
Concessions on consolidated obligations	2,477	3,217	4,399
Premises, software, and equipment	17,559	13,117	10,669
Provision (Reversal) for credit losses	(226)	(5,528)	3,721
Change in net fair value adjustments on derivatives and hedging activities (b)	1,307,010	552,833	(488,369)
Net realized and unrealized (gains) losses on trading securities	363,973	101,423	(72,826)
Change in fair value on Equity Investments	17,877	(4,480)	(6,481)
Change in fair value adjustments on financial instruments held at fair value	(206,998)	(22,471)	(123)
Losses from extinguishment of debt	99	—	—
Net change in:
Accrued interest receivable	(326,660)	66,090	123,351
Derivative assets due to accrued interest	(915,033)	12,618	247,471
Derivative liabilities due to accrued interest	856,991	(89,042)	(99,649)
Other assets	1,759	(326)	(2,228)
Affordable Housing Program liability	(6,244)	(11,189)	(5,067)
Accrued interest payable	243,466	9,008	(38,907)
Other liabilities	(24,457)	(1,954)	23,225
Total adjustments	1,864,197	634,187	(539,549)
Net cash provided by (used in) operating activities	$2,281,573	$899,708	$(97,164)
Investing activities
Net change in:
Interest-bearing deposits	$(1,846,444)	$(15,006)	$(1,104,928)
Securities purchased under agreements to resell	(3,045,000)	3,450,000	10,335,000
Federal funds sold	(2,240,000)	(950,000)	2,360,000
Deposits with other FHLBanks	(55)	35	(6)
Premises, software, and equipment	(11,454)	(19,305)	(24,870)
Trading securities:
Purchased	(4,846,833)	(4,180,599)	(3,833,164)
Repayments	2,305,000	9,982,153	3,150,747
Proceeds from sales	794,624	—	4,292,913
Equity Investments:
Purchased	(8,887)	(14,489)	(16,379)
Proceeds from sales	5,380	3,215	2,538
Available-for-sale securities:
Purchased	(1,841,924)	(2,081,108)	(674,519)
Repayments	354,719	179,877	67,924
Held-to-maturity securities:
Long-term securities
Purchased	(1,534,285)	(194,332)	(301,052)
Repayments	1,504,148	2,353,525	2,647,288
Advances:
Principal collected	1,041,776,112	398,546,416	538,451,834
Made	(1,087,490,800)	(379,020,424)	(528,796,915)
Mortgage loans held-for-portfolio:
Principal collected	285,238	775,465	785,100
Purchased	(79,215)	(204,368)	(529,956)
Proceeds from sales of REO	804	102	712
Net cash provided by (used in) investing activities	$(55,918,872)	$28,611,157	$26,812,267

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2022, 2021 and 2020

	Twelve months ended December 31,
	2022	2021	2020
Financing activities
Net change in:
Deposits and other borrowings	$(317,949)	$(536,520)	$627,679
Partial recovery of prior capital distribution to Financing Corporation	—	—	18,204
Derivative contracts with financing element	2,973	(3,256)	(5,948)
Consolidated obligation bonds:
Proceeds from issuance	63,289,264	49,960,540	69,673,063
Payments for maturing and early retirement	(30,247,381)	(64,461,946)	(79,761,238)
Payments on bonds (transferred to) or assumed from other FHLBanks(c)	—	173,984	1,005,990
Consolidated obligation discount notes:
Proceeds from issuance	800,537,408	693,791,158	952,058,230
Payments for maturing	(781,258,410)	(709,198,078)	(968,275,961)
Capital stock:
Proceeds from issuance of capital stock	9,262,880	2,647,373	5,640,764
Payments for repurchase/redemption of capital stock	(7,114,335)	(3,513,333)	(6,049,857)
Redemption of mandatorily redeemable capital stock	(259,010)	(1,117)	(4,881)
Cash dividends paid (d)	(252,374)	(244,172)	(348,234)
Net cash provided by (used in) financing activities	$53,643,066	$(31,385,367)	$(25,422,189)
Net increase (decrease) in cash and due from banks	5,767	(1,874,502)	1,292,914
Cash and due from banks at beginning of the period(e)	21,653	1,896,155	603,241
Cash and due from banks at end of the period(e)	$27,420	$21,653	$1,896,155

Supplemental disclosures:
Interest paid	$351,474	$574,198	$964,205
Interest paid for Discount Notes (f)	$411,213	$66,056	$482,595
Affordable Housing Program payments(g)	$52,761	$40,703	$54,247
Transfers of mortgage loans to real estate owned	$232	$315	$135
Capital stock subject to mandatory redemption reclassified from equity	$261,629	$85	$2,743
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$—	$1,376,212	$—
AFS HFA bonds were tendered and re-issued from LIBOR to SOFR index (i)	$—	$686,340	$—

Notes to Supplemental Disclosure:

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the twelve months ended December 31, 2022, compared to the same period of 2021 in parallel with greater usage of discount notes in the twelve months ended December 31, 2022. As a result, the impact on operating cash flows was also larger in the twelve months ended December 31, 2022.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the twelve months ended December 31, 2022, derivatives and hedging activities provided $1.3 billion in cash flows; in the twelve months ended December 31, 2021, derivatives and hedging activities provided $552.8 million in cash flows; in the twelve months ended December 31, 2020, derivatives and hedging activities used $488.4 million in cash flows.
(c)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals (beginning accrual - ending accrual) plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to- maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the LIBOR to SOFR index.

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

Note 1.         Summary of Significant Accounting Policies.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2022 and 2021, see financial statements, Note 18. Fair Values of Financial Instruments.

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

The FASB has issued two Accounting Standards Updates to Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which have outlined permissible expedients offered under Topic 848, including a one-time election to transfer/sell LIBOR-indexed securities in our held-to-maturity portfolio. In the first quarter of 2021, we began to negotiate with derivative counterparties to transform LIBOR-indexed interest rate swaps to SOFR- OIS and have now made the transition to SOFR-OIS for a significant number of bilaterally executed derivatives. We will continue to review opportunities to execute the transition, the timing would be determined by the economic feasibility of transitioning to SOFR. In October 2020, we elected to adopt SOFR as the appropriate index to discount interest rate swaps cleared by the two major central swap clearing organizations as a start to an orderly transition to SOFR.

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

Impairment Analysis of Advances. An advance will be considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the advance agreement. The FHLBNY has established asset classification and reserve policies for adversely classified assets. All adversely classified assets of the FHLBNY will have a reserve established for probable losses. Following the requirements of the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, the FHLBNY obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBNY, and other eligible real estate related assets. Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

We introduced a new mortgage purchase program, Mortgage Asset Program or (MAP) in 2020. Amount outstanding was $226.0 million at December 31, 2022 and $161.6 million at December 31, 2021. We rolled out the new program fully and ceased to purchase loans in the MPF program in late March 2021. The new program, MAP, was created based on feedback from members and is expected to better serve the needs of our district. Legacy MPF loans will continue to be supported by the FHLBNY and the FHLBank of Chicago as MPF Provider. In the MAP program, we will purchase investment grade, conventional one-to-four family or government-insured loans from participating members. Due to the unique credit enhancement structure and MAP program requirements of acquiring loans with strong credit quality indicators, we expect loan performance to remain within its credit quality indicators. To capitalize this activity, member sellers will also be required to purchase stock, as mandated by the FHLBNY’s capital plan, equal to 4.5% of the outstanding principal balance of the MAP assets sold by the member to the FHLBNY. At this point, we cannot forecast with certainty the volume of loans or the income from this program. Currently, the new program does not have a significant impact on our earnings, cash flows or our operations. MAP will help fulfill our mission by providing an off-balance sheet option of providing liquidity in all operating environments. Because of the immateriality of loans acquired, certain disclosures are omitted at December 31, 2022.

The remaining disclosures pertain to mortgage loans under the MPF program.

Credit Enhancement Obligations and Loss Layers. The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers. Collectability of the loans is first supported by liens on the real estate securing the loan. For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower. Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (FLA) for which the maximum exposure is estimated to be $44.3 million at December 31, 2022 and $44.2 million at December 31, 2021. The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements. If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI. The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY. For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY. For most MPF products, the credit enhancement fee is paid monthly to the PFI on an amount mutually agreed upon, as specified in the Master Commitment. For MPF loans acquired after May 2017, the amount of the credit enhancement is computed with the use of a Standard & Poor’s model to determine the amount of credit enhancement necessary to bring a pool of uninsured loans to a “Single A” credit risk. Prior to May 2017, the credit enhancement was calculated to a “Double A” credit risk. The credit enhancement becomes an obligation of the PFI.

Delivery commitment fees are charged to a PFI for extending the scheduled delivery period of the loans. Pair-off fees may be assessed and charged to a PFI when the settlement of the delivery commitment (1) fails to occur, or (2) the principal amount of the loans purchased by the FHLBNY under a delivery commitment is not equal to the contract amount beyond established limits.

Accounting for Mortgage Loans. The FHLBNY has the intent and ability to hold these mortgage loans for the foreseeable future or until maturity or payoff and classifies mortgage loans as held-for-portfolio. Loans are reported at their principal amount outstanding, net of premiums and discounts, which is the fair value of the mortgage loan on settlement date. The FHLBNY defers premiums and discounts, and uses the contractual method to amortize premiums and accrete discounts on mortgage loans. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is doubtful, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs. Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status. The cumulative amounts of cash received and recorded as a liability was $1.3 million at December 31, 2022 and $1.7 million at December 31, 2021. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90 days plus delinquent) on loans impacted by forbearance and deferral programs due to COVID-19.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all MPF loans are measured for impairment and analyzed for credit losses. Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement. Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs. It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. To the extent that the net fair value of the property (collateral) is less than the amortized cost in the loan, a loan loss allowance is recorded. FHA and VA are insured loans, and are excluded from the loan-by-loan analysis. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and reserves would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

Aside from separating conventional mortgage loans from FHA and VA insured loans, the FHLBNY has determined that no further disaggregation or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

Charge-Off Policy — The FHLBNY complies with the guidance provided by the FHFA to perform a charge-off analysis when a loan is on non-accrual status for 180 days or more and the loan is not well collateralized. The charge-off is calculated as the amount of the shortfall of the fair value of the underlying collateral, less estimated selling costs, compared to the amortized cost in the loan.

Real Estate Owned (REO) — REO includes assets that have been received in satisfaction of mortgage loans through foreclosure. REO is recorded at the lower of cost or fair value less estimated selling costs of the REO. At the date of transfer, from mortgage loan to REO, the FHLBNY recognizes a charge-off to allowance for credit losses if the fair value of the REO is less than the amortized cost in the loan. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-interest) in the Statements of Income. REO is recorded in Other assets, in the Statements of Condition.

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

Mandatorily redeemable capital stock at December 31, 2022 and 2021 represented capital stocks held by former members.

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

Commitment Fees

The FHLBNY records the present value of fees receivable from standby letters of credit as an asset and an offsetting liability for the obligation. Fees, which are generally received for one year in advance, are recorded as unrecognized standby commitment fees (deferred credit) and amortized monthly over the commitment period. The FHLBNY amortizes fees received to income using the straight-line method.

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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2020-04, Reference Rate Reform (Topic 848) Issued in March 2020, as amended in January 2021 and December 2022

This guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include:

• contract modifications,

• hedging relationship, and

• sale or transfer of debt securities classified as HTM.

This guidance is effective for the FHLBNY beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2024.

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

Fair Value Hedging - Portfolio Layer Method ASU 2022-01, Issued March 2022

This guidance expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance:

• expands the scope of the portfolio layer method to include nonprepayable assets

• specifies eligible hedging instruments in a single-layer hedge

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances in return for certain fee-based safekeeping and back office operational services that the counterparty provides to the FHLBNY. There are no restrictions on the withdrawal of funds in this arrangement. There were no compensating balances at December 31, 2022 and December 31, 2021. There were no restricted cash balances at December 31, 2022 and December 31, 2021.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at December 31, 2022 and deposits of $30.4 million at December 31, 2021. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $1.8 billion at December 31, 2022 and $0.7 billion at December 31, 2021. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at December 31, 2022 and December 31, 2021. Accrued interest receivables were $0.4 million in the current year compared to $1.9 thousand in 2021, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost basis. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.5 billion at December 31, 2022 and $7.2 billion at December 31, 2021 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at December 31, 2022 and December 31, 2021. Accrued interest receivables were $2.3 million in the current year compared to $14.7 thousand in 2021, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell —The outstanding balances of Securities purchased under agreements to resell were recorded at amortized cost basis of $4.2 billion at December 31, 2022 and $1.2 billion at December 31, 2021. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were de minimis and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements

U.S. Treasury securities at market values of $4.3 billion at December 31, 2022 and $1.2 billion at December 31, 2021 were received at BONY to collateralize the overnight investments. Securities purchased under agreements to resell averaged $74.0 million for the twelve months ended December 31, 2022 and $0.6 billion for the same period in 2021. Interest income from securities purchased under agreements to resell was $2.5 million for 2022, $0.5 million for 2021 and $28.6 million for 2020. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall which the FHLBNY does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Repurchase agreements are short-term and generally overnight, and counterparties are highly rated. Based on analysis performed, no allowance for credit losses was recorded for these assets at December 31, 2022 and December 31, 2021.

Note 5.         Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at December 31, 2022 and December 31, 2021 (in thousands):

Fair value	December 31, 2022	December 31, 2021
U.S. Treasury notes	$7,113,419	$5,821,380
Total trading securities	$7,113,419	$5,821,380

The carrying values of trading securities included net unrealized fair value loss of $373.0 million at December 31, 2022 and loss of $13.8 million at December 31, 2021. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $576.8 million at December 31, 2022 and $367.1 million at December 31, 2021 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2022
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Total trading securities	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Yield on trading securities	0.96%	1.39%	1.18%

	December 31, 2021
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Total trading securities	$2,516,659	$1,491,893	$1,812,828	$5,821,380
Yield on trading securities	1.27%	1.32%	1.32%

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 6.         Equity Investments.

The FHLBNY has classified its grantor trust as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trust were as follows (in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,308	$—	$—	$4,308
Equity funds	43,038	12,772	(6,760)	49,050
Fixed income funds	33,353	167	(5,124)	28,396
Total Equity Investments (a)	$80,699	$12,939	$(11,884)	$81,754

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$3,261	$—	$—	$3,261
Equity funds	41,228	21,342	(2,425)	60,145
Fixed income funds	32,703	415	(400)	32,718
Total Equity Investments (a)	$77,192	$21,757	$(2,825)	$96,124
(a)	The intent of the grantor trust is to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The grantor trust is owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2022	2021
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(17,877)	$4,480
Net gains (losses) recognized during the period on equity investments sold during the period	(265)	1,434
Net dividend and other	2,768	3,855
Net gains (losses) recognized during the period	$(15,374)	$9,769

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.         Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at December 31, 2022 and December 31, 2021.

The following tables provide major security types (in thousands):

	December 31, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,109,790	$1		$(762)		$1,109,029
Mortgage-backed securities
Floating
CMO	462,796	557		(5,403)		457,950
PASS THRU	4,080	24		(2)		4,102
Total Floating	466,876	581		(5,405)		462,052
Fixed
CMBS	6,320,976	3,875		(807,062)		5,517,789
Total Fixed	6,320,976	3,875		(807,062)		5,517,789
MBS AFS Before Hedging Adjustments	6,787,852	4,456	(a)	(812,467)	(a)	5,979,841
Hedging Basis Adjustments in AOCI (b)	(575,104)	575,104		—		—
Total Available-for-sale securities (MBS)	6,212,748	579,560		(812,467)		5,979,841
Total Available-for-sale securities	$7,322,538	$579,561		$(813,229)		$7,088,870

	December 31, 2021
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$998,520	$167		$(50)		$998,637
Mortgage-backed securities
Floating
CMO	575,441	8,982		—		584,423
PASS THRU	4,896	215		—		5,111
Total Floating	580,337	9,197		—		589,534
Fixed
CMBS	4,843,394	171,731		(55,875)		4,959,250
Total Fixed	4,843,394	171,731		(55,875)		4,959,250
MBS AFS Before Hedging Adjustments	5,423,731	180,928	(a)	(55,875)	(a)	5,548,784
Hedging Basis Adjustments in AOCI (b)	(30,667)	30,667		—		—
Total Available-for-sale securities (MBS)	5,393,064	211,595		(55,875)		5,548,784
Total Available-for-sale securities	$6,391,584	$211,762		$(55,925)		$6,547,421
(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at December 31, 2022 recorded $575.1 million of hedge basis losses; at December 31, 2021, hedge basis losses of $30.7 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market based prices of ASC 815 qualifying hedges to provide greater clarity to market based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2022 and December 31, 2021, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations
Ginnie Mae-CMO	$4,521	$(51)	$—	$—	$4,521	$(51)
MBS-GSE
Fannie Mae-CMO	283,287	(4,620)	—	—	283,287	(4,620)
Fannie Mae-CMBS	424,871	(26,948)	—	—	424,871	(26,948)
Freddie Mac-CMO	76,951	(732)	—	—	76,951	(732)
Freddie Mac-CMBS	2,657,360	(202,093)	2,302,235	(578,021)	4,959,595	(780,114)
Fannie Mae-Pass Thru	368	(2)	—	—	368	(2)
Total MBS-GSE	3,442,837	(234,395)	2,302,235	(578,021)	5,745,072	(812,416)
Total MBS Temporarily Impaired	$3,447,358	$(234,446)	$2,302,235	$(578,021)	$5,749,593	$(812,467)
State and local housing finance agency obligations	944,406	(684)	14,622	(78)	959,028	(762)
Total Temporarily Impaired	$4,391,764	$(235,130)	$2,316,857	$(578,099)	$6,708,621	$(813,229)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-GSE
Freddie Mac-CMBS	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
Total MBS-GSE	1,476,219	(23,442)	641,268	(32,433)	2,117,487	(55,875)
Total MBS Temporarily Impaired	$1,476,219	$(23,442)	$641,268	$(32,433)	$2,117,487	$(55,875)
State and local housing finance agency obligations	—	—	21,130	(50)	21,130	(50)
Total Temporarily Impaired	$1,476,219	$(23,442)	$662,398	$(32,483)	$2,138,617	$(55,925)

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$750	$750	$—	$—
Due after one year through five years	14,700	14,622	21,180	21,130
Due after ten years	1,094,340	1,093,657	977,340	977,507
State and local housing finance agency obligations	$1,109,790	$1,109,029	$998,520	$998,637

Mortgage-backed securities
Due in one year or less	$34	$34	$—	$—
Due after one year through five years	1,046,588	991,319	875,385	917,150
Due after five year through ten years	4,169,456	4,035,246	3,591,533	3,696,985
Due after ten years	996,670	953,242	926,146	934,649
Mortgage-backed securities	$6,212,748	$5,979,841	$5,393,064	$5,548,784

Total Available-for-Sale securities	$7,322,538	$7,088,870	$6,391,584	$6,547,421
(a)	The carrying value of AFS securities equals fair value.
(b)

Amortized cost is UPB after adjusting for net unamortized premiums of $4.6 million and $79.9 million at December 31, 2022 and December 31, 2021, respectively. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$462,796	$457,950	$575,441	$584,423
PASS THRU	4,080	4,102	4,896	5,111
Total Floating	466,876	462,052	580,337	589,534
Fixed
CMBS	5,745,872	5,517,789	4,812,727	4,959,250
Total Fixed	5,745,872	5,517,789	4,812,727	4,959,250
Total Mortgage-backed securities	6,212,748	5,979,841	5,393,064	5,548,784

State and local housing finance agency obligations
Floating	1,109,790	1,109,029	998,520	998,637
Total Available-for-Sale securities	$7,322,538	$7,088,870	$6,391,584	$6,547,421

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.         Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$26,251	$—	$—	$26,251	$371	$(6)	$26,616
Freddie Mac	4,570	—	—	4,570	76	—	4,646
Total pools of mortgages	30,821	—	—	30,821	447	(6)	31,262

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	210,453	—	—	210,453	—	(7,072)	203,381
Freddie Mac	248,687	—	—	248,687	—	(6,162)	242,525
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	459,140	—	—	459,140	—	(13,234)	445,906

Commercial Mortgage-Backed Securities(b)
Fannie Mae	1,108,553	—	—	1,108,553	—	(21,410)	1,087,143
Freddie Mac	7,530,247	—	—	7,530,247	3,629	(394,246)	7,139,630
Total commercial mortgage-backed securities	8,638,800	—	—	8,638,800	3,629	(415,656)	8,226,773

Non-GSE MBS(c)
CMOs/REMICs	2,626	(199)	(231)	2,196	—	(359)	1,837

Asset-Backed Securities(c)
Manufactured housing (insured)	13,738	—	—	13,738	291	—	14,029
Home equity loans (insured)	26,832	—	(311)	26,521	3,821	(444)	29,898
Home equity loans (uninsured)	6,171	—	(456)	5,715	596	(59)	6,252
Total asset-backed securities	46,741	—	(767)	45,974	4,708	(503)	50,179

Total MBS	9,178,128	(199)	(998)	9,176,931	8,784	(429,758)	8,755,957

Other
State and local housing finance agency obligations	177,225	(108)	—	177,117	—	(13,869)	163,248

Total Held-to-maturity securities	$9,355,353	$(307)	$(998)	$9,354,048	$8,784	$(443,627)	$8,919,205

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2021
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost(d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$33,128	$—	$—	$33,128	$4,086	$—	$37,214
Freddie Mac	5,478	—	—	5,478	712	—	6,190
Total pools of mortgages	38,606	—	—	38,606	4,798	—	43,404

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	300,442	—	—	300,442	2,338	(144)	302,636
Freddie Mac	322,186	—	—	322,186	3,066	(22)	325,230
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	622,628	—	—	622,628	5,404	(166)	627,866

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,301,041	—	—	1,301,041	22,166	(159)	1,323,048
Freddie Mac	7,117,953	—	—	7,117,953	339,409	(6,461)	7,450,901
Total commercial mortgage-backed securities	8,418,994	—	—	8,418,994	361,575	(6,620)	8,773,949

Non-GSE MBS (c)
CMOs/REMICs	2,978	(226)	(261)	2,491	35	(51)	2,475

Asset-Backed Securities (c)
Manufactured housing (insured)	18,484	—	—	18,484	498	—	18,982
Home equity loans (insured)	32,519	—	(374)	32,145	6,187	—	38,332
Home equity loans (uninsured)	11,382	—	(951)	10,431	1,286	(84)	11,633
Total asset-backed securities	62,385	—	(1,325)	61,060	7,971	(84)	68,947

Total MBS	9,145,591	(226)	(1,586)	9,143,779	379,783	(6,921)	9,516,641

Other
State and local housing finance agency obligations	185,000	(114)	—	184,886	16	(17,269)	167,633

Total Held-to-maturity securities	$9,330,591	$(340)	$(1,586)	$9,328,665	$379,799	$(24,190)	$9,684,274
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multifamily apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $3.0 million at December 31, 2022 and $2.5 million at December 31, 2021, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 192 and 24 at December 31, 2022 and December 31, 2021, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency bonds reported gross unrecognized losses of $13.9 million at December 31, 2022 and $17.3 million at December 31, 2021. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in unrealized loss position was five in HTM portfolio at December 31, 2022, unchanged from December 31, 2021. Probability default analysis at December 31, 2022 recorded allowance of credit losses of $0.1 million, unchanged from December 31, 2021. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.2 million were recorded at December 31, 2022, slightly lower than December 31, 2021. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2022 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 11 at December 31, 2022 and 8 at December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$1,085	$1,100
Due after one year through five years	1,145	1,137	1,560	1,550
Due after five years through ten years	3,545	3,415	100	100
Due after ten years	172,535	158,696	182,255	164,883
State and local housing finance agency obligations	$177,225	$163,248	$185,000	$167,633

Mortgage-backed securities
Due in one year or less	$375,677	$372,953	$622,150	$627,027
Due after one year through five years	4,564,091	4,397,702	3,244,996	3,338,703
Due after five years through ten years	3,484,910	3,258,306	4,411,317	4,670,692
Due after ten years	753,450	726,996	867,128	880,219
Mortgage-backed securities	$9,178,128	$8,755,957	$9,145,591	$9,516,641
Total Held-to-Maturity Securities	$9,355,353	$8,919,205	$9,330,591	$9,684,274
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $32.3 million at December 31, 2022 and net unamortized premiums of $45.7 million at December 31, 2021 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 9.         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2022			December 31, 2021
		Weighted(a)			Weighted(a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$4	5.36%	—%	$—	—%	—%
Due in one year or less	82,971,070	3.00	70.96	39,102,862	0.64	54.91
Due after one year through two years	13,739,663	1.82	11.75	8,417,861	1.52	11.82
Due after two years through three years	4,480,758	1.79	3.83	5,986,412	1.35	8.41
Due after three years through four years	2,552,886	1.55	2.18	3,847,497	1.49	5.40
Due after four years through five years	5,588,876	3.27	4.78	2,366,939	1.41	3.32
Thereafter	7,596,597	3.15	6.50	11,493,595	1.82	16.14

Total par value	116,929,854	2.80%	100.00%	71,215,166	1.07%	100.00%
Advance discounts	(2,083)			(160)
Hedge valuation basis adjustments (b)	(1,634,895)			321,396

Total	$115,292,876			$71,536,402
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s benchmark rates are LIBOR, Federal Funds-OIS index and SOFR-OIS index.

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

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

●	one-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
●	securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
●	cash or deposits in the Bank;

Federal Home Loan Bank of New York

Notes to Financial Statements

●	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, can be liquidated in due course, and that the Bank can perfect a security interest in it; and
●	qualifying securities.

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

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends. The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members. The FHLBNY’s members are required to pledge collateral to secure advances. Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate-related and has a readily ascertainable value, can be liquidated in due course, and in which the FHLBNY can perfect a security interest. The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan; and the provision would benefit the FHLBNY in a scenario when a member defaults). The FHLBNY also has a statutory lien under the FHLBank Act on members’ capital stock, which serves as further collateral for members’ indebtedness to the FHLBNY.

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2022. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2022, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any time in the periods in 2023 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of December 31, 2022.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Advances borrowed by insurance companies accounted for 32.9% and 41.4% of total advances at December 31, 2022 and December 31, 2021, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2022, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage loan program MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At December 31, 2022, mortgage loans under the MAP program were at carrying value of $226.0 million compared to $161.6 million at December 31, 2021.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying	Percentage of	Carrying	Percentage of
	Amount	Total	Amount	Total
Real Estate(a):
Fixed medium-term single-family mortgages	$109,429	5.90%	$138,831	6.52%
Fixed long-term single-family mortgages	1,745,699	94.10	1,988,968	93.48
Total unpaid principal balance	$1,855,128	100.00%	$2,127,799	100.00%
Unamortized premiums	26,448		31,351
Unamortized discounts	(693)		(857)
Basis adjustment (b)	1,703		1,966
Total MPF loans amortized cost	$1,882,586		$2,160,259
MPF allowance for credit losses	(1,665)		(1,956)
MPF loans held-for-portfolio	$1,880,921		$2,158,303
MAP loans held-for-portfolio	226,048		161,561
Total mortgage loans held-for-portfolio at carrying value	$2,106,969		$2,319,864
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The following table presents the fixed-rate mortgage loans held-for-portfolio by redemption terms for the current year (in thousands):

Redemption Term	December 31, 2022	December 31, 2021
Due in one year or less	$79,855	$83,195
Due after one year through five years	334,980	355,950
Due after five years through fifteen years	860,981	922,236
Thereafter	800,395	923,160
Total unpaid principal balance	$2,076,211	$2,284,541
Other adjustments, net (a)	32,669	37,458
Total mortgage loans held for portfolio	$2,108,880	$2,321,999
Allowance for credit losses on mortgage loans	(1,911)	(2,135)
Mortgage loans held for portfolio, net	$2,106,969	$2,319,864
(a)	Consists of premiums, discounts, and hedging adjustments.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $44.3 million at December 31, 2022 and $44.2 million at December 31, 2021. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $1.7 million in 2022, $2.1 million in 2021, and $2.7 million in 2020. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $3.5 million at December 31, 2022 and $2.4 million at December 31, 2021.

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

Our allowance for credit loss of $1.9 million at December 31, 2022 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses. Lastly, forbearance processes under COVID-19 are likely to be temporary for the MPF loans; amounts under forbearance agreements are not material. Loan deferrals under COVID-19 relief are not material.

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

Accrued interest receivable was $10.2 million at December 31, 2022 and $11.1 million at December 31, 2021. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at December 31, 2022 and December 31, 2021.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2022	2021	2020
Allowance for credit losses:
Beginning balance	$2,135	$7,073	$653
Adjustment for cumulative effect of accounting change	—	—	2,972
Charge-offs	(31)	(50)	(94)
Recoveries	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(193)	(4,888)	3,542
Balance, at end of period	$1,911	$2,135	$7,073

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents risk elements and credit losses (dollars in thousands):

	December 31, 2022	December 31, 2021
Average loans outstanding during the period (a)	$2,155,287	$2,501,735
Mortgage loans held for portfolio (a)	2,076,211	2,284,541
Non-accrual loans (a)	7,795	12,294
Allowance for credit losses on mortgage loans held for portfolio	1,911	2,135
Net charge-offs	31	50

Ratio of net charge-offs to average loans outstanding during the period	0.001%	0.002%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.092%	0.093%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.375%	0.538%
Ratio of allowance for credit losses to non-accrual loans	24.511%	17.369%

(a)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2022	December 31, 2021
Total MPF Mortgage loans, carrying values net (a)	$1,880,921	$2,158,303
Non-performing MPF mortgage loans - Conventional (a)(b)	$7,795	$12,294
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,632	$6,612
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

	December 31, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance(d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,053,813	$—	$1,068,388	$1,167,490
With a related allowance	664,581	(1,665)	673,518	668,124
Total measured for impairment	$1,718,394	$(1,665)	$1,741,906	$1,835,614

	December 31, 2021
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,329,019	$—	$1,348,056	$1,506,305
With a related allowance	640,788	(1,956)	649,531	779,346
Total measured for impairment	$1,969,807	$(1,956)	$1,997,587	$2,285,651
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the twelve months ended December 31, 2022 and for the same period ended December 31, 2021.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2022	December 31, 2021
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans - MPF	$1,718,394	$1,969,807
MPF Government-guaranteed or -insured mortgage loans	136,734	157,992
Total MPF loans - unpaid principal balance	$1,855,128	$2,127,799

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

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:
Conventional MPF/MAP
Past due 30 - 59 days	$8,399	$4,104	$12,503
Past due 60 - 89 days	2,707	653	3,360
Past due 90 days or more	6,676	1,162	7,838
Total past due mortgage loans	17,782	5,919	23,701
Current MPF mortgage loans	941,098	778,871	1,719,969
Current MAP mortgage loans	—	225,961	225,961
Total conventional mortgage loans	$958,880	$1,010,751	$1,969,631

	December 31, 2021
	Conventional Loans
	Origination Year
	Prior to 2017	2017 to 2021	Total
Payment Status, at Amortized Cost:
Conventional MPF/MAP
Past due 30 - 59 days	$6,458	$6,614	$13,072
Past due 60 - 89 days	1,386	1,100	2,486
Past due 90 days or more	11,066	1,288	12,354
Total past due mortgage loans	18,910	9,002	27,912
Current MPF mortgage loans	964,314	1,007,317	1,971,631
Current MAP mortgage loans	—	161,740	161,740
Total conventional mortgage loans	$983,224	$1,178,059	$2,161,283

Federal Home Loan Bank of New York

Notes to Financial Statements

Other Delinquency Statistics (dollars in thousands):

	December 31, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$3,940	$2,865	$6,805
Serious delinquency rate (b)	0.45%	3.45%	0.68%
Past due 90 days or more and still accruing interest	$—	$4,702	$4,702
Loans on non-accrual status	$7,838	$—	$7,838
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$5,241	$1,434	$6,675
Modified loans under MPF program	$—	$—	$—
Real estate owned (d)	$—	$—	$—

	December 31, 2021
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$11,190	$4,053	$15,243
Serious delinquency rate (b)	0.95%	4.26%	1.19%
Past due 90 days or more and still accruing interest	$—	$6,684	$6,684
Loans on non-accrual status	$12,354	$—	$12,354
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$4,849	$778	$5,627
Modified loans under MPF program	$421	$—	$421
Real estate owned (d)	$357	$—	$357
(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $1.0 billion at December 31, 2022 and $1.3 billion at December 31, 2021, a decrease of $294.3 million, or 22.3%, from December 31, 2021. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 98.9% and 97.1% of deposits at December 31, 2022 and December 31, 2021, respectively, with the remaining deposits primarily being term deposits and non-interest- bearing deposits.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $1.0 billion for 2022 and $1.4 billion for 2021. The annualized weighted-average interest rates paid on demand and overnight deposits were 1.36% for the year ended December 31, 2022 and 0.03% for the year ended December 31, 2021. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $0.4 million for the year ended December 31, 2022 and $0.2 million for the year ended December 31, 2021. The weighted-average interest rates paid on term deposits were 3.51% for the year ended December 31, 2022 and 0.17% for the year ended December 31, 2021.

The following table summarizes deposits (in thousands):

	December 31, 2022	December 31, 2021
Interest-bearing deposits
Interest-bearing demand	$1,015,991	$1,283,072
Term (a)	—	—
Total interest-bearing deposits	1,015,991	1,283,072
Non-interest-bearing demand	10,946	38,166
Total deposits (b)	$1,026,937	$1,321,238
(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	December 31, 2022	Interest Rate(b)	December 31, 2021	Interest Rate(b)
Term deposits	$—	3.51%	$—	0.17%
Interest-bearing demand (a)	1,015,991	1.36	1,283,072	0.03
Total interest-bearing deposits	$1,015,991	1.36%	$1,283,072	0.03%
Non-interest-bearing demand	10,946		38,166
Total deposits	$1,026,937		$1,321,238
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	December 31, 2022	December 31, 2021
Consolidated obligation bonds-amortized cost	$87,612,556	$54,643,748
Hedge valuation basis adjustments	(2,015,128)	77,048
Hedge basis adjustments on de-designated hedges	114,430	125,091
FVO - valuation adjustments and accrued interest	(214,103)	(16,486)
Total Consolidated obligation bonds	$85,497,755	$54,829,401

Discount notes-amortized cost	$61,832,418	$42,197,683
Hedge value basis adjustments	(39,088)	(424)
Hedge basis adjustments on de-designated hedges	(341)	—
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$61,792,989	$42,197,259

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$40,943,160	3.69%	46.79%	$19,254,345	0.59%	35.32%
Over one year through two years	16,499,805	2.56	18.85	7,317,160	1.20	13.42
Over two years through three years	7,808,115	1.65	8.92	5,881,385	0.85	10.79
Over three years through four years	10,533,905	1.09	12.04	4,149,215	0.97	7.61
Over four years through five years	4,638,435	2.35	5.30	10,072,905	0.95	18.48
Thereafter	7,092,000	2.88	8.10	7,839,700	2.44	14.38

Total par value	87,515,420	2.85%	100.00%	54,514,710	1.06%	100.00%
Bond premiums (b)	123,477			152,601
Bond discounts (b)	(26,341)			(23,563)
Hedge valuation basis adjustments (c)	(2,015,128)			77,048
Hedge basis adjustments on de-designated hedges (d)	114,430			125,091
FVO (e) - valuation adjustments and accrued interest	(214,103)			(16,486)
Total Consolidated obligation-bonds	$85,497,755			$54,829,401
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our interest rate benchmarks are LIBOR, the Federal Funds-OIS index and the SOFR-OIS index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2022		December 31, 2021
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$30,482,290	34.83%	$31,907,580	58.53%
Fixed-rate, callable	18,676,130	21.34	12,993,130	23.84
Step Up, callable	5,374,000	6.14	4,799,000	8.80
Floating rate, callable	250,000	0.29	1,265,000	2.32
Single-index floating rate	32,733,000	37.40	3,550,000	6.51
Total par value	$87,515,420	100.00%	$54,514,710	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Par value	$62,295,735	$42,204,430
Amortized cost	$61,832,418	$42,197,683
Hedge value basis adjustments(a)	(39,088)	(424)
Hedge basis adjustments on de-designated hedges(b)	(341)	—
FVO(c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$61,792,989	$42,197,259
Weighted average interest rate	3.97%	0.06%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2022	2021	2020
Beginning balance	$137,638	$148,827	$153,894
Additions from current period’s assessments	46,517	29,514	49,180
Net disbursements for grants and programs	(52,761)	(40,703)	(54,247)
Ending balance	$131,394	$137,638	$148,827

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.4 billion at December 31, 2022 and $4.5 billion at December 31, 2021.

Both Membership and Activity-based Class B capital stocks have the same voting rights and dividend rates. (See Statements of Capital):

●	Membership stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY previously had a $100 million cap on membership stock per member. However, effective August 1, 2022, the maximum amount of membership capital stock purchase per member was reduced from $100 million to $50 million. As a result of this change, the Bank repurchased approximately $166 million in membership stock.
●	Activity based stock is issued on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount for advances and mortgage loans, and 12.5 basis points for letter of credits. Excess activity-based capital stock is repurchased daily.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2022		December 31, 2021
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$749,451	$8,488,246	$844,115	$6,433,709
Total capital-to-asset ratio	4.00%	5.39%	4.00%	6.11%
Total capital (b)	$6,295,660	$8,488,246	$4,214,334	$6,433,709
Leverage ratio	5.00%	8.09%	5.00%	9.16%
Leverage capital (c)	$7,869,574	$12,732,369	$5,267,917	$9,650,563
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	December 31, 2022	December 31, 2021
Redemption less than one year	$93	$97
Redemption from one year to less than three years	2,387	226
Redemption from three years to less than five years	952	244
Redemption from five years or greater	1,146	1,392
Total	$4,578	$1,959

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2022	2021	2020
Beginning balance	$1,959	$2,991	$5,129
Capital stock subject to mandatory redemption reclassified from equity	261,629	85	2,743
Redemption of mandatorily redeemable capital stock (a)	(259,010)	(1,117)	(4,881)
Ending balance	$4,578	$1,959	$2,991
Accrued interest payable (b)	$82	$23	$41
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 6.75%, 4.40% and 5.10% for the three months ended December 31, 2022, 2021 and 2020, respectively. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $910.9 million and $827.4 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2022 and December 31, 2021, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2022	2021	2020
Net income	$417,376	$265,521	$442,385

Net income available to stockholders	$417,376	$265,521	$442,385

Weighted average shares of capital	49,916	48,987	61,334
Less: Mandatorily redeemable capital stock	(227)	(24)	(43)
Average number of shares of capital used to calculate earnings per share	49,689	48,963	61,291

Basic earnings per share	$8.40	$5.42	$7.22

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

Federal Home Loan Bank of New York

Notes to Financial Statements

have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations. The two non-qualified Benefit Equalization Plans (BEP) are unfunded.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2022	2021	2020
Defined Benefit Plan	$9,400	$10,000	$10,000
Benefit Equalization Plans (defined benefit and defined contribution)	11,310	12,176	10,450
Defined Contribution Plans	2,805	2,844	2,701
Postretirement Health Benefit Plan	304	288	297
Total retirement plan expenses	$23,819	$25,308	$23,448

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2022	2021	2020
Net pension cost charged to compensation and benefit expense for the year ended December 31	$9,400	$10,000	$10,000
Contributions allocated to plan year ended June 30	$9,969	$9,905	$9,863
Pentegra DB Plan funded status as of July 1 (a)	118.87%	129.62%	108.20%
FHLBNY's funded status as of July 1 (b)	113.87%	126.15%	105.31%
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

Federal Home Loan Bank of New York

Notes to Financial Statements

2023 for the plan year ended June 30, 2022. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(b)	Based on cash contributions made through December 31, 2022 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2022	2021
Accumulated benefit obligation	$65,064	$84,419
Effect of future salary increases	5,955	14,091
Projected benefit obligation	71,019	98,510
Unrecognized prior service (cost)/credit	(73)	(281)
Unrecognized net (loss)/gain	(6,835)	(39,269)

Accrued pension cost	$64,111	$58,960

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2022	2021
Projected benefit obligation at the beginning of the year	$98,510	$95,278
Service cost	2,478	2,023
Interest cost	2,576	2,250
Benefits paid	(2,928)	(2,775)
Actuarial loss/(gain) (a)	(27,551)	1,579
Settlements	(2,066)	—
Plan amendments	—	155
Projected benefit obligation at the end of the year	$71,019	$98,510

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial gain of $27.6 million in 2022 was primarily due to gains from discount rate change and gain from demographic experience.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2022	2021
Net loss/(gain)	$6,835	$39,269
Prior service cost/(credit)	73	281
Accumulated other comprehensive loss/(gain)	$6,908	$39,550

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2022	2021
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	4,994	2,775
Settlements	(2,066)	—
Benefits paid	(2,928)	(2,775)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Service cost	$2,478	$2,023	$1,567
Interest cost	2,576	2,250	2,348
Amortization of unrecognized net loss	4,883	5,361	4,561
Amortization of unrecognized past service cost	208	725	697
Net periodic benefit cost - Defined Benefit BEP	10,145	10,359	9,173
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	1,165	1,817	1,277
Total	$11,310	$12,176	$10,450

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2022	2021
New (gain)/loss during the year	$(27,551)	$1,579
Recognized prior service credit/(cost)	(208)	(725)
New past service (credit)/cost	—	155
Recognized gain/(loss)	(4,883)	(5,361)

Total recognized in other comprehensive loss/(income)	$(32,642)	$(4,352)
Total recognized in net periodic benefit cost and other comprehensive income	$(22,497)	$6,007

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2023
Expected amortization of net loss/(gain)	$—
Expected amortization of past service cost/(credit)	$55

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Discount rate (a)	4.96%	2.66%	2.26%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	6	6	6
Benefits paid during the period	$(2,928)	$(2,775)	$(2,601)
(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2023	$3,366
2024	3,610
2025	4,119
2026	4,326
2027	4,718
2028-2032	25,743

Total	$45,882

The net periodic benefit cost for 2023 is expected to be $5.1 million ($10.1 million in 2022).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 5.15%.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accumulated postretirement benefit obligation at the beginning of the year	$10,604	$11,364
Service cost	31	46
Interest cost	273	242
Actuarial loss/(gain)	(2,188)	(528)
Plan participant contributions	241	241
Actual benefits paid	(682)	(807)
Retiree drug subsidy reimbursement	41	46
Accumulated postretirement benefit obligation at the end of the year	$8,320	$10,604

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2022	2021
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	441	566
Plan participant contributions	241	241
Actual benefits paid	(682)	(807)
Fair value of plan assets at the end of the year	$—	$—

Federal Home Loan Bank of New York

Notes to Financial Statements

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2022	2021
Net (gain)/loss	$(3,089)	$(901)
Accumulated other comprehensive (gain)/loss	$(3,089)	$(901)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Service cost (benefits attributed to service during the period)	$31	$46	$58
Interest cost on accumulated postretirement health benefit obligation	273	242	320
Amortization of (gain)/loss	—	—	(81)
Net periodic postretirement health benefit expense/(income)	$304	$288	$297

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2022	2021
Net loss/(gain)	$(2,188)	$(528)
Amortization of net gain/(loss)	—	—

Total recognized in other comprehensive income	$(2,188)	$(528)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,884)	$(240)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2022	2021	2020
Weighted average discount rate (a)	5.15%	2.60%	2.18%

Health care cost trend rates:
Assumed for next year
Pre 65	6.80%	6.20%	6.50%
Post 65	5.40%	5.20%	4.95%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2033	2031	2028
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2033	2031	2028
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line
(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2023	$737
2024	720
2025	694
2026	704
2027	690
2028-2032	3,288

Total	$6,833

The postretirement health benefit plan accrual for 2023 is expected to be a benefit of $1.0 million (cost of $0.3 million in 2022).

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2022	December 31, 2021
Interest rate contracts
Interest rate swaps	$173,232,721	$94,190,603
Interest rate caps	800,000	800,000
Mortgage delivery commitments	9,837	8,573
Total interest rate contracts notionals	$174,042,558	$94,999,176

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

	December 31, 2022		December 31, 2021
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$683,389	$2,110,074	$203,797	$719,892
Cleared derivatives	1,534,274	1,504,012	293,323	296,531
Total gross recognized amount	2,217,663	3,614,086	497,120	1,016,423
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(550,878)	(2,095,888)	(77,045)	(683,385)
Cleared derivatives	(1,502,901)	(1,502,901)	(122,585)	(296,531)
Total gross amounts of netting adjustments and cash collateral	(2,053,779)	(3,598,789)	(199,630)	(979,916)
Net amounts after offsetting adjustments and cash collateral	$163,884	$15,297	$297,490	$36,507
Uncleared derivatives	$132,511	$14,186	$126,752	$36,507
Cleared derivatives	31,373	1,111	170,738	—
Total net amounts after offsetting adjustments and cash collateral	$163,884	$15,297	$297,490	$36,507

Derivative instruments - not nettable
Uncleared derivatives (a)	$37	$36	$14	$5
Total derivative assets and total derivative liabilities
Uncleared derivatives	$132,548	$14,222	$126,766	$36,512
Cleared derivatives	31,373	1,111	170,738	—
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$163,921	$15,333	$297,504	$36,512

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$576,756	$—	$367,110	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(108,761)	—	(115,833)	—
Total net amount of non-cash collateral received or repledged	$467,995	$—	$251,277	$—
Total net exposure cash and non-cash(e)	$631,916	$15,333	$548,781	$36,512

Net unsecured amount - Represented by:
Uncleared derivatives	$23,787	$14,222	$10,933	$36,512
Cleared derivatives	608,129	1,111	537,848	—
Total net exposure cash and non-cash (e)	$631,916	$15,333	$548,781	$36,512
(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin - For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is "in-the-money" for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is "out-of-the-money" (liability position), the FHLBNY would post variation margin to the DCO. At December 31, 2022, no net of cash as settlement variation margin was posted to FCMs. At December 31, 2021, the FHLBNY posted $7.8 million in cash as settlement variation margin to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	December 31, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$123,913,433	$1,090,359	$2,745,983
Total derivatives in hedging relationships under ASC 815	123,913,433	1,090,359	2,745,983

Derivatives not designated as hedging instruments
Interest rate swaps	49,253,288	1,126,638	866,175
Interest rate caps	800,000	431	—
Mortgage delivery commitments	9,837	37	36
Other (b)	66,000	235	1,928
Total derivatives not designated as hedging instruments	50,129,125	1,127,341	868,139

Total derivatives before netting and collateral adjustments	$174,042,558	$2,217,700	$3,614,122
Netting adjustments		$(2,039,759)	$(2,039,759)
Cash collateral and related accrued interest		(14,020)	(1,559,030)
Total netting adjustments and cash collateral		(2,053,779)	(3,598,789)
Total derivative assets and total derivative liabilities		$163,921	$15,333
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$576,756
Security collateral received from counterparty (c)		(108,761)
Net security		467,995
Net exposure		$631,916

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2021
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 interest rate swaps	$77,159,117	$469,953	$990,925
Total derivatives in hedging relationships under ASC 815	77,159,117	469,953	990,925

Derivatives not designated as hedging instruments
Interest rate swaps	16,873,486	23,014	24,627
Interest rate caps	800,000	136	—
Mortgage delivery commitments	8,573	14	5
Other (b)	158,000	4,017	871
Total derivatives not designated as hedging instruments	17,840,059	27,181	25,503

Total derivatives before netting and collateral adjustments	$94,999,176	$497,134	$1,016,428
Netting adjustments		$(192,330)	$(192,330)
Cash collateral and related accrued interest		(7,300)	(787,586)
Total netting adjustments and cash collateral		(199,630)	(979,916)
Total derivative assets and total derivative liabilities		$297,504	$36,512
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$367,110
Security collateral received from counterparty (c)		(115,833)
Net security		251,277
Net exposure		$548,781
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	The Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2022 and December 31, 2021.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Summary of Significant Accounting Policies in this Form 10-K.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Years ended December 31,
	2022	2021	2020
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$403,405	$620,234	$(978,281)

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(366,585)	$(613,272)	$977,118

Gains (losses) represent changes in fair values of derivatives and changes in the fair value of hedged items due to changes in the designated benchmark interest rates, the risk being hedged. Gains and losses on ASC 815 hedges are recorded in the same line in the Statements of Income as the hedged assets and hedged liabilities.

Cumulative Basis Adjustment

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in the hedged risk. The hedge basis adjustment, whether arising from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet.

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2022 and December 31, 2021, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	December 31, 2022
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$42,378,681	$(1,634,913)	$—
Hedged AFS debt securities (a)	3,691,391	(575,104)	—
De-designated advances (b)	—	—	18
	$46,070,072	$(2,210,017)	$18
Liabilities:
Hedged consolidated obligation bonds	$36,962,293	$2,015,128	$—
Hedged consolidated obligation discount notes	47,594,103	39,088	—
De-designated consolidated obligation bonds (b)	—	—	(114,430)
De-designated consolidated obligation discount notes (b)	—	—	341
	$84,556,396	$2,054,216	$(114,089)

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2021
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$37,731,410	$321,057	$—
Hedged AFS debt securities (a)	2,892,784	(30,667)	—
De-designated advances (b)	—	—	339
	$40,624,194	$290,390	$339
Liabilities:
Hedged consolidated obligation bonds	$30,158,015	$(77,048)	$—
Hedged consolidated obligation discount notes	3,325,017	424	—
De-designated consolidated obligation bonds (b)	—	—	(125,091)
	$33,483,032	$(76,624)	$(125,091)
(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	At December 31, 2022, par amounts of de-designated advances were $0.5 billion; par amounts of de-designation CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.5 billion. At December 31, 2021, par amounts of de-designated advances were $0.1 billion, and par amount of de-designated CO bonds were $1.4 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2022
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,190)	$—	$202,509	$203,699

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2022	2021	2020
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$183,069	$4,755	$(153,396)
Caps	294	93	(6)
Mortgage delivery commitments	(1,404)	(424)	1,693
Total gains (losses) on derivatives in economic hedges	$181,959	$4,424	$(151,709)

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2022
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$27,420	$27,420	$27,420	$—	$—	$—
Interest-bearing deposits	1,750,000	1,750,017	—	1,750,017	—	—
Securities purchased under agreements to resell	4,245,000	4,245,019	—	4,245,019	—	—
Federal funds sold	9,470,000	9,470,068	—	9,470,068	—	—
Trading securities	7,113,419	7,113,419	7,113,419	—	—	—
Equity Investments	81,754	81,754	81,754	—	—	—
Available-for-sale securities	7,088,870	7,088,870	—	5,979,841	1,109,029	—
Held-to-maturity securities	9,354,048	8,919,205	—	8,703,941	215,264	—
Advances	115,292,876	115,195,748	—	115,195,748	—	—
Mortgage loans held-for-portfolio, net	2,106,969	1,836,785	—	1,836,785	—	—
Accrued interest receivable	437,823	437,823	—	437,823	—	—
Derivative assets	163,921	163,921	—	2,217,700	—	(2,053,779)
Other financial assets	—	—	—	—	—	—

Liabilities
Deposits	1,026,937	1,026,925	—	1,026,925	—	—
Consolidated obligations
Bonds	85,497,755	84,409,975	—	84,409,975	—	—
Discount notes	61,792,989	61,799,962	—	61,799,962	—	—
Mandatorily redeemable capital stock	4,578	4,578	4,578	—	—	—
Accrued interest payable	370,456	370,456	—	370,456	—	—
Derivative liabilities	15,333	15,333	—	3,614,122	—	(3,598,789)
Other financial liabilities	—	—	—	—	—	—

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

Federal Home Loan Bank of New York

Notes to Financial Statements

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2022 and December 31, 2021. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2022 and December 31, 2021.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2022 and December 31, 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2022 and December 31, 2021, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. OREO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,113,419	$7,113,419	$—	$—	$—
Equity Investments	81,754	81,754	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,979,841	—	5,979,841	—	—
State and local housing finance agency obligations	1,109,029	—	—	1,109,029	—
Derivative assets(a)
Interest-rate derivatives	163,884	—	2,217,663	—	(2,053,779)
Mortgage delivery commitments	37	—	37	—	—
Total recurring fair value measurement - Assets	$14,447,964	$7,195,173	$8,197,541	$1,109,029	$(2,053,779)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(4,159,862)	$—	$(4,159,862)	$—	$—
Derivative liabilities(a)
Interest-rate derivatives	(15,297)	—	(3,614,086)	—	3,598,789
Mortgage delivery commitments	(36)	—	(36)	—	—
Total recurring fair value measurement - Liabilities	$(4,175,195)	$—	$(7,773,984)	$—	$3,598,789

	December 31, 2021
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,821,380	$5,821,380	$—	$—	$—
Equity Investments	96,124	96,124	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,548,784	—	5,548,784	—	—
State and local housing finance agency obligations	998,637	—	—	998,637	—
Derivative assets(a)
Interest-rate derivatives	297,490	—	497,120	—	(199,630)
Mortgage delivery commitments	14	—	14	—	—
Total recurring fair value measurement - Assets	$12,762,429	$5,917,504	$6,045,918	$998,637	$(199,630)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(7,386,074)	$—	$(7,386,074)	$—	$—
Derivative liabilities(a)
Interest-rate derivatives	(36,507)	—	(1,016,423)	—	979,916
Mortgage delivery commitments	(5)	—	(5)	—	—
Total recurring fair value measurement - Liabilities	$(7,422,586)	$—	$(8,402,502)	$—	$979,916
(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance
	Agency Obligations
	Years ended December 31,
	2022	2021
Balance, beginning of the period	$998,637	$—
Transfer of securities from held-to-maturity to available-for-sale	—	902,719
Provision for credit losses	—	586
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(878)	117
Purchases	308,000	100,000
Settlements	(196,730)	(4,785)
Balance, end of the period	$1,109,029	$998,637

Items Measured at Fair Value on a Non-recurring Basis (a) (in thousands):

	During the period ended December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$657	$—	$657	$—
Real estate owned	315	—	—	315
Total non-recurring assets at fair value	$972	$—	$657	$315
(a)No items at fair value on a non-recurring basis was outstanding during the period ended December 31, 2022

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2021, and reported fair values were not as of the period end dates.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2022 and December 31, 2021.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Year ended December 31, 2022
	Bonds	Discount Notes (b)
Balance, beginning of the period	$(7,386,074)	$—
New transactions elected for fair value option	(2,636,405)	—
Maturities and terminations	5,665,000	—
Net gains (losses) on financial instruments held under fair value option	206,998	—
Change in accrued interest/unaccreted balance	(9,381)	—
Balance, end of the period	$(4,159,862)	$—

	Year ended December 31, 2021
	Bonds	Discount Notes (b)
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(16,802,560)	(1,249,392)
Maturities and terminations	25,975,000	8,367,602
Net gains (losses) on financial instruments held under fair value option	20,444	2,027
Change in accrued interest/unaccreted balance	1,506	13,518
Balance, end of the period	$(7,386,074)	$—

	Year ended December 31, 2020
	Bonds	Discount Notes
Balance, beginning of the period	$(12,134,043)	$(2,186,603)
New transactions elected for fair value option	(19,375,000)	(23,818,753)
Maturities and terminations	14,867,000	18,883,387
Net gains (losses) on financial instruments held under fair value option	2,069	(1,946)
Change in accrued interest/unaccreted balance	59,510	(9,840)
Balance, end of the period	$(16,580,464)	$(7,133,755)
(a)	No advances elected under the FVO was outstanding at December 31, 2022, 2021 and 2020.
(b)	No discount notes elected under the FVO was outstanding at December 31, 2022 and 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a) (in thousands):

	December 31, 2022
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(56,533)	$206,998	$150,465
Consolidated obligation discount notes (b)	—	—	—
	$(56,533)	$206,998	$150,465

	December 31, 2021
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(16,869)	$20,444	$3,575
Consolidated obligation discount notes	(3,839)	2,027	(1,812)
	$(20,708)	$22,471	$1,763

	December 31, 2020
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(55,088)	$2,069	$(53,019)
Consolidated obligation discount notes	(60,063)	(1,946)	(62,009)
	$(115,151)	$123	$(115,028)
(a)	No advances elected under the FVO was outstanding at December 31, 2022, 2021 and 2020.
(b)	No discount notes elected under the FVO was outstanding at December 31, 2022.

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	December 31, 2022
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,159,862	$(214,103)

	December 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)

	December 31, 2020
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$16,575,000	$16,580,464	$5,464
Consolidated obligation discount notes (c)	7,118,211	7,133,755	15,544
	$23,693,211	$23,714,219	$21,008

Federal Home Loan Bank of New York

Notes to Financial Statements

(a)	Advances – No advances elected under the FVO were outstanding at December 31, 2022, 2021 and 2020. From time to time, the FHLBNY has elected the FVO for advances on an instrument-by-instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes - No discount notes elected under the FVO were outstanding at December 31, 2022 and December 31, 2021. From time to time, discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of December 31, 2022 and $0.7 trillion as of December 31, 2021.

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

The following table summarizes contractual obligations and contingencies (in thousands):

December 31, 2022
Contractual Obligations
Consolidated obligation bonds at par (a)	$87,515,420
Consolidated obligation discount notes at par	62,295,735
Mandatorily redeemable capital stock (a)	4,578
Premises (lease obligations) (b)	85,660
Remote backup site	902
Other liabilities (c)	131,360
Total contractual obligations	$150,033,655
Other commitments
Standby letters of credit (d)	$18,318,415
Consolidated obligation bonds/discount notes traded not settled	375,000
Commitments to fund additional advances	—
Commitments to fund pension	12,400
Open delivery commitments (MAP)	9,837
Total other commitments	$18,715,652

Total obligations and commitments	$168,749,307
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at

Federal Home Loan Bank of New York

Notes to Financial Statements

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

At December 31, 2022 and December 31, 2021, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our leases (dollars in thousands):

	December 31, 2022	December 31, 2021
Operating Leases (a)
Right-of-use assets	$60,338	$65,624
Lease Liabilities	$73,304	$79,026

	Twelve months ended December 31,
	2022		2021
Operating Lease Expense	$7,809		$7,809
Operating cash flows - Cash Paid	$8,246		$8,148

	December 31, 2022		December 31, 2021
Weighted Average Discount Rate	3.31%		3.30%
Weighted Average Remaining Lease Term	10.13	Years	11.06	Years

Federal Home Loan Bank of New York

Notes to Financial Statements

	Remaining maturities through
Operating lease liabilities	December 31, 2022	December 31, 2021
2022	$—	$8,246
2023	8,615	8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
Thereafter	45,410	45,410
Total undiscounted lease payments	86,798	95,044
Imputed interest	(13,494)	(16,018)
Total operating lease liabilities	$73,304	$79,026

(a)We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

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

Debt assumptions — No debt was assumed from another FHLBank in 2022. In February 2021, the FHLBNY assumed $171.2 million of debt (par amounts) from another FHLBank.

Debt transfers — No debt was transferred to another FHLBank in 2022 and 2021.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $3.8 million at December 31, 2022 and $4.6 million at December 31, 2021.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.3 million, $1.8 million, and $2.6 million for the twelve months ended in December 2022, 2021, and 2020, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2022 and December 31, 2021, outstanding notional amounts were $33.0 million and $79.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2022 and 2021, overnight loans extended to other FHLBanks averaged $13.7 million and $0.8 million, respectively. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the twelve months ended December 31, 2022, the FHLBNY borrowed a total of $3.0 billion in overnight loans from other FHLBanks. There were no borrowings from other FHLBanks in the twelve months ended December 31, 2021. The borrowings averaged $24.7 million for the twelve months ended December 31, 2022. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

At December 31, 2022 and December 31, 2021, there was no compensating cash balances held at Citibank. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2022	December 31, 2021
	Related	Related
Assets
Advances	$115,292,876	$71,536,402
Accrued interest receivable	352,578	69,852

Liabilities and capital
Deposits	$1,026,937	$1,321,238
Mandatorily redeemable capital stock	4,578	1,959
Accrued interest payable	82	23
Affordable Housing Program (a)	131,394	137,638
Other liabilities (b)	—	30,368

Capital	$8,347,383	$6,445,853
(a)	Represents funds not yet allocated or disbursed to AHP programs.
(b)	Includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Years ended December 31,
	2022	2021	2020
	Related	Related	Related
Interest income
Advances	$1,915,358	$483,216	$1,166,745
Interest-bearing deposits	4	—	1
Loans to other FHLBanks	228	1	33

Interest expense
Deposits	$13,765	$380	$3,768
Mandatorily redeemable capital stock	1,278	109	235
Cash collateral held and other borrowings	958	—	—

Service fees and other	$16,818	$17,470	$18,207

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

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2022
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,250,000	16.46%	$332,309	24.51%
Flagstar Bank, N.A. (b)(c)	Hicksville	NY	15,775,000	13.49	244,568	18.04
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	11.58	253,973	18.73
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.20	21,673	1.60
Subtotal MetLife, Inc.			14,940,000	12.78	275,646	20.33
Signature Bank	New York	NY	11,283,738	9.65	61,762	4.56
Equitable Financial Life Insurance Company	New York	NY	8,501,263	7.27	155,524	11.47
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,084,800	6.06	127,885	9.43
New York Life Insurance Company	New York	NY	3,638,000	3.11	64,737	4.78
Manufacturers and Traders Trust Company	Buffalo	NY	3,200,169	2.74	12,657	0.93
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.24	36,766	2.71
ESL Federal Credit Union	Rochester	NY	2,561,931	2.19	43,941	3.24
Total			$88,854,151	75.99%	$1,355,795	100.00%
(a)	Interest income percentage is the member's interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank joined the Board of Directors of the FHLBNY as a Member Director on January 1, 2022.
(c)	A non-Member institution Flagstar Bank, FSB merged into FHLBNY member New York Community Bank, on December 1, 2022. Surviving entity renamed Flagstar Bank, N.A. as a member of the FHLBNY.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2023 and December 31, 2022 (shares in thousands):

		Number	Percent
	February 28, 2023	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	7,778	12.68%
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,593	12.38
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,591	10.74
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	769	1.25
Subtotal MetLife, Inc.		7,360	11.99
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	4,229	6.89
Signature Bank	565 Fifth Avenue, New York, NY, 10017	4,208	6.86
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,736	6.09
		34,904	56.89%

		Number	Percent
	December 31, 2022	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,172	14.35%
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	7,621	11.92
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,591	10.31
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	702	1.10
Subtotal MetLife, Inc.		7,293	11.41
Signature Bank	565 Fifth Avenue, New York, NY, 10017	5,603	8.77
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,943	6.17
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	3,688	5.77
		37,320	58.39%

Federal Home Loan Bank of New York

Notes to Financial Statements

Note  22.Subsequent Events.

Signature Bank. On March 12, 2023, Bank member Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., an entity that will be operated and managed by the FDIC. All obligations of Signature Bridge Bank, N.A. are backed by the FDIC and the full faith and credit of the U.S. government.

On December 31, 2022, Signature Bank held $11.3 billion in advances with the FHLBNY. On February 14, 2023, Signature Bank held $5.7 billion in advances, the low point for the first quarter of 2023. As of March 10, 2023, the last business day before the receivership, Signature Bank held $11.2 billion in advances. Also, as of each date noted above, Signature Bank had $2.0 billion in undrawn letters of credit. Signature Bank’s repayment obligations to the Bank were transferred to Signature Bridge Bank, N.A., and remain fully collateralized. The Bank does not anticipate that we will experience a credit loss as a result of the foregoing.

Federal Reserve Announcement of BTFP. On March 12, 2023, the Federal Reserve announced the creation of the new Bank Term Funding Program (“BTFP”), which offers loans for a term of up to one year to eligible borrowers, secured by eligible collateral owned as of March 12, 2023. Eligible borrowers include any federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. Eligible collateral is any collateral eligible for purchase by the Federal Reserve in open market operations, which includes U.S. Treasuries, agency debt and mortgage-backed securities, among other assets. Eligible collateral will be valued at par and the loans will be made at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points. Loans can be requested under the program until at least March 11, 2024. The BTFP is backstopped by the U.S. Department of the Treasury, which will provide up to $25 billion in credit protection to the Federal Reserve in connection with the program.

Given the favorable terms of secured loans under the BTFP, the Bank’s depository institution members may determine to request loans under the BTFP rather than requesting Bank advances, which, in turn, could have a negative impact on Bank advances balances.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2022. Based on this evaluation, they concluded that as of December 31, 2022, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

2022 and 2023 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate. For both 2022 and 2023, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships. One New Jersey Member Director seat remained vacant from April 7, 2022 through and until December 31, 2022 due to the departure of a New Jersey Member Director in the final year of their term from the Board due to a corporate merger.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2022 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify (i) one incumbent Independent Director whose term expired at the end of 2022 and who could not run again due to term limits; (ii) one new Independent Director who was elected by the Bank’s membership to begin service on the Board commencing on January 1, 2023; (iii) one incumbent Independent Director whose term expired at the end of 2022 and who was re-elected by the Bank’s membership to serve again on the Board commencing on January 1, 2023; (iv) one new Jersey Member Director who was deemed automatically elected to begin service on the Board commencing on January 1, 2023; (v) one incumbent New Jersey Member Director who was deemed automatically re-elected to serve again on the Board commencing on January 1, 2023; (vi) one incumbent New Jersey Member Director whose term was set to expire at the end of 2022 but whose Board service ended early due to a corporate merger; (vii) one incumbent New York Member Director who was re-elected by the Bank’s New York membership to begin service on the Board commencing on January 1, 2023; and (viii) two Independent Directors who also serve as Public Interest Directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

			Start of	Expiration
		Bank	Most	of Most	Represents
	Age as of	Director	Recent	Recent	Bank
Director Name	3/17/23	Since	Term	Term	Members in	Director Type
John R. Buran (Chair)	73	12/2010	1/1/20	12/31/23	NY	Member
Larry E. Thompson (Vice Chair)	72	1/2014	1/1/22	12/31/25	Districtwide	Independent
Melba I. Acosta(a)	56	1/2023	1/1/23	12/31/26	Districtwide	Independent
Danelle M. Barrett	55	1/2021	1/1/21	12/31/24	Districtwide	Independent
Thomas R. Cangemi	54	1/2022	1/1/22	12/31/25	NY	Member
Kevin Cummings(b)	68	1/2014	1/1/19	12/31/22	NJ	Member
Thomas L. Hoy	74	1/2012	1/1/20	12/31/23	NY	Member
David R. Huber(c)	59	1/2019	1/1/23	12/31/26	Districtwide	Independent
Thomas J. Kemly	64	1/2021	1/1/21	12/31/24	NJ	Member
Charles E. Kilbourne, III	50	1/2019	1/1/21	12/31/24	Districtwide	Independent*
Kenneth J. Mahon	72	1/2017	1/1/21	12/31/24	NY	Member
Christopher P. Martin(d)	66	1/2015	1/1/23	12/31/26	NJ	Member
Richard S. Mroz(e)	61	3/2002	1/1/19	12/31/22	Districtwide	Independent
David J. Nasca(f)	65	1/2015	1/1/23	12/31/26	NY	Member
Gerald L. Reeves	68	1/2022	1/1/22	12/31/25	NJ	Member
Ira Robbins (d)	48	1/2023	1/1/23	12/31/26	NJ	Member
Stephen S. Romaine	58	1/2019	1/1/21	12/31/24	NY	Member
DeForest B. Soaries, Jr.	71	1/2009	1/1/20	12/31/23	Districtwide	Independent*
Josie J. Thomas	64	1/2022	1/1/22	12/31/25	Districtwide	Independent
Carlos J. Vázquez	64	11/2013	1/1/22	12/31/25	PR & USVI	Member
Ángela Weyne	79	9/2017	1/1/20	12/31/23	Districtwide	Independent

(a)	Director Acosta was elected by the Bank’s districtwide membership on November 17, 2022 to serve as an Independent Director for a four year term commencing on January 1, 2023.
(b)	Director Cummings’ term as a New Jersey Member Director was set to expire on December 31, 2022; however, due to a corporate merger, his Board service ended effective April 7, 2022.
(c)	Director Huber served on the Board as an Independent Director throughout 2022, and his term expired on December 31, 2022. On November 17, 2022, he was re-elected by the Bank’s districtwide membership to serve as an Independent Director for a new four year term commencing on January 1, 2023.
(d)	Directors Martin and Robbins, being the only nominated candidates for two New Jersey Member Director seats, and having accepted their nominations, were, on August 31, 2022, deemed automatically re-elected and elected, respectively, to serve as New Jersey Member Directors for four year terms each commencing on January 1, 2023.
(e)	Director Mroz served on the Board as an Independent Director throughout 2022, and his term expired on December 31, 2022. He was not eligible to run again for a seat on the Board due to term limits.
(f)	Director Nasca was re-elected by the Bank’s New York membership on November 17, 2022 to serve as a New York Member Director for a four year term commencing on January 1, 2023.

*Independent Directors so indicated also serve as Public Interest Directors. Director Kilbourne has served as a Public Interest Director throughout the entire course of his service covered by this table and Director Soaries’ service as a Public Interest Director commenced effective October 3, 2018.

Mr. Buran (Chair) is Director, President and Chief Executive Officer of both Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank), and of Flushing Bank. He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003. In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977. There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division. Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut. He also spent time as a consultant and Assistant to the President of Carver Bank. Mr. Buran is past Chairman and current Board member of the New York Bankers Association. From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York. John is also a former member of the Nassau County Interim Finance Authority where he served for eight years. Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations. He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21. He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award. His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center. He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award. Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award. Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City. He is a Board member of The Korean American Youth Foundation. Mr. Buran also serves on the Board of the Long Island Conservatory. He was recently presented with an honorary Doctorate of Humane Letters from St. Francis College of Brooklyn and was the recipient of the Catholic Charities Gold Medal Award in 2019. He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Thompson (Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee. He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation. Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee. Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004. Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He is currently the chairman of the Board of Directors of LedgerX LLC, a digital currency futures and options exchange and clearinghouse., He also serves on the Board of Professional Advisors of the firm Risk Toolbox, Inc. In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson received his B.A. from Yale University and his J.D. from the University of California at Berkeley.

Ms. Acosta is, since 2017, a Counsel in the law firm of McConnell Valdes, LLC, where her main areas of practice include corporate law, banking and financial institutions, commercial financing, M&As, reorgs, governance, public financing, and debt restructuring. She regularly advises national and local banks, broker-dealers, mortgage institutions and other financial institutions on a wide range of complex corporate and financial transactions and regulatory matters. Ms. Acosta's public experience includes serving as President of the Government Development Bank for Puerto Rico (GDB), as Secretary of the Department of the Treasury and Chief Public Finance Officer for the Commonwealth of Puerto Rico, from 2013 to 2016. During her tenure, she spearheaded the efforts to restructure approximately $68 billion public debt of the Commonwealth. She provided testimony to Congress on several occasions regarding Puerto Rico's fiscal situation, this as part of the efforts for the approval of the federal law known as PROMESA that allowed Puerto Rico to restructure its public debt. She was also Chair of various Boards and committees, including the GDB and its subsidiaries, Economic Development Bank, the Corporation for the Revitalization of the PR Electric Power Authority, the Puerto Rico Teacher's Retirement System and the 2014 Tax Reform Committee. From 2001 to 2004 she served as Director of the Office of Management and Budget and Chief Information Officer (CIO) of the Commonwealth. As CIO, she spearheaded the development of the first e-government transactions. She was also the Government Authorized Representative for FEMA. Prior to that, she served as Chief of Staff to the Mayor of the city of San Juan, Puerto Rico, overseeing the city's operations, including finances, public works, housing, social services and economic development, among others. Ms. Acosta, who is a certified public accountant, attorney and notary public, has held executive roles in both banking, finance and operations (including EVP, CFO, CAO/COO and Corporate Risk Manager) of a holding company of commercial banking entities, where she dealt with banking and securities regulatory issues, including among others, anti-money laundering, privacy, information security, regulatory examinations, asset quality, risk management and complex accounting issues, such as restatement of financials. As such, she was member of ALCO, Investment, Risk Management and Executive Committees. She started her career as a tax consultant with Price Waterhouse. For over 15 years she has been a member of the Board of Trustees of the Museum of Art of Puerto Rico, having served as Chair and Treasurer. She is member of the Board of Directors of the Fundación Luis Muñoz Marín, of the Board of Hospital La Concepcion, a past member of the Board of United Ways of Puerto Rico, where she also served as President of the Audit Committee and an Elected Numerary of the Academia Puertorriqueña de Jurisprudencia y Legislación. Ms. Acosta holds a Bachelor of Business Administration, with an accounting major, and a Juris Doctor degree, both magna cum laude, from the University of Puerto Rico, Rio Piedras. She also holds a Masters in Business Administration from Harvard University's Graduate School of Business, Boston, Massachusetts. Ms. Acosta’s experience in law, as well as in auditing & accounting, financial management, organizational management, project management and risk management, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Rear Admiral Barrett, USN (Ret.) was born in Buffalo, New York and is a 1989 graduate of Boston University with a Bachelor of Arts in History where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps in a ceremony aboard the USS Constitution. She holds Masters of Arts in Management from Webster University, National Security Strategic Studies from the U.S. Naval War College, and Human Resources Development from Webster University. She also earned a Master of Science in Information Management from Syracuse University. As an admiral, Danelle served as Director of Current Operations at U.S. Cyber Command, and assumed duties in 2017 as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff. In her last position in the U.S. Navy, she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700,000 personnel across a global network. An innovator, she implemented visionary digital transformation to modernize with unprecedented speed, significantly improving Navy Information Warfare capabilities. Ms. Barrett’s other tours of duty include assignments as Commanding Officer, Naval Computer and Telecommunications Area Master Station Atlantic where she directly led the largest telecommunications station in the Navy with responsibility for 2,700 people in 15 subordinate organizations worldwide; Chief of Staff, Navy Information Forces Command, U.S. Naval Forces Central Command/U.S. 5th Fleet and 2nd Fleet, Carrier Strike Group 2 and Carrier Strike Group 12 which included deployments in support of Operations Enduring Freedom in Afghanistan and Unified Response in Haiti, MultiNational Forces Iraq; Naval Computer and Telecommunications Stations in Jacksonville and Puerto Rico and Standing Joint Force Headquarters United States Pacific Command. She currently executes a portfolio of work that includes consulting, public speaking, and writing. She is an independent director on the boards of the Protego Trust Company and ShoulderUp Technology Acquisition Corp., and is on several advisory boards for other organizations. Her personal awards include Defense Superior Service Medal and other military decorations, Federal 100 winner 2010; Armed Forces Communications and Electronics Association Women in Leadership Award 2014; Women in Technology Leadership Award 2017 and the Executive Women’s Forum Women of Influence Award 2019. Ms. Barrett earned the National Defense University Chief Information Officer and Information Security certifications and has published 35 articles. She is the author of the recent book “Rock The Boat: Embrace Change, Encourage Innovation and Be a Successful Leader”. Rear Admiral Barrett’s organizational management, project development and risk management experience, as well as her experience in cybersecurity and digital transformation, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Mr. Cangemi serves as President, Chief Executive Officer, and a Director of New York Community Bancorp, Inc. (“NYCB”) and its subsidiary and FHLBNY member Flagstar Bank, N.A. (formerly known prior to a corporate merger that became effective on December 1, 2022 as New York Community Bank). He was appointed President and CEO as well as Director of NYCB and New York Community Bank effective December 31, 2020, and served as Chairman of NYCB and New York Community Bank from March 26, 2021 to November 30, 2022. Prior to this, Mr. Cangemi served as Senior Executive Vice President and Chief Financial Officer of NYCB and New York Community Bank since April 5, 2005. He joined NYCB and New York Community Bank on July 31, 2001 as Executive Vice President and Director of the Capital Markets Group, and was named Senior Executive Vice President of NYCB and New York Community Bank on October 31, 2003. Prior to joining NYCB and New York Community Bank, Mr. Cangemi was Executive Vice President, Chief Financial Officer, and Treasurer of both Richmond County Financial Corp. and Richmond County Savings Bank. Before joining Richmond County in 1997, Mr. Cangemi served as Senior Vice President, Chief Financial Officer, and Corporate Secretary of Continental Bank, a commercial bank based in Garden City, New York and, previously, as Director of Corporate SEC Reporting for an electronics corporation in Boca Raton, Florida. From 1993 to 1996, Mr. Cangemi was Vice President and Chief Financial Officer of Sunrise Bancorp, a publicly traded thrift headquartered on Long Island. Previously, Mr. Cangemi was a member of the SEC Professional Practice Group of KPMG Peat Marwick serving financial institutions. Mr. Cangemi serves as Treasurer and a member of the Board of Directors of the Richmond County Savings Foundation and a member of the Board of Directors of the New York Community Bank Foundation. In addition, Mr. Cangemi is a member of the Board of Trustees of The Whaling Museum & Education Center of Cold Spring Harbor. Previously, Mr. Cangemi was a member of the Board of Directors of Peter B. Cannell & Co., Inc., a New York City-based investment management firm, a Board member and a member of the Development Committee of the Long Island Children’s Museum, on the Board of Directors of Friends of the Arts, a member of the Council of Overseers of the Tilles Center for the Performing Arts; and a member of the Board of Trustees of the East Woods School. Mr. Cangemi is a former recipient of the Crain’s New York Business “40 Under 40” list of the top executives under the age of 40. Mr. Cangemi holds a B.B.A. from the School of Professional Accountancy at Dowling College, and is a certified public accountant and a member of the AICPA.

Mr. Cummings was appointed Chairman of the Board of Directors and Chief Executive Officer of Investors Bancorp, Inc. and former FHLBNY member Investors Bank effective May 22, 2018. He previously served as President and Chief Executive Officer of these companies since January 1, 2008 and was appointed to serve on the boards of these companies on the same date. Prior to 2008, he had served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003. Mr. Cummings' service on our Board ended as of April 7, 2022 due to the acquisition of Investors Bancorp, Inc. by Citizens Financial Group, Inc. and the merger of Investors Bank into Citizens Bank, National Association. Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years. Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client. Mr. Cummings also worked in the New Jersey community bank practice for over 20 years. Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University. Mr. Cummings has served as a Commissioner on the Summit Board of Recreation. He is a Trustee of The Scholarship Fund for Inner-City Children and the former Chairman of the Board of the New Jersey Bankers Association. He is also a board member of The Community Foundation of New Jersey and St. Benedicts Prep in Newark. Mr. Cummings is a certified public accountant.

Mr. Hoy has served as Chairman of FHLBNY member Glens Falls National Bank and Trust Company (“Glens Falls”) since April 28, 2004. Mr. Hoy joined Glens Falls in 1974 as a Management Trainee and served as President of Glens Falls from January 1, 1996 through December 31, 2012. He also served as CEO of Glens Falls from 1997 through December 31, 2012. Mr. Hoy also has served as a director of FHLBNY member Saratoga National Bank and Trust Company (“Saratoga”) since April 27, 2022. He has also served as Chairman of Arrow Financial Corporation (“Arrow”), the holding company for Glens Falls and Saratoga, since April 28, 2004. He became President of Arrow in 1996 and CEO in 1997 and served as President of Arrow through June 30, 2012 and CEO of the company through December 31, 2012. He has served as a director of North Country Mutual Funds since 2015. Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors. Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve. He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts. He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council's Good Scout Award, the C.R. Wood Theater's Charles R. Wood Award, the Warren County Bar Association Liberty Bell Award, and the Henry Crandall Award from the Crandall Public Library.

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

Mr. Kemly was appointed President and Chief Executive Officer of FHLBNY member Columbia Bank, effective December 31, 2011. Prior to his appointment, he held various positions at the bank including Controller, Senior Vice President, Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and Senior Executive Vice President, Chief Operating Officer. Mr. Kemly joined Columbia Bank’s Board of Directors in 2006 and the Columbia Bank Foundation’s (“Foundation”) Board of Directors upon inception in 2004; he was named Chairman of the Foundation in 2012. Mr. Kemly has also served since 2006 as a director, and since 2012 as the president, of Columbia Financial, Inc., Columbia Bank's mid-tier stock holding company. Columbia Financial, Inc. is in turn a majority-owned subsidiary of Columbia Bank MHC; Mr. Kemly has served as a director of this entity since 2006. Mr. Kemly was also named to the Board of FHLBNY member Freehold Bank in 2021. With over 40 years of experience, Mr. Kemly has served as an active member of the banking industry. He has held several leadership positions including Chairman and Board Member of the New Jersey Bankers Association, President of Northern New Jersey Community Bankers, Board Member for the Commerce and Industry Association of New Jersey, Board Member of the Bankers Cooperative Group, Board Member of the New Jersey Bankers Charitable Foundation, President of the Financial Managers Society for the New York and New Jersey Chapter, and was a member of the OCC Mutual Savings Association Advisory Committee. As an active member of the local community, Mr. Kemly has expanded Columbia Bank’s volunteering initiative “Team Columbia”, which encourages employees to volunteer their time and give back to those in need. In conjunction with Columbia Bank’s IPO in 2018, he grew the Columbia Bank Foundation to one of the largest private giving Foundations in the state of New Jersey. Mr. Kemly has been formally recognized for his continued support by organizations including New Bridge Services, the Boys and Girls Club of Paterson, and the Passaic Community College Foundation. He previously served on the Board of Directors for New Bridge Services. Mr. Kemly holds Bachelor’s degrees in Business Administration and Psychology from Trenton State College and an MBA in Finance from Fordham University.

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

Mr. Martin is, as of January 1, 2022, Executive Chairman of Provident Financial Services, Inc. and of its subsidiary and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank. He was first elected as Chairman in 2010, served as Chief Executive Officer from 2009 until December 31, 2021, and served as President from 2004 through mid-2020. He has been in the banking industry for over 35 years. Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst. Mr. Martin previously served on the board of directors of the New Jersey Bankers Association. In addition, he served on the Federal Reserve Community Depository Institutions Advisory Council. He is a member of the Government Relations Council of the American Bankers Association. He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves on the board of trustees and the executive and investment committees of Elon University, and is a past president of the alumni board. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $30 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania. Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, and Project Live. Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz has a long career in law, government, and public service. His experiences are as a regulator, lawyer, lobbyist and consultant. He is Managing Director, and Founding Member, of Resolute Strategies, LLC, a regulatory and public affairs consulting business based in New Jersey and also is Senior Director with Archer Public Affair in Trenton, NJ and Washington, DC. He provides regulatory and strategic advice to clients on issues including energy markets, energy industry technologies, cybersecurity, water & wastewater policy, and infrastructure development and financing. He continues to provide public service as a member of the U.S. Department of Energy Electric Advisory Committee, which provides advice to the Department regarding modernizing the nation’s electricity delivery infrastructure. Mr. Mroz is also Senior Advisor to Protect Our Power, a national non-profit advocacy organization seeking to advance protective measures, best practices and investments for cybersecurity, an issue on which he regularly is called up to comment at educational forums and in media interviews. He is the immediate past President of the New Jersey Board of Public Utilities (NJBPU), serving as chairman and chief administrative officer of the agency and functioning as the chief energy officer for New Jersey. He was President of the NJBPU from October 2014 until January 2018, and remained as a Commissioner until April 2018. Prior to becoming President of the NJBPU, he worked in private practice as a lawyer and lobbyist as Managing Director of Archer Public Affairs and was Of Counsel to Archer & Greiner P.C., in Haddonfield, New Jersey. Previous New Jersey-related government service includes serving as the full time Solicitor for Camden County, New Jersey and as a Commissioner of the Delaware River & Bay Authority and, notably, as Chief Counsel to Governor Christine Todd Whitman after serving in various capacities in her Administration. He is a graduate of the University of Delaware, and holds a J.D. from the Villanova School of Law. The legal and regulatory experience of Mr. Mroz, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director. His service on our Board ended due to term limits on December 31, 2022.

Mr. Nasca has, since 2006, served a Director and President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a $2.2 billion nationally chartered community focused commercial bank. Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group with increasing executive responsibilities including; Senior Vice President and Treasurer; President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York; and Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans, implementation of First Niagara’s merger and acquisition efforts, and management of its enterprise-wide risk management program. In addition, Mr. Nasca’s experience includes executive positions with Chemical Bank, Goldome FSB, and Goldome Realty Corp. He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College. Mr. Nasca is a member and past President of the Board of the Independent Bankers Association of New York State, a member of the New York Bankers Association and past Chair of the New York Bankers Association Service Corporation, and a former member of the Board of Directors of the New York Business Development Corporation. He is also involved in his community on several boards, including serving as a member of the Canisius College Business Advisory Council of its Richard J. Wehle School of Business; serving as a Governing Board Member of Lifetime Healthcare, Inc. and of its subsidiaries Excellus Health Plan, Inc. (a member of the FHLBNY), MedAmerica, Inc., and Univera Healthcare; and serving as a board member of the Buffalo Urban Development Corporation, The Buffalo Niagara Partnership, and Brothers of Mercy, Inc., a Continuing Care Community.

Mr. Reeves has been a Director of FHLBNY member Sturdy Savings Bank since January 2008. He retired as President and CEO of the institution on January 9, 2023, after serving in these positions since 2008. Prior to his appointment to the position of President and CEO, he held various positions since joining the bank in 1991, including Chief Operating Officer, Executive Vice President, Senior Loan Officer, Director of Commercial Lending and Senior Vice President. He has worked in the banking industry for 42 years in Southern New Jersey. Prior to joining Sturdy Savings Bank, he served as a regional vice president of Commercial Lending for Chemical Bank. He has served the NJBankers Association in many capacities including as a Commercial Lending Committee Chairperson, a Member of the Board of Directors, and a Member of the Executive Committee, as well as serving two-one year terms as the Chairman of the Board. Mr. Reeves served one term as a member of the CDIAC Committee of the Federal Reserve Bank of Philadelphia. His community service includes 27 years on the Board of Education of the West Cape May Elementary School district, 42 years as a member of the Kiwanis Club of Cape May, 12 years as a member of the Cape Regional Hospital Foundation Board and 25 years as a member of the Cape May County Fishing Loan Council. He is a graduate of the University of Delaware, with a Bachelor of Science degree in Financial Management, and he earned an MBA from Monmouth University.

Mr. Robbins is the Chairman and Chief Executive Officer of FHLBNY member Valley National Bank (NASDAQ: VLY). He joined Valley in 1996 as part of the Bank's Management Associate Program and has grown along with the company in a number of leadership positions before being appointed to Chairman and CEO in 2018. As CEO, he has led Valley into the future while keeping true to the company's roots as a local bank. Ira's vision for success is building a purpose-driven organization which includes embracing innovation, being customer-centric, promoting social responsibility, and empowering Valley's associates. Ira earned his bachelor's degree from Susquehanna University, his MBA from Pace University and is a graduate of Stonier Graduate School of Banking. He is a Certified Public Accountant in New Jersey and a member of both the New Jersey Society of Certified Public Accountants and the American Institute of Public Accountants. He serves on the board of the Jewish Vocational Service of MetroWest NJ (JVS), is on the Morris Habitat for Humanity Leadership Council and takes great pride in community outreach as an active supporter of several other philanthropic organizations in his community. Ira also serves on the board of the American Bankers Association, the New Jersey Bankers Association and the New York Bankers Association.

Mr. Romaine, effective January 1, 2022, serves as Chief Executive Officer and a director of FHLBNY member Tompkins Community Bank (“TCB”) (formerly Tompkins Trust Company); he formerly served as Chairman of TCB from May 2014 through December 2021. He has also served as a Director, President and Chief Executive Officer of TCB’s holding company, Tompkins Financial Corporation, since January 1, 2007. Mr. Romaine also served as a director on the boards of former FHLBNY members Tompkins Mahopac Bank from January 2003 and Tompkins Bank of Castile from January 2007 until these entities merged into TCB effective January 1, 2022. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His civic involvement includes recent service as a member of the Board of Directors of the Legacy Foundation of Tompkins County.

Dr. Soaries is the President and CEO of Corporate Community Connections, Inc., a company that assists corporations expand and improve their Corporate Social Responsibility efforts. He served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey from November 1990 to July 2021. His pastoral ministry focused on spiritual growth, educational excellence, economic empowerment, and faith-based community development. As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community was tremendous. In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods. In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc. This organization developed permanent solutions for hundreds of foster children and parents. From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to serve in that office. He also served as the former chairperson of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002. In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement. The dfree® strategy teaches people how to become financially self-sufficient. In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which offers a 12-step curriculum for financial wellness. Dr. Soaries currently serves as an Independent Director at Independence Realty Trust and Ocwen Financial Corporation. In July 2020, he became a Director of Uncommon Giving, a company formed to help increase charitable giving by connecting people and nonprofits. Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary. Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Ms. Thomas was Executive Vice President, Chief Diversity and Inclusion Officer at CBS Corporation (later CBS) beginning in 2014 through February 2020 and served on CBS's senior leadership team for more than 20 years. She was also an advisor to senior management at ViacomCBS Inc. prior to her retirement in August 2020. As the architect of CBS’s enterprise diversity function, Ms. Thomas identified new markets to expand brand outreach, loyalty and viewership with new revenue opportunities. She also developed innovative programs, from the CBS Diversity Institute to internal and external outreach, as well as a cost-effective supplier diversity initiative and engagement with CBS’s Government Affairs office. Ms. Thomas managed budgets across functions and worked closely with business units with a focus on efficiencies across the enterprise. As a member of the CBS Executive Sustainability Council, Ms. Thomas reviewed business unit operations to formalize processes, data collection and analytics for ESG opportunities. Previously, Ms. Thomas served as head of Business Affairs for CBS News where, as an attorney, she was the principal negotiator of content expansion and talent contracts. Ms. Thomas also transformed the CBS News archives into a profit center. Ms. Thomas is a graduate of Harvard University with honors and received a J.D. degree from the University of California, Berkeley, School of Law. Ms. Thomas has been a member of the New York State Bar since 1984 and began her legal career specializing in litigation and intellectual property law before joining CBS as Broadcast Counsel in 1986. Her leadership at nonprofit organizations is wide ranging and included positions as Treasurer and National Board Executive Committee member of the Alliance for Women in Media, with audit, risk assessment and governance responsibilities, where she currently serves on its Foundation board. She was Chair of the Grants, Education and Policy Committee of Komen NYC Race for the Cure and Chair of the NAACP Spingarn Award committee in 2010 and again in 2018. She was also Board Chair of the Institute for Advanced Journalism Studies at North Carolina A&T, and served on the Board of Visitors of Howard University’s School of Communications from 2005 to 2022. Ms. Thomas has received numerous awards and honors including the Congressionally recognized Ellis Island Medal of Honor, a 20th Anniversary Multichannel News “Wonder Woman” Award, and recognized by the Financial Times in its 2021 Agenda Diversity 100 as well as multiple recognitions by Black Enterprise magazine. She was also inducted into the Disability Mentoring Hall of Fame. Ms. Thomas’ legal and regulatory and organizational management experience, and her experience with diversity, supports her qualifications to serve on our Board as an Independent Director.

Mr. Vázquez has since April 2004 served as Senior Executive Vice President of Banco Popular de Puerto Rico (BPPR), Puerto Rico’s largest bank and a member of the FHLBNY. He served as director of BPPR from October 2011 to July 2021. From September 2010 until September 2014, he was President of Popular Bank (PB), a New-York chartered bank and member of the FHLBNY; since October 2010 he has served as a director of PB. In 2013, Mr. Vázquez was named Executive Vice President and Chief Financial Officer of Popular, Inc., the bank holding company of BPPR and PB. Popular, Inc. is a NASDAQ listed and SEC registered company (ticker: BPOP) which is presently the 40st largest financial holding company in the United States with assets over $67 billion and is principally supervised by the Federal Reserve Bank of NY. Mr. Vázquez is a member of Popular, Inc.’s Senior Management Team, heads Popular’s Asset & Liability Management Committee and serves as a member of Popular’s Credit Strategy Committee. He is also a member of the board of directors of certain subsidiaries of Popular, Inc., including Popular Securities Inc. and Popular Auto LLC, and is Vice Chairman of the Banco Popular Foundation. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and the Risk Management MIS Divisions. From 2004 through 2010 he headed Popular, Inc.’s Consumer Lending Group for Puerto Rico, responsible for personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto. Before joining Popular, Inc., Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc. In the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean. Mr. Vázquez also serves on the national Advisory Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy. Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute. Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees. He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera. He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla. While Commissioner, Ms. Weyne served as Vice President of the board of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration. She was also a member of various committees of the National Association of Insurance Commissioners and also a member of the Association of Latin American Insurance Superintendents Association. Ms. Weyne’s accomplishments during her 40 years of experience in the insurance sector, which started as an actuary in the Office of the Commissioner of Insurance, have included presiding a premium finance company, a claims adjusting firm, a managing general agent of which she later became owner, and presidencies of both life and disability and property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations. Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico, where she also taught mathematics. Among the entities where she has served as a board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe, the Trust of the Supreme Court of Puerto Rico, the Puerto Rico Chapter of the World Presidents Organization as well as the Tourism Scholarship Foundation and the School of Architecture of the University of Puerto Rico, and the MMM Foundation, where she served as the Board Chair in 2022). She has also received numerous awards and recognitions such as the Top Management Award from the Sales and Marketing Association of Puerto Rico, Outstanding Woman in Business Award from the Puerto Rico Chamber of Commerce, Outstanding Woman Award from the Girl Scouts of America, and Successful Woman of the Year Award from El Nuevo Dia Newspaper. She was also named National Judge for the Ernst & Young Entrepreneur of the Year Award program. Presently, Ms. Weyne is a consultant and serves as a member of the advisory board of Rafael J. Nido, Inc. Ms. Weyne’s organizational and financial management experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2022 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/17/23	3/17/2023	Bank Since	Member Since
José R. González	President & Chief Executive Officer	68	10/15/13	10/15/13
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	55	09/22/08	07/12/16
Edwin Artuz	Senior Vice President, Chief Administrative Officer and Director of Diversity and Inclusion	61	03/01/89	01/01/13
Melody J. Feinberg	Senior Vice President, Chief Risk Officer	60	10/17/11	01/01/15
Adam Goldstein	Senior Vice President, Chief Business Officer	49	07/14/97	03/20/08
Kevin M. Neylan	Senior Vice President, Chief Financial Officer	65	04/30/01	03/31/04
Michael L. Radziemski	Senior Vice President, Chief Information Officer	61	07/15/19	01/01/20
Philip A. Scott	Senior Vice President, Chief Capital Markets Officer & Acting Treasurer	64	08/28/06	09/03/14
Michael A. Volpe*	Senior Vice President, Chief Bank Operations Officer & Interim Community Investment Officer	55	12/22/86	10/01/19
Jonathan R. West	Senior Vice President, Chief Legal Officer	66	05/01/15	05/01/15

* Left employment 7/25/98; rehired 10/23/06.

Mr. González was appointed President and CEO of the Federal Home Loan Bank of New York on April 2, 2014. Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President. Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013. Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.). Mr. González has been a member of the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions since July of 2014 and has served as Vice Chair since January of 2022. He has also been a member of the Board of Directors of the Office of Finance of the Federal Home Loan Banks since April of 2014 and has served as Vice Chair since May of 2021. Further, Mr. González has been a member of the Resolution Funding Corporation Directorate since September of 2022. From August of 2016 to August of 2020, Mr. González served as a member of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010. From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander. After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations. He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989. He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

Mr. Angelo joined the Bank as Chief Audit Officer in September 2008. In this role, he manages the activities of the Internal Audit Department, which provides independent, objective assurance and consulting services designed to add value and improve the Bank’s operations. He is also responsible for providing support to the Audit Committee of the Bank’s Board of Directors, in connection with matters related to internal controls. Mr. Angelo was appointed to the Management Committee in July 2016. Mr. Angelo holds an M.B.A. in Finance and a B.S. in Accounting, both from New York University’s Stern School of Business. He is a Certified Public Accountant (“CPA”) and is a member of the American Institute of CPAs and the New York State Society of CPAs as well as the Institute of Internal Auditors. Mr. Angelo began his career as an associate auditor with Coopers & Lybrand, and then held positions of increasing responsibilities in internal audit roles at Bankers Trust Company and Bear, Stearns & Co.

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

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017. In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice and serves as the Bank’s Compliance Officer. This role encompasses Financial Risk Management and Credit Risk Analytics; Credit and Collateral Risk; Model Risk; Operational Risk; Technology Risk, including cybersecurity risk; Climate Risk and Compliance. She is a member of the Bank’s Management Committee and serves on many of the FHLBNY’s internal committees, including chairing the Enterprise Risk Committee. She also serves as the primary contact for the Bank’s regulator, the Federal Housing Financing Agency. In 2021, Ms. Feinberg launched “Leading Ladies,” an ongoing program to support, empower, value and recognize the women of the FHLBNY. Ms. Feinberg joined the Bank in October 2011 as the Director of Finance. In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc. Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years. She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude. She is a graduate of the RMA Wharton Advanced Risk Management Program and holds a PRMIA Market, Liquidity, and Asset Liability Management Certification. She is a member of the NYSCPA and AICPA. She is a past presenter to senior executives at the RMA Wharton Advanced Risk Management Program. Since 2014, she has served as a Finance Committee Board Member of “180 Turning Lives Around,” an organization that empowers survivors and families affected by domestic violence and sexual assault.

Mr. Goldstein was named Chief Business Officer in December of 2015. In this role, he leads the Sales, Marketing, Membership and Research activities for all business lines. In addition, he manages the FHLBNY’s Mortgage Asset Programs and Member Service Desk. Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing. Mr. Goldstein joined us in June 1997 and has held a number of key positions in other areas. He has been a member of the FHLBNY’s Management Committee since 2008. He serves on many of the FHLB System Committees and is the Chairman of the GSIB Task Force and the In-District Regulatory Outreach Task Force. He also serves on many of the FHLBNY’s internal Committees and created the Products, Services and Membership Committee and created the FHLBNY’s Leadership Framework. He is a co-sponsor leading the FHLBNY’s Strategic Planning process, where he assists with the development and execution of the strategic plan and new initiatives. He speaks at a variety of trade conventions and conferences, engages bond investors and provides training for regulatory agencies as the Bank’s member regulatory and trade organization leader. Mr. Goldstein is a member of the American FinTech Council and a member of their Community Advisory Board. In addition to an undergraduate degree from the State University of New York at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Management Excellence from the Harvard University School of Business, in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University and in Finance from The New York Institute of Finance. He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Finance Committee and former Chairman of their Audit Committee.

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

Ms. Palladino retired on March 31, 2022, at which time she was Senior Vice President and Head of Affordable Housing and Community Investment, with responsibility for the oversight of the Bank’s affordable housing and community lending programs and initiatives. Ms. Palladino previously served as Vice President and Director of Collateral and Affordable Housing Services from July 2016 through September 2019. Prior to that, she served as Vice President holding the functional titles of Director of Collateral Analytical Services (February 2012 – June 2016) and Director of Loan Review Analysis (June 2010 – January 2012). Ms. Palladino joined the Bank in June of 2010. Prior to joining the Bank, Ms. Palladino held various management positions at GMAC Mortgage Corporation and Home Savings of America. She holds an M.B.A. in Finance from Long Island University and a B.A. in Communications from William Smith College.

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

Mr. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department. Mr. Scott has also been serving as Acting Treasurer since July 2022. He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, liquidity and debt issuance. He has served as the FHLBank representative to the Federal Reserve-sponsored committee on Libor replacement, the Alternative Reference Rates Committee, also known as “ARRC”, since 2017. Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager for interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais. He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

Mr. Volpe was named Senior Vice President and Chief Bank Operations Officer in April 2022. In this role, he directs and oversees several functions, including Community Investment, and Bank Operations comprised of Credit and Collateral Operations, Correspondent Services, Custody and Pledging Services, Business Process and Project Support, and Electronic Payments. Additionally in 2022, he was named Interim Community Investment Officer effective December 1, 2022. Mr. Volpe previously served as Senior Vice President and Head of Bank Operations from October 2019 through March 2022. Prior to that, he served as First Vice President and Director of Bank Operations from January 2019 through September 2019 and was named Vice President beginning in October 2006, holding several functional titles during that time, including Director of Bank Operations (December 2018); Director of Member Services Operations (April 2015 – November 2018); Director of Collateral and Correspondent Services (February 2012 – April 2015); and Director of Collateral Operations (October 2006 – January 2012). He joined the FHLBNY in January 1989 and later took an eight year hiatus, from 1998 to 2006, where he held various positions at The Bank of New York. He received a B.S. in Finance and M.B.A. in International Finance from St. John’s University (NY), and is also a graduate of the ABA Stonier Graduate School of Banking.

Mr. West assumed the role of Senior Vice President, Chief Legal Officer for the Bank on May 1, 2015. Mr. West left the Federal Home Loan Bank of Indianapolis (FHLBI) on December 31, 2014 having served as its Executive Vice President - Chief Operating Officer - Business Operations since July 30, 2010. He was appointed by the FHLBI’s Board to serve as Acting Co-President - CEO from April through July 2013. From 1994 to 2010, Mr. West served as Senior Vice President - Administration, General Counsel, Corporate Secretary & Ethics Officer, having started with the FHLBI in July 1985 as Associate Legal Counsel. From 1983 to 1985, Mr. West was an Associate with the Indianapolis, Indiana law firm of White & Raub and practiced in the areas of insurance and corporate law. Mr. West is a Phi Beta Kappa, B.A. with Distinction graduate in political science and psychology from Indiana University’s College of Arts and Sciences, and earned an M.B.A from Indiana University Kelley School of Business and a J.D. from Indiana University School of Law - Indianapolis. Mr. West is licensed to practice law in the state of Indiana and is registered to serve as In-House Counsel in the state of New York. Mr. West serves on the New York Insurance Association's Legal Committee.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2022 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: David R. Huber (Chair), Kevin Cummings (2022 Vice Chair - through March 2022), Thomas L. Hoy, Thomas J. Kemly, Charles E. Kilbourne, III, Christopher P. Martin, Gerald L. Reeves, and Larry E. Thompson.

Audit Committee Financial Expert

Our Board of Directors has determined that David R. Huber of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics. In this regard, the Board has adopted a Code of Business Conduct and Ethics (Code) that applies to all employees as well as the Board. The Code is posted on the Corporate Governance Section of the FHLBNY’s website at https://www.fhlbny.com. We intend to disclose changes to or waivers from the Code by filing a Form 8-K and/or by posting such information on our website.

ITEM 11.EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

I.Introduction

This section describes and analyzes the Bank’s 2022 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and our other most highly compensated executive officers who were serving as executive officers on December 31, 2022. The Bank’s named executive officers during 2022 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Melody J. Feinberg (Senior Vice President and Chief Risk Officer); 4) Michael Radziemski (Senior Vice President and Chief Information Officer); and 5) Philip A. Scott (Senior Vice President and Chief Capital Markets Officer & Acting Treasurer).

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

Regulatory Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit a FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Pursuant to the foregoing, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks’ executive officers. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days’ advance notice to the Finance Agency of any arrangement that provides for incentive awards to executive officers. Under the supervision of our Board of Directors, we provide this information to the Finance Agency as required.

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

In evaluating a FHLBank's compensation, the FHFA Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. Our Board is of the view that we have incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers, as described below. We are prohibited by regulations from offering equity-based compensation. Our total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for and retain talent.

The Bank is exempt from SEC proxy rules and as such does not provide shareholder advisory “say on pay” votes regarding executive compensation. However, sixty percent of the Board is comprised of Member Directors, elected by these shareholders to represent their interests.

b)About the Bank’s Mission

The mission of the Bank is to provide members with reliable liquidity in support of housing and local community development. We meet our mission by providing our members with access to economical wholesale credit and technical assistance through our credit products, mortgage finance programs, housing and community lending programs and correspondent services to increase the availability of home financing to families of all income levels.

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

c)Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. In September 2018, the Board approved an updated Compensation Policy as a result of the 2018 Total Rewards Study discussed in Section II below, which was in effect for all compensation decisions effective January 2022 through December 2022 include the following:

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

a)2022 Compensation Benchmarking

For the year 2022, McLagan used for compensation benchmarking analysis purposes the Bank’s Compensation Policy (approved by the Board in September 2018) for all NEO compensation decisions in effect beginning January 2022 (details of which are provided above).

The Bank received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2022) for the NEOs, which letter was based upon the results of compensation benchmarking analysis by Towers.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

b)Market Data Participants — Commercial Banks used for 2022 market pay analysis:

Ameris Bank	First Citizens Bank - NC	Siemens Financial Services
Arvest Bank	First National Bank of Omaha	Sterling National Bank
Associated Bank	Frost Bank	Synovus Financial Corporation
BOK Financial Corporation Brown Brothers Harriman CIBC World Markets CIT Group Inc. Commerce Bank East West Bancorp, Inc.	Hancock Whitney Bank Investors Bancorp. Inc. New York Community Bank OneMain Financial People’s United Financial, Inc. Sallie Mae	Texas Capital Bank UMB Financial Corporation Valley National Bancorp Webster Bank

In addition, the FHLBanks were included in the 2022 compensation benchmarking analysis.

c)Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultants Towers and McLagan Partners, Inc. (“McLagan”) in the year 2022 was $82,000. Regarding compensation consulting, payments made to Towers were in the amount of $47,000. McLagan also provided services for 2022 NEO compensation benchmarking services in the amount of $35,000. With respect to matters unrelated to compensation consulting, the Bank separately engaged Towers for insurance placement services in the amount of $110,000 in 2022. The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2022. While the C&HR Committee has concluded that no conflict of interest was created by management's engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III. IC Plan

a)Overview of the 2022 IC Plan

The objective of the Bank’s 2022 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2022 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2022 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees hired on or before October 31, 2022 were eligible to participate in the 2022 IC Plan. Awards under the 2022 IC Plan were calculated based upon performance during 2022 and paid to participants on March 3, 2023.

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

The 2022 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold)
80% (Target)
100% (Maximum)
Other NEOs	30% (Threshold)
50% (Target)
75% (Maximum)

The 2022 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

•A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1.Financial/Return Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Return Component- Dividend Capacity as forecasted in the 2022 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35%	3.88%	4.23%	4.58%	6.16%

2.Risk Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Risk Component -The 2022 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	3
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

	A PASS rating is earned when the Bank experiences: 1. Less than 20 Risk Events for the year; and 2. Sustains an aggregate economic loss of less than $3 MM for the year.

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

3.Mission and Membership Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Community Investment, Business Development and Outreach	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs.	20%	35	45	55	74

New Members	The number of members who, in 2022, either:
	1) submit applications for the first time;
	2) submit an application after having not participated in the past two years; or
	3) submit more applications than what was submitted in 2021.

Advances and Letters of Credit Productions	Supports the provision of liquidity to members for housing and community development activities.		$75.9B	$84.3B	$88.6B	$100.3B

Market Share	Helps the Bank gauge its competitive position against a variety of wholesale funding alternative used by members. Strengthens the franchise as an “advances bank”.		37%	41%	45%	45.10%

Mortgage Asset Program

Purchase mortgage loans from members through MAP, in addition to MPF for Q1, provides a well-performing asset, adheres to the Bank’s mission, fulfills a member need in the marketplace, and allows the Bank to continue to provide liquidity in diverse ways.

			$293MM	$419MM	$482MM	$78MM

4.Organizational Effectiveness Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Organizational Effectiveness Goal will focus on two key tenets that are related to the success of the Bank’s approved Strategy:

(1) Technology Strategy	Achievement of 12 identified milestones and corresponding criteria across the total # of work efforts which have meaningful contribution to each work effort.	10%	6	8	12	10

(2) Culture – Enhancing Diversity & Inclusion: Distributed Leadership (DL)	Allow for four opportunities per year for managers to encourage decision making at all levels per the Distributed Leadership principles.	10%	78	104	130	157

The weighted average of all group results for Bankwide goals, including Risk Management, (and excluding Internal Audit) was 86.1% above target. Payments are interpolated between the target and maximum amounts.

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

These plans are discussed below.

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and total communicated incentive award to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There are no NEOs who qualified for this benefit.

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

Final Average Pay Period —The period that an employee’s earnings is used in the calculation of that employee’s benefit.

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee.

Cost of Living Adjustments ( “COLAs”) — Once a DB Plan A retiree reaches age 65, in each succeeding year he/she will receive an extra payment annually equal to one percent of the original benefit amount multiplied by the number of years in pay status after age 65. As of July 1, 2008, this adjustment is no longer offered to DB Plan B and C Employees on benefits accruing after that date.

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

In order to help ensure that the Bank’s qualified pension plan continues to pass IRS Safe Harbor tests, commencing on July 1, 2022, the qualified retirement benefits for certain NEOs will no longer accrue under the DB Plan; rather, these benefits will be provided under the DB BEP described below.

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

Effective January 1, 2023, employees must be at the rank of First Vice President and above to qualify for the DB BEP, and Vice Presidents already participating in the DB BEP are grandfathered.

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

c)Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2022 restricted by the Finance Agency.

VII.	Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.

VIII.Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2022 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2022.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

David J. Nasca, Chair DeForest B. Soaries, Jr., Vice Chair
David R. Huber Kenneth J. Mahon Christopher P. Martin
Josie J. Thomas Ángela Weyne

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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2022, through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., Kevin Cummings, Gerald H. Lipkin, David R. Huber, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Stephen S. Romaine, Josie J. Thomas and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past. Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2022, 2021 and 2020 (in dollars):

Summary Compensation Table for Calendar Years 2022, 2021 and 2020

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation (b)(2)	Compensation (c)(3)	Total (d)
José R. González	2022	$1,110,000	$—	$—	$—	$1,104,371	$—	$107,056	$2,321,427
President &	2021	$996,000	$—	$—	$—	$894,201	$741,000	$105,311	$2,736,512
Chief Executive Officer (PEO)	2020	$996,000	$—	$—	$—	$1,018,077	$1,430,000	$173,052	$3,617,129

Kevin M. Neylan	2022	$586,324	$—	$—	$—	$437,364	$—	$61,366	$1,085,054
Senior Vice President,	2021	$565,950	$—	$—	$—	$364,841	$633,000	$60,021	$1,623,812
Chief Financial Officer (PFO)	2020	$550,000	$—	$—	$—	$415,545	$1,483,000	$125,734	$2,574,279

Melody J. Feinberg	2022	$506,371	$—	$—	$—	$377,470	$—	$57,092	$940,933
Senior Vice President,	2021	$488,775	$—	$—	$—	$316,997	$318,000	$55,403	$1,179,175
Chief Risk Officer	2020	$475,000	$—	$—	$—	$357,828	$575,000	$111,787	$1,519,615

Michael L Radziemski*	2022	$481,031	$—	$—	$—	$351,206	$20,000	$54,546	$906,783
Senior Vice President,	2021	$467,475	$—	$—	$—	$288,463	$59,000	$51,620	$866,558
Chief Information Officer

Philip A. Scott	2022	$522,828	$—	$—	$—	$390,036	$—	$53,063	$965,927
Senior Vice President,	2021	$508,094	$—	$—	$—	$326,427	$395,000	$51,892	$1,281,413
Chief Capital Markets Officer & Acting Treasurer	2020	$490,438	$—	$—	$—	$368,926	$814,000	$123,444	$1,796,808

Footnotes for Summary Compensation Table for the Year Ending December 31, 2022

(1)	The amounts in column (a) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2022, 2021, and 2020 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2022 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 16, 2022. The amounts in column (a) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2022: $49,871 for J. González, $19,608 for K. Neylan, $16,681 for M. Feinberg, $8,471 for M. Radziemski and $17,520 for P. Scott.
(2)	The amounts in column (b) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits.” During 2022, total pension values for J. González, K. Neylan, M. Feinberg and P. Scott decreased by $608,000, $1,104,000, $284,000 and $348,000, respectively. These negative amounts are not included in this table. If these negative pension amounts were included in the table, the amounts in the “Total” compensation column (column d) for 2022 for J. González, K. Neylan, M. Feinberg and P. Scott would be $1,713,427, $(18,946), $656,933 and $617,927, respectively.

(3)	The amounts in column (c) for 2022 consist of the components in the following table which presents in dollars:

		Matching
		contributions under
		the Bank’s non-
	Bank Contributions	qualified Defined
	under the 401(k)	Contribution Benefit
Name	Plan (1)	Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other	Total
José R. González	$17,159	$82,544	$6,930	$423	$—	$107,056

Kevin M. Neylan	$9,448	$43,286	$8,632	$—	$—	$61,366

Melody J. Feinberg	$16,339	$29,204	$11,549	$—	$—	$57,092

Michael L Radziemski	$16,636	$26,634	$11,276	$—	$—	$54,546

Philip A. Scott	$9,635	$37,394	$6,034	$—	$—	$53,063

(1)Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.

(2)Includes amount of funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.

(3)

Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long-term disability insurance. The Bank provided payment to M. Feinberg for executive medical benefits.

(4)	The Bank paid a tax gross-up amount for J. González for a fitness reimbursement. This amount is included in column (c) of the Summary Compensation Table.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2022 (in whole dollars).

Grants of Plan-Based Awards for Calendar Year 2022
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/16/2022	$555,000	$888,000	$1,110,000	$—	$—	$—	—	—	$—	$—

Kevin M. Neylan	2/16/2022	$175,897	$293,162	$439,743	$—	$—	$—	—	—	$—	$—

Melody J. Feinberg	2/16/2022	$151,911	$253,185	$379,778	$—	$—	$—	—	—	$—	$—

Michael L. Radziemski	2/16/2022	$144,309	$240,516	$360,774	$—	$—	$—	—	—	$—	$—

Philip A. Scott	2/16/2022	$156,849	$261,414	$392,121	$—	$—	$—	—	—	$—	$—
(1)	On this date, the Board of Directors’ C&HR Committee approved the 2022 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.
(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.
(3)	Amounts represent potential awards under the 2022 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2022

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	Bankwide Component
	2022	(100% of Opportunity)
	Annual Salary	Threshold	Target	Maximum	Actual Result (1)
						Total	Current
					Bankwide	Communicated	Communicated
		Bank Performance			Component	Award (2)	Incentive Award (3)
President		50%	80%	100%
José R. González	$1,110,000	$555,000	$888,000	$1,110,000	$1,054,500	$1,054,500	$527,250
President & Chief Executive Officer

Other NEOs		30%	50%	75%
Kevin M. Neylan	$586,324	$175,897	$293,162	$439,743	$417,756	$417,756	$208,878
Senior Vice President, Chief Financial Officer

Melody J. Feinberg	$506,371	$151,911	$253,185	$379,778	$360,789	$360,789	$180,395
Senior Vice President, Chief Risk Officer

Michael L. Radziemski	$481,031	$144,309	$240,516	$360,774	$342,735	$342,735	$171,367
Senior Vice President, Chief Information Officer

Philip A. Scott	$522,828	$156,849	$261,414	$392,121	$372,515	$372,515	$186,258
Senior Vice President, Chief Capital Markets Officer & Acting Treasurer
(1)	The weighted average of all group results for Bankwide goals, including Risk Management, was 86.1% above target. Payments are interpolated between the target and maximum amounts.
(2)	The Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by the percentage above target of the participant group.
(3)

There may be small differences in the calculated payout amounts due to rounding. The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2023 for performance in 2022. [Refer to Section III d (Required Deferral of IC Plan Awards) of this Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of our employees, except that we do provide Executive Change in Control Agreements to the NEOs (refer to Section VI. b. of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details). However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short- and long-term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2023	2022	% Increase
José R. González	$1,166,610	$1,110,000	5.10%
Kevin M. Neylan	$616,227	$586,324	5.10%
Melody J. Feinberg	$532,196	$506,371	5.10%
Michael L. Radziemski	$503,159	$481,031	4.60%
Philip A. Scott	$549,493	$522,828	5.10%

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

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.83	$596,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.83	$5,458,000	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	21.33	$2,139,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	21.33	$5,285,000	$—

Melody J. Feinberg	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	10.83	$657,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	10.83	$1,134,000	$—

Michael L. Radziemski	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	3.08	$144,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	3.08	$—	$—

Philip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	16.00	$1,176,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	16.00	$2,065,000	$—
(1)

Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2022.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2022
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$83,342	$82,544	$(121,165)	$—	$751,641
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$84,178	$43,286	$(39,302)	$—	$745,406
NDICP	$336,090	$—	$(13,468)	$—	$966,450

Melody J. Feinberg
DC BEP	$25,228	$29,204	$(11,251)	$—	$312,604
NDICP	$—	$—	$(107,671)	$—	$1,002,135

Michael L. Radziemski
DC BEP	$21,025	$26,634	$(7,604)	$—	$83,333
NDICP	$—	$—	$—	$—	$—

Philip A. Scott
DC BEP	$66,956	$37,394	$(84,038)	$—	$486,361
NDICP	$196,278	$—	$(171,899)	$—	$1,243,767

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2022 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2022 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	36	$1,110,000	$768,462
Kevin M. Neylan	36	$586,324	$405,917
Melody J. Feinberg	36	$506,371	$350,564
Michael L. Radziemski	12	$481,031	$111,007
Philip A. Scott	36	$522,828	$361,958

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

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2022 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2022 Bank Merger or Acquisition

	José	Kevin	Melody	Michael	Philip
Provision	González	Neylan	Feinberg	Radziemski	Scott
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Radziemski, Scott and Ms. Feinberg	$3,091,660	$851,137	$735,073	$701,403	$760,680
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Radziemski, Scott and Ms. Feinberg	$2,382,432	$412,500	$356,250	$340,725	$367,829
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$21,922	$30,621	$2,000	$31,690	$20,940
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“Nonqualified DB BEP”) of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Messrs. Neylan, Radziemski, Scott and Ms. Feinberg	$2,247,410	$638,788	$293,149	$229,584	$397,339
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Messrs. Neylan, Radziemski, Scott and Ms. Feinberg	$299,700	$79,154	$68,360	$64,939	$70,582
Total value of contract	$8,073,124	$2,042,200	$1,484,832	$1,398,341	$1,647,370
(a)

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Required Deferral of IC Plan Award”).

CEO Pay Ratio

For the year ended December 31, 2022, the ratio of our CEO’s Total Compensation to the FHLBNYs median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is (15.4:1). Total Compensation of the Median Employee for 2022 is calculated in the same manner “Total Compensation” for 2022 is shown for our CEO in the Summary Compensation Table, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. During 2022, total pension values for the Median Employee decreased by $1,000. For 2022, the Total Compensation of the Median Employee was $151,256 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,321,427.

We identified the Median Employee using the date of October 1, 2022, by compiling the amount of base salary and incentive awards as reflected in our payroll records for each of the employees who were employed by the FHLBNY in 2022 regardless of current employment status and ranking the annualized cash compensation for all such employees (a list of 370 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2022.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2022 (whole dollars):

					Change in
					Pension Value
					and Nonqualified
	Fees			Non-Equity	Deferred
	Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
John R. Buran	$152,500	$—	$—	$—	$—	$—	$152,500
Larry E. Thompson	132,500	—	—	—	—	—	132,500
Danelle M. Barrett	120,000	—	—	—	—	—	120,000
Thomas R. Cangemi	120,000	—	—	—	—	—	120,000
Kevin Cummings*	30,000	—	—	—	—	—	30,000
Thomas L. Hoy	130,000	—	—	—	—	—	130,000
David R. Huber	130,000	—	—	—	—	—	130,000
Thomas J. Kemly	120,000	—	—	—	—	—	120,000
Charles E. Kilbourne, III	120,000	—	—	—	—	—	120,000
Kenneth J. Mahon	120,000	—	—	—	—	—	120,000
Christopher P. Martin	130,000	—	—	—	—	—	130,000
Richard S. Mroz	130,000	—	—	—	—	—	130,000
David J. Nasca	120,000	—	—	—	—	—	120,000
Gerald L. Reeves	120,000	—	—	—	—	—	120,000
Stephen S. Romaine	120,000	—	—	—	—	—	120,000
DeForest B. Soaries, Jr.	130,000	—	—	—	—	—	130,000
Josie J. Thomas	120,000	—	—	—	—	—	120,000
Carlos J. Vázquez	130,000	—	—	—	—	—	130,000
Ángela Weyne	120,000	—	—	—	—	—	120,000
Total Fees	$2,295,000	$—	$—	$—	$—	$—	$2,295,000

* All Directors received their maximum potential compensation in 2022 except for Director Cummings, who, due to a corporate merger, resigned from the Board effective as of April 7, 2022.

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

On October 17, 2014, the FHFA issued non-public guidance for the Federal Home Loan Banks concerning the factors the regulator considers relevant in its oversight of director compensation and expenses-related determinations under its regulations. Pursuant to the 2014 guidance, the FHFA did not approve the Bank's proposed 2023 director compensation increases because the guidance established a benchmarking peer group that does not in the Board's view, as confirmed by an independent compensation consultant, accurately reflect the size and operations of our Bank. The Board is complying with the regulator's position, and as such there were no increases in director compensation for 2023, but it does not agree with the regulator's conclusions and the resulting override of the Board's business judgment. The Board believes the FHFA's guidance, if not modified, may in the future impair the Board's supervisory responsibility and ability to hire, and retain, qualified directors. The Board will continue to dialogue with the FHFA concerning the regulatory review process pertaining to director fee benchmarking.

In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:

●	the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;
●	the highly competitive environment for talent in the New York City metropolitan area -- a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located (and in this regard, we note that Directors are required to be sourced from within the District and the pay rate should reflect the local market);
●	the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business as the Board meets more frequently than many public company boards;
●	the FHLBNY must pay competitive director compensation in order to attract and retain diverse board members who often have several opportunities to join other boards;
●	the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend — and an institution which wishes to maintain this performance; and
●	Director compensation surveys performed over time by outside compensation consulting firm McLagan, most recently in 2022 — surveys which have provided the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.

The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2022. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2023.

Director Fee Opportunities — 2022 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears) (b)
Chairman	$19,062
Vice Chairman	$16,562
Committee Chairs (a)	$16,250
All Other Directors	$15,000

Director Annual Compensation Limits — 2022 (in whole dollars)

Position	Annual Limit
Chairman	$152,500
Vice Chairman	$132,500
Committee Chairs (a)	$130,000
All Other Directors	$120,000

Director Fee Opportunities — 2023 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears) (b)
Chairman	$19,062
Vice Chairman	$16,562
Committee Chairs (a)	$16,250
All Other Directors	$15,000

Director Annual Compensation Limits — 2023 (in whole dollars)

Position	Annual Limit
Chairman	$152,500
Vice Chairman	$132,500
Committee Chairs (a)	$130,000
All Other Directors	$120,000
(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.
(b)	The numbers in this column represent payments for each of eight meetings attended by the Committee Chairs and all other Directors other than the Board Chair and Board Vice Chair. The numbers in this column also represent payments for each of seven meetings attended by the Board Chair and the Board Vice Chair. If an eighth meeting is attended by the Board Chair, they will receive $19,066 for that meeting. If an eighth meeting is attended by the Board Vice Chair, they will receive $16,566 for that meeting

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own our capital stock. As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2023 and December 31, 2022:

		Number	Percent
	February 28, 2023	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	7,778	12.68%
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,593	12.38
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,591	10.74
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	769	1.25
Subtotal MetLife, Inc.		7,360	11.99
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	4,229	6.89
Signature Bank	565 Fifth Avenue, New York, NY, 10017	4,208	6.86
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,736	6.09
		34,904	56.89%

		Number	Percent
	December 31, 2022	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,172	14.35%
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	7,621	11.92
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,591	10.31
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	702	1.10
Subtotal MetLife, Inc.		7,293	11.41
Signature Bank	565 Fifth Avenue, New York, NY, 10017	5,603	8.77
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,943	6.17
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	3,688	5.77
		37,320	58.39%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
Flagstar Bank, N.A.	Thomas R. Cangemi	Hicksville	NJ	7,621	11.92%
Provident Bank	Christopher P. Martin	Iselin	NJ	685	1.07
Dime Community Bank	Kenneth J. Mahon	New York	NY	636	1.00
Columbia Bank	Thomas J. Kemly	Fair Lawn	NJ	564	0.88
Flushing Bank	John R. Buran	Uniondale,	PR	458	0.72
Banco Popular North America	Carlos J. Vázquez	San Juan	PR	384	0.60
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	NJ	275	0.43
Tompkins Trust Company	Stephen S. Romaine	Ithaca	NY	176	0.28
Evans Bank, N.A.	David J. Nasca	Williamsville	NY	104	0.16
Sturdy Savings Bank	Gerald L. Reeves	Cape May Court House	NY	35	0.05
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	29	0.04
				10,967	17.15%

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

The review and approval of transactions with related persons is governed by the Bank’s written Code of Ethics and Business Conduct (Code), which is posted on the Corporate Governance Section of the FHLBNY’s website at https://www.fhlbny.com. Under the Code, each director is required to disclose to the Board of Directors all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board of Directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board of Directors is empowered to determine whether an actual conflict exists. In the event the Board of Directors determines the existence of a conflict with respect to any matter, the affected director must recuse himself or herself from all further considerations relating to that matter. Issues under the Code regarding conflicts of interests involving directors are administered by the Board or, in the Board’s discretion, the Board’s Corporate Governance Committee.

The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member. Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosures regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Director of Human Resources and Corporate Real Estate, who is (along with the Chief Audit Officer) one of the Bank’s two Ethics Officers; the Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence

In General

During the period from January 1, 2022 through and including the date of this annual report on Form 10-K, the Bank had a total of 21 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2022 through and including the date of this Annual Report on Form 10-K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2022 through and including the date of this annual report on Form 10-K (i.e., Melba I. Acosta, Danelle M. Barrett, David R. Huber, Charles E. Kilbourne, III, Richard S. Mroz, DeForest B. Soaries, Jr., Josie J. Thomas, Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Thomas R. Cangemi, Kevin Cummings, Thomas L. Hoy, Thomas J. Kemly, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Gerald L. Reeves, Ira Robbins, Stephen S. Romaine, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2022 through and including the date of this annual report on Form 10-K (Kevin Cummings, Thomas L. Hoy, Thomas J. Kemly, Christopher P. Martin and Gerald L. Reeves) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2022 through and including the date of this annual report on Form 10-K (David R. Huber, Charles E. Kilbourne, III and Larry E. Thompson) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.

Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2022 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2022 through and including the date of this annual report on Form 10-K (Kevin Cummings, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca and Stephen S. Romaine) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2022 through and including the date of this annual report on Form 10-K (David R. Huber, DeForest B. Soaries, Jr., Josie J. Thomas and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years ended December 31,
	2022 (a)	2021 (a)	2020 (a)
Audit Fees and Expenses	$1,068	$995	$960
Audit-related Fees	66	61	58
Tax Fees	—	20	20
All Other Fees	3	4	3
Total	$1,137	$1,080	$1,041
(a)

The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $69 thousand, $74 thousand and $78 thousand for 2022, 2021 and 2020, incurred in connection with the audit of the combined financial statements published by the OF.

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

3.Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	3/21/2019
4.01	Amended and Restated Capital Plan of the Bank		8-K/A	2/10/2021
4.02	Description of Securities	X
10.01	Bank 2019 Incentive Compensation Plan(a)		8-K	3/18/2019
10.02	Bank 2020 Incentive Compensation Plan(a)		8-K	4/6/2020
10.03	Bank 2021 Incentive Compensation Plan(a)		8-K	5/7/2021
10.04	Bank 2022 Incentive Compensation Plan(a)		8-K	3/30/2022
10.05	2023 Director Compensation Policy(a)	X
10.06	Bank Amended and Restated Severance Pay Plan(a)	X
10.07	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)		8-K	11/23/2022
10.08	Nonqualified Deferred Incentive Compensation Plan(a)	X
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/21/2017
10.11	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)		10-K	3/22/2022
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X

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

Date: March 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 17, 2023
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 17, 2023
Kevin M. Neylan
(Principal Financial Officer)

/s/ Scott Kay	Vice President, Chief Accounting Officer and Controller	March 17, 2023
Scott Kay
(Principal Accounting Officer)

/s/ John R. Buran	Chairman of the Board of Directors	March 17, 2023
John R. Buran

/s/ Larry E. Thompson	Vice Chairman of the Board of Directors	March 17, 2023
Larry E. Thompson

/s/ Melba I. Acosta	Director	March 17, 2023
Melba I. Acosta

/s/ Danelle M. Barrett	Director	March 17, 2023
Danelle M. Barrett

/s/ Thomas R. Cangemi	Director	March 17, 2023
Thomas R. Cangemi

/s/ Thomas L. Hoy	Director	March 17, 2023
Thomas L. Hoy

/s/ David R. Huber	Director	March 17, 2023
David R. Huber

/s/ Thomas J. Kemly	Director	March 17, 2023
Thomas J. Kemly

2
Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 17, 2023
Charles E. Kilbourne, III

/s/ Kenneth J. Mahon	Director	March 17, 2023
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 17, 2023
Christopher P. Martin

/s/ David J. Nasca	Director	March 17, 2023
David J. Nasca

/s/ Gerald L. Reeves	Director	March 17, 2023
Gerald L. Reeves

/s/ Ira Robbins	Director	March 17, 2023
Ira Robbins

/s/ Stephen S. Romaine	Director	March 17, 2023
Stephen S. Romaine

/s/ DeForest B. Soaries, Jr.	Director	March 17, 2023
DeForest B. Soaries, Jr.

/s/ Josie J. Thomas	Director	March 17, 2023
Josie J. Thomas

/s/ Carlos J. Vázquez	Director	March 17, 2023
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 17, 2023
Ángela Weyne