Form 10-Q
period 2023-06-30
Federal Home Loan Bank of New York
filed 2023-08-10
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of issuer’s Class B capital stock as of July 31, 2023 was 56,763,341.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks (Note 3)	$45,142	$27,420
Interest-bearing deposits (Note 4)	2,950,000	1,750,000
Securities purchased under agreements to resell (Note 4)	16,745,000	4,245,000
Federal funds sold (Note 4)	15,560,000	9,470,000
Trading securities (Note 5) (Includes $754,175 pledged as collateral at June 30, 2023 and $576,756 at December 31, 2022)	5,285,390	7,113,419
Equity Investments (Note 6)	87,845	81,754
Available-for-sale securities, amortized cost of $8,708,108 at June 30, 2023 and $7,322,538 at December 31, 2022 (Note 7)	8,479,909	7,088,870
Held-to-maturity securities, net of allowance for credit losses of $606 at June 30, 2023 and $307 at December 31, 2022 (Note 8) (Includes $2,366 pledged as collateral at June 30, 2023 and $3,008 at December 31, 2022)	10,697,606	9,354,048
Advances (Note 9) (Includes $0 at June 30, 2023 and December 31, 2022 at fair value under the fair value option)	108,573,216	115,292,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,488 at June 30, 2023 and $1,911 at December 31, 2022 (Note 10)	2,138,755	2,106,969
Accrued interest receivable	595,428	437,823
Premises, software, and equipment	73,246	77,710
Operating lease right-of-use assets (Note 19)	57,625	60,338
Derivative assets (Note 17)	99,602	163,921
Other assets	18,843	121,341
Total assets	$171,407,607	$157,391,489

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,920,374	$1,015,991
Non-interest-bearing demand	6,467	10,946
Total deposits	2,926,841	1,026,937

Consolidated obligations, net (Note 12)
Bonds (Includes $4,182,576 at June 30, 2023 and $4,159,862 at December 31, 2022 at fair value under the fair value option)	101,048,634	85,497,755
Discount notes (Includes $0 at June 30, 2023 and December 31, 2022 at fair value under the fair value option)	57,911,901	61,792,989
Total consolidated obligations	158,960,535	147,290,744

Mandatorily redeemable capital stock (Note 14)	7,329	4,578

Accrued interest payable	619,683	370,456
Affordable Housing Program (Note 13)	158,749	131,394
Derivative liabilities (Note 17)	24,160	15,333
Other liabilities	122,505	131,360
Operating lease liabilities (Note 19)	70,188	73,304

Total liabilities	162,889,990	149,044,106

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 63,616 at June 30, 2023 and 63,877 at December 31, 2022	6,361,603	6,387,701
Retained earnings
Unrestricted	1,288,745	1,185,112
Restricted (Note 14)	993,719	910,855
Total retained earnings	2,282,464	2,095,967
Total accumulated other comprehensive income (loss)	(126,450)	(136,285)
Total capital	8,517,617	8,347,383
Total liabilities and capital	$171,407,607	$157,391,489

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Advances, net (Note 9)	$1,653,311	$236,103	$3,057,864	$348,857
Interest-bearing deposits (Note 4)	53,275	3,869	99,310	4,357
Securities purchased under agreements to resell (Note 4)	123,728	11	170,917	21
Federal funds sold (Note 4)	266,324	20,385	430,758	24,079
Trading securities (Note 5)	30,679	22,419	60,705	37,753
Available-for-sale securities (Note 7)	106,674	29,586	195,384	51,190
Held-to-maturity securities (Note 8)	100,661	57,154	184,663	109,308
Mortgage loans held-for-portfolio (Note 10)	16,945	16,667	33,684	33,038
Loans to other FHLBanks (Note 20)	71	71	71	72

Total interest income	2,351,668	386,265	4,233,356	608,675

Interest expense
Consolidated obligation bonds (Note 12)	1,292,650	157,922	2,349,911	240,015
Consolidated obligation discount notes (Note 12)	751,232	79,097	1,331,838	97,024
Deposits (Note 11)	32,380	1,654	44,918	1,826
Mandatorily redeemable capital stock (Note 14)	130	765	243	891
Cash collateral held and other borrowings	553	116	1,987	118

Total interest expense	2,076,945	239,554	3,728,897	339,874

Net interest income before provision for credit losses	274,723	146,711	504,459	268,801

Provision (Reversal) for credit losses	1,783	(68)	1,876	(146)

Net interest income after provision for credit losses	272,940	146,779	502,583	268,947

Other income (loss)
Service fees and other	5,502	3,864	10,836	8,359
Instruments held under the fair value option gains (losses) (Note 18)	16,676	36,783	(22,702)	117,429
Derivative gains (losses) (Note 17)	79,897	48,229	48,091	117,245
Trading securities gains (losses) (Note 5)	(88,056)	(93,717)	13,892	(257,030)
Equity investments gains (losses) (Note 6)	2,972	(10,388)	7,223	(16,189)
Litigation settlement	930	—	1,620	2,202
Losses from extinguishment of debt	—	(99)	—	(99)

Total other income (loss)	17,921	(15,328)	58,960	(28,083)

Other expenses
Operating	19,020	17,460	36,725	31,991
Compensation and benefits	25,000	21,573	50,763	44,905
Finance Agency and Office of Finance	5,027	5,110	10,079	10,822
Other expenses	2,049	2,417	3,594	4,864

Total other expenses	51,096	46,560	101,161	92,582

Income before assessments	239,765	84,891	460,382	148,282

Affordable Housing Program Assessments (Note 13)	23,989	8,566	46,062	14,917

Net income	$215,776	$76,325	$414,320	$133,365

Basic earnings per share (Note 15)	$3.19	$1.64	$6.30	$2.91

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Income	$215,776	$76,325	$414,320	$133,365
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(110,972)	(244,181)	(19,846)	(646,008)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	—
Reclassification of non-credit portion included in net income	—	—	—	—
Accretion of non-credit portion	53	173	132	391
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	53	173	132	391
Net change due to hedging activities
Cash flow hedges (a)	31,298	44,134	4,930	135,621
Fair value hedges (b)	135,199	149,410	25,315	355,806
Total net change due to hedging activities	166,497	193,544	30,245	491,427
Net change in pension and postretirement benefits	(348)	446	(696)	892
Total other comprehensive income (loss)	55,230	(50,018)	9,835	(153,298)
Total comprehensive income (loss)	$271,006	$26,307	$424,155	$(19,933)

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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2023 and 2022

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, March 31, 2022	44,800	$4,480,031	$1,100,420	$838,788	$1,939,208	$(89,177)	$6,330,062

Proceeds from issuance of capital stock	18,955	1,895,404	—	—	—	—	1,895,404
Repurchase/redemption of capital stock	(11,997)	(1,199,618)	—	—	—	—	(1,199,618)
Shares reclassified to mandatorily redeemable capital stock	(2,366)	(236,573)	—	—	—	—	(236,573)
Cash dividends ($1.17 per share) on capital stock	—	—	(52,715)	—	(52,715)	—	(52,715)
Comprehensive income (loss)	—	—	61,060	15,265	76,325	(50,018)	26,307
Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

Balance, March 31, 2023	68,603	$6,860,288	$1,238,242	$950,564	$2,188,806	$(181,680)	$8,867,414

Proceeds from issuance of capital stock	20,094	2,009,327	—	—	—	—	2,009,327
Repurchase/redemption of capital stock	(25,049)	(2,504,823)	—	—	—	—	(2,504,823)
Shares reclassified to mandatorily redeemable capital stock	(32)	(3,189)	—	—	—	—	(3,189)
Cash dividends ($1.91 per share) on capital stock	—	—	(122,118)	—	(122,118)	—	(122,118)
Comprehensive income (loss)	—	—	172,621	43,155	215,776	55,230	271,006
Balance, June 30, 2023	63,616	$6,361,603	$1,288,745	$993,719	$2,282,464	$(126,450)	$8,517,617

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853
Proceeds from issuance of capital stock	30,128	3,012,781	—	—	—	—	3,012,781
Repurchase/redemption of capital stock	(23,159)	(2,315,855)	—	—	—	—	(2,315,855)
Shares reclassified to mandatorily redeemable capital stock	(2,585)	(258,467)	—	—	—	—	(258,467)
Cash dividends ($2.27 per share) on capital stock	—	—	(101,512)	—	(101,512)	—	(101,512)
Comprehensive income (loss)	—	—	106,692	26,673	133,365	(153,298)	(19,933)
Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383
Proceeds from issuance of capital stock	66,309	6,630,873	—	—	—	—	6,630,873
Repurchase/redemption of capital stock	(66,523)	(6,652,312)	—	—	—	—	(6,652,312)
Shares reclassified to mandatorily redeemable capital stock	(47)	(4,659)	—	—	—	—	(4,659)
Cash dividends ($3.80 per share) on capital stock	—	—	(227,823)	—	(227,823)	—	(227,823)
Comprehensive income (loss)	—	—	331,456	82,864	414,320	9,835	424,155
Balance, June 30, 2023	63,616	$6,361,603	$1,288,745	$993,719	$2,282,464	$(126,450)	$8,517,617

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022
Operating activities

Net Income	$414,320	$133,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	(9,990)	175,092
Concessions on consolidated obligations	1,724	1,284
Premises, software, and equipment	9,283	8,476
Provision (Reversal) for credit losses	1,876	(146)
Change in net fair value adjustments on derivatives and hedging activities (b)	12,930	1,076,796
Net realized and unrealized (gains) losses on trading securities	(13,892)	257,030
Change in fair value on Equity Investments	(6,887)	16,509
Change in fair value adjustments on financial instruments held at fair value	22,702	(117,429)
Losses from extinguishment of debt	—	99
Net change in:
Accrued interest receivable	(155,466)	(49,343)
Derivative assets due to accrued interest	(915,822)	(160,130)
Derivative liabilities due to accrued interest	841,007	110,538
Other assets	524	86
Affordable Housing Program liability	27,355	(5,855)
Accrued interest payable	249,227	49,876
Other liabilities	(11,328)	(12,995)
Total adjustments	53,243	1,349,888
Net cash provided by (used in) operating activities	$467,563	$1,483,253
Investing activities
Net change in:
Interest-bearing deposits	$(905,230)	$(645,462)
Securities purchased under agreements to resell	(12,500,000)	1,200,000
Federal funds sold	(6,090,000)	(1,420,000)
Deposits with other FHLBanks	(190)	7
Premises, software, and equipment	(4,819)	(3,652)
Trading securities:
Purchased	(657,793)	(4,099,838)
Repayments	2,225,000	1,155,000
Proceeds from sales	399,516	794,624
Equity Investments:
Purchased	(1,340)	(3,572)
Proceeds from sales	2,137	2,639
Available-for-sale securities:
Purchased	(1,469,484)	(1,169,366)
Repayments	56,794	285,620
Held-to-maturity securities:
Purchased	(1,726,140)	(496,813)
Repayments	488,096	715,726
Advances:
Principal collected	969,850,659	368,491,426
Made	(963,111,649)	(378,382,113)
Mortgage loans held-for-portfolio:
Principal collected	80,522	173,431
Purchased	(117,203)	(32,997)
Proceeds from sales of REO	226	308
Net cash provided by (used in) investing activities	$(13,480,898)	$(13,435,032)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022
Financing activities
Net change in:
Deposits and other borrowings	$1,922,804	$142,807
Derivative contracts with financing element	(2,463)	(1,150)
Consolidated obligation bonds:
Proceeds from issuance	72,994,025	21,023,455
Payments for maturing and early retirement	(57,606,330)	(16,733,821)
Consolidated obligation discount notes:
Proceeds from issuance	169,287,802	379,572,487
Payments for maturing	(179,256,561)	(372,253,016)
Proceeds on Discount Notes assumed from other FHLBanks (c)	5,942,950	—
Capital stock:
Proceeds from issuance of capital stock	6,630,873	3,012,781
Payments for repurchase/redemption of capital stock	(6,652,312)	(2,315,855)
Redemption of mandatorily redeemable capital stock	(1,908)	(252,309)
Cash dividends paid (d)	(227,823)	(101,512)
Net cash provided by (used in) financing activities	$13,031,057	$12,093,867
Net increase (decrease) in cash and due from banks	17,722	142,088
Cash and due from banks at beginning of the period (e)	27,420	21,653
Cash and due from banks at end of the period (e)	$45,142	$163,741

Supplemental disclosures:
Interest paid	$1,337,486	$132,983
Interest paid for Discount Notes (f)	$1,193,573	$35,468
Affordable Housing Program payments (g)	$18,707	$20,772
Transfers of mortgage loans to real estate owned	$219	$232
Capital stock subject to mandatory redemption reclassified from equity	$4,659	$258,467

Notes to Supplemental Disclosure.

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was larger in the six months ended June 30, 2023, compared to the same period of 2022 in conjunction with greater usage of discount notes in the six months ended June 30, 2023. As a result, the impact on operating cash flows was also larger in the six months ended June 30, 2023.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the six months ended June 30, 2023, derivatives and hedging activities provided $12.9 million in cash flows; in the six months ended June 30, 2022, derivatives and hedging activities provided $1.1 billion in cash flows.
(c)	For information about discount notes assumed from other FHLBanks and related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Financial Instruments with Legal Right of Offset

The FHLBNY has derivative instruments, and securities purchased under agreements to resell that are subject to enforceable master netting agreements. The FHLBNY has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

Derivatives and Hedging Activities

The FHLBNY hedges the risk of changes in benchmark interest rates under the provisions of ASC 815. In years prior to 2021, the benchmark rate has been primarily LIBOR; LIBOR rates are derived from an average of submissions by panel banks. The underlying market that LIBOR seeks to reflect has become increasingly less active. The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. The United Kingdom’s Financial Conduct Authority (FCA), which oversees LIBOR, has announced that the FCA would no longer persuade or compel member panel banks to make LIBOR quote submissions for U.S. dollar LIBOR setting of 1-month and 3-month, two key LIBOR settings, so that submissions permanently ceased after June 30, 2023.

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

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation. For hedges that are highly effective, changes in the fair values of the hedging instrument and the offsetting changes in the fair values of the hedged item are recorded in current earnings. If a hedge relationship is found to be not highly effective, it will no longer qualify as an accounting hedge and hedge accounting would be prospectively withdrawn. When hedge accounting is discontinued, the offsetting changes of fair values of the hedged item are also no longer recorded.

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

FHLBNY has elected certain practical expedients provided and as of June 30, 2023, FHLBNY has transitioned all outstanding U.S. dollar London Interbank Offered Rate (LIBOR) settings to convert to referencing Secured Overnight Financing Rate (SOFR), either to start or to fall back, beginning in July 2023 or at the beginning of the next reset period.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances was $15.0 million at June 30, 2023. There were no compensating balances at December 31, 2022. There were no restricted cash balances at June 30, 2023 and December 31, 2022.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at June 30, 2023 and December 31, 2022. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were uncollateralized. Deposits placed were $3.0 billion at June 30, 2023 and $1.8 billion at December 31, 2022. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at June 30, 2023 and December 31, 2022. Accrued interest receivables were $0.4 million at June 30, 2023 and December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $15.6 billion at June 30, 2023 and $9.5 billion at December 31, 2022 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at June 30, 2023 and December 31, 2022. Accrued interest receivables were $2.2 million at June 30, 2023 and $2.3 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $16.7 billion at June 30, 2023 and $4.2 billion at December 31, 2022. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $2.3 million at June 30, 2023 and $1.0 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $16.8 billion at June 30, 2023 and $4.3 billion at December 31, 2022 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $123.7 million and $170.9 million for the three and six months ended June 30, 2023 compared to $11 thousand and $21 thousand for the same periods in the prior year. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at June 30, 2023 and December 31, 2022 (in thousands):

Fair value	June 30, 2023	December 31, 2022
U.S. Treasury notes	$5,285,390	$7,113,419
Total trading securities	$5,285,390	$7,113,419

The carrying values of trading securities included net unrealized fair value losses of $358.6 million at June 30, 2023 and losses of $373.0 million at December 31, 2022. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $754.2 million at June 30, 2023 and $576.8 million at December 31, 2022 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	June 30, 2023
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$395,938	$3,083,640	$1,805,812	$5,285,390
Total trading securities	$395,938	$3,083,640	$1,805,812	$5,285,390
Yield on trading securities	0.13%	1.51%	1.36%

	December 31, 2022
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Total trading securities	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Yield on trading securities	0.96%	1.39%	1.18%

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,300	$—	$—	$4,300
Equity funds	39,958	18,858	(6,210)	52,606
Fixed income funds	35,645	209	(4,915)	30,939
Total Equity Investments (a)	$79,903	$19,067	$(11,125)	$87,845

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,308	$—	$—	$4,308
Equity funds	43,038	12,772	(6,760)	49,050
Fixed income funds	33,353	167	(5,124)	28,396
Total Equity Investments (a)	$80,699	$12,939	$(11,884)	$81,754

(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$2,662	$(10,442)	$6,887	$(16,509)
Net gains (losses) recognized during the period on equity investments sold during the period	(125)	(265)	(499)	(265)
Net dividend and other	435	319	835	585
Net gains (losses) recognized during the period	$2,972	$(10,388)	$7,223	$(16,189)

Note 7.          Available-for-Sale Securities.

No AFS security was impaired in any periods in this report and no credit loss allowance was necessary at June 30, 2023 and December 31, 2022.

The following tables provide major security types (in thousands):

	June 30, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,106,740	$1		$(995)		$1,105,746
Mortgage-backed securities
Floating
CMO	428,497	521		(6,031)		422,987
Pass Thru	3,765	26		(2)		3,789
Total Floating	432,262	547		(6,033)		426,776
Fixed
CMBS	7,769,525	3,328		(825,466)		6,947,387
Total Fixed	7,769,525	3,328		(825,466)		6,947,387
MBS AFS Before Hedging Adjustments	8,201,787	3,875	(a)	(831,499)	(a)	7,374,163
Hedging Basis Adjustments in AOCI (b)	(600,419)	600,419		—		—
Total Available-for-sale securities (MBS)	7,601,368	604,294		(831,499)		7,374,163
Total Available-for-sale securities	$8,708,108	$604,295		$(832,494)		$8,479,909

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,109,790	$1		$(762)		$1,109,029
Mortgage-backed securities
Floating
CMO	462,796	557		(5,403)		457,950
Pass Thru	4,080	24		(2)		4,102
Total Floating	466,876	581		(5,405)		462,052
Fixed
CMBS	6,320,976	3,875		(807,062)		5,517,789
Total Fixed	6,320,976	3,875		(807,062)		5,517,789
MBS AFS Before Hedging Adjustments	6,787,852	4,456	(a)	(812,467)	(a)	5,979,841
Hedging Basis Adjustments in AOCI (b)	(575,104)	575,104		—		—
Total Available-for-sale securities (MBS)	6,212,748	579,560		(812,467)		5,979,841
Total Available-for-sale securities	$7,322,538	$579,561		$(813,229)		$7,088,870

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at June 30, 2023 recorded $600.4 million of hedge basis losses; at December 31, 2022, hedge basis losses of $575.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At June 30, 2023 and December 31, 2022, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at June 30, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations
Ginnie Mae-CMO	$4,272	$(56)	$—	$—	$4,272	$(56)
MBS-GSE
Fannie Mae-CMO	238,533	(4,694)	20,666	(421)	259,199	(5,115)
Fannie Mae-CMBS	—	—	406,796	(26,807)	406,796	(26,807)
Freddie Mac-CMO	61,797	(618)	9,552	(242)	71,349	(860)
Freddie Mac-CMBS	2,775,576	(106,487)	3,631,375	(692,172)	6,406,951	(798,659)
Fannie Mae-Pass Thru	254	(2)	—	—	254	(2)
Total MBS-GSE	3,076,160	(111,801)	4,068,389	(719,642)	7,144,549	(831,443)
Total MBS Temporarily Impaired	$3,080,432	$(111,857)	$4,068,389	$(719,642)	$7,148,821	$(831,499)
State and local housing finance agency obligations	943,390	(950)	12,355	(45)	955,745	(995)
Total Temporarily Impaired	$4,023,822	$(112,807)	$4,080,744	$(719,687)	$8,104,566	$(832,494)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations
Ginnie Mae-CMO	$4,521	$(51)	$—	$—	$4,521	$(51)
MBS-GSE
Fannie Mae-CMO	283,287	(4,620)	—	—	283,287	(4,620)
Fannie Mae-CMBS	424,871	(26,948)	—	—	424,871	(26,948)
Freddie Mac-CMO	76,951	(732)	—	—	76,951	(732)
Freddie Mac-CMBS	2,657,360	(202,093)	2,302,235	(578,021)	4,959,595	(780,114)
Fannie Mae-Pass Thru	368	(2)	—	—	368	(2)
Total MBS-GSE	3,442,837	(234,395)	2,302,235	(578,021)	5,745,072	(812,416)
Total MBS Temporarily Impaired	$3,447,358	$(234,446)	$2,302,235	$(578,021)	$5,749,593	$(812,467)
State and local housing finance agency obligations	944,406	(684)	14,622	(78)	959,028	(762)
Total Temporarily Impaired	$4,391,764	$(235,130)	$2,316,857	$(578,099)	$6,708,621	$(813,229)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$750	$750
Due after one year through five years	12,400	12,355	14,700	14,622
Due after ten years	1,094,340	1,093,391	1,094,340	1,093,657
State and local housing finance agency obligations	$1,106,740	$1,105,746	$1,109,790	$1,109,029

Mortgage-backed securities
Due in one year or less	$13	$13	$34	$34
Due after one year through five years	1,026,818	970,958	1,046,588	991,319
Due after five year through ten years	5,609,709	5,482,892	4,169,456	4,035,246
Due after ten years	964,828	920,300	996,670	953,242
Mortgage-backed securities	$7,601,368	$7,374,163	$6,212,748	$5,979,841
Total Available-for-Sale securities	$8,708,108	$8,479,909	$7,322,538	$7,088,870

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized discounts of $12.6 million at June 30, 2023 and net unamortized premiums of $4.6 million at December 31, 2022. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$428,497	$422,987	$462,796	$457,950
Pass Thru	3,765	3,789	4,080	4,102
Total Floating	432,262	426,776	466,876	462,052
Fixed
CMBS	7,169,106	6,947,387	5,745,872	5,517,789
Total Fixed	7,169,106	6,947,387	5,745,872	5,517,789
Total Mortgage-backed securities	7,601,368	7,374,163	6,212,748	5,979,841
State and local housing finance agency obligations
Floating	1,106,740	1,105,746	1,109,790	1,109,029
Total Available-for-Sale securities	$8,708,108	$8,479,909	$7,322,538	$7,088,870

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$24,303	$—	$—	$24,303	$138	$(23)	$24,418
Freddie Mac	4,221	—	—	4,221	41	(7)	4,255
Total pools of mortgages	28,524	—	—	28,524	179	(30)	28,673

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	407,522	—	—	407,522	—	(9,355)	398,167
Freddie Mac	491,284	—	—	491,284	—	(8,728)	482,556
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	898,806	—	—	898,806	—	(18,083)	880,723

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,005,979	—	—	1,005,979	146	(20,330)	985,795
Freddie Mac	8,552,581	—	—	8,552,581	2,477	(413,720)	8,141,338
Total commercial mortgage-backed securities	9,558,560	—	—	9,558,560	2,623	(434,050)	9,127,133

Non-GSE MBS (c)
CMOs/REMICs	2,493	(504)	(216)	1,773	—	(83)	1,690

Asset-Backed Securities (c)
Manufactured housing (insured)	11,750	—	—	11,750	29	—	11,779
Home equity loans (insured)	24,256	—	(288)	23,968	3,391	(803)	26,556
Home equity loans (uninsured)	5,234	—	(362)	4,872	454	(110)	5,216
Total asset-backed securities	41,240	—	(650)	40,590	3,874	(913)	43,551
Total MBS	10,529,623	(504)	(866)	10,528,253	6,676	(453,159)	10,081,770

Other
State and local housing finance agency obligations	169,455	(102)	—	169,353	—	(12,634)	156,719
Total Held-to-maturity securities	$10,699,078	$(606)	$(866)	$10,697,606	$6,676	$(465,793)	$10,238,489

	December 31, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$26,251	$—	$—	$26,251	$371	$(6)	$26,616
Freddie Mac	4,570	—	—	4,570	76	—	4,646
Total pools of mortgages	30,821	—	—	30,821	447	(6)	31,262

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	210,453	—	—	210,453	—	(7,072)	203,381
Freddie Mac	248,687	—	—	248,687	—	(6,162)	242,525
Ginnie Mae	—	—	—	—	—	—	—
Total CMOs/REMICs	459,140	—	—	459,140	—	(13,234)	445,906

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,108,553	—	—	1,108,553	—	(21,410)	1,087,143
Freddie Mac	7,530,247	—	—	7,530,247	3,629	(394,246)	7,139,630
Total commercial mortgage-backed securities	8,638,800	—	—	8,638,800	3,629	(415,656)	8,226,773

Non-GSE MBS (c)
CMOs/REMICs	2,626	(199)	(231)	2,196	—	(359)	1,837

Asset-Backed Securities (c)
Manufactured housing (insured)	13,738	—	—	13,738	291	—	14,029
Home equity loans (insured)	26,832	—	(311)	26,521	3,821	(444)	29,898
Home equity loans (uninsured)	6,171	—	(456)	5,715	596	(59)	6,252
Total asset-backed securities	46,741	—	(767)	45,974	4,708	(503)	50,179
Total MBS	9,178,128	(199)	(998)	9,176,931	8,784	(429,758)	8,755,957

Other
State and local housing finance agency obligations	177,225	(108)	—	177,117	—	(13,869)	163,248
Total Held-to-maturity securities	$9,355,353	$(307)	$(998)	$9,354,048	$8,784	$(443,627)	$8,919,205

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.4 million at June 30, 2023 and $3.0 million at December 31, 2022, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 212 and 192 at June 30, 2023 and December 31, 2022, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency bonds reported gross unrecognized losses of $12.6 million at June 30, 2023 and $13.9 million at December 31, 2022. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. The number of investment positions that were in unrealized loss position was three in HTM portfolio at June 30, 2023, compare to five at December 31, 2022. Probability default analysis at June 30, 2023 recorded allowance of credit losses of $0.1 million, slightly lower than the balance at December 31, 2022. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.5 million were recorded at June 30, 2023 and $0.2 million were recorded at December 31, 2022. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at June 30, 2023 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 12 at June 30, 2023 and 11 at December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$—	$—	$1,145	$1,137
Due after five years through ten years	100	100	3,545	3,415
Due after ten years	169,355	156,619	172,535	158,696
State and local housing finance agency obligations	$169,455	$156,719	$177,225	$163,248

Mortgage-backed securities
Due in one year or less	$142,984	$141,797	$375,677	$372,953
Due after one year through five years	5,327,689	5,111,837	4,564,091	4,397,702
Due after five years through ten years	3,959,280	3,762,021	3,484,910	3,258,306
Due after ten years	1,099,670	1,066,115	753,450	726,996
Mortgage-backed securities	$10,529,623	$10,081,770	$9,178,128	$8,755,957
Total Held-to-Maturity Securities	$10,699,078	$10,238,489	$9,355,353	$8,919,205

(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $30.0 million at June 30, 2023 and $32.3 million at December 31, 2022 and before adjustments for allowance for credit losses.

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2023			December 31, 2022
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$4	5.36%	—%
Due in one year or less	71,279,892	3.17	64.69	82,971,070	3.00	70.96
Due after one year through two years	14,648,472	2.25	13.29	13,739,663	1.82	11.75
Due after two years through three years	5,954,031	2.46	5.40	4,480,758	1.79	3.83
Due after three years through four years	5,134,140	2.72	4.66	2,552,886	1.55	2.18
Due after four years through five years	5,410,661	3.85	4.91	5,588,876	3.27	4.78
Thereafter	7,763,647	3.41	7.05	7,596,597	3.15	6.50
Total par value	110,190,843	3.04%	100.00%	116,929,854	2.80%	100.00%
Advance discounts	(1,503)			(2,083)
Hedge valuation basis adjustments (b)	(1,616,124)			(1,634,895)
Total	$108,573,216			$115,292,876

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of June 30, 2023. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of June 30, 2023, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2023 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of June 30, 2023.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances borrowed by insurance companies accounted for 34.6% and 32.9% of total advances at June 30, 2023 and December 31, 2022, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of June 30, 2023, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At June 30, 2023, mortgage loans under the MAP program were at carrying value of $333.1 million compared to $226.0 million at December 31, 2022.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$99,011	5.56%	$109,429	5.90%
Fixed long-term single-family mortgages	1,683,333	94.44	1,745,699	94.10
Total unpaid principal balance	$1,782,344	100.00%	$1,855,128	100.00%

Unamortized premiums	24,962		26,448
Unamortized discounts	(649)		(693)
Basis adjustment (b)	1,593		1,703
Total MPF loans amortized cost	$1,808,250		$1,882,586
MPF allowance for credit losses	(2,578)		(1,665)
MPF loans held-for-portfolio	$1,805,672		$1,880,921
MAP loans held-for-portfolio	333,083		226,048
Total mortgage loans held-for-portfolio at carrying value	$2,138,755		$2,106,969

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $43.6 million at June 30, 2023 and $44.3 million at December 31, 2022. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million and $0.8 million for the three and six months ended June 30, 2023 compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2022. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $5.3 million at June 30, 2023 and $3.5 million at December 31, 2022.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $3.5 million at June 30, 2023 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

Accrued interest receivable was $10.6 million at June 30, 2023 and $10.2 million at December 31, 2022. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at June 30, 2023 and December 31, 2022.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$1,776	$2,034	$1,911	$2,135
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	—	—	—	(31)
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	1,712	(59)	1,577	(129)
Balance, at end of period	$3,488	$1,975	$3,488	$1,975

The following table presents risk elements and credit losses (dollars in thousands):

	June 30, 2023	December 31, 2022
Average loans outstanding during the period (a)	$2,079,927	$2,155,287
Mortgage loans held for portfolio (b)	2,110,004	2,076,211
Non-accrual loans (b)	6,133	7,795
Allowance for credit losses on mortgage loans held for portfolio	3,488	1,911
Net charge-offs	—	31

Ratio of net charge-offs to average loans outstanding during the period	—%	0.001%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.165%	0.092%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.291%	0.375%
Ratio of allowance for credit losses to non-accrual loans	56.875%	24.511%

(a)	Represents the average unpaid principal balance for the six months ended June 30, 2023 and for the twelve months ended December 31, 2022.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	June 30, 2023	December 31, 2022
Total MPF Mortgage loans, carrying values net (a)	$1,805,672	$1,880,921
Non-performing MPF mortgage loans - Conventional (a)(b)	$6,133	$7,795
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$3,924	$4,632

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

				Three months ended	Six months ended
	June 30, 2023			June 30, 2023	June 30, 2023

	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$280,485	$—	$283,958	$782,161	$921,638
With a related allowance	1,371,283	(2,578)	1,389,002	902,996	780,119
Total measured for impairment	$1,651,768	$(2,578)	$1,672,960	$1,685,157	$1,701,757

	December 31, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,053,813	$—	$1,068,388	$1,167,490
With a related allowance	664,581	(1,665)	673,518	668,124
Total measured for impairment	$1,718,394	$(1,665)	$1,741,906	$1,835,614

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and six months ended June 30, 2023 and for the twelve months ended December 31, 2022.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	June 30, 2023	December 31, 2022
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$1,651,768	$1,718,394
MPF Government-guaranteed or - insured mortgage loans	130,576	136,734
Total MPF loans - unpaid principal balance	$1,782,344	$1,855,128

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at June 30, 2023 and December 31, 2022.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	June 30, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$7,341	$2,567	$9,908
Past due 60 - 89 days	1,184	402	1,586
Past due 90 days or more	5,879	269	6,148
Total past due mortgage loans	14,404	3,238	17,642
Current MPF mortgage loans	971,793	686,783	1,658,576
Current MAP mortgage loans	—	332,953	332,953
Total conventional mortgage loans	$986,197	$1,022,974	$2,009,171

	December 31, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$8,399	$4,104	$12,503
Past due 60 - 89 days	2,707	653	3,360
Past due 90 days or more	6,676	1,162	7,838
Total past due mortgage loans	17,782	5,919	23,701
Current MPF mortgage loans	941,098	778,871	1,719,969
Current MAP mortgage loans	—	225,961	225,961
Total conventional mortgage loans	$958,880	$1,010,751	$1,969,631

Other Delinquency Statistics (dollars in thousands):

	June 30, 2023
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$3,413	$1,725	$5,138
Serious delinquency rate (b)	0.37%	3.11%	0.57%
Past due 90 days or more and still accruing interest	$—	$3,996	$3,996
Loans on non-accrual status	$6,148	$—	$6,148
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$4,491	$1,622	$6,113
Modified loans under MPF program	$—	$—	$—
Real estate owned (d)	$219	$—	$219

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$3,940	$2,865	$6,805
Serious delinquency rate (b)	0.45%	3.45%	0.68%
Past due 90 days or more and still accruing interest	$—	$4,702	$4,702
Loans on non-accrual status	$7,838	$—	$7,838
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$5,241	$1,434	$6,675
Modified loans under MPF program	$—	$—	$—
Real estate owned (d)	$—	$—	$—

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
(c)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.
(d)	REO is reported at lower of cost or market value.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.9 billion at June 30, 2023 and $1.0 billion at December 31, 2022, an increase of $1.9 billion, or 185.0%, from December 31, 2022. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.8% and 98.9% of deposits at June 30, 2023 and December 31, 2022, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.9 billion for period ended June 30, 2023 and $1.0 billion for the twelve months ended December 31, 2022. The annualized weighted-average interest rates paid on demand and overnight deposits were 3.15% for the six months ended June 30, 2023 and 1.36% for the year ended December 31, 2022. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits in the first six months of 2023. The average balances of term deposits were $0.4 million and the weighted-average interest rates paid on term deposits were 3.51% for the year ended December 31, 2022.

The following table summarizes deposits (in thousands):

	June 30, 2023	December 31, 2022
Interest-bearing deposits
Interest-bearing demand	$2,920,374	$1,015,991
Term (a)	—	—
Total interest-bearing deposits	2,920,374	1,015,991
Non-interest-bearing demand	6,467	10,946
Total deposits (b)	$2,926,841	$1,026,937

(a)	Term deposits were for periods of one year or less.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	June 30, 2023	Interest Rate (b)	December 31, 2022	Interest Rate (b)
Term deposits	$—	—%	$—	3.51%
Interest-bearing demand (a)	2,920,374	3.15	1,015,991	1.36
Total interest-bearing deposits	$2,920,374	3.15%	$1,015,991	1.36%
Non-interest-bearing demand	6,467		10,946
Total deposits	$2,926,841		$1,026,937

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	June 30, 2023	December 31, 2022

Consolidated obligation bonds-amortized cost	$102,972,261	$87,612,556
Hedge valuation basis adjustments	(1,842,731)	(2,015,128)
Hedge basis adjustments on de-designated hedges	110,493	114,430
FVO - valuation adjustments and accrued interest	(191,389)	(214,103)
Total Consolidated obligation bonds	$101,048,634	$85,497,755

Discount notes-amortized cost	$57,947,226	$61,832,418
Hedge value basis adjustments	(35,325)	(39,088)
Hedge basis adjustments on de-designated hedges	—	(341)
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$57,911,901	$61,792,989

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$60,269,685	4.48%	58.58%	$40,943,160	3.69%	46.79%
Over one year through two years	15,098,120	2.94	14.67	16,499,805	2.56	18.85
Over two years through three years	11,115,535	1.60	10.80	7,808,115	1.65	8.92
Over three years through four years	7,771,115	2.04	7.55	10,533,905	1.09	12.04
Over four years through five years	2,965,280	3.19	2.88	4,638,435	2.35	5.30
Thereafter	5,674,960	3.01	5.52	7,092,000	2.88	8.10
Total par value	102,894,695	3.64%	100.00%	87,515,420	2.85%	100.00%

Bond premiums (b)	104,602			123,477
Bond discounts (b)	(27,036)			(26,341)
Hedge valuation basis adjustments (c)	(1,842,731)			(2,015,128)
Hedge basis adjustments on de-designated hedges (d)	110,493			114,430
FVO (e) - valuation adjustments and accrued interest	(191,389)			(214,103)
Total Consolidated obligation bonds	$101,048,634			$85,497,755

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)

Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our primary interest rate benchmarks are Federal Funds-OIS index and SOFR-OIS index.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$32,704,705	31.79%	$30,482,290	34.83%
Fixed-rate, callable	27,833,640	27.05	18,676,130	21.34
Step Up, callable	4,026,000	3.91	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	—	—	250,000	0.29
Single-index floating rate	38,278,350	37.20	32,733,000	37.40
Total par value	$102,894,695	100.00%	$87,515,420	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Par value	$58,569,123	$62,295,735
Amortized cost	$57,947,226	$61,832,418
Hedge value basis adjustments (a)	(35,325)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	—	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total CO discount notes	$57,911,901	$61,792,989
Weighted average interest rate	4.92%	3.97%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at June 30, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$143,797	$137,261	$131,394	$137,638
Additions from current period’s assessments	23,989	8,566	46,062	14,917
Net disbursements for grants and programs	(9,037)	(14,044)	(18,707)	(20,772)
Ending balance	$158,749	$131,783	$158,749	$131,783

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.4 billion at June 30, 2023 and December 31, 2022.

Shares of both Membership and Activity-based Class B capital stock have the same voting rights and receive the same dividend (See Statements of Capital):

●	Membership capital stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets. The current capital stock purchase requirement for membership is 12.5 basis points. In addition, notwithstanding this requirement, the FHLBNY has a $50 million cap on membership stock per member.
●	Activity-based capital stock is issued based on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase of 4.5% of the member’s borrowed amount for advances and mortgage loans, and 12.5 basis points for letters of credit. In the normal course of business, excess activity-based capital stock is repurchased daily.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2023		December 31, 2022
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,031,678	$8,651,396	$749,451	$8,488,246
Total capital-to-asset ratio	4.00%	5.05%	4.00%	5.39%
Total capital (b)	$6,856,304	$8,651,396	$6,295,660	$8,488,246
Leverage ratio	5.00%	7.57%	5.00%	8.09%
Leverage capital (c)	$8,570,380	$12,977,094	$7,869,574	$12,732,369

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	June 30, 2023	December 31, 2022

Redemption less than one year	$1,359	$93
Redemption from one year to less than three years	4,137	2,387
Redemption from three years to less than five years	782	952
Redemption from five years or greater	1,051	1,146
Total	$7,329	$4,578

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Beginning balance	$5,640	$7,565	$4,578	$1,959
Capital stock subject to mandatory redemption reclassified from equity	3,189	236,573	4,659	258,467
Redemption of mandatorily redeemable capital stock (a)	(1,500)	(236,021)	(1,908)	(252,309)
Ending balance	$7,329	$8,117	$7,329	$8,117
Accrued interest payable (b)	$127	$753	$127	$753

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates was 7.75% for the three months ended June 30, 2023 and 4.75% in the same period in 2022. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $993.7 million and $910.9 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income	$215,776	$76,325	$414,320	$133,365
Net income available to stockholders	$215,776	$76,325	$414,320	$133,365
Weighted average shares of capital	67,683	47,146	65,829	46,141
Less: Mandatorily redeemable capital stock	(66)	(636)	(61)	(378)
Average number of shares of capital used to calculate earnings per share	67,617	46,510	65,768	45,763
Basic earnings per share	$3.19	$1.64	$6.30	$2.91

Note 16.         Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all FHLBNY officers and employees. The FHLBNY also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The FHLBNY offers two non-qualified Benefit Equalization Plans, which are retirement plans. In July 2023, the Pentegra Defined Contribution Plan was transitioned to Vanguard. The two plans restore and enhance defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations. The two non-qualified Benefit Equalization Plans (BEP) are unfunded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Defined Benefit Plan	$3,100	$2,350	$6,200	$4,700
Benefit Equalization Plans (defined benefit and defined contribution)	1,937	1,351	3,783	3,482
Defined Contribution Plans	747	713	1,553	1,492
Postretirement Health Benefit Plan	(253)	77	(506)	155
Total retirement plan expenses	$5,531	$4,491	$11,030	$9,829

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$412	$619	$823	$1,239
Interest cost	860	645	1,719	1,289
Amortization of unrecognized net loss	—	1,221	—	2,441
Amortization of unrecognized past service cost	14	52	27	104
Net periodic benefit cost - Defined Benefit BEP	1,286	2,537	2,569	5,073
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	651	(1,186)	1,214	(1,591)
Total	$1,937	$1,351	$3,783	$3,482

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost (benefits attributed to service during the period)	$6	$11	$13	$23
Interest cost on accumulated postretirement health benefit obligation	102	66	204	132
Amortization of (gain)/loss	(361)	—	(723)	—
Net periodic postretirement health benefit expense/(income)	$(253)	$77	$(506)	$155

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	June 30, 2023	December 31, 2022
Interest rate contracts
Interest rate swaps	$198,538,372	$173,232,721
Interest rate caps	800,000	800,000
Mortgage delivery commitments	7,616	9,837
Total interest rate contracts notionals	$199,345,988	$174,042,558

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

	June 30, 2023		December 31, 2022
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$1,070,722	$2,216,679	$683,389	$2,110,074
Cleared derivatives	2,043,921	2,048,261	1,534,274	1,504,012
Total gross recognized amount	3,114,643	4,264,940	2,217,663	3,614,086
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(972,075)	(2,199,415)	(550,878)	(2,095,888)
Cleared derivatives	(2,042,966)	(2,042,966)	(1,502,901)	(1,502,901)
Total gross amounts of netting adjustments and cash collateral	(3,015,041)	(4,242,381)	(2,053,779)	(3,598,789)
Net amounts after offsetting adjustments and cash collateral	$99,602	$22,559	$163,884	$15,297

Uncleared derivatives	$98,647	$17,264	$132,511	$14,186
Cleared derivatives	955	5,295	31,373	1,111
Total net amounts after offsetting adjustments and cash collateral	$99,602	$22,559	$163,884	$15,297

Derivative instruments - not nettable
Uncleared derivatives (a)	$—	$1,601	$37	$36
Total derivative assets and total derivative liabilities
Uncleared derivatives	$98,647	$18,865	$132,548	$14,222
Cleared derivatives	955	5,295	31,373	1,111
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$99,602	$24,160	$163,921	$15,333

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$754,175	$—	$576,756	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(84,198)	—	(108,761)	—
Total net amount of non-cash collateral received or repledged	$669,977	$—	$467,995	$—
Total net exposure cash and non-cash (e)	$769,579	$24,160	$631,916	$15,333
Net unsecured amount - Represented by:
Uncleared derivatives	$14,449	$18,865	$23,787	$14,222
Cleared derivatives	755,130	5,295	608,129	1,111
Total net exposure cash and non-cash (e)	$769,579	$24,160	$631,916	$15,333

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At June 30, 2023 and December 31, 2022, no net of cash as settlement variation margin was posted to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	June 30, 2023
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$163,225,031	$1,383,065	$2,925,386
Total derivatives in hedging relationships under ASC 815	163,225,031	1,383,065	2,925,386

Derivatives not designated as hedging instruments
Interest rate swaps (b)	35,313,341	1,731,578	1,339,554
Interest rate caps	800,000	—	—
Mortgage delivery commitments	7,616	—	1,601
Other	—	—	—
Total derivatives not designated as hedging instruments	36,120,957	1,731,578	1,341,155
Total derivatives before netting and collateral adjustments	$199,345,988	$3,114,643	$4,266,541
Netting adjustments		$(2,978,121)	$(2,978,121)
Cash collateral and related accrued interest		(36,920)	(1,264,260)
Total netting adjustments and cash collateral		(3,015,041)	(4,242,381)
Total derivative assets and total derivative liabilities		$99,602	$24,160
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$754,175
Security collateral received from counterparty (c)		(84,198)
Net security		669,977
Net exposure		$769,579

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$123,913,433	$1,090,359	$2,745,983
Total derivatives in hedging relationships under ASC 815	123,913,433	1,090,359	2,745,983

Derivatives not designated as hedging instruments
Interest rate swaps (b)	49,319,288	1,126,873	868,103
Interest rate caps	800,000	431	—
Mortgage delivery commitments	9,837	37	36
Other	—	—	—
Total derivatives not designated as hedging instruments	50,129,125	1,127,341	868,139
Total derivatives before netting and collateral adjustments	$174,042,558	$2,217,700	$3,614,122
Netting adjustments		$(2,039,759)	$(2,039,759)
Cash collateral and related accrued interest		(14,020)	(1,559,030)
Total netting adjustments and cash collateral		(2,053,779)	(3,598,789)
Total derivative assets and total derivative liabilities		$163,921	$15,333
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$576,756
Security collateral received from counterparty (c)		(108,761)
Net security		467,995
Net exposure		$631,916

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2023 and December 31, 2022.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$271,045	$93,332	$189,285	$275,264
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(263,807)	$(75,666)	$(182,308)	$(250,166)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at June 30, 2023 and December 31, 2022, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	June 30, 2023
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$60,101,962	$(1,616,124)	$—
Hedged AFS debt securities (a)	5,021,111	(600,419)	—
De-designated advances (b)	—	—	—
	$65,123,073	$(2,216,543)	$—
Liabilities:
Hedged consolidated obligation bonds	$46,670,119	$1,842,731	$—
Hedged consolidated obligation discount notes	47,065,386	35,325	—
De-designated consolidated obligation bonds (b)	—	—	(110,493)
De-designated consolidated obligation discount notes (b)	—	—	—
	$93,735,505	$1,878,056	$(110,493)

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

(b)

At June 30, 2023, par amounts of de-designated CO bonds were $2.6 billion. At December 31, 2022, par amounts of de-designated advances were $0.5 billion; par amounts of de-designation CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.5 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended June 30,
	2023				2022
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(379)	$—	$30,919	$31,298	$(335)	$—	$43,799	$44,134

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Six months ended June 30,
	2023				2022
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(598)	$—	$4,332	$4,930	$(686)	$—	$134,935	$135,621

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.3 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

Economic Hedges

FHLBNY often uses economic hedges when hedge accounting would be too complex or operationally burdensome. Derivatives that are economic hedges are carried at fair value, with changes in value included in Other income (loss), a line item which is below Net interest income. For hedges that either do not meet the ASC 815 hedging criteria or for which management decides not to apply ASC 815 hedge accounting, the derivative is recorded at fair value on the balance sheet with the associated changes in fair value recorded in earnings, while the “hedged” instrument continues to be carried at amortized cost. Therefore, current earnings are affected by the interest rate shifts and other factors that cause a change in the swap’s value, but for which no offsetting change in value is recorded on the hedged instrument. Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$83,002	$48,393	$51,408	$117,466
Caps	(191)	53	(430)	448
Mortgage delivery commitments	(2,914)	(217)	(2,887)	(669)
Total gains (losses) on derivatives in economic hedges	$79,897	$48,229	$48,091	$117,245

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2023
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$45,142	$45,142	$45,142	$—	$—	$—
Interest-bearing deposits	2,950,000	2,950,042	—	2,950,042	—	—
Securities purchased under agreements to resell	16,745,000	16,745,178	—	16,745,178	—	—
Federal funds sold	15,560,000	15,560,202	—	15,560,202	—	—
Trading securities	5,285,390	5,285,390	5,285,390	—	—	—
Equity Investments	87,845	87,845	87,845	—	—	—
Available-for-sale securities	8,479,909	8,479,909	—	7,374,163	1,105,746	—
Held-to-maturity securities	10,697,606	10,238,489	—	10,036,529	201,960	—
Advances	108,573,216	108,687,849	—	108,687,849	—	—
Mortgage loans held-for-portfolio, net	2,138,755	1,875,978	—	1,875,978	—	—
Accrued interest receivable	595,428	595,428	—	595,428	—	—
Derivative assets	99,602	99,602	—	3,114,643	—	(3,015,041)
Other financial assets	219	219	—	—	219	—
Liabilities
Deposits	2,926,841	2,925,960	—	2,925,960	—	—
Consolidated obligations
Bonds	101,048,634	100,127,948	—	100,127,948	—	—
Discount notes	57,911,901	57,923,335	—	57,923,335	—	—
Mandatorily redeemable capital stock	7,329	7,329	7,329	—	—	—
Accrued interest payable	619,683	619,683	—	619,683	—	—
Derivative liabilities	24,160	24,160	—	4,266,541	—	(4,242,381)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2023 and December 31, 2022. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2023 and December 31, 2022.

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

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:

Interest-rate related:

●	SOFR curve (SOFR/OIS).
●	Federal funds curve (FF/OIS curve).
●	LIBOR Swap Curve.
●	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
●	Prepayment assumption (if applicable).

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2023 and December 31, 2022.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2023, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2023
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,285,390	$5,285,390	$—	$—	$—
Equity Investments	87,845	87,845	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,374,163	—	7,374,163	—	—
State and local housing finance agency obligations	1,105,746	—	—	1,105,746	—
Derivative assets (a)
Interest-rate derivatives	99,602	—	3,114,643	—	(3,015,041)
Mortgage delivery commitments	—	—	—	—	—
Total recurring fair value measurement - Assets	$13,952,746	$5,373,235	$10,488,806	$1,105,746	$(3,015,041)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(4,182,576)	$—	$(4,182,576)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(22,559)	—	(4,264,940)	—	4,242,381
Mortgage delivery commitments	(1,601)	—	(1,601)	—	—
Total recurring fair value measurement - Liabilities	$(4,206,736)	$—	$(8,449,117)	$—	$4,242,381

	December 31, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,113,419	$7,113,419	$—	$—	$—
Equity Investments	81,754	81,754	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,979,841	—	5,979,841	—	—
State and local housing finance agency obligations	1,109,029	—	—	1,109,029	—
Derivative assets(a)
Interest-rate derivatives	163,884	—	2,217,663	—	(2,053,779)
Mortgage delivery commitments	37	—	37	—	—
Total recurring fair value measurement - Assets	$14,447,964	$7,195,173	$8,197,541	$1,109,029	$(2,053,779)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(4,159,862)	$—	$(4,159,862)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(15,297)	—	(3,614,086)	—	3,598,789
Mortgage delivery commitments	(36)	—	(36)	—	—
Total recurring fair value measurement - Liabilities	$(4,175,195)	$—	$(7,773,984)	$—	$3,598,789

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of the period	$1,109,509	$998,578	$1,109,029	$998,637
Transfer of securities from held-to-maturity to available-for-sale	—	—	—	—
Provision for credit losses	—	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(713)	(359)	(233)	(418)
Purchases	—	308,000	—	308,000
Settlements	(3,050)	(193,805)	(3,050)	(193,805)
Balance, end of the period	$1,105,746	$1,112,414	$1,105,746	$1,112,414

Items Measured at Fair Value on a Non-recurring Basis (a) (in thousands):

	During the period ended June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	219	—	—	219
Total non-recurring assets at fair value	$219	$—	$—	$219

(a)	No items at fair value on a non-recurring basis was outstanding during the period ended December 31, 2022.

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

In accordance with disclosure provisions, changes in fair value are reported the date the fair value adjustments are recorded, which is during the period and not as of the period end date. There were no non-recurring basis at fair value recorded during the period ended December 31, 2022.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2023 and December 31, 2022.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a)(b) (in thousands):

	Three months ended June 30,
	2023	2022

	Bonds
Balance, beginning of the period	$(4,206,355)	$(1,901,147)
New transactions elected for fair value option	—	(1,750,000)
Maturities and terminations	—	—
Net gains (losses) on financial instruments held under fair value option	16,676	36,783
Change in accrued interest/unaccreted balance	7,103	(4,532)
Balance, end of the period	$(4,182,576)	$(3,618,896)

	Six months ended June 30,
	2023	2022

	Bonds
Balance, beginning of the period	$(4,159,862)	$(7,386,074)
New transactions elected for fair value option	—	(2,010,015)
Maturities and terminations	—	5,665,000
Net gains (losses) on financial instruments held under fair value option	(22,702)	117,429
Change in accrued interest/unaccreted balance	(12)	(5,236)
Balance, end of the period	$(4,182,576)	$(3,618,896)

(a)	No advances elected under the FVO were outstanding at June 30, 2023 and June 30, 2022.
(b)	No discount notes elected under the FVO were outstanding at June 30, 2023 and June 30, 2022.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a)(b) (in thousands):

	Three months ended June 30,
	2023			2022
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(22,672)	$16,676	$(5,996)	$(11,515)	$36,783	$25,268

	Six months ended June 30,
	2023			2022
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(45,343)	$(22,702)	$(68,045)	$(16,125)	$117,429	$101,304

(a)	No advances elected under the FVO were outstanding at June 30, 2023 and June 30, 2022.
(b)	No discount notes elected under the FVO were outstanding at June 30, 2023 and June 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a)(c) (in thousands):

	June 30, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,182,576	$(191,389)

	December 31, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,159,862	$(214,103)

	June 30, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$3,747,575	$3,618,896	$(128,679)

(a)	Advances – No advances elected under the FVO were outstanding at June 30, 2023, December 31, 2022 and June 30, 2022. From time to time, the FHLBNY has elected the FVO for advances on an instrument-by-instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes – No discount notes elected under the FVO were outstanding at June 30, 2023, December 31, 2022 and June 30, 2022. From time to time, discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.3 trillion as of June 30, 2023 and $1.2 trillion as of December 31, 2022.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies (in thousands):

June 30, 2023
Contractual Obligations
Consolidated obligation bonds at par (a)	$102,894,695
Consolidated obligation discount notes at par	58,569,123
Mandatorily redeemable capital stock (a)	7,329
Premises (lease obligations) (b)	81,648
Remote backup site	562
Other liabilities (c)	122,505
Total contractual obligations	$161,675,862

Other commitments
Standby letters of credit (d)	$20,615,588
Consolidated obligation bonds/discount notes traded not settled	20,000
Commitments to fund additional advances	1,185,000
Commitments to fund pension	12,400
Open delivery commitments (MAP)	7,616
Total other commitments	$21,840,604
Total obligations and commitments	$183,516,466

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Operating Lease Commitments

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At June 30, 2023 and December 31, 2022, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables provide summarized information on our leases (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating Leases (a)
Right-of-use assets	$57,625	$60,338
Lease Liabilities	$70,188	$73,304

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023	2022
Operating Lease Expense	$1,952		$1,952		$3,904	$3,904
Operating cash flows - Cash Paid	$2,153		$2,049		$4,307	$4,098

	June 30, 2023		December 31, 2022
Weighted Average Discount Rate	3.31%		3.31%
Weighted Average Remaining Lease Term	9.67	Years	10.13	Years

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Remaining maturities through
Operating lease liabilities	June 30, 2023	December 31, 2022
Remainder of 2023	$4,309	$8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
Thereafter	45,410	45,410
Total undiscounted lease payments	82,492	86,798
Imputed interest	(12,304)	(13,494)
Total operating lease liabilities	$70,188	$73,304

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

Debt assumptions — In June 2023, the FHLBNY assumed discount notes in par amount of $6.1 billion from another FHLBank. No discount notes were assumed from another FHLBank in the six months ended June 30, 2022. No CO Bonds were assumed from another FHLBank in the six month ended June 30, 2023 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2023 and June 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $3.4 million at June 30, 2023 and $3.8 million at December 31, 2022.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2023, compared to $0.3 million and $0.7 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At June 30, 2023 and December 31, 2022, outstanding notional amounts were $20.5 million and $33.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were $0.5 billion overnight loans extended to other FHLBanks in the six months ended June 30, 2023 compared to $2.0 billion in the same period in the prior year. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the six months ended June 30, 2023, the FHLBNY borrowed a total of $5.3 billion in overnight loans from other FHLBanks. There were no borrowings from other FHLBanks in the six months ended June 30, 2022. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at June 30, 2023. There was no compensating cash balances at December 31, 2022. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2023	December 31, 2022
	Related	Related
Assets
Advances	$108,573,216	$115,292,876
Accrued interest receivable	503,257	352,578

Liabilities and capital
Deposits	$2,926,841	$1,026,937
Mandatorily redeemable capital stock	7,329	4,578
Accrued interest payable	127	82
Affordable Housing Program (a)	158,749	131,394

Capital	$8,517,617	$8,347,383

(a)	Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Related	Related	Related	Related
Interest income
Advances	$1,653,311	$236,103	$3,057,864	$348,857
Interest-bearing deposits	3	1	7	1
Loans to other FHLBanks	71	71	71	72

Interest expense
Deposits	$32,380	$1,654	$44,918	$1,826
Mandatorily redeemable capital stock	130	765	243	891
Cash collateral held and other borrowings	282	—	1,521	—

Service fees and other	$5,421	$3,667	$10,444	$8,140

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2023
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$17,500,000	15.88%	$239,822	24.37%	$445,031	24.58%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,735,000	12.46	117,113	11.90	220,984	12.21
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.41	13,522	1.38	25,304	1.40
Subtotal MetLife, Inc.			15,290,000	13.87	130,635	13.28	246,288	13.61
Flagstar Bank, N.A. (b)	Hicksville	NY	12,250,000	11.12	130,734	13.28	282,638	15.61
Equitable Financial Life Insurance Company	New York	NY	8,875,263	8.05	104,292	10.60	194,818	10.76
Manufacturers and Traders Trust Company	Buffalo	NY	7,500,164	6.81	92,408	9.39	148,752	8.22
Teachers Ins. & Annuity Assoc of America	New York	NY	6,344,800	5.76	57,509	5.84	120,671	6.67
Signature Bridge Bank, N.A.	New York	NY	4,683,738	4.25	121,131	12.31	180,718	9.98
New York Life Insurance Company	New York	NY	2,875,500	2.61	24,626	2.50	49,865	2.75
Valley National Bank (b)	Wayne	NJ	2,688,000	2.44	62,214	6.32	100,214	5.54
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.38	20,792	2.11	41,355	2.28
Total			$80,626,715	73.17%	$984,163	100.00%	$1,810,350	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of these members served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2022
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,250,000	16.46%	$332,309	24.51%
Flagstar Bank, N.A. (b)(c)	Hicksville	NY	15,775,000	13.49	244,568	18.04
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	11.58	253,973	18.73
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.20	21,673	1.60
Subtotal MetLife, Inc.			14,940,000	12.78	275,646	20.33
Signature Bank	New York	NY	11,283,738	9.65	61,762	4.56
Equitable Financial Life Insurance Company	New York	NY	8,501,263	7.27	155,524	11.47
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,084,800	6.06	127,885	9.43
New York Life Insurance Company	New York	NY	3,638,000	3.11	64,737	4.78
Manufacturers and Traders Trust Company	Buffalo	NY	3,200,169	2.74	12,657	0.93
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.24	36,766	2.71
ESL Federal Credit Union	Rochester	NY	2,561,931	2.19	43,941	3.24
Total			$88,854,151	75.99%	$1,355,795	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.
(c)	Non-Member institution Flagstar Bank, FSB merged into FHLBNY member New York Community Bank, on December 1, 2022. Surviving entity renamed Flagstar Bank, N.A. as a member of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	June 30, 2022
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$14,595,000	18.00%	$46,828	22.51%	$86,684	24.21%
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.73	4,217	2.03	6,457	1.80
Subtotal MetLife, Inc.			16,000,000	19.73	51,045	24.54	93,141	26.01
New York Community Bank (b)	Hicksville	NY	12,850,000	15.84	51,864	24.94	102,808	28.71
Citibank, N.A.	New York	NY	9,250,000	11.40	16,575	7.97	25,635	7.16
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,781,383	9.59	28,023	13.47	34,737	9.70
Equitable Financial Life Insurance Company	New York	NY	7,282,563	8.98	22,461	10.80	35,378	9.88
ESL Federal Credit Union	Rochester	NY	2,514,166	3.10	5,100	2.45	7,371	2.06
Goldman Sachs Bank USA	New York	NY	2,500,000	3.08	6,446	3.10	7,876	2.20
New York Life Insurance Company	New York	NY	2,430,000	3.00	13,930	6.70	27,564	7.70
Valley National Bank	Wayne	NJ	2,168,014	2.67	6,190	2.98	10,702	2.99
Signature Bank	New York	NY	1,574,517	1.94	6,339	3.05	12,840	3.59
Total			$64,350,643	79.33%	$207,973	100.00%	$358,052	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank joined the Board of Directors of the FHLBNY as a Member Director.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	66-67
1.1	Financial Condition	68
1.2	Overview of LIBOR-indexed Instruments Outstanding	70
2.1 - 2.8	Advances	71-76
3.1 - 3.8	Investments	77-81
4.1 - 4.3	Mortgage Loans	82-83
5.1 - 5.10	Consolidated Obligations	84-88
6.1 - 6.4	Capital	88-90
7.1	Derivatives	91-92
8.1 - 8.3	Liquidity	93-94
9.1 - 9.11	Results of Operations	96-109
10.1	Assessments	110

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

The second quarter of 2023 featured a recovery from the temporary but widespread liquidity crisis within the U.S. banking sector that occurred in the first quarter of 2023. The Bank was able to successfully manage the reduced advances demand as our members’ liquidity positions stabilized. The Bank’s advances position decreased to $110.2 billion at June 30, 2023 from $127.4 billion at March 31, 2023. Through the first half of 2023, the Bank has met the liquidity demands of our members through reliable and uninterrupted funding.

On March 12, 2023, Bank member Signature Bank was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., an entity that was operated and managed by the FDIC. As of March 10, 2023, the last business day before the receivership, Signature Bank held $11.2 billion in advances and $2.0 billion in undrawn letters of credit. As of June 30, 2023 Signature Bridge Bank, N.A had $4.7 billion in advances outstanding and no letters of credit outstanding. As of July 20, 2023, all remaining advances balances were fully paid.

Second Quarter 2023 Financial Results

Net income — Net income for the second quarter of 2023 was $215.8 million, an increase of $139.5 million, or 182.7%, from net income of $76.3 million for the same period in 2022. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for the second quarter of 2023 was $274.7 million, an increase of $128.0 million, or 87.3%, from $146.7 million for the same period in 2022. This increase was primarily attributed to an increase in interest rates as average earning assets balances increased by $70.0 billion in the second quarter of 2023 compared with the same period in 2022, including an increase of $47.7 billion in average advances balances to $122.5 billion in the second quarter of 2023, up from $74.8 billion in the same period in 2022. In the second quarter of 2023, overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments. While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation short-term and floating-rate bonds. Net interest spread decreased to 33 basis points in the second quarter of 2023 compared to 45 basis points in the same period in 2022.

Return on average equity (ROE) for the second quarter of 2023 was 9.84%, compared to ROE of 4.71% for the same period in 2022.

Other income (loss) — Other income (loss) increased by $33.2 million, resulting from a gain of $17.9 million in the second quarter of 2023 compared to a loss of $15.3 million in the same period in 2022. Primary components are summarized below:

●	Financial instruments carried at fair values — In 2023 second quarter, FVO instruments reported valuation gains of $16.7 million. In 2022 second quarter, FVO instruments reported fair value gains of $36.8 million.
●	Derivative activities reported gains in Other income of $79.9 million in the second quarter of 2023, compared to gains of $48.2 million in the second quarter of 2022. These gains were primarily from Interest rate swaps designated as economic hedges of fixed-rate treasury securities. The fair value gains on Interest rate swaps in economic hedges largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $88.1 million and $93.7 million in the second quarter of 2023 and 2022, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net gains of $3.0 million in the second quarter of 2023, compared to net losses of $10.4 million in the prior year period.

Other expenses were $51.1 million for the second quarter of the current year, compared to $46.6 million for the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $24.0 million for the second quarter of the current year, compared to $8.6 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.91 per share (7.75% annualized) was paid in the second quarter of the current year, compared to $1.17 per share (4.75% annualized) in the same period of the prior year.

Financial Condition — June 30, 2023 compared to December 31, 2022

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $171.4 billion at June 30, 2023 from $157.4 billion at December 31, 2022, an increase of $14.0 billion, or 8.9%. As of June 30, 2023, advances were $108.6 billion, a decrease of $6.7 billion, or 5.8%, from $115.3 billion at December 31, 2022.

Cash at banks was $45.1 million at June 30, 2023, compared to $27.4 million at December 31, 2022.

Liquidity investments — Money market investments at June 30, 2023 were $15.6 billion in federal funds sold and $16.7 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances increased as we sought to ensure an ample supply of funds to meet liquidity demands from members in the aftermath of the banking crisis in mid-March. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $3.0 billion and $1.8 billion at June 30, 2023 and December 31, 2022, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $5.3 billion and $7.1 billion at June 30, 2023 and December 31, 2022, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $7.4 billion at June 30, 2023 and $6.0 billion at December 31, 2022 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place such as deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at June 30, 2023 to $110.2 billion, compared to $116.9 billion at December 31, 2022.Short-term fixed-rate advances decreased by 16.6% to $20.6 billion at June 30, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 7.2% to $26.9 billion at June 30, 2023, compared to $25.1 billion at December 31, 2022. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $426.8 million and $462.1 million at June 30, 2023 and December 31, 2022, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $6.9 billion and $5.5 billion at June 30, 2023 and December 31, 2022, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at June 30, 2023, slightly lower than the balance at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $10.5 billion and $9.2 billion at June 30, 2023 and December 31, 2022, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.5 million on private-label MBS at June 30, 2023 versus $0.2 million at December 31, 2022.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at June 30, 2023 and December 31, 2022. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at June 30, 2023, slightly lower than the balance at December 31, 2022.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $87.8 million at June 30, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.8 billion at June 30, 2023, a decrease of $72.8 million from the balance at December 31, 2022. Unpaid principal balance of MAP loans stood at $327.7 million at June 30, 2023 compared to $221.1 million at December 31, 2022.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at June 30, 2023, were lower than December 31, 2022. Allowance for credit losses increased to $3.5 million at June 30, 2023 compared to $1.9 million at December 31, 2022. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Capital ratios — Our capital position remains strong. At June 30, 2023, actual risk-based capital was $8.7 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $1.0 billion at June 30, 2023 compared to $749.5 million at December 31, 2022. To support $171.4 billion of total assets at June 30, 2023, the minimum required total capital was $6.9 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.7 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At June 30, 2023 balance sheet leverage (based on U.S. GAAP) was 20.1 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2023	2023	2022	2022	2022
Investments (a)	$59,806	$56,765	$39,103	$35,514	$33,001
Advances	108,573	126,251	115,293	91,871	80,062
Mortgage loans held-for-portfolio, net (b)	2,139	2,094	2,107	2,136	2,175
Total assets	171,408	185,937	157,391	130,130	115,963
Deposits and borrowings	2,927	3,782	1,027	1,115	1,492
Consolidated obligations, net
Bonds	101,049	112,475	85,498	72,174	57,551
Discount notes	57,912	59,922	61,793	49,030	49,519
Total consolidated obligations	158,961	172,397	147,291	121,204	107,070
Mandatorily redeemable capital stock	7	6	5	11	8
AHP liability	159	144	131	125	132
Capital
Capital stock	6,362	6,860	6,387	5,331	4,939
Retained earnings
Unrestricted	1,288	1,238	1,185	1,149	1,109
Restricted	994	951	911	880	854
Total retained earnings	2,282	2,189	2,096	2,029	1,963
Accumulated other comprehensive income (loss)	(126)	(182)	(136)	(177)	(139)
Total capital	8,518	8,867	8,347	7,183	6,763
Equity to asset ratio (c)(j)	4.97%	4.77%	5.30%	5.52%	5.83%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2023	2023	2022	2022	2022	2023	2022
Investments (a)	$57,880	$44,793	$37,624	$37,433	$35,426	$51,373	$35,517
Advances	122,518	115,452	97,606	86,597	74,823	119,004	73,238
Mortgage loans held-for-portfolio, net	2,122	2,099	2,121	2,154	2,204	2,111	2,239
Total assets	184,653	166,562	139,664	127,737	114,109	175,657	112,539
Interest-bearing deposits and other borrowings	2,825	3,060	966	920	1,102	2,942	1,134
Consolidated obligations, net
Bonds	108,638	98,634	76,116	67,336	58,906	103,664	57,685
Discount notes	62,001	53,910	52,814	50,766	45,733	57,977	45,529
Total consolidated obligations	170,639	152,544	128,930	118,102	104,639	161,641	103,214
Mandatorily redeemable capital stock	7	6	5	11	64	6	38
AHP liability	146	136	126	125	136	141	136
Capital
Capital stock	6,762	6,390	5,592	5,119	4,651	6,577	4,576
Retained earnings
Unrestricted	1,235	1,185	1,149	1,111	1,098	1,210	1,097
Restricted	965	924	891	862	846	945	838
Total retained earnings	2,200	2,109	2,040	1,973	1,944	2,155	1,935
Accumulated other comprehensive income (loss)	(167)	(119)	(204)	(141)	(101)	(143)	(61)
Total capital	8,795	8,380	7,428	6,951	6,494	8,589	6,450

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

Operating Results and Other Data	Three months ended					Six months ended
(dollars in millions,	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
except earnings and dividends per share, and headcount)	2023	2023	2022	2022	2022	2023	2022
Net income	$215	$199	$154	$130	$76	$414	$133
Net interest income (d)	275	230	196	169	147	505	269
Dividends paid in cash (e)	122	106	87	64	52	228	101
AHP expense	24	22	17	14	9	46	15
Return on average equity (f)(g)(j)	9.84%	9.61%	8.25%	7.39%	4.71%	9.73%	4.17%
Return on average assets (g)(j)	0.47%	0.48%	0.44%	0.40%	0.27%	0.48%	0.24%
Other non-interest income (loss)	18	41	33	24	(15)	59	(28)
Operating expenses (h)	44	44	50	42	39	88	77
Finance Agency and Office of Finance expenses	5	5	5	5	5	10	11
Total other expenses (k)	52	50	58	49	47	102	93
Operating expenses ratio (g)(i)(j)	0.10%	0.11%	0.14%	0.13%	0.14%	0.10%	0.14%
Earnings per share	$3.19	$3.11	$2.88	$2.61	$1.64	$6.30	$2.91
Dividends per share	$1.91	$1.89	$1.70	$1.37	$1.17	$3.80	$2.27
Headcount (Full/part time)	335	333	327	333	333	335	333

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $3.5 million, $1.8 million, $1.9 million, $1.7 million and $2.0 million for the periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2023	December 31, 2022	dollar amount	percentage
Assets
Cash and due from banks	$45,142	$27,420	$17,722	64.63%
Interest-bearing deposits	2,950,000	1,750,000	1,200,000	68.57
Securities purchased under agreements to resell	16,745,000	4,245,000	12,500,000	294.46
Federal funds sold	15,560,000	9,470,000	6,090,000	64.31
Trading securities	5,285,390	7,113,419	(1,828,029)	(25.70)
Equity Investments	87,845	81,754	6,091	7.45
Available-for-sale securities	8,479,909	7,088,870	1,391,039	19.62
Held-to-maturity securities	10,697,606	9,354,048	1,343,558	14.36
Advances	108,573,216	115,292,876	(6,719,660)	(5.83)
Mortgage loans held-for-portfolio	2,138,755	2,106,969	31,786	1.51
Accrued interest receivable	595,428	437,823	157,605	36.00
Premises, software, and equipment	73,246	77,710	(4,464)	(5.74)
Operating lease right-of-use assets	57,625	60,338	(2,713)	(4.50)
Derivative assets	99,602	163,921	(64,319)	(39.24)
Other assets	18,843	121,341	(102,498)	(84.47)
Total assets	$171,407,607	$157,391,489	$14,016,118	8.91%

Liabilities
Deposits
Interest-bearing demand	$2,920,374	$1,015,991	$1,904,383	187.44%
Non-interest-bearing demand	6,467	10,946	(4,479)	(40.92)
Total deposits	2,926,841	1,026,937	1,899,904	185.01
Consolidated obligations
Bonds	101,048,634	85,497,755	15,550,879	18.19
Discount notes	57,911,901	61,792,989	(3,881,088)	(6.28)
Total consolidated obligations	158,960,535	147,290,744	11,669,791	7.92
Mandatorily redeemable capital stock	7,329	4,578	2,751	60.09

Accrued interest payable	619,683	370,456	249,227	67.28
Affordable Housing Program	158,749	131,394	27,355	20.82
Derivative liabilities	24,160	15,333	8,827	57.57
Other liabilities	122,505	131,360	(8,855)	(6.74)
Operating lease liabilities	70,188	73,304	(3,116)	(4.25)
Total liabilities	162,889,990	149,044,106	13,845,884	9.29
Capital	8,517,617	8,347,383	170,234	2.04
Total liabilities and capital	$171,407,607	$157,391,489	$14,016,118	8.91%

Balance Sheet overview June 30, 2023 and December 31, 2022

Total assets increased to $171.4 billion at June 30, 2023 from $157.4 billion at December 31, 2022, an increase of $14.0 billion, or 8.9%.

Cash at banks was $45.1 million at June 30, 2023, compared to $27.4 million at December 31, 2022.

Money market investments at June 30, 2023 were $15.6 billion in federal funds sold and $16.7 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances increased as we sought to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $21.1 billion, $11.5 billion and $10.7 billion in the second quarter of 2023, the fourth quarter of 2022 and the second quarter of 2022, respectively. Resale agreements averaged $9.9 billion, $225.2 million and $5.5 million in the second quarter of 2023, the fourth quarter of 2022 and the second quarter of 2022, respectively. Money market investments also included interest-bearing deposits at highly rated financial institutions. Balances were $3.0 billion and $1.8 billion at June 30, 2023 and December 31, 2022, respectively.

Advances — Par balances decreased at June 30, 2023 to $110.2 billion, compared to $116.9 billion at December 31, 2022. Short-term fixed-rate advances decreased by 16.6% to $20.6 billion at June 30, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 7.2% to $26.9 billion at June 30, 2023, compared to $25.1 billion at December 31, 2022.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $426.8 million at June 30, 2023 and $462.1 million at December 31, 2022. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $6.9 billion at June 30, 2023 and $5.5 billion at December 31, 2022. We acquired $1.5 billion (par) of fixed-rate GSE-issued MBS in the first half of 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at June 30, 2023, slightly lower than the balance at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Securities in the HTM portfolio are recorded at amortized cost, adjusted for credit and non-credit losses from the application of pre-ASU 2016-13 credit loss standards (formerly referred to as OTTI), and, beginning January 1, 2020, adjusted for allowances for credit losses under the new framework. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $10.5 billion at June 30, 2023 and $9.2 billion at December 31, 2022. We acquired $1.7 billion (par) of floated-rate and $0.1 billion (par) of fixed-rate GSE-issued MBS in the first half of 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at June 30, 2023 and December 31, 2022.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At June 30, 2023, trading investments were $5.3 billion in U.S. Treasury securities. At December 31, 2022, trading investments were $7.1 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $87.8 million at June 30, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.8 billion at June 30, 2023, a decrease of $72.8 million from the balance at December 31, 2022. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $327.7 million at June 30, 2023, an increase of $106.6 million from the balance at December 31, 2022. Paydowns for the total portfolio for six months ended June 30, 2023 were $80.5 million compared to $173.4 million for the same period in 2022. Acquisitions for the six months ended June 30, 2023 were $117.2 million compared to $33.0 million for the same period in 2022. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are declining, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at June 30, 2023 were lower than December 31, 2022. Allowance for credit losses increased to $3.5 million at June 30, 2023 compared to $1.9 million at December 31, 2022.

Capital ratios — Our capital position remains strong. At June 30, 2023, actual risk-based capital was $8.7 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $1.0 billion at June 30, 2023 compared to $749.5 million at December 31, 2022. To support $171.4 billion of total assets at June 30, 2023, the minimum required total capital was $6.9 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.7 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2023, balance sheet leverage (based on U.S. GAAP) was 20.1 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2023 included $29.6 million as demand cash balances at the FRBNY, $32.3 billion in short-term and overnight investments in the federal funds and resale agreements, and $7.4 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

We also have other regulatory liquidity measures in place, deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — The Alternative Reference Rates Committee (ARRC) in the U.S. has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. Some of the FHLBNY’s assets, liabilities and derivatives are still indexed to LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) ceased following a final publication on June 30, 2023.

During the second quarter of 2023, the Bank had variable rate LIBOR exposure related to outstanding advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. However, immediately after June 30, 2023, the variable LIBOR rate referenced in these outstanding instruments either converted to SOFR or became static until the instruments’ next applicable reset period. As a result, the Bank has no further variable-rate LIBOR exposure after June 30, 2023.

The following data provides an overview of LIBOR-indexed instruments outstanding at June 30, 2023 with maturities beyond June 30, 2023, which is the relevant LIBOR cessation date for the FHLBNY (in thousands):

Table 1.2Overview of LIBOR-indexed Instruments Outstanding

Outstanding at
June 30, 2023
LIBOR indexed Derivatives (notionals)	$1,315,462
LIBOR indexed Variable-rate mortgage-backed securities (UPB)	$2,138,465
LIBOR indexed Variable-rate housing finance agency bonds (UPB)	$12,400
LIBOR indexed Variable-rate Other securities (UPB)	$—
LIBOR indexed Variable-rate Advances (UPB)	$1,155,000
LIBOR indexed Variable-rate CO bonds (UPB)	$—

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

Carrying values of advances outstanding were $108.6 billion at June 30, 2023 and $115.3 billion at December 31, 2022. Carrying values included cumulative hedging basis adjustment losses of $1.6 billion at June 30, 2023 that were slightly lower than the hedging basis adjustment losses at December 31, 2022.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$26,858,390	24.37%	$25,063,390	21.43%
Fixed Rate Advances	55,418,061	50.29	54,523,869	46.64
Short-Term Advances	20,581,062	18.68	24,674,722	21.10
Mortgage Matched Advances	89,658	0.08	78,639	0.07
Overnight & Line of Credit (OLOC) Advances	3,985,885	3.62	9,231,475	7.89
All other categories	3,257,787	2.96	3,357,759	2.87
Total par value	110,190,843	100.00%	116,929,854	100.00%
Advance discounts	(1,503)		(2,083)
Hedge valuation basis adjustments	(1,616,124)		(1,634,895)
Total	$108,573,216		$115,292,876

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

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
June 30, 2023	$110,190,843	$20,719,095	$130,909,938	$373,021,759	$72,326,110	$445,347,869
December 31, 2022	$116,929,854	$22,790,754	$139,720,608	$338,641,587	$81,962,704	$420,604,291

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
June 30, 2023	$73,354,359	$371,993,510	$445,347,869
December 31, 2022	$82,658,830	$337,945,461	$420,604,291

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$81,680,453	74.13%	$90,424,460	77.33%
Variable-rate (b)	28,510,390	25.87	26,505,390	22.67
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	4	—
Total par value	110,190,843	100.00%	116,929,854	100.00%
Advance discounts	(1,503)		(2,083)
Hedge valuation basis adjustments	(1,616,124)		(1,634,895)
Total	$108,573,216		$115,292,876

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at June 30, 2023, with only 7.1% of advances in the remaining maturity bucket of greater than 5 years (6.5% at December 31, 2022). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	June 30, 2023		December 31, 2022		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$48,069,491	43.62%	$61,444,708	52.55%	$(13,375,217)	(21.77)%
Due after 1 year through 3 years	16,411,727	14.89	14,399,676	12.31	2,012,051	13.97
Due after 3 years through 5 years	8,805,189	7.99	6,405,303	5.48	2,399,886	37.47
Due after 5 years through 15 years	4,468,851	4.06	4,085,973	3.49	382,878	9.37
Thereafter	88	—	161	—	(73)	(45.34)
Total principal amount	77,755,346	70.56	86,335,821	73.83	(8,580,475)	(9.94)

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	45,450	0.04	—	—	45,450	NM
Due after 3 years through 5 years	1,500,000	1.36	1,505,000	1.29	(5,000)	(0.33)
Due after 5 years through 15 years	2,290,000	2.08	2,505,000	2.14	(215,000)	(8.58)
Thereafter	—	—	—	—	—	NM
Total principal amount	3,835,450	3.48	4,010,000	3.43	(174,550)	(4.35)

Variable-rate
Due in 1 year or less	23,181,390	21.03	21,493,000	18.38	1,688,390	7.86
Due after 1 year through 3 years	4,109,000	3.73	3,792,390	3.24	316,610	8.35
Due after 3 years through 5 years	220,000	0.20	220,000	0.19	—	—
Due after 5 years through 15 years	1,000,000	0.91	1,000,000	0.86	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	28,510,390	25.87	26,505,390	22.67	2,005,000	7.56

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	—	—	—	NM

Other (b)
Due in 1 year or less	29,011	0.03	33,362	0.03	(4,351)	(13.04)
Due after 1 year through 3 years	36,326	0.04	28,356	0.02	7,970	28.11
Due after 3 years through 5 years	19,612	0.02	11,459	0.01	8,153	71.15
Due after 5 years through 15 years	4,364	—	4,985	0.01	(621)	(12.46)
Thereafter	344	—	477	—	(133)	(27.88)
Total principal amount	89,657	0.09	78,639	0.07	11,018	14.01

Overdrawn and overnight deposit accounts	—	—	4	—	(4)	(100.00)
Total principal amount advances	110,190,843	100.00%	116,929,854	100.00%	(6,739,011)	(5.76)%
Other adjustments, net (c)	(1,617,627)		(1,636,978)		19,351
Total advances	$108,573,216		$115,292,876		$(6,719,660)

(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.

(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	June 30, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullets (a)	$57,118,793	$39,392,241
Fixed-rate putable (b)	3,835,450	4,010,000
Fixed-rate with embedded cap	—	350,000
Total qualifying hedges	$60,954,243	$43,752,241

Aggregate par amount of advances hedged (c)	$61,717,978	$44,070,441
Fair value basis (hedging adjustments)	$(1,616,124)	$(1,634,895)

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to one or more benchmark rates (historically LIBOR, and now Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At June 30, 2023 and December 31, 2022 there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	June 30, 2023	December 31, 2022
Putable (a)	$3,835,450	$4,010,000
No-longer putable/callable	$—	$—

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2023	2022	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,105,746	$1,109,029	$(3,283)	(0.30)%
Held-to-maturity securities, at carrying value, net	169,353	177,117	(7,764)	(4.38)
Total HFA securities	1,275,099	1,286,146	(11,047)	(0.86)

Trading securities (b)	5,285,390	7,113,419	(1,828,029)	(25.70)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	7,374,163	5,979,841	1,394,322	23.32
Held-to-maturity securities, at carrying value, net (c)	10,528,253	9,176,931	1,351,322	14.73
Total MBS securities	17,902,416	15,156,772	2,745,644	18.11

Equity investments in Grantor trust (d)	87,845	81,754	6,091	7.45
Interest-bearing deposits	2,950,000	1,750,000	1,200,000	68.57
Securities purchased under agreements to resell	16,745,000	4,245,000	12,500,000	294.46
Federal funds sold	15,560,000	9,470,000	6,090,000	64.31
Total Investments	$59,805,750	$39,103,091	$20,702,659	52.94%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions of State and local housing finance agency bonds for the six months ended June 30, 2023. Payments from HTM portfolio were $7.8 million and payments from the AFS portfolio were $3.1 million.

(b)

Trading securities comprised of U.S. Treasury securities at June 30, 2023 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $700.0 million par of U.S. Treasury notes in the first two quarters of 2023.

(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
(d)

Funds in the grantor trusts are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	June 30, 2023			December 31, 2022
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$2,149,385	$2,119,961	25.23%	$2,099,507	$2,071,390	25.15%
Freddie Mac	15,703,658	15,283,721	184.37	13,001,618	12,604,915	155.76
Ginnie Mae	7,010	7,010	0.08	7,477	7,477	0.09
All Others - PLMBS	42,363	45,241	0.50	48,170	52,016	0.58
Non-MBS, net (b)	1,275,099	1,262,465	14.97	1,286,146	1,272,277	15.41

Total Investment Debt Securities	$19,177,515	$18,718,398	225.15%	$16,442,918	$16,008,075	196.98%

Categorized as:

Available-for-Sale Securities	$8,479,909	$8,479,909		$7,088,870	$7,088,870

Held-to-Maturity Securities, net	$10,697,606	$10,238,489		$9,354,048	$8,919,205

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	June 30, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$121	$10,486,080	$31,259	$295	$10,498	$10,528,253
State and local housing finance agency obligations	—	169,353	—	—	—	169,353
Total Long-term securities	$121	$10,655,433	$31,259	$295	$10,498	$10,697,606

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$140	$9,128,951	$35,898	$382	$11,560	$9,176,931
State and local housing finance agency obligations	—	175,974	1,143	—	—	177,117
Total Long-term securities	$140	$9,304,925	$37,041	$382	$11,560	$9,354,048

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	June 30, 2023
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,374,163	$—	$—	$—	$7,374,163
State and local housing finance agency obligations	12,355	1,093,391	—	—	—	1,105,746
Total Long-term securities	$12,355	$8,467,554	$—	$—	$—	$8,479,909

	December 31, 2022
					Below
					Investment
	AAA-rated(a)	AA-rated(b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,979,841	$—	$—	$—	$5,979,841
State and local housing finance agency obligations	14,622	1,093,657	—	750	—	1,109,029
Total Long-term securities	$14,622	$7,073,498	$—	$750	$—	$7,088,870

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2023		December 31, 2022
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$142,997	3.68%	$375,711	3.04%
Due after one year through five years	6,354,507	3.60	5,610,679	3.36
Due after five years through ten years	9,568,989	3.33	7,654,366	2.83
Due after ten years	2,064,498	4.50	1,750,120	3.80
Total Mortgage-backed securities	$18,130,991	3.56%	$15,390,876	3.14%

(a)	Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in parallel with changes in the SOFR-OIS or now other benchmarked rates where applicable.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	June 30, 2023	December 31, 2022
Current face value of hedged CMBS	$6,272,604	$4,787,741
Partial-term hedge face value of hedged CMBS	$5,633,000	$4,263,000
Cumulative basis adjustment gains (losses)	$(600,419)	$(575,104)
Interest rate swap contracts (par)	$5,633,000	$4,263,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $16.7 billion at June 30, 2023 and $4.2 billion at December 31, 2022. Resale agreements averaged $9.9 billion and $225.2 million in the second quarter of 2023 and the fourth quarter of 2022, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $15.6 billion at June 30, 2023, and $9.5 billion at December 31, 2022, and averaged $21.1 billion and $11.5 billion in the second quarter of 2023 and the fourth quarter of 2022, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	June 30, 2023	December 31, 2022
Par value	$5,850,925	$7,675,925
Amortized cost	$5,644,003	$7,486,397
Carrying/Fair value	$5,285,390	$7,113,419

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	June 30, 2023	December 31, 2022
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$5,850,925	$7,675,925
Par amounts of interest rate swaps	$5,850,925	$7,775,925

(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.1 billion at June 30, 2023, an increase of $33.8 million (net of acquisitions and paydowns) from the balance at December 31, 2022. Mortgage loan balances increased due to increase in acquisitions. During 2023, the Bank purchased $117.2 million of mortgage loans from members and paydowns were $80.5 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at June 30, 2023 were lower than December 31, 2022. Allowance for credit losses was $3.5 million at June 30, 2023, and $1.9 million at December 31, 2022. This increase was primarily due to the implementation of a new vendor model as our existing vendor exiting this service.

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

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	June 30, 2023	December 31, 2022
Federal Housing Administration and Veteran Administration insured loans	$132,712	$139,015
Conventional loans	1,675,538	1,743,571
Allowance for credit losses on mortgage loans	(2,578)	(1,665)
MPF loans held-for-portfolio, net (a)	$1,805,672	$1,880,921

(a)	Balances represent MPF portfolio; MAP portfolio balance of $333.1 million as of June 30, 2023 and $226.0 million as of December 31, 2022 were not included.

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

Table 4.2    Geographic Concentration of MPF Loans

	June 30, 2023		December 31, 2022
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.6%	69.0%	73.6%	68.9%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	June 30, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$174,514	9.79%
Bethpage Federal Credit Union	142,114	7.97
Citizens Bank, N.A. (a)	126,825	7.12
Webster Bank, N.A. (b)	119,426	6.70
Manasquan Bank	98,981	5.55
All Others	1,120,484	62.87
Total (c)	$1,782,344	100.00%

	December 31, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$179,424	9.67%
Bethpage Federal Credit Union	146,068	7.87
Citizens Bank, N.A. (a)	132,105	7.12
Webster Bank, N.A. (b)	124,915	6.73
Manasquan Bank	102,641	5.54
All Others	1,169,975	63.07
Total (c)	$1,855,128	100.00%

(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	MAP unpaid principal balances of $327.7 million as of June 30, 2023 and $221.1 million as of December 31, 2022 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $159.0 billion and $147.3 billion at June 30, 2023 and December 31, 2022, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $101.0 billion (par, $102.9 billion) at June 30, 2023, compared to $85.5 billion (par, $87.5 billion) at December 31, 2022. The carrying value of Consolidated obligation discount notes outstanding was $57.9 billion at June 30, 2023 and $61.8 billion at December 31, 2022.

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

SOFR CO Bonds — The SOFR market continues to develop, and successful issuances of FHLBank System SOFR-linked floaters (Floating-rate notes or FRNs) have been an important development for the FHLBank debt and its support for SOFR.

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $38.3 billion at June 30, 2023 and $33.0 billion at December 31, 2022.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$32,704,705	31.79%	$30,482,290	34.83%
Fixed-rate, callable	27,833,640	27.05	18,676,130	21.34
Step Up, callable	4,026,000	3.91	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	—	—	250,000	0.29
Single-index floating rate	38,278,350	37.20	32,733,000	37.40
Total par value	102,894,695	100.00%	87,515,420	100.00%

Bond premiums	104,602		123,477
Bond discounts	(27,036)		(26,341)
Hedge valuation basis adjustments (a)	(1,842,731)		(2,015,128)
Hedge basis adjustments on de-designated hedges (b)	110,493		114,430
FVO (c) - valuation adjustments and accrued interest	(191,389)		(214,103)
Total Consolidated obligation-bonds	$101,048,634		$85,497,755

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $1.8 billion at June 30, 2023 and $2.0 billion at December 31, 2022. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullet bonds	$18,614,245	$16,995,505
Fixed-rate callable bonds	30,119,640	22,614,130
	$48,733,885	$39,609,635

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2023	December 31, 2022
Bonds designated under FVO	$4,373,965	$4,373,965

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

Economic hedges of CO bonds — We issue floating-rate debt indexed to a benchmark rate (Federal Funds-OIS or SOFR-OIS and LIBOR previously) and may then execute interest rate swaps that would synthetically convert the cash flows to the desired floating-rate funding indexed to another benchmark to meet our asset/liability funding strategies. The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2023	December 31, 2022
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$—
Fixed-rate bonds (b)	1,100,000	15,000
	$1,100,000	$15,000

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

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date (a)

	June 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$82,173,815	79.86%	$63,600,290	72.67%
Due or callable after one year through two years	8,043,120	7.82	11,586,805	13.24
Due or callable after two years through three years	4,901,405	4.76	3,061,985	3.50
Due or callable after three years through four years	2,489,115	2.42	3,164,905	3.62
Due or callable after four years through five years	1,771,280	1.72	1,487,435	1.70
Thereafter	3,515,960	3.42	4,614,000	5.27
Total par value	$102,894,695	100.00%	$87,515,420	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2023	December 31, 2022
Callable	$31,911,640	$24,300,130
Non-Callable	$70,983,055	$63,215,290

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	June 30, 2023	December 31, 2022
Par value	$58,569,123	$62,295,735
Amortized cost	$57,947,226	$61,832,418
Hedge value basis adjustments (a)	(35,325)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	—	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total discount notes	$57,911,901	$61,792,989
Weighted average interest rate	4.92%	3.97%

(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $46.3 billion and $34.6 billion were hedged under ASC 815 qualifying fair value hedges at June 30, 2023 and December 31, 2022, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at June 30, 2023 and December 31, 2022.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2023	December 31, 2022
Discount notes hedged under qualifying hedge	$46,292,903	$34,626,552

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2023	December 31, 2022
Discount notes designated as economic hedges (a)	$353,716	$13,940,198

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2023	December 31, 2022
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,608,000

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

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to variable-rate instruments. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at June 30, 2023 and December 31, 2022.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $619.7 million at June 30, 2023 and $370.5 million at December 31, 2022. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $122.5 million at June 30, 2023 and $131.4 million at December 31, 2022. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	June 30, 2023	December 31, 2022
Capital Stock (a)	$6,361,603	$6,387,701
Unrestricted retained earnings (b)	1,288,745	1,185,112
Restricted retained earnings (c)	993,719	910,855
Accumulated Other Comprehensive Income (Loss)	(126,450)	(136,285)
Total Capital	$8,517,617	$8,347,383

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

(c)

Restricted retained earnings — Restricted retained earnings balance at June 30, 2023 has grown to $993.7 million from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at June 30, 2023 was $1.7 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $993.7 million at June 30, 2023. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	June 30, 2023	December 31, 2022
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(866)	$(998)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(828,618)	(808,772)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	600,419	575,104
Net Cash flow hedging gains (losses) (c)	107,130	102,200
Employee supplemental retirement plans (d)	(4,515)	(3,819)
Total Accumulated other comprehensive income (loss)	$(126,450)	$(136,285)

(a)

Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net unrealized losses of $828.6 million at June 30, 2023 and net unrealized losses of $808.8 million at December 31, 2022, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $600.4 million and $575.1 million at June 30, 2023 and December 31, 2022, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.

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

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	June 30, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	5,998	844	25,315
Amount reclassified	—	598	—
Fair Value - closed contract	—	(2,510)	—
Ending balance	$109,466	$(2,336)	$600,419

Notional amount of swaps outstanding	$1,608,000	$3,000	$5,633,000

	December 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	198,069	(805)	544,437
Amount reclassified	—	1,190	—
Fair Value - closed contract	—	5,245	—
Ending balance	$103,468	$(1,268)	$575,104

Notional amount of swaps outstanding	$1,608,000	$54,005	$4,263,000

	June 30, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	134,698	(301)	355,806
Amount reclassified	—	686	—
Fair Value - closed contract	—	538	—
Ending balance	$40,097	$(5,975)	$386,473

Notional amount of swaps outstanding	$1,608,000	$115,000	$3,626,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

Dividends — By Finance Agency regulation, dividends may be paid out of current earnings or if certain conditions are met, may be paid out of previous retained earnings. We may be restricted from paying dividends if we do not comply with any of the Finance Agency’s minimum capital requirements or if payment would cause us to fail to meet any of the minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY. In addition, we may not pay dividends if any principal or interest due on any Consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations. None of these restrictions applied for any period presented.

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2023	June 30, 2022
Cash dividends paid per share	$3.80	$2.27
Dividends paid (a)(c)	$227,823	$101,512
Pay-out ratio (b)	54.99%	76.12%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	June 30, 2023

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$697,033	$10,994	$(10,920)	$74	$—	$74
Cleared derivatives assets (d)	822,476	955	—	955	21,994	22,949
	1,519,509	11,949	(10,920)	1,029	21,994	23,023
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	11,264,260	(261,775)	356,200	94,425	(84,198)	10,227
Triple B liability (c)	5,985,000	(139,092)	143,240	4,148	—	4,148
Cleared derivatives liability (d)	145,410,273	—	—	—	732,181	732,181
	162,659,533	(400,867)	499,440	98,573	647,983	746,556
Total derivative positions with non-member counterparties to which the Bank had credit exposure	164,179,042	(388,918)	488,520	99,602	669,977	769,579
Delivery commitments
Derivative position with delivery commitments	7,616	—	—	—	—	—
Total derivative position with members	7,616	—	—	—	—	—
Total	$164,186,658	$(388,918)	$488,520	$99,602	$669,977	$769,579
Derivative positions without credit exposure	35,159,330
Total notional	$199,345,988

	December 31, 2022

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$699,583	$10,718	$(10,120)	$598	$—	$598
Cleared derivatives assets (d)	129,067,443	31,373	—	31,373	549,089	580,462
	129,767,026	42,091	(10,120)	31,971	549,089	581,060
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	9,654,020	(246,420)	376,180	129,760	(108,760)	21,000
Triple B liability (c)	6,035,000	(187,781)	189,970	2,189	—	2,189
Cleared derivatives liability (d)	839,545	—	—	—	27,667	27,667
	16,528,565	(434,201)	566,150	131,949	(81,093)	50,856
Total derivative positions with non-member counterparties to which the Bank had credit exposure	146,295,591	(392,110)	556,030	163,920	467,996	631,916
Delivery commitments
Derivative position with delivery commitments	9,837	1	—	1	(1)	—
Total derivative position with members	9,837	1	—	1	(1)	—
Total	$146,305,428	$(392,109)	$556,030	$163,921	$467,995	$631,916
Derivative positions without credit exposure	27,737,130
Total notional	$174,042,558

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $754.2 million and $576.8 million in marketable securities as collateral at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022 we did not pledge cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2023	$2,821	$115,971	$113,150
March 31, 2023	2,899	109,181	106,282
December 31, 2022	887	90,794	89,907

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2023	$31,863	$53,127	$21,264
March 31, 2023	19,411	44,351	24,940
December 31, 2022	6,990	32,666	25,676

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2023	$4,127	$51,590	$47,463
March 31, 2023	3,137	42,038	38,901
December 31, 2022	2,269	29,280	27,011

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

The Finance Agency’s Liquidity Advisory Bulletin 2018-07 requires the Bank to maintain between 10 and 30 calendar days (“the Range”) of positive cash flow assuming all advances renew and to hold liquidity in a specified range of the notional of our outstanding standby financial letters of credit. The FHFA has periodically issued non-public supervisory letters that establish base case guidance within the Range. For three days during March 2023, we were in the lower part of the Range, temporarily below the FHFA’s base case guidance, in order to meet significant member demand for advances resulting from the banking crisis, as permitted by the Advisory Bulletin. The Advisory Bulletin also provides guidance on maintaining appropriate funding gaps for three-month and one-year maturity horizons. We remained in compliance with the funding gaps provision and all Liquidity regulations.

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

Cash flows

Cash and due from Banks was $45.1 million at June 30, 2023 and $163.7 million at June 30, 2022. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $467.6 million in net cash inflows in the six months ended June 30, 2023, compared to net cash inflows of $1.5 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $414.3 million in the six months ended June 30, 2023 and $133.4 million in the same period in the prior year; (b) Net cash inflows from Derivatives and hedging activities were $12.9 million in the six months ended June 30, 2023, compared to net cash inflows of $1.1 billion in the same period in the prior year; and (c) Negative adjustments to operating cash flows of $13.9 million to recognize unrealized valuation gains on U.S. Treasury securities at June 30, 2023, compared to positive adjustments of $257.0 million to recognize unrealized valuation losses on U.S. Treasury securities in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $13.5 billion in net cash outflows in the six months ended June 30, 2023 compared to $13.4 billion in net cash outflows in the same period in the prior year. In the six months ended June 30, 2023, we acquired $657.8 million of Treasury securities compared to $4.1 billion in the same period of the prior year. Repayments from Treasury securities were $2.2 billion in the six months ended June 30, 2023 compared to $1.2 billion in the same period in the prior year. Net cash outflows from Securities purchased under agreements to resell were $12.5 billion in the six months ended June 30, 2023 compared to net cash inflows of $1.2 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $13.0 billion in the six months ended June 30, 2023 compared to net cash inflows of $12.1 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2023 and June 30, 2022. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total interest income	$2,351,668	$386,265	$4,233,356	$608,675
Total interest expense	2,076,945	239,554	3,728,897	339,874
Net interest income before provision for credit losses	274,723	146,711	504,459	268,801
Provision (Reversal) for credit losses	1,783	(68)	1,876	(146)
Net interest income after provision for credit losses	272,940	146,779	502,583	268,947
Total other income (loss)	17,921	(15,328)	58,960	(28,083)
Total other expenses	51,096	46,560	101,161	92,582
Income before assessments	239,765	84,891	460,382	148,282
Affordable Housing Program Assessments	23,989	8,566	46,062	14,917
Net income	$215,776	$76,325	$414,320	$133,365

Net Income — 2023 Second Quarter Compared to 2022 Second Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2023 second quarter was $215.8 million, an increase of $139.5 million, or 182.7% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2023 second quarter Net interest income was $274.7 million, an increase of $128.0 million, or 87.3% compared to the same period in the prior year. Net interest spread was 33 basis points for the 2023 second quarter compared to 45 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for the quarter was a charge of $1.8 million compared to a recovery of $68 thousand for the same period in the prior year. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Other income (loss) — Other income (loss) reported a gain of $17.9 million in the 2023 second quarter compared to a loss of $15.3 million in the same period in the prior year.

●	Service fees and other were $5.5 million in the 2023 second quarter compared to $3.9 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.

●	Financial instruments carried at fair values reported net valuation gains of $16.7 million in the 2023 second quarter compared to net gains of $36.8 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.

●	Derivative activities reported net gains of $79.9 million in Other income in the 2023 second quarter compared to net gains of $48.2 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.

●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $88.1 million in the 2023 second quarter compared to net fair value losses of $93.7 million in the same period in the prior year.

●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $3.0 million in the 2023 second quarter compared to net losses of $10.4 million in the same period in the prior year.

●	Litigation Settlement — For net settlement related to investments in LIBOR based financial instruments, the Bank received $0.9 million in the 2023 second quarter. There were no settlement funds received in the same period in the prior year.

Other expenses were $51.1 million in the 2023 second quarter compared to $46.6 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $19.0 million in the 2023 second quarter, up from $17.5 million in the same period in the prior year.

●	Compensation and benefits expenses were $25.0 million in the 2023 second quarter compared to $21.6 million in the same period in the prior year.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.0 million in the 2023 second quarter compared to $5.1 million in the same period in the prior year.

●	Other expenses were $2.0 million in the 2023 second quarter compared to $2.4 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $24.0 million in the 2023 second quarter compared to $8.6 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income - Year-to-Date Period Ended June 30, 2023 Compared to Year-to-Date Period Ended June 30, 2022

Net income in the year-to-date period in the current year was $414.3 million, an increase of $281.0 million, or 210.7% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $504.5 million, an increase of $235.7 million, or 87.7%. Net interest spread was 34 basis points in the current year-to-date period and 44 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended June 30, the aggregate impact was a gain of $59.0 million in the 2023 period compared to a loss of $28.1 million in the same period in the prior year.

Other expenses were $101.2 million in the year-to-date period in the current year, compared to $92.6 million in the same period in the prior year. Operating expenses were $36.7 million in the year-to-date period in the current year and $32.0 million in the prior year period. Compensation and benefits were $50.8 million in the year-to-date period in the current year, up from $44.9 million in the prior year period due to an increase in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $10.1 million in the year-to-date period in the current year, compared to $10.8 million in the prior year period. Other expenses were $3.6 million in the year-to-date period in the current year and $4.9 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $46.1 million in the year-to-date period in the current year, compared to $14.9 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Total interest income (a)	$2,351,668	$386,265	508.82%	$4,233,356	$608,675	595.50%
Total interest expense (a)	2,076,945	239,554	767.00	3,728,897	339,874	997.14
Net interest income before provision for credit losses	$274,723	$146,711	87.25%	$504,459	$268,801	87.67%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the second quarter of the current year, net interest income, before loan loss provisions, was $274.7 million, an increase of $128.0 million, or 87.3% from the second quarter of 2022. Primary driver was an increase in the average balances of interest earning assets, principally advances. Additionally, $0.5 million of prepayment fees were recorded in Net interest income in the second quarter of 2023 compared to $1.7 million in the second quarter of 2022. Interest rates continued to increase during the year, impacting our interest revenues and opportunities for acquiring investments during most of the year.

In the second quarter of the current year, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than the second quarter of the prior year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 60 basis points in the second quarter of 2023, compared to 52 basis points in the prior year same period. Net interest spread in the second quarter of 2023 was 33 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 45 basis points in the prior year same period.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, increased to $9.0 billion in the second quarter of 2023, up from $6.6 billion in the same period in the prior year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in the second quarter of 2023 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

In the 2023 year-to-date period, Net interest margin was 59 basis points compared to 48 basis points from the same period in the prior year. Net interest spread in the 2023 year-to-date period was 34 basis points compared to 44 basis points in the same period in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, increased to $8.7 billion in 2023 year-to-date period from $6.5 billion in the same period in the prior year.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $25.8 million in the second quarter of 2023, compared to net expense of $23.7 million in the second quarter of 2022. In the year-to-date period ended June 30, 2023, we recorded net income of $20.6 million to interest margin, compared to net expense of $78.7 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income	$2,029,475	$420,219	$3,655,996	$737,559
Fair value hedging effects	2,927	13,641	(561)	16,809
Amortization of basis adjustment	(4)	(36)	(10)	(72)
Interest rate swap accruals	319,270	(47,559)	577,931	(145,621)
Reported interest income	2,351,668	386,265	4,233,356	608,675

Interest expense	1,787,569	269,318	3,179,604	419,159
Fair value hedging effects	(4,311)	(4,024)	(7,538)	(8,288)
Amortization of basis adjustment	168	(1,912)	(479)	(4,099)
Interest rate swap accruals	293,519	(23,828)	557,310	(66,898)
Reported interest expense	2,076,945	239,554	3,728,897	339,874
Net interest income	$274,723	$146,711	$504,459	$268,801
Net interest adjustment - interest rate swaps	$32,817	$(4,190)	$28,067	$(49,599)

Spread and Yield Analysis — 2023 Periods Compared to 2022 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$122,517,529	$1,653,311	5.41%	$74,822,736	$236,103	1.27%
Interest bearing deposits and others	4,166,879	53,275	5.13	1,987,671	3,869	0.78
Federal funds sold and other overnight funds	30,945,330	390,052	5.06	10,717,506	20,396	0.76
Investments
Trading securities	5,236,642	30,679	2.35	8,010,075	22,419	1.12
Mortgage-backed securities
Fixed	14,022,001	141,759	4.06	12,174,025	75,026	2.47
Floating	3,466,892	47,346	5.48	2,602,891	7,800	1.20
State and local housing finance agency obligations	1,281,781	18,230	5.70	1,173,665	3,914	1.34
Mortgage loans held-for-portfolio	2,121,971	16,945	3.20	2,203,678	16,667	3.03
Loans to other FHLBanks	5,495	71	5.15	27,473	71	1.05
Total interest-earning assets	$183,764,520	$2,351,668	5.13%	$113,719,720	$386,265	1.36%

Funded By:
Consolidated obligation bonds
Fixed	$59,232,933	$665,433	4.51%	$50,991,316	$144,130	1.13%
Floating	49,405,447	627,217	5.09	7,915,075	13,792	0.70
Consolidated obligation discount notes	62,000,494	751,232	4.86	45,732,947	79,097	0.69
Interest-bearing deposits and other borrowings	2,819,686	32,933	4.68	1,086,291	1,770	0.65
Mandatorily redeemable capital stock	6,596	130	7.96	63,612	765	4.82

Total interest-bearing liabilities	173,465,156	2,076,945	4.80%	105,789,241	239,554	0.91%

Other non-interest-bearing funds	1,336,882	—		1,335,121	—
Capital	8,962,482	—		6,595,358	—

Total Funding	$183,764,520	$2,076,945		$113,719,720	$239,554

Net Interest Income/Spread		$274,723	0.33%		$146,711	0.45%

Net Interest Margin
(Net interest income/Earning Assets)			0.60%			0.52%

	Six months ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$119,004,236	$3,057,864	5.18%	$73,238,033	$348,857	0.96%
Interest bearing deposits and others	4,092,875	99,310	4.89	1,800,617	4,357	0.49
Federal funds sold and other overnight funds	24,855,398	601,675	4.88	11,402,470	24,100	0.43
Investments
Trading securities	5,827,582	60,705	2.10	7,354,722	37,753	1.04
Mortgage-backed securities
Fixed	13,639,848	266,577	3.94	12,040,817	142,152	2.38
Floating	2,995,116	78,688	5.30	2,686,242	12,110	0.91
State and local housing finance agency obligations	1,284,186	34,782	5.46	1,178,375	6,236	1.07
Mortgage loans held-for-portfolio	2,110,735	33,684	3.22	2,238,980	33,038	2.98
Loans to other FHLBanks	2,762	71	5.15	15,193	72	0.96
Total interest-earning assets	$173,812,738	$4,233,356	4.91%	$111,955,449	$608,675	1.10%

Funded By:
Consolidated obligation bonds
Fixed	$56,726,142	$1,216,516	4.32%	$50,475,624	$223,687	0.89%
Floating	46,937,821	1,133,395	4.87	7,208,994	16,328	0.46
Consolidated obligation discount notes	57,977,376	1,331,838	4.63	45,529,253	97,024	0.43
Interest-bearing deposits and other borrowings	2,938,640	46,905	3.22	1,125,033	1,944	0.35
Mandatorily redeemable capital stock	6,100	243	8.05	37,843	891	4.75

Total interest-bearing liabilities	164,586,079	3,728,897	4.57%	104,376,747	339,874	0.66%

Other non-interest-bearing funds	494,398	—		1,067,937	—
Capital	8,732,261	—		6,510,765	—

Total Funding	$173,812,738	$3,728,897		$111,955,449	$339,874

Net Interest Income/Spread		$504,459	0.34%		$268,801	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.59%			0.48%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2023 Periods Compared to 2022 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	June 30, 2023 vs. June 30, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$230,812	$1,186,396	$1,417,208
Interest bearing deposits and others	8,128	41,278	49,406
Federal funds sold and other overnight funds	92,889	276,767	369,656
Investments
Trading securities	(9,803)	18,063	8,260
Mortgage-backed securities
Fixed	12,786	53,947	66,733
Floating	3,376	36,170	39,546
State and local housing finance agency obligations	393	13,923	14,316
Mortgage loans held-for-portfolio	(632)	910	278
Loans to other FHLBanks	(95)	95	—

Total interest income	337,854	1,627,549	1,965,403

Interest Expense
Consolidated obligation bonds
Fixed	26,867	494,436	521,303
Floating	278,940	334,485	613,425
Consolidated obligation discount notes	37,584	634,551	672,135
Deposits and borrowings	6,407	24,756	31,163
Mandatorily redeemable capital stock	(944)	309	(635)

Total interest expense	348,854	1,488,537	1,837,391
Changes in Net Interest Income	$(11,000)	$139,012	$128,012

	For the six months ended
	June 30, 2023 vs. June 30, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$337,267	$2,371,740	$2,709,007
Interest bearing deposits and others	11,738	83,215	94,953
Federal funds sold and other overnight funds	58,578	518,997	577,575
Investments
Trading securities	(9,193)	32,145	22,952
Mortgage-backed securities
Fixed	20,963	103,462	124,425
Floating	1,549	65,029	66,578
State and local housing finance agency obligations	609	27,937	28,546
Mortgage loans held-for-portfolio	(1,956)	2,602	646
Loans to other FHLBanks	(100)	99	(1)

Total interest income	419,455	3,205,226	3,624,681

Interest Expense
Consolidated obligation bonds
Fixed	31,023	961,806	992,829
Floating	405,749	711,318	1,117,067
Consolidated obligation discount notes	33,583	1,201,231	1,234,814
Deposits and borrowings	7,359	37,602	44,961
Mandatorily redeemable capital stock	(1,032)	384	(648)

Total interest expense	476,682	2,912,341	3,389,023
Changes in Net Interest Income	$(57,227)	$292,885	$235,658

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Interest Income
Advances	$1,653,311	$236,103	600.25%	$3,057,864	$348,857	776.54%
Interest-bearing deposits	53,275	3,869	NM	99,310	4,357	NM
Securities purchased under agreements to resell	123,728	11	NM	170,917	21	NM
Federal funds sold	266,324	20,385	NM	430,758	24,079	NM
Trading securities	30,679	22,419	36.84	60,705	37,753	60.80
Mortgage-backed securities
Fixed	141,759	75,026	88.95	266,577	142,152	87.53
Floating	47,346	7,800	507.00	78,688	12,110	549.78
State and local housing finance agency obligations	18,230	3,914	365.76	34,782	6,236	457.76
Mortgage loans held-for-portfolio	16,945	16,667	1.67	33,684	33,038	1.96
Loans to other FHLBanks	71	71	—	71	72	(1.39)
Total interest income	$2,351,668	$386,265	508.82%	$4,233,356	$608,675	595.50%

NM — Not meaningful.

Interest Income

Interest income for the 2023 second quarter was $2.4 billion, an increase of $2.0 billion, or 508.8% compared to the same period in 2022. To provide context, interest expense for the 2023 second quarter increased by 767.0% compared to the same period in the prior year.

For the 2023 second quarter compared to the 2022 second quarter, increase in interest revenue was contributed by rate-related increase of $1.6 billion and volume-related increase of $337.9 million.

Aggregate yield earned on earning assets in 2023 second quarter was 513 basis points, compared to 136 basis points in 2022 second quarter.

Interest income in the 2023 year-to-date period was $4.2 billion, an increase of $3.6 billion, or 595.5% compared to the same period in the prior year. To provide context, interest expense increased by 997.1% compared to the year-to-date period in the prior year.

Aggregate yield earned on earning assets in 2023 year-to-date period was 491 basis points, compared to 110 basis points in the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $1.4 billion in the 2023 second quarter, compared to the same period in the prior year. Average advances balances were $122.5 billion in the 2023 second quarter, compared to $74.8 billion in the 2022 second quarter.

Compared to the same period in prior year, higher market rates resulted in a favorable impact of $1.2 billion and higher advances balances in the 2023 second quarter resulted in a favorable impact of $230.8 million in interest income from advances, for a net increase of $1.4 billion in advances interest income. In summary, higher market interest rates positively impacted yields earned from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 541 basis points in the 2023 second quarter, up from 127 basis points in the 2022 second quarter. Prepayment fee recorded in Interest income from advances was $0.5 million in the 2023 second quarter and $1.2 million in the same period in the prior year.

On a year-to-date basis, interest income from advances increased by $2.7 billion or 776.5%. Volume, as measured by average balances, and interest rates both increased in the current year period. Average transaction volume of advance business was $119.0 billion at an aggregate yield of 518 basis points in the 2023 period, compared to an average transaction volume of $73.2 billion at an aggregate yield of 96 basis points in the 2022 period.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from inventorying highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in the second quarter of 2023 compared to the same period in 2022. Investments in federal funds and repurchase agreements yielded 506 basis points in aggregate in the second quarter of 2023, compared to 76 basis points in the same period in 2022. Interest income from fixed-rate U.S. Treasury securities was $30.7 million in the second quarter of 2023, up from $22.4 million in the same period in 2022 stemming from higher interest rates; yields increased to 235 basis points, compared to 112 basis points in the second quarter of 2022. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purpose.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher interest rates. Investments in federal funds and repurchase agreements yielded 488 basis points in aggregate in the year-to-date period of 2023, compared to 43 basis points in the same period in 2022. Interest income from fixed-rate U.S. Treasury securities was $60.7 million in the year-to-date period of 2023, up from $37.8 million in the same period in 2022 due to higher average invested balances; yields increased to 210 basis points, compared to 104 basis points in the year-to-date period of 2022.

The earnings impact due to changes in market values of the securities outstanding (unrealized gains and losses) and gains and losses on securities sold are recorded in Other income (below the margin) and are noted in Table 9.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income, and discussions thereto. Fixed-rate treasury securities are hedged under economic hedges utilizing swap contracts to synthetically convert fixed cash flows to variable cash flows. The interest settlements on the swaps and changes in the fair values of the swap contracts are recorded in Other income (below the margin); our accounting policies require us to record in Other income the cash flows and fair values on hedging that do not qualify under ASC 815 hedging (economic hedges).

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $39.5 million or 507.0% in the second quarter of 2023 compared to same period in the prior year. On a year-to-date basis, interest income from floating-rate MBS increased by $66.6 million or 549.8% in the current year compared to same period in the prior year.

Interest income from fixed-rate MBS increased by $66.7 million or 88.9% in the second quarter of 2023 compared to the same period in the prior year due to an increase of average outstanding balance to $14.0 billion in the second quarter of 2023, compared to $12.2 billion in the same period in the prior year and higher aggregate yield, which was 406 basis points in the second quarter of 2023, up from 247 basis points in the same period in the prior year. On a year-to-date basis, interest income from fixed-rate MBS increased by $124.4 million or 87.5% in the current year compared to the same period in the prior year.

In the second quarter of 2023, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $34.8 million in the second quarter of 2023, compared to a net loss of $5.6 million in the second quarter of 2022. On a year-to-date basis, interest income from changes in the ASC 815 hedging recorded a net gain of $60.9 million in the current year, compared to a net loss of $14.6 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $16.9 million and $33.7 million for the three and six months ended June 30, 2023, compared to $16.7 million and $33.0 million in the same periods in the prior year. MPF loans are primarily 15-year and 30-year conventional loans. The portfolio averaged $2.1 billion, yielding 320 basis points in the three months ended June 30, 2023, compared to 303 basis points in the same period last year. On a year-to-date basis, the portfolio averaged $2.1 billion, yielding 322 basis points in the current year, compared to 298 basis points in the same period last year. In the rising interest rate environment, we are observing lower levels of prepayments, causing slower amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.0 million and $1.8 million in the three and six months ended June 30, 2023, compared to net amortization of $1.3 million and $3.1 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies in the most recent Form 10-K for the year ended December 31, 2022, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At June 30, 2023, mortgage loans under MAP were $327.7 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt. We execute our strategies by converting the fixed-rate funding to floating-rate debt using swap contracts indexed to a risk-free benchmark interest rate. Our adopted hedging benchmarks are SOFR-OIS and Federal Funds-OIS. For ASC 815 qualifying hedges of debt, swap interest settlements and fair value gains and losses are recorded in interest expense together with the interest expense accrued on the hedged CO debt.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Interest Expense
Consolidated obligations bonds
Fixed	$665,433	$144,130	361.69%	$1,216,516	$223,687	443.85%
Floating	627,217	13,792	NM	1,133,395	16,328	NM
Consolidated obligations discount notes	751,232	79,097	849.76	1,331,838	97,024	NM
Deposits	32,380	1,654	NM	44,918	1,826	NM
Mandatorily redeemable capital stock	130	765	(83.01)	243	891	(72.73)
Cash collateral held and other borrowings	553	116	376.72	1,987	118	NM
Total interest expense	$2,076,945	$239,554	767.00%	$3,728,897	$339,874	997.14%

NM - Not meaningful.

Interest expense for the 2023 second quarter was $2.1 billion, an increase of $1.8 billion or 767.0% compared to the 2022 second quarter. To provide context, interest income in the 2023 second quarter increased by $2.0 billion or 508.8% compared to the 2022 second quarter.

The increase in interest expense was primarily driven by higher yields. Rate-related increase in funding expense was $1.5 billion in line with the increase in interest rates in the bond markets; volume-related increase in funding expense was $348.9 million in the 2023 second quarter compared to the 2022 second quarter. Aggregate yield paid on total funding in the 2023 second quarter was 480 basis points, compared to 91 basis points in the same period of the prior year.

Interest expense in the 2023 year-to-date period was $3.7 billion, an increase of $3.4 billion or 997.1% compared to the same period in the prior year. To provide context, interest income increased by $3.6 billion or 595.5% compared to the year-to-date period in the prior year.

We continue to make changes to our liability composition as compared to 2022. In the second quarter of 2023, 32.2% of average earning assets were funded by fixed-rate CO bonds and 26.9% were funded by floating-rate CO bonds. In the second quarter of 2022, fixed-rate CO bonds funded 44.8% of earning assets and floating-rate CO bonds funded 7.0% of earning assets. The usage of CO discount notes has decreased significantly to 33.7% in the 2023 second quarter from 40.2% in the 2022 second quarter. In the 2023 year-to-date period, 32.6% of average earning assets were funded by fixed-rate CO bonds and 27.0% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 45.1% of earning assets and floating-rate CO bonds funded 6.4% of earning assets.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 9.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2023 Periods Compared to 2022 Periods

We recorded net provisions of $1.7 million and $1.6 million in the three and six months ended June 30, 2023 compared to net reversals of $58.8 thousand and $129.1 thousand in the same periods in the prior year against our mortgage loan portfolio. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model. We also recorded net provisions of $70.2 thousand and $298.3 thousand in the three and six months ended June 30, 2023 compared to net reversals of $8.8 thousand and $16.8 thousand in the same periods in the prior year against our investment portfolio. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2023 Periods Compared to 2022 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Other income (loss):
Service fees and other (a)	$5,502	$3,864	$10,836	$8,359
Instruments held under the fair value option gains (losses) (b)	16,676	36,783	(22,702)	117,429
Derivative gains (losses) (c)	79,897	48,229	48,091	117,245
Trading securities gains (losses) (d)	(88,056)	(93,717)	13,892	(257,030)
Equity investments gains (losses) (e)	2,972	(10,388)	7,223	(16,189)
Litigation settlement	930	—	1,620	2,202
Losses from extinguishment of debt	—	(99)	—	(99)
Total other income (loss)	$17,921	$(15,328)	$58,960	$(28,083)

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.6 million in the second quarter of current year compared to $3.4 million in the same period in the prior year. On a year-to-date basis through June 30, Service fees earned on financial letters of credit were $8.7 million in the current year, compared to $7.7 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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
(e)

Fair value gains (losses) on Equity investments — The grantor trusts invest in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trusts are owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$(88,056)	$(88,890)	$14,365	$(252,203)
Net gains (losses) on trading securities sold/matured during the period	—	(4,827)	(473)	(4,827)
Net gains (losses) on trading securities	$(88,056)	$(93,717)	$13,892	$(257,030)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding were $5.9 billion at June 30, 2023 and $7.7 billion at December 31, 2022.

Other income (loss) — Derivatives and Hedging Activities — 2023 Periods Compared to 2022 Periods

For derivatives that are not designated in qualifying hedge relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$93,442	$84,471	$1,538	$235,230
Caps or floors	(191)	53	(430)	448
Mortgage delivery commitments	(2,914)	(217)	(2,887)	(669)
Swaps economically hedging instruments designated under FVO (b)	(21,791)	(37,685)	18,292	(112,786)
Accrued interest on derivatives in economic hedging relationships (c)	10,057	1,830	29,360	(4,748)
Net gains (losses) related to derivatives not designated as hedging instruments	$78,603	$48,452	$45,873	$117,475
Price alignment interest paid on variation margin	1,294	(223)	2,218	(230)
Net gains (losses) on derivatives and hedging activities	$79,897	$48,229	$48,091	$117,245

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities, recorded fair value gains of $93.1 million in the second quarter of 2023, compared to fair value gains of $92.9 million in the second quarter of 2022. In the year-to-date period ended June 30, 2023, fair value losses of $3.1 million were recorded compared to fair value gains of $247.9 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2023 Periods Compared to 2022 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
		Percentage of		Percentage
	2023	Total	2022	of Total
Operating Expenses (a)
Occupancy	$2,295	12.07%	$2,017	11.55%
Depreciation and leasehold amortization	4,657	24.48	4,304	24.65
All others (b)	12,068	63.45	11,139	63.80
Total Operating Expenses	$19,020	100.00%	$17,460	100.00%
Total Compensation and Benefits	$25,000		$21,573
Finance Agency and Office of Finance (c)	$5,027		$5,110
Other expenses (d)	$2,049		$2,417

	Six months ended June 30,
		Percentage of		Percentage of
	2023	Total	2022	Total
Operating Expenses (a)
Occupancy	$4,637	12.63%	$4,165	13.02%
Depreciation and leasehold amortization	9,283	25.28	8,476	26.49
All others (b)	22,805	62.09	19,350	60.49
Total Operating Expenses	$36,725	100.00%	$31,991	100.00%

Total Compensation and Benefits	$50,763		$44,905
Finance Agency and Office of Finance (c)	$10,079		$10,822
Other expenses (d)	$3,594		$4,864

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2023 Periods Compared to 2022 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2022 filed on March 17, 2023.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$143,797	$137,261	$131,394	$137,638
Additions from current period’s assessments	23,989	8,566	46,062	14,917
Net disbursements for grants and programs	(9,037)	(14,044)	(18,707)	(20,772)
Ending balance	$158,749	$131,783	$158,749	$131,783

AHP assessments allocated from net income totaled $24.0 million in the second quarter of the current year, compared to $8.6 million for same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $46.1 million for the current period and $14.9 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

FHFA’s Review and Analysis of the FHLBank System.

In the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The FHFA has stated that its review and analysis will culminate in a written report issued no later than September 30, 2023. The report is expected to (i) summarize the feedback received; (ii) identify actions the Finance Agency plans to take; and (iii) outline any recommendations for consideration by Congress.

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

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure. Historically the index concentration was 1- or 3-month LIBOR driven; however, with LIBOR cessation, SOFR has become the dominant index utilized by the Bank. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2023	0.08	(0.27)	(0.15)	0.57
March 31, 2023	(0.47)	(0.89)	(0.73)	0.20
December 31, 2022	(0.20)	(0.77)	(0.49)	0.35
September 30, 2022	(0.04)	(0.78)	(0.45)	0.56
June 30, 2022	(0.43)	(1.18)	(1.02)	0.41

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

One Year Re-pricing Gap
June 30, 2023	$7.280 Billion
March 31, 2023	$7.597 Billion
December 31, 2022	$7.026 Billion
September 30, 2022	$5.987 Billion
June 30, 2022	$5.435 Billion

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

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps Shock	the -100bps Shock	the +200bps Shock
June 30, 2023	(0.88)%	(1.10)%	(2.63)%
March 31, 2023	(1.22)%	(0.37)%	(0.82)%
December 31, 2022	0.25%	0.36%	(1.81)%
September 30, 2022	(0.52)%	0.17%	0.59%
June 30, 2022	N/A	N/A	(3.96)%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
June 30, 2023	(0.30)%	(0.07)%	(0.63)%
March 31, 2023	(1.54)%	(0.67)%	0.39%
December 31, 2022	(1.18)%	(0.45)%	0.01%
September 30, 2022	(0.93)%	(0.26)%	(0.54)%
June 30, 2022	(1.85)%	(0.74)%	(0.12)%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps (in millions):

	Interest Rate Sensitivity
	June 30, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$36,669	$102	$401	$318	$1,214
MBS investments	4,102	254	2,007	3,274	9,101
Swaps hedging MBS	5,633	—	(50)	(136)	(5,447)
Adjustable-rate loans and advances	28,510	—	—	—	—
Net investments, adjustable rate loans and advances	74,914	356	2,358	3,456	4,868

Liquidity trading portfolio	400	—	1,755	1,466	2,023
Swaps hedging investments	5,451	—	(1,825)	(1,551)	(2,075)
Net liquidity trading portfolio	5,851	—	(70)	(85)	(52)

Fixed-rate loans and advances	40,455	7,628	16,477	10,356	6,764
Swaps hedging fixed-rate advances	40,169	(7,665)	(15,543)	(10,216)	(6,745)
Net fixed-rate loans and advances	80,624	(37)	934	140	19
Total interest-earning assets	$161,389	$319	$3,222	$3,511	$4,835

Interest-bearing liabilities:
Deposits	$2,920	$—	$—	$—	$—
Discount notes	50,292	7,655	—	—	—
Swaps hedging discount notes	5,277	(6,885)	241	945	422
Net discount notes	55,569	770	241	945	422

Consolidated Obligation Bonds
FHLBank bonds	46,016	17,284	24,508	10,458	4,824
Swaps hedging bonds	48,612	(16,743)	(22,413)	(7,489)	(1,967)
Net FHLBank bonds	94,628	541	2,095	2,969	2,857
Total interest-bearing liabilities	$153,117	$1,311	$2,336	$3,914	$3,279
Post hedge gaps (a):
Periodic gap	$8,272	$(992)	$886	$(403)	$1,556
Cumulative gaps	$8,272	$7,280	$8,166	$7,763	$9,319

	Interest Rate Sensitivity
	December 31, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$16,871	$104	$377	$305	$1,227
MBS investments	2,697	261	1,867	2,775	8,374
Swaps hedging MBS	4,263	—	—	(50)	(4,213)
Adjustable-rate loans and advances	26,505	—	—	—	—
Net investments, adjustable rate loans and advances	50,336	365	2,244	3,030	5,388

Liquidity trading portfolio	2,526	400	495	2,189	1,877
Swaps hedging investments	5,151	(400)	(500)	(2,351)	(1,900)
Net liquidity trading portfolio	7,677	—	(5)	(162)	(23)

Fixed-rate loans and advances	56,062	5,400	14,411	7,954	6,597
Swaps hedging fixed-rate advances	32,878	(4,662)	(13,797)	(7,842)	(6,577)
Net fixed-rate loans and advances	88,940	738	614	112	20
Total interest-earning assets	$146,953	$1,103	$2,853	$2,980	$5,385

Interest-bearing liabilities:
Deposits	$1,016	$—	$—	$—	$—

Discount notes	58,832	3,000	—	—	—
Swaps hedging discount notes	785	(2,393)	241	782	585
Net discount notes	59,617	607	241	782	585

Consolidated Obligation Bonds
FHLBank bonds	38,992	5,987	21,578	14,896	6,282
Swaps hedging bonds	39,779	(4,968)	(19,426)	(13,000)	(2,385)
Net FHLBank bonds	78,771	1,019	2,152	1,896	3,897
Total interest-bearing liabilities	$139,404	$1,626	$2,393	$2,678	$4,482
Post hedge gaps (a):
Periodic gap	$7,549	$(523)	$460	$302	$903
Cumulative gaps	$7,549	$7,026	$7,486	$7,788	$8,691

(a)

Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2023. Based on this evaluation, they concluded that as of June 30, 2023, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: August 10, 2023