Form 10-Q
period 2023-09-30
Federal Home Loan Bank of New York
filed 2023-11-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2023 was 59,164,799.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks (Note 3)	$46,642	$27,420
Interest-bearing deposits (Note 4)	2,545,000	1,750,000
Securities purchased under agreements to resell (Note 4)	995,000	4,245,000
Federal funds sold (Note 4)	11,020,000	9,470,000
Trading securities (Note 5) (Includes $741,084 pledged as collateral at September 30, 2023 and $576,756 at December 31, 2022)	4,848,969	7,113,419
Equity Investments (Note 6)	84,670	81,754
Available-for-sale securities, amortized cost of $8,801,573 at September 30, 2023 and $7,322,538 at December 31, 2022 (Note 7)	8,495,170	7,088,870
Held-to-maturity securities, net of allowance for credit losses of $604 at September 30, 2023 and $307 at December 31, 2022 (Note 8) (Includes $5,434 pledged as collateral at September 30, 2023 and $3,008 at December 31, 2022)	11,966,402	9,354,048
Advances (Note 9) (Includes $0 at September 30, 2023 and December 31, 2022 at fair value under the fair value option)	101,488,375	115,292,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,427 at September 30, 2023 and $1,911 at December 31, 2022 (Note 10)	2,164,526	2,106,969
Accrued interest receivable	514,567	437,823
Premises, software, and equipment	71,403	77,710
Operating lease right-of-use assets (Note 19)	56,250	60,338
Derivative assets (Note 17)	110,399	163,921
Other assets	13,757	121,341
Total assets	$144,421,130	$157,391,489

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,713,465	$1,015,991
Non-interest-bearing demand	7,802	10,946
Total deposits	2,721,267	1,026,937

Consolidated obligations, net (Note 12)
Bonds (Includes $4,207,786 at September 30, 2023 and $4,159,862 at December 31, 2022 at fair value under the fair value option)	96,374,534	85,497,755
Discount notes (Includes $0 at September 30, 2023 and December 31, 2022 at fair value under the fair value option)	36,396,962	61,792,989
Total consolidated obligations	132,771,496	147,290,744

Mandatorily redeemable capital stock (Note 14)	7,273	4,578

Accrued interest payable	633,954	370,456
Affordable Housing Program (Note 13)	170,861	131,394
Derivative liabilities (Note 17)	33,811	15,333
Other liabilities	131,791	131,360
Operating lease liabilities (Note 19)	68,611	73,304

Total liabilities	136,539,064	149,044,106

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 57,503 at September 30, 2023 and 63,877 at December 31, 2022	5,750,333	6,387,701
Retained earnings
Unrestricted	1,290,967	1,185,112
Restricted (Note 14)	1,030,098	910,855
Total retained earnings	2,321,065	2,095,967
Total accumulated other comprehensive income (loss)	(189,332)	(136,285)
Total capital	7,882,066	8,347,383
Total liabilities and capital	$144,421,130	$157,391,489

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Advances, net (Note 9)	$1,435,895	$565,508	$4,493,759	$914,365
Interest-bearing deposits (Note 4)	52,599	12,348	151,909	16,705
Securities purchased under agreements to resell (Note 4)	32,518	135	203,435	156
Federal funds sold (Note 4)	220,781	69,375	651,539	93,454
Trading securities (Note 5)	34,529	25,581	95,234	63,334
Available-for-sale securities (Note 7)	118,285	49,631	313,669	100,821
Held-to-maturity securities (Note 8)	118,409	67,167	303,072	176,475
Mortgage loans held-for-portfolio (Note 10)	17,711	16,461	51,395	49,499
Loans to other FHLBanks (Note 20)	—	156	71	228

Total interest income	2,030,727	806,362	6,264,083	1,415,037

Interest expense
Consolidated obligation bonds (Note 12)	1,209,391	379,553	3,559,302	619,568
Consolidated obligation discount notes (Note 12)	538,808	253,400	1,870,646	350,424
Deposits (Note 11)	39,638	4,538	84,556	6,364
Mandatorily redeemable capital stock (Note 14)	216	271	459	1,162
Cash collateral held and other borrowings	213	47	2,200	165

Total interest expense	1,788,266	637,809	5,517,163	977,683

Net interest income before provision for credit losses	242,461	168,553	746,920	437,354

Provision (Reversal) for credit losses	(63)	(271)	1,813	(417)

Net interest income after provision for credit losses	242,524	168,824	745,107	437,771

Other income (loss)
Service fees and other	5,028	4,271	15,864	12,630
Instruments held under the fair value option gains (losses) (Note 18)	(18,107)	96,734	(40,809)	214,163
Derivative gains (losses) (Note 17)	79,318	78,161	127,409	195,406
Trading securities gains (losses) (Note 5)	(51,695)	(151,188)	(37,803)	(408,218)
Equity investments gains (losses) (Note 6)	(2,824)	(4,015)	4,399	(20,204)
Litigation settlement	—	—	1,620	2,202
Losses from extinguishment of debt	—	—	—	(99)

Total other income (loss)	11,720	23,963	70,680	(4,120)

Other expenses
Operating	20,688	19,185	57,413	51,176
Compensation and benefits	24,061	21,963	74,824	66,868
Finance Agency and Office of Finance	5,116	5,259	15,195	16,081
Other expenses	2,250	2,406	5,844	7,270

Total other expenses	52,115	48,813	153,276	141,395

Income before assessments	202,129	143,974	662,511	292,256

Affordable Housing Program Assessments (Note 13)	20,235	14,425	66,297	29,342

Net income	$181,894	$129,549	$596,214	$262,914

Basic earnings per share (Note 15)	$3.15	$2.61	$9.45	$5.52

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net Income	$181,894	$129,549	$596,214	$262,914
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(288,515)	(322,694)	(308,361)	(968,702)
Net change in non-credit accretion portion of held-to-maturity securities
Non-credit portion of other-than-temporary impairment gains (losses)	—	—	—	—
Reclassification of non-credit portion included in net income	—	—	—	—
Accretion of non-credit portion	52	115	184	506
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	52	115	184	506
Net change due to hedging activities
Cash flow hedges (a)	15,617	74,571	20,547	210,192
Fair value hedges (b)	210,311	210,016	235,626	565,822
Total net change due to hedging activities	225,928	284,587	256,173	776,014
Net change in pension and postretirement benefits	(347)	446	(1,043)	1,338
Total other comprehensive income (loss)	(62,882)	(37,546)	(53,047)	(190,844)
Total comprehensive income (loss)	$119,012	$92,003	$543,167	$72,070

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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2023 and 2022

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2022	49,392	$4,939,244	$1,108,765	$854,053	$1,962,818	$(139,195)	$6,762,867

Proceeds from issuance of capital stock	20,379	2,037,959	—	—	—	—	2,037,959
Repurchase/redemption of capital stock	(16,434)	(1,643,430)	—	—	—	—	(1,643,430)
Shares reclassified to mandatorily redeemable capital stock	(31)	(3,162)	—	—	—	—	(3,162)
Cash dividends ($1.37 per share) on capital stock	—	—	(63,776)	—	(63,776)	—	(63,776)
Comprehensive income (loss)	—	—	103,639	25,910	129,549	(37,546)	92,003
Balance, September 30, 2022	53,306	$5,330,611	$1,148,628	$879,963	$2,028,591	$(176,741)	$7,182,461

Balance, June 30, 2023	63,616	$6,361,603	$1,288,745	$993,719	$2,282,464	$(126,450)	$8,517,617

Proceeds from issuance of capital stock	11,736	1,173,665	—	—	—	—	1,173,665
Repurchase/redemption of capital stock	(17,349)	(1,734,935)	—	—	—	—	(1,734,935)
Shares reclassified to mandatorily redeemable capital stock	(500)	(50,000)	—	—	—	—	(50,000)
Cash dividends ($2.12 per share) on capital stock	—	—	(143,293)	—	(143,293)	—	(143,293)
Comprehensive income (loss)	—	—	145,515	36,379	181,894	(62,882)	119,012
Balance, September 30, 2023	57,503	$5,750,333	$1,290,967	$1,030,098	$2,321,065	$(189,332)	$7,882,066

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853
Proceeds from issuance of capital stock	50,507	5,050,740	—	—	—	—	5,050,740
Repurchase/redemption of capital stock	(39,593)	(3,959,285)	—	—	—	—	(3,959,285)
Shares reclassified to mandatorily redeemable capital stock	(2,616)	(261,629)	—	—	—	—	(261,629)
Cash dividends ($3.64 per share) on capital stock	—	—	(165,288)	—	(165,288)	—	(165,288)
Comprehensive income (loss)	—	—	210,331	52,583	262,914	(190,844)	72,070
Balance, September 30, 2022	53,306	$5,330,611	$1,148,628	$879,963	$2,028,591	$(176,741)	$7,182,461

Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383
Proceeds from issuance of capital stock	78,045	7,804,538	—	—	—	—	7,804,538
Repurchase/redemption of capital stock	(83,872)	(8,387,247)	—	—	—	—	(8,387,247)
Shares reclassified to mandatorily redeemable capital stock	(547)	(54,659)	—	—	—	—	(54,659)
Cash dividends ($5.92 per share) on capital stock	—	—	(371,116)	—	(371,116)	—	(371,116)
Comprehensive income (loss)	—	—	476,971	119,243	596,214	(53,047)	543,167
Balance, September 30, 2023	57,503	$5,750,333	$1,290,967	$1,030,098	$2,321,065	$(189,332)	$7,882,066

(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
Operating activities
Net Income	$596,214	$262,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments (a)	12,791	352,456
Concessions on consolidated obligations	2,365	1,851
Premises, software, and equipment	13,908	12,987
Provision (Reversal) for credit losses	1,813	(417)
Change in net fair value adjustments on derivatives and hedging activities (b)	377,410	1,345,213
Net realized and unrealized (gains) losses on trading securities	37,803	408,218
Change in fair value on Equity Investments	(3,807)	20,904
Change in fair value adjustments on financial instruments held at fair value	40,809	(214,163)
Losses from extinguishment of debt	—	99
Net change in:
Accrued interest receivable	(73,696)	(147,161)
Derivative assets due to accrued interest	(251,674)	(413,161)
Derivative liabilities due to accrued interest	114,634	393,114
Other assets	4,492	5,067
Affordable Housing Program liability	39,467	(13,029)
Accrued interest payable	263,498	124,112
Other liabilities	(3,306)	(13,403)
Total adjustments	576,507	1,862,687
Net cash provided by (used in) operating activities	$1,172,721	$2,125,601

Investing activities
Net change in:
Interest-bearing deposits	$(423,960)	$(1,016,074)
Securities purchased under agreements to resell	3,250,000	1,200,000
Federal funds sold	(1,550,000)	(3,170,000)
Deposits with other FHLBanks	(12)	(80)
Premises, software, and equipment	(7,600)	(6,605)
Trading securities:
Purchased	(657,793)	(4,617,549)
Repayments	2,625,000	1,405,000
Proceeds from sales	399,516	794,624
Equity Investments:
Purchased	(1,910)	(5,094)
Proceeds from sales	2,801	4,546
Available-for-sale securities:
Purchased	(1,793,154)	(1,574,267)
Repayments	76,509	319,270
Held-to-maturity securities:
Purchased	(3,219,430)	(1,366,544)
Repayments	611,209	1,131,732
Advances:
Principal collected	1,277,295,031	624,025,008
Made	(1,263,587,660)	(646,401,490)
Mortgage loans held-for-portfolio:
Principal collected	125,024	235,420
Purchased	(188,861)	(57,198)
Proceeds from sales of REO	226	668
Net cash provided by (used in) investing activities	$12,954,936	$(29,098,633)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022
Financing activities
Net change in:
Deposits and other borrowings	$1,694,230	$(230,697)
Derivative contracts with financing element	(2,074)	(496)
Consolidated obligation bonds:
Proceeds from issuance	89,930,630	42,859,039
Payments for maturing and early retirement	(79,250,326)	(23,043,771)
Consolidated obligation discount notes:
Proceeds from issuance	206,273,571	583,949,985
Payments for maturing	(237,691,627)	(577,234,682)
Proceeds on Discount Notes assumed from other FHLBanks (c)	5,942,950	—
Capital stock:
Proceeds from issuance of capital stock	7,804,538	5,050,740
Payments for repurchase/redemption of capital stock	(8,387,247)	(3,959,285)
Redemption of mandatorily redeemable capital stock	(51,964)	(252,835)
Cash dividends paid (d)	(371,116)	(165,288)
Net cash provided by (used in) financing activities	$(14,108,435)	$26,972,710
Net increase (decrease) in cash and due from banks	19,222	(322)
Cash and due from banks at beginning of the period (e)	27,420	21,653
Cash and due from banks at end of the period (e)	$46,642	$21,331

Supplemental disclosures:
Interest paid	$3,304,928	$208,628
Interest paid for Discount Notes (f)	$1,809,063	$151,259
Affordable Housing Program payments (g)	$26,830	$42,371
Transfers of mortgage loans to real estate owned	$268	$232
Capital stock subject to mandatory redemption reclassified from equity	$54,659	$261,629

Notes to Supplemental Disclosure.

(a)	In the Statements of Cash Flows, we adjust discount note accretion expense within operating cash flows and an offset to financing activities in the period discount notes mature. The net adjustment to accretion expense was lower in the nine months ended September 30, 2023, compared to the same period of 2022 in conjunction with lower usage of discount notes in the nine months ended September 30, 2023. As a result, the impact on operating cash flows was also lower in the nine months ended September 30, 2023.
(b)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the nine months ended September 30, 2023, derivatives and hedging activities provided $377.4 million in cash flows; in the nine months ended September 30, 2022, derivatives and hedging activities provided $1.3 billion in cash flows.
(c)	For information about discount notes assumed from other FHLBanks and related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Note 2.           Financial Accounting Standards Board (FASB) Standards Issued.

There were no recently adopted accounting standards which may have an impact on the Bank’s financial statements.

Note 3.          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $15.0 million at September 30, 2023. There were no compensating balances at December 31, 2022. There were no restricted cash balances at September 30, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at September 30, 2023 and December 31, 2022. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $2.5 billion at September 30, 2023 and $1.8 billion at December 31, 2022 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at September 30, 2023 and December 31, 2022. Accrued interest receivables were $0.8 million at September 30, 2023 and $0.4 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $11.0 billion at September 30, 2023 and $9.5 billion at December 31, 2022 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis, no allowance for credit losses was recorded for Federal funds sold at September 30, 2023 and December 31, 2022. Accrued interest receivables were $3.3 million at September 30, 2023 and $2.3 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $995.0 million at September 30, 2023 and $4.2 billion at December 31, 2022. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $0.3 million at September 30, 2023 and $1.0 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $1.0 billion at September 30, 2023 and $4.3 billion at December 31, 2022 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $32.5 million and $203.4 million for the three and nine months ended September 30, 2023 compared to $135 thousand and $156 thousand for the same periods in the prior year. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.          Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at September 30, 2023 and December 31, 2022 (in thousands):

Fair value	September 30, 2023	December 31, 2022
U.S. Treasury notes	$4,848,969	$7,113,419
Total trading securities	$4,848,969	$7,113,419

The carrying values of trading securities included net unrealized fair value losses of $410.3 million at September 30, 2023 and losses of $373.0 million at December 31, 2022. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $741.1 million at September 30, 2023 and $576.8 million at December 31, 2022 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2023
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$245,039	$4,377,739	$226,191	$4,848,969
Total trading securities	$245,039	$4,377,739	$226,191	$4,848,969
Yield on trading securities	3.31%	1.29%	2.74%

	December 31, 2022
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Total trading securities	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Yield on trading securities	0.96%	1.39%	1.18%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.          Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$5,228	$—	$—	$5,228
Equity funds	39,378	17,520	(6,729)	50,169
Fixed income funds	35,202	209	(6,138)	29,273
Total Equity Investments (a)	$79,808	$17,729	$(12,867)	$84,670

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,308	$—	$—	$4,308
Equity funds	43,038	12,772	(6,760)	49,050
Fixed income funds	33,353	167	(5,124)	28,396
Total Equity Investments (a)	$80,699	$12,939	$(11,884)	$81,754

(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$(3,080)	$(4,395)	$3,807	$(20,904)
Net gains (losses) recognized during the period on equity investments sold during the period	(205)	—	(704)	(265)
Net dividend and other	461	380	1,296	965
Net gains (losses) recognized during the period	$(2,824)	$(4,015)	$4,399	$(20,204)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.          Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	September 30, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,106,740	$—		$(1,492)		$1,105,248
Mortgage-backed securities
Floating
CMO	412,008	333		(5,821)		406,520
Pass Thru	3,637	42		—		3,679
Total Floating	415,645	375		(5,821)		410,199
Fixed
CMBS	8,089,918	—		(1,110,195)		6,979,723
Total Fixed	8,089,918	—		(1,110,195)		6,979,723
MBS AFS Before Hedging Adjustments	8,505,563	375	(a)	(1,116,016)	(a)	7,389,922
Hedging Basis Adjustments in AOCI (b)	(810,730)	810,730		—		—
Total Available-for-sale securities (MBS)	7,694,833	811,105		(1,116,016)		7,389,922
Total Available-for-sale securities	$8,801,573	$811,105		$(1,117,508)		$8,495,170

	December 31, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,109,790	$1		$(762)		$1,109,029
Mortgage-backed securities
Floating
CMO	462,796	557		(5,403)		457,950
Pass Thru	4,080	24		(2)		4,102
Total Floating	466,876	581		(5,405)		462,052
Fixed
CMBS	6,320,976	3,875		(807,062)		5,517,789
Total Fixed	6,320,976	3,875		(807,062)		5,517,789
MBS AFS Before Hedging Adjustments	6,787,852	4,456	(a)	(812,467)	(a)	5,979,841
Hedging Basis Adjustments in AOCI (b)	(575,104)	575,104		—		—
Total Available-for-sale securities (MBS)	6,212,748	579,560		(812,467)		5,979,841
Total Available-for-sale securities	$7,322,538	$579,561		$(813,229)		$7,088,870

(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at September 30, 2023 recorded $810.7 million of hedge basis losses; at December 31, 2022, hedge basis losses of $575.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2023 and December 31, 2022, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2023 and December 31, 2022.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$975	$(8)	$3,148	$(70)	$4,123	$(78)
MBS-GSE	2,147,907	(159,557)	5,170,242	(956,381)	7,318,149	(1,115,938)
Total MBS Temporarily Impaired	$2,148,882	$(159,565)	$5,173,390	$(956,451)	$7,322,272	$(1,116,016)
State and local housing finance agency obligations	1,092,883	(1,457)	12,365	(35)	1,105,248	(1,492)
Total Temporarily Impaired	$3,241,765	$(161,022)	$5,185,755	$(956,486)	$8,427,520	$(1,117,508)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$4,521	$(51)	$—	$—	$4,521	$(51)
MBS-GSE	3,442,837	(234,395)	2,302,235	(578,021)	5,745,072	(812,416)
Total MBS Temporarily Impaired	$3,447,358	$(234,446)	$2,302,235	$(578,021)	$5,749,593	$(812,467)
State and local housing finance agency obligations	944,406	(684)	14,622	(78)	959,028	(762)
Total Temporarily Impaired	$4,391,764	$(235,130)	$2,316,857	$(578,099)	$6,708,621	$(813,229)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$750	$750
Due after one year through five years	12,400	12,365	14,700	14,622
Due after ten years	1,094,340	1,092,883	1,094,340	1,093,657
State and local housing finance agency obligations	$1,106,740	$1,105,248	$1,109,790	$1,109,029

Mortgage-backed securities
Due in one year or less	$3	$3	$34	$34
Due after one year through five years	1,291,363	1,217,886	1,046,588	991,319
Due after five year through ten years	5,477,650	5,300,750	4,169,456	4,035,246
Due after ten years	925,817	871,283	996,670	953,242
Mortgage-backed securities	$7,694,833	$7,389,922	$6,212,748	$5,979,841
Total Available-for-Sale securities	$8,801,573	$8,495,170	$7,322,538	$7,088,870

(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized discounts of $29.1 million at September 30, 2023 and net unamortized premiums of $4.6 million at December 31, 2022. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$412,008	$406,520	$462,796	$457,950
Pass Thru	3,637	3,679	4,080	4,102
Total Floating	415,645	410,199	466,876	462,052
Fixed
CMBS	7,279,188	6,979,723	5,745,872	5,517,789
Total Fixed	7,279,188	6,979,723	5,745,872	5,517,789
Total Mortgage-backed securities	7,694,833	7,389,922	6,212,748	5,979,841
State and local housing finance agency obligations
Floating	1,106,740	1,105,248	1,109,790	1,109,029
Total Available-for-Sale securities	$8,801,573	$8,495,170	$7,322,538	$7,088,870

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.          Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	September 30, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$27,301	$—	$—	$27,301	$16	$(442)	$26,875
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,136,622	—	—	2,136,622	100	(36,992)	2,099,730
Commercial Mortgage-Backed Securities (b)	9,593,882	—	—	9,593,882	587	(531,125)	9,063,344
Non-GSE MBS (c)	41,021	(520)	(814)	39,687	3,677	(1,137)	42,227
Total MBS	11,798,826	(520)	(814)	11,797,492	4,380	(569,696)	11,232,176

Other
State and local housing finance agency obligations	168,994	(84)	—	168,910	—	(12,339)	156,571
Total Held-to-Maturity securities	$11,967,820	$(604)	$(814)	$11,966,402	$4,380	$(582,035)	$11,388,747

	December 31, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$30,821	$—	$—	$30,821	$447	$(6)	$31,262
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	459,140	—	—	459,140	—	(13,234)	445,906
Commercial Mortgage-Backed Securities (b)	8,638,800	—	—	8,638,800	3,629	(415,656)	8,226,773
Non-GSE MBS (c)	49,367	(199)	(998)	48,170	4,708	(862)	52,016
Total MBS	9,178,128	(199)	(998)	9,176,931	8,784	(429,758)	8,755,957

Other
State and local housing finance agency obligations	177,225	(108)	—	177,117	—	(13,869)	163,248
Total Held-to-Maturity securities	$9,355,353	$(307)	$(998)	$9,354,048	$8,784	$(443,627)	$8,919,205

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $5.4 million at September 30, 2023 and $3.0 million at December 31, 2022, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 235 and 192 at September 30, 2023 and December 31, 2022, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $12.3 million at September 30, 2023 and $13.9 million at December 31, 2022. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at September 30, 2023, compared to five at December 31, 2022. Probability default analysis at September 30, 2023 recorded allowance of credit losses of $0.1 million, slightly lower than the balance at December 31, 2022. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.5 million were recorded at September 30, 2023 and $0.2 million were recorded at December 31, 2022. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2023 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 13 at September 30, 2023 and 11 at December 31, 2022.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$—	$—	$1,145	$1,137
Due after five years through ten years	100	100	3,545	3,415
Due after ten years	168,894	156,471	172,535	158,696
State and local housing finance agency obligations	$168,994	$156,571	$177,225	$163,248

Mortgage-backed securities
Due in one year or less	$484,431	$475,499	$375,677	$372,953
Due after one year through five years	5,092,776	4,850,027	4,564,091	4,397,702
Due after five years through ten years	3,881,243	3,625,136	3,484,910	3,258,306
Due after ten years	2,340,376	2,281,514	753,450	726,996
Mortgage-backed securities	$11,798,826	$11,232,176	$9,178,128	$8,755,957
Total Held-to-Maturity Securities	$11,967,820	$11,388,747	$9,355,353	$8,919,205

(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $28.9 million at September 30, 2023 and $32.3 million at December 31, 2022 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.          Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2023			December 31, 2022
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$5,757	6.32%	0.01%	$4	5.36%	—%
Due in one year or less	66,570,295	2.97	64.48	82,971,070	3.00	70.96
Due after one year through two years	13,025,189	2.10	12.62	13,739,663	1.82	11.75
Due after two years through three years	5,862,674	2.59	5.68	4,480,758	1.79	3.83
Due after three years through four years	5,543,576	3.35	5.37	2,552,886	1.55	2.18
Due after four years through five years	4,787,463	3.95	4.64	5,588,876	3.27	4.78
Thereafter	7,427,529	2.71	7.20	7,596,597	3.15	6.50
Total par value	103,222,483	2.88%	100.00%	116,929,854	2.80%	100.00%
Advance discounts	(4,417)			(2,083)
Hedge valuation basis adjustments (b)	(1,729,691)			(1,634,895)
Total	$101,488,375			$115,292,876

(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of September 30, 2023. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of September 30, 2023, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2023 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of September 30, 2023.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 35.8% and 32.9% of total advances at September 30, 2023 and December 31, 2022, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of September 30, 2023, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At September 30, 2023, mortgage loans under the MAP program were at carrying value of $399.2 million compared to $226.0 million at December 31, 2022.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$94,360	5.41%	$109,429	5.90%
Fixed long-term single-family mortgages	1,648,213	94.59	1,745,699	94.10
Total unpaid principal balance	$1,742,573	100.00%	$1,855,128	100.00%

Unamortized premiums	24,189		26,448
Unamortized discounts	(619)		(693)
Basis adjustment (b)	1,556		1,703
Total MPF loans amortized cost	$1,767,699		$1,882,586
MPF allowance for credit losses	(2,351)		(1,665)
MPF loans held-for-portfolio	$1,765,348		$1,880,921
MAP loans held-for-portfolio	399,178		226,048
Total mortgage loans held-for-portfolio at carrying value	$2,164,526		$2,106,969

(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $43.1 million at September 30, 2023 and $44.3 million at December 31, 2022. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million and $1.2 million for the three and nine months ended September 30, 2023 compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2022. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The MAP program operates on the Simplified Risk-Sharing Structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $6.4 million at September 30, 2023 and $3.5 million at December 31, 2022.

Allowance Methodology for Mortgage Loan Losses.

Our allowance for credit losses of $3.4 million at September 30, 2023 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

The Bank’s credit risk model (“model”) estimates the probabilities of prepayments and defaults concurrently. Prepayments represent the probability that an individual loan will voluntarily prepay while defaults represent the probability that an individual loan will transition to involuntary payoffs. Defaults transition from one delinquency status to another (e.g., current to 30 days, 30 days to 60 days, etc.) until the loan is involuntarily paid off. The transition probabilities are a function of collateral types, borrower characteristics, and economic factors. The model utilizes economic data files that provide interest rates, the applicable house price index, and applicable foreclosure timeline, which are used in simulating transition probabilities. The Bank’s third party credit loss model provides the ability to update assumptions and calculate the probability of default of each individual mortgage loan. The model also uses loan and borrower information along with economic assumptions about applicable housing prices and interest rates as inputs to generate a distribution of projected cash flows over the life of the mortgage. The model estimates the loss given default (LGD) for each loan during the simulation based on assumptions adopted in the model by projecting loan status probabilities and aggregating projected cash flows for each loan in the portfolio. A loan in foreclosure or real estate owned (REO) sale is considered to be a default.

Accrued interest receivable was $11.1 million at September 30, 2023 and $10.2 million at December 31, 2022. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at September 30, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$3,488	$1,975	$1,911	$2,135
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	—	—	—	(31)
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(61)	(264)	1,516	(393)
Balance, at end of period	$3,427	$1,711	$3,427	$1,711

The following table presents risk elements and credit losses (dollars in thousands):

	September 30, 2023	December 31, 2022
Average loans outstanding during the period (a)	$2,093,829	$2,155,287
Mortgage loans held for portfolio (b)	2,135,636	2,076,211
Non-accrual loans (b)	5,613	7,795
Allowance for credit losses on mortgage loans held for portfolio	3,427	1,911
Net charge-offs	—	31

Ratio of net charge-offs to average loans outstanding during the period	—%	0.001%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.160%	0.092%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.263%	0.375%
Ratio of allowance for credit losses to non-accrual loans	61.046%	24.511%

(a)	Represents the average unpaid principal balance for the nine months ended September 30, 2023 and for the twelve months ended December 31, 2022.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	September 30, 2023	December 31, 2022
Total MPF Mortgage loans, carrying values net (a)	$1,765,348	$1,880,921
Non-performing MPF mortgage loans - Conventional (a)(b)	$5,613	$7,795
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,352	$4,632

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

				Three months ended	Nine months ended
	September 30, 2023			September 30, 2023	September 30, 2023

	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$303,934	$—	$307,666	$299,583	$714,286
With a related allowance	1,311,379	(2,351)	1,328,360	1,348,924	969,721
Total measured for impairment	$1,615,313	$(2,351)	$1,636,026	$1,648,507	$1,684,007

	December 31, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,053,813	$—	$1,068,388	$1,167,490
With a related allowance	664,581	(1,665)	673,518	668,124
Total measured for impairment	$1,718,394	$(1,665)	$1,741,906	$1,835,614

(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2023 and for the twelve months ended December 31, 2022.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2023	December 31, 2022
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans - MPF	$1,615,313	$1,718,394
MPF Government-guaranteed or - insured mortgage loans	127,260	136,734
Total MPF loans - unpaid principal balance	$1,742,573	$1,855,128

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2023 and December 31, 2022.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$5,549	$6,326	$11,875
Past due 60 - 89 days	1,255	292	1,547
Past due 90 days or more	5,038	583	5,621
Total past due mortgage loans	11,842	7,201	19,043
Current MPF mortgage loans	948,388	673,478	1,621,866
Current MAP mortgage loans	—	397,178	397,178
Total conventional mortgage loans	$960,230	$1,077,857	$2,038,087

	December 31, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:

Conventional MPF/MAP
Past due 30 - 59 days	$8,399	$4,104	$12,503
Past due 60 - 89 days	2,707	653	3,360
Past due 90 days or more	6,676	1,162	7,838
Total past due mortgage loans	17,782	5,919	23,701
Current MPF mortgage loans	941,098	778,871	1,719,969
Current MAP mortgage loans	—	225,961	225,961
Total conventional mortgage loans	$958,880	$1,010,751	$1,969,631

Other Delinquency Statistics (dollars in thousands):

	September 30, 2023
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$2,391	$2,878	$5,269
Serious delinquency rate (b)	0.36%	3.47%	0.59%
Past due 90 days or more and still accruing interest	$—	$4,429	$4,429
Loans on non-accrual status	$5,621	$—	$5,621

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost:
In process of foreclosure (a)	$3,940	$2,865	$6,805
Serious delinquency rate (b)	0.45%	3.45%	0.68%
Past due 90 days or more and still accruing interest	$—	$4,702	$4,702
Loans on non-accrual status	$7,838	$—	$7,838

(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.7 billion at September 30, 2023 and $1.0 billion at December 31, 2022, an increase of $1.7 billion, or 165.0%, from December 31, 2022. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.7% and 98.9% of deposits at September 30, 2023 and December 31, 2022, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.9 billion for period ended September 30, 2023 and $1.0 billion for the twelve months ended December 31, 2022. The annualized weighted-average interest rates paid on demand and overnight deposits were 3.85% for the nine months ended September 30, 2023 and 1.36% for the year ended December 31, 2022. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits in the first nine months of 2023. The average balances of term deposits were $0.4 million and the weighted-average interest rates paid on term deposits were 3.51% for the year ended December 31, 2022.

The following table summarizes deposits (in thousands):

	September 30, 2023	December 31, 2022
Interest-bearing deposits
Interest-bearing demand	$2,713,465	$1,015,991
Term (a)	—	—
Total interest-bearing deposits	2,713,465	1,015,991
Non-interest-bearing demand	7,802	10,946
Total deposits (b)	$2,721,267	$1,026,937

(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	September 30, 2023	Interest Rate (b)	December 31, 2022	Interest Rate (b)
Term deposits	$—	—%	$—	3.51%
Interest-bearing demand (a)	2,713,465	3.85	1,015,991	1.36
Total interest-bearing deposits	$2,713,465	3.85%	$1,015,991	1.36%
Non-interest-bearing demand	7,802		10,946
Total deposits	$2,721,267		$1,026,937

(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	September 30, 2023	December 31, 2022

Consolidated obligation bonds-amortized cost	$98,253,003	$87,612,556
Hedge valuation basis adjustments	(1,820,714)	(2,015,128)
Hedge basis adjustments on de-designated hedges	108,424	114,430
FVO - valuation adjustments and accrued interest	(166,179)	(214,103)
Total Consolidated obligation bonds	$96,374,534	$85,497,755

Discount notes-amortized cost	$36,421,493	$61,832,418
Hedge value basis adjustments	(24,530)	(39,088)
Hedge basis adjustments on de-designated hedges	(1)	(341)
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$36,396,962	$61,792,989

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$55,100,925	4.56%	56.11%	$40,943,160	3.69%	46.79%
Over one year through two years	16,914,885	3.47	17.23	16,499,805	2.56	18.85
Over two years through three years	12,214,690	1.58	12.44	7,808,115	1.65	8.92
Over three years through four years	5,760,065	2.42	5.87	10,533,905	1.09	12.04
Over four years through five years	2,702,130	3.23	2.75	4,638,435	2.35	5.30
Thereafter	5,494,360	3.07	5.60	7,092,000	2.88	8.10
Total par value	98,187,055	3.76%	100.00%	87,515,420	2.85%	100.00%

Bond premiums (b)	91,730			123,477
Bond discounts (b)	(25,782)			(26,341)
Hedge valuation basis adjustments (c)	(1,820,714)			(2,015,128)
Hedge basis adjustments on de-designated hedges (d)	108,424			114,430
FVO (e) - valuation adjustments and accrued interest	(166,179)			(214,103)
Total Consolidated obligation bonds	$96,374,534			$85,497,755

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$33,425,575	34.04%	$30,482,290	34.83%
Fixed-rate, callable	32,355,130	32.95	18,676,130	21.34
Step Up, callable	3,511,000	3.58	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	—	—	250,000	0.29
Single-index floating rate	28,843,350	29.38	32,733,000	37.40
Total par value	$98,187,055	100.00%	$87,515,420	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Par value	$37,028,613	$62,295,735
Amortized cost	$36,421,493	$61,832,418
Hedge value basis adjustments (a)	(24,530)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	(1)	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$36,396,962	$61,792,989
Weighted average interest rate	5.15%	3.97%

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at September 30, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$158,749	$131,783	$131,394	$137,638
Additions from current period’s assessments	20,235	14,425	66,297	29,342
Net disbursements for grants and programs	(8,123)	(21,599)	(26,830)	(42,371)
Ending balance	$170,861	$124,609	$170,861	$124,609

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $5.8 billion at September 30, 2023 and $6.4 billion at December 31, 2022.

Shares of both Membership and Activity-based Class B capital stock have the same voting rights and receive the same dividend (See Statements of Capital):

●	Membership capital stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets (such percentage is currently set at 0.125)%. In addition, notwithstanding this requirement, the FHLBNY has a $50 million cap on membership stock per member.
●	Activity-based capital stock is issued based on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase equal to (i) 4.5% of the member’s borrowed amount for advances and mortgage loans, and (ii) 0.125% of the outstanding balance of letters of credit issued on behalf of the member. In the normal course of business, excess activity-based capital stock is repurchased daily.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2023		December 31, 2022
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$989,925	$8,078,671	$749,451	$8,488,246
Total capital-to-asset ratio	4.00%	5.59%	4.00%	5.39%
Total capital (b)	$5,776,845	$8,078,671	$6,295,660	$8,488,246
Leverage ratio	5.00%	8.39%	5.00%	8.09%
Leverage capital (c)	$7,221,056	$12,118,006	$7,869,574	$12,732,369

(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2023	December 31, 2022

Redemption less than one year	$1,494	$93
Redemption from one year to less than three years	4,001	2,387
Redemption from three years to less than five years	755	952
Redemption from five years or greater	1,023	1,146
Total	$7,273	$4,578

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Beginning balance	$7,329	$8,117	$4,578	$1,959
Capital stock subject to mandatory redemption reclassified from equity	50,000	3,162	54,659	261,629
Redemption of mandatorily redeemable capital stock (a)	(50,056)	(526)	(51,964)	(252,835)
Ending balance	$7,273	$10,753	$7,273	$10,753
Accrued interest payable (b)	$203	$152	$203	$152

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates was 8.50% for the three months ended September 30, 2023 and 5.50% in the same period in 2022. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.0 billion and $910.9 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income	$181,894	$129,549	$596,214	$262,914
Net income available to stockholders	$181,894	$129,549	$596,214	$262,914
Weighted average shares of capital	57,859	49,795	63,143	47,879
Less: Mandatorily redeemable capital stock	(95)	(110)	(72)	(288)
Average number of shares of capital used to calculate earnings per share	57,764	49,685	63,071	47,591
Basic earnings per share	$3.15	$2.61	$9.45	$5.52

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Defined Benefit Plan	$3,100	$2,350	$9,300	$7,050
Benefit Equalization Plans (defined benefit and defined contribution)	1,152	2,318	4,934	5,800
Defined Contribution Plans	713	681	2,266	2,173
Postretirement Health Benefit Plan	(252)	78	(758)	233
Total retirement plan expenses	$4,713	$5,427	$15,742	$15,256

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$412	$619	$1,235	$1,858
Interest cost	860	644	2,579	1,933
Amortization of unrecognized net loss	—	1,221	—	3,662
Amortization of unrecognized past service cost	14	52	41	156
Net periodic benefit cost - Defined Benefit BEP	1,286	2,536	3,855	7,609
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	(134)	(218)	1,079	(1,809)
Total	$1,152	$2,318	$4,934	$5,800

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost (benefits attributed to service during the period)	$6	$11	$19	$34
Interest cost on accumulated postretirement health benefit obligation	103	67	307	199
Amortization of (gain)/loss	(361)	—	(1,084)	—
Net periodic postretirement health benefit expense/(income)	$(252)	$78	$(758)	$233

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2023	December 31, 2022
Interest rate contracts
Interest rate swaps	$179,219,696	$173,232,721
Interest rate caps	80,000	800,000
Mortgage delivery commitments	7,177	9,837
Total interest rate contracts notionals	$179,306,873	$174,042,558

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

	September 30, 2023		December 31, 2022
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$860,843	$1,927,828	$683,389	$2,110,074
Cleared derivatives	1,499,101	1,529,520	1,534,274	1,504,012
Total gross recognized amount	2,359,944	3,457,348	2,217,663	3,614,086
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(751,244)	(1,925,314)	(550,878)	(2,095,888)
Cleared derivatives	(1,498,301)	(1,498,301)	(1,502,901)	(1,502,901)
Total gross amounts of netting adjustments and cash collateral	(2,249,545)	(3,423,615)	(2,053,779)	(3,598,789)
Net amounts after offsetting adjustments and cash collateral	$110,399	$33,733	$163,884	$15,297

Uncleared derivatives	$109,599	$2,514	$132,511	$14,186
Cleared derivatives	800	31,219	31,373	1,111
Total net amounts after offsetting adjustments and cash collateral	$110,399	$33,733	$163,884	$15,297

Derivative instruments - not nettable
Uncleared derivatives (a)	$—	$78	$37	$36
Total derivative assets and total derivative liabilities
Uncleared derivatives	$109,599	$2,592	$132,548	$14,222
Cleared derivatives	800	31,219	31,373	1,111
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$110,399	$33,811	$163,921	$15,333

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$741,084	$—	$576,756	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(87,765)	—	(108,761)	—
Total net amount of non-cash collateral received or repledged	$653,319	$—	$467,995	$—
Total net exposure cash and non-cash (e)	$763,718	$33,811	$631,916	$15,333
Net unsecured amount - Represented by:
Uncleared derivatives	$21,834	$2,592	$23,787	$14,222
Cleared derivatives	741,884	31,219	608,129	1,111
Total net exposure cash and non-cash (e)	$763,718	$33,811	$631,916	$15,333

(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Note on variation margin — For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the Futures Commission Merchant (FCM), acting as agents on behalf of DCOs. Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts. When the aggregate contract value of open derivatives is “in-the-money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO. If the value of the open contracts is “out-of-the-money” (liability position), the FHLBNY would post variation margin to the DCO. At September 30, 2023 and December 31, 2022, no net of cash as settlement variation margin was posted to FCMs. As noted, variation margin is not considered as collateral, rather as the daily settlement amounts of outstanding derivative contracts.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2023
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$148,048,237	$1,316,307	$2,758,475
Total derivatives in hedging relationships under ASC 815	148,048,237	1,316,307	2,758,475

Derivatives not designated as hedging instruments
Interest rate swaps (b)	31,171,459	1,043,154	698,873
Interest rate caps	80,000	483	—
Mortgage delivery commitments	7,177	—	78
Other	—	—	—
Total derivatives not designated as hedging instruments	31,258,636	1,043,637	698,951
Total derivatives before netting and collateral adjustments	$179,306,873	$2,359,944	$3,457,426
Netting adjustments		$(2,235,625)	$(2,235,625)
Cash collateral and related accrued interest		(13,920)	(1,187,990)
Total netting adjustments and cash collateral		(2,249,545)	(3,423,615)
Total derivative assets and total derivative liabilities		$110,399	$33,811
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$741,084
Security collateral received from counterparty (c)		(87,765)
Net security		653,319
Net exposure		$763,718

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$123,913,433	$1,090,359	$2,745,983
Total derivatives in hedging relationships under ASC 815	123,913,433	1,090,359	2,745,983

Derivatives not designated as hedging instruments
Interest rate swaps (b)	49,319,288	1,126,873	868,103
Interest rate caps	800,000	431	—
Mortgage delivery commitments	9,837	37	36
Other	—	—	—
Total derivatives not designated as hedging instruments	50,129,125	1,127,341	868,139
Total derivatives before netting and collateral adjustments	$174,042,558	$2,217,700	$3,614,122
Netting adjustments		$(2,039,759)	$(2,039,759)
Cash collateral and related accrued interest		(14,020)	(1,559,030)
Total netting adjustments and cash collateral		(2,053,779)	(3,598,789)
Total derivative assets and total derivative liabilities		$163,921	$15,333
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$576,756
Security collateral received from counterparty (c)		(108,761)
Net security		467,995
Net exposure		$631,916

(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2023 and December 31, 2022.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$355,366	$105,794	$544,651	$381,058
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(356,672)	$(96,924)	$(538,980)	$(347,090)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2023 and December 31, 2022, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2023
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$52,210,993	$(1,729,691)	$—
Hedged AFS debt securities (a)	5,106,787	(810,730)	—
De-designated advances (b)	—	—	—
	$57,317,780	$(2,540,421)	$—
Liabilities:
Hedged consolidated obligation bonds	$51,476,736	$1,820,714	$—
Hedged consolidated obligation discount notes	33,530,812	24,530	—
De-designated consolidated obligation bonds (b)	—	—	(108,424)
De-designated consolidated obligation discount notes (b)	—	—	1
	$85,007,548	$1,845,244	$(108,423)

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

(b)

At September 30, 2023, par amounts of de-designated CO bonds were $2.8 billion and par amount of de-designation CO discount notes were $0.1 billion. At December 31, 2022, par amounts of de-designated advances were $0.5 billion; par amounts of de-designation CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.5 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2023				2022
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(333)	$—	$15,284	$15,617	$(324)	$—	$74,247	$74,571

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2023				2022
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(931)	$—	$19,616	$20,547	$(1,010)	$—	$209,182	$210,192

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.2 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$78,173	$78,232	$129,581	$195,698
Caps	86	489	(344)	937
Mortgage delivery commitments	1,059	(560)	(1,828)	(1,229)
Total gains (losses) on derivatives in economic hedges	$79,318	$78,161	$127,409	$195,406

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2023
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$46,642	$46,642	$46,642	$—	$—	$—
Interest-bearing deposits	2,545,000	2,545,028	—	2,545,028	—	—
Securities purchased under agreements to resell	995,000	995,008	—	995,008	—	—
Federal funds sold	11,020,000	11,020,105	—	11,020,105	—	—
Trading securities	4,848,969	4,848,969	4,848,969	—	—	—
Equity Investments	84,670	84,670	84,670	—	—	—
Available-for-sale securities	8,495,170	8,495,170	—	7,389,922	1,105,248	—
Held-to-maturity securities	11,966,402	11,388,747	—	11,189,949	198,798	—
Advances	101,488,375	101,538,634	—	101,538,634	—	—
Mortgage loans held-for-portfolio, net	2,164,526	1,805,434	—	1,805,434	—	—
Accrued interest receivable	514,567	514,567	—	514,567	—	—
Derivative assets	110,399	110,399	—	2,359,944	—	(2,249,545)
Other financial assets	263	263	—	—	263	—
Liabilities
Deposits	2,721,267	2,721,328	—	2,721,328	—	—
Consolidated obligations
Bonds	96,374,534	95,355,069	—	95,355,069	—	—
Discount notes	36,396,962	36,413,031	—	36,413,031	—	—
Mandatorily redeemable capital stock	7,273	7,273	7,273	—	—	—
Accrued interest payable	633,954	633,954	—	633,954	—	—
Derivative liabilities	33,811	33,811	—	3,457,426	—	(3,423,615)
Other financial liabilities	—	—	—	—	—	—

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

(a)	Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services. Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity; the inputs may not be market-based and observable.

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2023 and December 31, 2022. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

The FHLBNY has also concluded that the pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities classified as available-for-sale are market-based and observable and are considered to be within Level 2 of the fair value hierarchy.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services. Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market-based and observable.

Fair values of Mortgage-backed securities deemed impaired — When a PLMBS is deemed to be impaired, it is recorded at fair value. The valuation of PLMBS may require pricing services to use significant inputs that are subjective and are considered by management to be within Level 3 of the fair value hierarchy. This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market-based and observable. Historically, impairments have been de minimis. The portfolio of PLMBS has declined as the FHLBNY has ceased acquiring PLMBS.

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

Advances elected under the FVO — When the FHLBNY elects the FVO designation for certain advances, the advances are recorded at their fair values in the Statements of Condition. The fair values are computed using standard option valuation models. The most significant inputs to the valuation model are: (1) Consolidated obligation debt curve (CO Curve), published by the Office of Finance and available to the public, and (2) Benchmark swap curves and volatilities. Both these inputs are considered to be market-based and observable as they can be directly corroborated by market participants.

The CO Curve is the primary input, which is market-based and observable. Inputs to apply spreads, which are FHLBNY specific, were not material. Fair values were classified within Level 2 of the valuation hierarchy.

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

The inputs used to determine fair value of advances elected under the FVO are as follows:

●	CO Curve. The FHLBNY uses the CO Curve, which represents its cost of funds, as an input to estimate the fair value of advances, and to determine current advance rates. This input is considered market observable and therefore a Level 2 input.
●	Volatility assumption. To estimate the fair value of advances with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. This input is considered a Level 2 input as it is market-based and market observable.
●	Spread adjustment. Adjustments represent the FHLBNY’s mark-up based on its pricing strategy. The input is considered as unobservable and is classified as a Level 3 input. The spread adjustment is not a significant input to the overall fair value of an advance.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models. The FHLBNY’s internal valuation models use the following inputs:

●	CO Curve and Benchmark Swap Curves. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.
●	Volatility assumptions. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market-based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2023 and December 31, 2022.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2023 and December 31, 2022.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2023, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2023
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$4,848,969	$4,848,969	$—	$—	$—
Equity Investments	84,670	84,670	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,389,922	—	7,389,922	—	—
State and local housing finance agency obligations	1,105,248	—	—	1,105,248	—
Derivative assets (a)
Interest-rate derivatives	110,399	—	2,359,944	—	(2,249,545)
Mortgage delivery commitments	—	—	—	—	—
Total recurring fair value measurement - Assets	$13,539,208	$4,933,639	$9,749,866	$1,105,248	$(2,249,545)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(4,207,786)	$—	$(4,207,786)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(33,733)	—	(3,457,348)	—	3,423,615
Mortgage delivery commitments	(78)	—	(78)	—	—
Total recurring fair value measurement - Liabilities	$(4,241,597)	$—	$(7,665,212)	$—	$3,423,615

	December 31, 2022
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,113,419	$7,113,419	$—	$—	$—
Equity Investments	81,754	81,754	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	5,979,841	—	5,979,841	—	—
State and local housing finance agency obligations	1,109,029	—	—	1,109,029	—
Derivative assets(a)
Interest-rate derivatives	163,884	—	2,217,663	—	(2,053,779)
Mortgage delivery commitments	37	—	37	—	—
Total recurring fair value measurement - Assets	$14,447,964	$7,195,173	$8,197,541	$1,109,029	$(2,053,779)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(4,159,862)	$—	$(4,159,862)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(15,297)	—	(3,614,086)	—	3,598,789
Mortgage delivery commitments	(36)	—	(36)	—	—
Total recurring fair value measurement - Liabilities	$(4,175,195)	$—	$(7,773,984)	$—	$3,598,789

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of the period	$1,105,746	$1,112,414	$1,109,029	$998,637
Transfer of securities from held-to-maturity to available-for-sale	—	—	—	—
Provision for credit losses	—	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(498)	1,514	(731)	1,096
Purchases	—	—	—	308,000
Settlements	—	—	(3,050)	(193,805)
Balance, end of the period	$1,105,248	$1,113,928	$1,105,248	$1,113,928

Items Measured at Fair Value on a Non-recurring Basis (a) (in thousands):

	During the period ended September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	268	—	—	268
Total non-recurring assets at fair value	$268	$—	$—	$268

(a)	No items at fair value on a non-recurring basis was outstanding during the period ended December 31, 2022.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2023 and December 31, 2022.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a)(b) (in thousands):

	Three months ended September 30,
	2023	2022

	Bonds
Balance, beginning of the period	$(4,182,576)	$(3,618,896)
New transactions elected for fair value option	—	(413,920)
Maturities and terminations	—	—
Net gains (losses) on financial instruments held under fair value option	(18,107)	96,734
Change in accrued interest/unaccreted balance	(7,103)	(7,021)
Balance, end of the period	$(4,207,786)	$(3,943,103)

	Nine months ended September 30,
	2023	2022

	Bonds
Balance, beginning of the period	$(4,159,862)	$(7,386,074)
New transactions elected for fair value option	—	(2,423,935)
Maturities and terminations	—	5,665,000
Net gains (losses) on financial instruments held under fair value option	(40,809)	214,163
Change in accrued interest/unaccreted balance	(7,115)	(12,257)
Balance, end of the period	$(4,207,786)	$(3,943,103)

(a)	No advances elected under the FVO were outstanding at September 30, 2023 and September 30, 2022.
(b)	No discount notes elected under the FVO were outstanding at September 30, 2023 and September 30, 2022.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a)(b) (in thousands):

	Three months ended September 30,
	2023			2022
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(22,671)	$(18,107)	$(40,778)	$(18,740)	$96,734	$77,994

	Nine months ended September 30,
	2023			2022
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(68,014)	$(40,809)	$(108,823)	$(34,865)	$214,163	$179,298

(a)	No advances elected under the FVO were outstanding at September 30, 2023 and September 30, 2022.
(b)	No discount notes elected under the FVO were outstanding at September 30, 2023 and September 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a)(c) (in thousands):

	September 30, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,207,786	$(166,179)

	December 31, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,159,862	$(214,103)

	September 30, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,161,495	$3,943,103	$(218,392)

(a)	Advances – No advances elected under the FVO were outstanding at September 30, 2023, December 31, 2022 and September 30, 2022. From time to time, the FHLBNY has elected the FVO for advances on an instrument-by-instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes – No discount notes elected under the FVO were outstanding at September 30, 2023, December 31, 2022 and September 30, 2022. From time to time, discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of September 30, 2023 and December 31, 2022.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies (in thousands):

September 30, 2023
Contractual Obligations
Consolidated obligation bonds at par (a)	$98,187,055
Consolidated obligation discount notes at par	37,028,613
Mandatorily redeemable capital stock (a)	7,273
Premises (lease obligations) (b)	79,641
Remote backup site	392
Other liabilities (c)	131,791
Total contractual obligations	$135,434,765
Other commitments
Standby letters of credit (d)	$19,329,680
Consolidated obligation bonds/discount notes traded not settled	169,500
Commitments to fund additional advances	—
Commitments to fund pension	12,400
Open delivery commitments (MAP)	7,177
Total other commitments	$19,518,757
Total obligations and commitments	$154,953,522

(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Operating Lease Commitments

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At September 30, 2023 and December 31, 2022, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and ROU are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. ROU includes any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. ROU and lease liabilities are reported in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables provide summarized information on our leases (dollars in thousands):

	September 30, 2023	December 31, 2022
Operating Leases (a)
Right-of-use assets	$56,250	$60,338
Lease Liabilities	$68,611	$73,304

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023	2022
Operating Lease Expense	$1,952		$1,952		$5,856	$5,856
Operating cash flows - Cash Paid	$2,154		$2,050		$6,461	$6,148

	September 30, 2023		December 31, 2022
Weighted Average Discount Rate	3.32%		3.31%
Weighted Average Remaining Lease Term	9.44	Years	10.13	Years

(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Remaining maturities through
Operating lease liabilities	September 30, 2023	December 31, 2022
Remainder of 2023	$2,155	$8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
Thereafter	45,410	45,410
Total undiscounted lease payments	80,338	86,798
Imputed interest	(11,727)	(13,494)
Total operating lease liabilities	$68,611	$73,304

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

Debt assumptions — The FHLBNY assumed CO discount notes in par amount of $6.1 billion from another FHLBank in the nine months ended September 30, 2023. No discount notes were assumed from another FHLBank in the same period in the prior year. No CO bonds were assumed from another FHLBank in the nine month ended September 30, 2023 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2023 and September 30, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $3.3 million at September 30, 2023 and $3.8 million at December 31, 2022.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, compared to $0.3 million and $1.0 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At September 30, 2023 and December 31, 2022, outstanding notional amounts were $20.5 million and $33.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

For the nine months ended September 30, 2023, we extended $0.5 billion overnight loans to other FHLBanks compared to $4.3 billion for the same period in the prior year. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the nine months ended September 30, 2023, the FHLBNY borrowed a total of $5.3 billion in overnight loans from other FHLBanks. There were no borrowings from other FHLBanks in the nine months ended September 30, 2022. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at September 30, 2023. There was no compensating cash balances at December 31, 2022. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2023	December 31, 2022
	Related	Related
Assets
Advances	$101,488,375	$115,292,876
Accrued interest receivable	423,089	352,578

Liabilities and capital
Deposits	$2,721,267	$1,026,937
Mandatorily redeemable capital stock	7,273	4,578
Accrued interest payable	203	82
Affordable Housing Program (a)	170,861	131,394

Capital	$7,882,066	$8,347,383

(a)	Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Related	Related	Related	Related
Interest income
Advances	$1,435,895	$565,508	$4,493,759	$914,365
Interest-bearing deposits	3	1	10	2
Loans to other FHLBanks	—	156	71	228

Interest expense
Deposits	$39,638	$4,538	$84,556	$6,364
Mandatorily redeemable capital stock	216	271	459	1,162
Cash collateral held and other borrowings	—	—	1,521	—

Service fees and other	$5,086	$4,114	$15,530	$12,254

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2023
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$17,500,000	16.95%	$250,112	30.73%	$695,143	28.58%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	13.11	125,555	15.43	346,539	14.25
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.51	15,426	1.90	40,730	1.67
Subtotal MetLife, Inc.			15,090,000	14.62	140,981	17.33	387,269	15.92
Flagstar Bank, N.A. (b)	Hicksville	NY	11,623,000	11.26	119,922	14.73	402,560	16.56
Equitable Financial Life Insurance Company	New York	NY	8,180,519	7.93	111,060	13.65	305,879	12.58
Manufacturers and Traders Trust Company	Buffalo	NY	6,200,162	6.01	64,823	7.96	213,575	8.78
Teachers Ins. & Annuity Assoc of America	New York	NY	6,009,600	5.82	59,281	7.28	179,952	7.41
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.54	21,020	2.58	62,376	2.56
New York Life Insurance Company	New York	NY	2,593,200	2.51	22,580	2.77	72,445	2.98
Goldman Sachs Bank USA	New York	NY	2,000,000	1.94	3,068	0.38	63,552	2.61
Provident Bank (b)	Jersey City	NJ	1,942,231	1.88	21,092	2.59	49,152	2.02
Total			$73,757,962	71.46%	$813,939	100.00%	$2,431,903	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of these members served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2022
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,250,000	16.46%	$332,309	24.51%
Flagstar Bank, N.A. (b)(c)	Hicksville	NY	15,775,000	13.49	244,568	18.04
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	11.58	253,973	18.73
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.20	21,673	1.60
Subtotal MetLife, Inc.			14,940,000	12.78	275,646	20.33
Signature Bank	New York	NY	11,283,738	9.65	61,762	4.56
Equitable Financial Life Insurance Company	New York	NY	8,501,263	7.27	155,524	11.47
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,084,800	6.06	127,885	9.43
New York Life Insurance Company	New York	NY	3,638,000	3.11	64,737	4.78
Manufacturers and Traders Trust Company	Buffalo	NY	3,200,169	2.74	12,657	0.93
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.24	36,766	2.71
ESL Federal Credit Union	Rochester	NY	2,561,931	2.19	43,941	3.24
Total			$88,854,151	75.99%	$1,355,795	100.00%

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.
(c)	Non-Member institution Flagstar Bank, FSB merged into FHLBNY member New York Community Bank, on December 1, 2022. Surviving entity renamed Flagstar Bank, N.A. as a member of the FHLBNY.

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of our 2022 Annual Report, and the risks set forth below:

●	changes in economic and market conditions, including the evolving risks relating to the March 2023 U.S. banking sector liquidity crisis;
●	changes in demand for Bank advances and other products resulting from changes in members’ and FDIC deposit flows and members’ credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (COs) of the FHLBanks;
●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;
●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;

●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war (including, but not limited to, the war between Ukraine and Russia) or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	65-66
1.1	Financial Condition	67
2.1 - 2.8	Advances	69-74
3.1 - 3.8	Investments	75-79
4.1 - 4.3	Mortgage Loans	80-81
5.1 - 5.10	Consolidated Obligations	82-86
6.1 - 6.4	Capital	87-89
7.1	Derivatives	90-91
8.1 - 8.3	Liquidity	92-93
9.1 - 9.11	Results of Operations	95-108
10.1	Assessments	109

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

The third quarter of 2023 featured continued support of liquidity to our members as their liquidity positions stabilized from the temporary but widespread liquidity crisis within the U.S. banking sector that occurred in the first quarter of 2023. There was reduced advances demand and the Bank’s par advances position decreased to $103.2 billion at September 30, 2023 from $110.2 billion at June 30, 2023. Through the third quarter of 2023, the Bank has met the liquidity demands of our members through reliable and uninterrupted funding.

FHLBank System at 100: Focusing on the Future Report. The Federal Housing Finance Agency (FHFA) has released its FHLBank System at 100: Focusing on the Future Report. The Bank is reviewing the recommendations and will engage with the FHFA, Congress, our Board, our members, and employees in the weeks and months ahead to continue delivering on our mission. We are unable to determine at this time the impact that the report’s recommendations will have on our financial condition and results of operations. We will be engaging with the FHFA and other stakeholders over the coming weeks and months to ensure that the FHLB System remains well positioned to serve our members and their communities.

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

Third Quarter 2023 Financial Results

Net income — Net income for the third quarter of 2023 was $181.9 million, an increase of $52.4 million, or 40.4%, from net income of $129.5 million for the same period in 2022. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for the third quarter of 2023 was $242.5 million, an increase of $73.9 million, or 43.9%, from $168.6 million for the same period in 2022. This increase was primarily attributed to an increase in interest rate yields of 285 basis points and in average earning assets balances by $22.9 billion in the third quarter of 2023 compared with the same period in 2022. Average advances balances increased $13.4 billion to $100.0 billion in the third quarter of 2023, up from $86.6 billion in the same period in 2022. In the third quarter of 2023, overnight and short-term investments in federal funds and overnight repurchase agreements benefited from rising yields for money market investments. While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation short-term and floating-rate bonds. Net interest spread decreased to 32 basis points in the third quarter of 2023 compared to 38 basis points in the same period in 2022.

Return on average equity (ROE) for the third quarter of 2023 was 9.13%, compared to ROE of 7.39% for the same period in 2022.

Other income (loss) — Other income (loss) decreased by $12.3 million, resulting from a smaller gain of $11.7 million in the third quarter of 2023 compared to a gain of $24.0 million in the same period in 2022. Primary components are summarized below:

●	Financial instruments carried at fair values — In 2023 third quarter, FVO instruments reported valuation losses of $18.1 million. In 2022 third quarter, FVO instruments reported fair value gains of $96.7 million.
●	Derivative activities reported gains in Other income of $79.3 million in the third quarter of 2023, compared to gains of $78.2 million in the third quarter of 2022. These gains were primarily from Interest rate swaps designated as economic hedges of fixed-rate treasury securities. The fair value gains on Interest rate swaps in economic hedges largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $51.7 million and $151.2 million in the third quarter of 2023 and 2022, respectively. The marked-to-market volatility was largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net losses of $2.8 million in the third quarter of 2023, compared to net losses of $4.0 million in the prior year period.

Other expenses were $52.1 million for the third quarter of the current year, compared to $48.8 million for the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $20.2 million for the third quarter of the current year, compared to $14.4 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were relative with changes in Net income.

Dividend payments — A quarterly cash dividend of $2.12 per share (8.50% annualized) was paid in the third quarter of the current year, compared to $1.37 per share (5.50% annualized) in the same period of the prior year.

Financial Condition — September 30, 2023 compared to December 31, 2022

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets decreased to $144.4 billion at September 30, 2023 from $157.4 billion at December 31, 2022, a decrease of $13.0 billion, or 8.2%. As of September 30, 2023, advances were $101.5 billion, a decrease of $13.8 billion, or 12.0%, from $115.3 billion at December 31, 2022.

Cash at banks was $46.6 million at September 30, 2023, compared to $27.4 million at December 31, 2022.

Liquidity investments — Money market investments at September 30, 2023 were $11.0 billion in federal funds sold and $1.0 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances decreased slightly as we continue to ensure an ample supply of funds to meet potential liquidity demands from members in the aftermath of the banking crisis in mid-March. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.5 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $4.8 billion and $7.1 billion at September 30, 2023 and December 31, 2022, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $7.4 billion at September 30, 2023 and $6.0 billion at December 31, 2022 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place such as deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at September 30, 2023 to $103.2 billion, compared to $116.9 billion at December 31, 2022. Short-term fixed-rate advances decreased by 49.1% to $12.6 billion at September 30, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 15.4% to $28.9 billion at September 30, 2023, compared to $25.1 billion at December 31, 2022. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $410.2 million and $462.1 million at September 30, 2023 and December 31, 2022, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.0 billion and $5.5 billion at September 30, 2023 and December 31, 2022, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at September 30, 2023, slightly lower than the balance at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.8 billion and $9.2 billion at September 30, 2023 and December 31, 2022, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.5 million on private-label MBS at September 30, 2023 versus $0.2 million at December 31, 2022.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at September 30, 2023 and December 31, 2022. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at September 30, 2023, slightly lower than the balance at December 31, 2022.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $84.7 million at September 30, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.7 billion at September 30, 2023, a decrease of $112.6 million from the balance at December 31, 2022. Unpaid principal balance of MAP loans stood at $393.1 million at September 30, 2023 compared to $221.1 million at December 31, 2022.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2023, were lower than December 31, 2022. Allowance for credit losses increased to $3.4 million at September 30, 2023 compared to $1.9 million at December 31, 2022. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Capital ratios — Our capital position remains strong. At September 30, 2023, actual risk-based capital was $8.1 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $989.9 million at September 30, 2023 compared to $749.5 million at December 31, 2022. To support $144.4 billion of total assets at September 30, 2023, the minimum required total capital was $5.8 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.1 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At September 30, 2023 balance sheet leverage (based on U.S. GAAP) was 18.3 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

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

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2023	2023	2023	2022	2022
Investments (a)	$39,955	$59,806	$56,765	$39,103	$35,514
Advances	101,488	108,573	126,251	115,293	91,871
Mortgage loans held-for-portfolio, net (b)	2,165	2,139	2,094	2,107	2,136
Total assets	144,421	171,408	185,937	157,391	130,130
Deposits and borrowings	2,721	2,927	3,782	1,027	1,115
Consolidated obligations, net
Bonds	96,374	101,049	112,475	85,498	72,174
Discount notes	36,397	57,912	59,922	61,793	49,030
Total consolidated obligations	132,771	158,961	172,397	147,291	121,204
Mandatorily redeemable capital stock	7	7	6	5	11
AHP liability	171	159	144	131	125
Capital
Capital stock	5,750	6,362	6,860	6,387	5,331
Retained earnings
Unrestricted	1,291	1,288	1,238	1,185	1,149
Restricted	1,030	994	951	911	880
Total retained earnings	2,321	2,282	2,189	2,096	2,029
Accumulated other comprehensive income (loss)	(189)	(126)	(182)	(136)	(177)
Total capital	7,882	8,518	8,867	8,347	7,183
Equity to asset ratio (c)(j)	5.46%	4.97%	4.77%	5.30%	5.52%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2023	2023	2023	2022	2022	2023	2022
Investments (a)	$47,125	$57,880	$44,793	$37,624	$37,433	$49,941	$36,163
Advances	100,026	122,518	115,452	97,606	86,597	112,609	77,740
Mortgage loans held-for-portfolio, net	2,150	2,122	2,099	2,121	2,154	2,124	2,211
Total assets	151,570	184,653	166,562	139,664	127,737	167,540	117,661
Interest-bearing deposits and other borrowings	3,044	2,825	3,060	966	920	2,976	1,062
Consolidated obligations, net
Bonds	96,223	108,638	98,634	76,116	67,336	101,156	60,937
Discount notes	41,562	62,001	53,910	52,814	50,766	52,446	47,294
Total consolidated obligations	137,785	170,639	152,544	128,930	118,102	153,602	108,231
Mandatorily redeemable capital stock	9	7	6	5	11	7	29
AHP liability	162	146	136	126	125	148	133
Capital
Capital stock	5,777	6,762	6,390	5,592	5,119	6,307	4,759
Retained earnings
Unrestricted	1,270	1,235	1,185	1,149	1,111	1,231	1,101
Restricted	1,007	965	924	891	862	966	846
Total retained earnings	2,277	2,200	2,109	2,040	1,973	2,197	1,947
Accumulated other comprehensive income (loss)	(147)	(167)	(119)	(204)	(141)	(145)	(88)
Total capital	7,907	8,795	8,380	7,428	6,951	8,359	6,618

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Nine months ended
Operating Results and Other Data	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in millions, except earnings and dividends per share, and headcount)	2023	2023	2023	2022	2022	2023	2022
Net income	$182	$215	$199	$154	$130	$596	$263
Net interest income (d)	242	275	230	196	169	747	438
Dividends paid in cash (e)	143	122	106	87	64	371	165
AHP expense	20	24	22	17	14	66	29
Return on average equity (f)(g)(j)	9.13%	9.84%	9.61%	8.25%	7.39%	9.54%	5.31%
Return on average assets (g)(j)	0.48%	0.47%	0.48%	0.44%	0.40%	0.48%	0.30%
Other non-interest income (loss)	12	18	41	33	24	71	(4)
Operating expenses (h)	45	44	44	50	42	133	119
Finance Agency and Office of Finance expenses	5	5	5	5	5	15	16
Total other expenses (k)	52	52	50	58	49	154	142
Operating expenses ratio (g)(i)(j)	0.12%	0.10%	0.11%	0.14%	0.13%	0.11%	0.13%
Earnings per share	$3.15	$3.19	$3.11	$2.88	$2.61	$9.45	$5.52
Dividends per share	$2.12	$1.91	$1.89	$1.70	$1.37	$5.92	$3.64
Headcount (Full/part time)	341	335	333	327	333	341	333

(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $3.4 million, $3.5 million, $1.8 million, $1.9 million and $1.7 million for the periods ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2023	December 31, 2022	dollar amount	percentage
Assets
Cash and due from banks	$46,642	$27,420	$19,222	70.10%
Interest-bearing deposits	2,545,000	1,750,000	795,000	45.43
Securities purchased under agreements to resell	995,000	4,245,000	(3,250,000)	(76.56)
Federal funds sold	11,020,000	9,470,000	1,550,000	16.37
Trading securities	4,848,969	7,113,419	(2,264,450)	(31.83)
Equity Investments	84,670	81,754	2,916	3.57
Available-for-sale securities	8,495,170	7,088,870	1,406,300	19.84
Held-to-maturity securities	11,966,402	9,354,048	2,612,354	27.93
Advances	101,488,375	115,292,876	(13,804,501)	(11.97)
Mortgage loans held-for-portfolio	2,164,526	2,106,969	57,557	2.73
Accrued interest receivable	514,567	437,823	76,744	17.53
Premises, software, and equipment	71,403	77,710	(6,307)	(8.12)
Operating lease right-of-use assets	56,250	60,338	(4,088)	(6.78)
Derivative assets	110,399	163,921	(53,522)	(32.65)
Other assets	13,757	121,341	(107,584)	(88.66)
Total assets	$144,421,130	$157,391,489	$(12,970,359)	(8.24)%

Liabilities
Deposits
Interest-bearing demand	$2,713,465	$1,015,991	$1,697,474	167.08%
Non-interest-bearing demand	7,802	10,946	(3,144)	(28.72)
Total deposits	2,721,267	1,026,937	1,694,330	164.99
Consolidated obligations
Bonds	96,374,534	85,497,755	10,876,779	12.72
Discount notes	36,396,962	61,792,989	(25,396,027)	(41.10)
Total consolidated obligations	132,771,496	147,290,744	(14,519,248)	(9.86)
Mandatorily redeemable capital stock	7,273	4,578	2,695	58.87

Accrued interest payable	633,954	370,456	263,498	71.13
Affordable Housing Program	170,861	131,394	39,467	30.04
Derivative liabilities	33,811	15,333	18,478	120.51
Other liabilities	131,791	131,360	431	0.33
Operating lease liabilities	68,611	73,304	(4,693)	(6.40)
Total liabilities	136,539,064	149,044,106	(12,505,042)	(8.39)
Capital	7,882,066	8,347,383	(465,317)	(5.57)
Total liabilities and capital	$144,421,130	$157,391,489	$(12,970,359)	(8.24)%

Balance Sheet overview September 30, 2023 and December 31, 2022

Total assets decreased to $144.4 billion at September 30, 2023 from $157.4 billion at December 31, 2022, a decrease of $13.0 billion, or 8.2%.

Cash at banks was $46.6 million at September 30, 2023, compared to $27.4 million at December 31, 2022.

Money market investments at September 30, 2023 were $11.0 billion in federal funds sold and $1.0 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances decreased slightly as we continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $16.5 billion, $11.5 billion and $12.3 billion in the third quarter of 2023, the fourth quarter of 2022 and the third quarter of 2022, respectively. Resale agreements averaged $2.5 billion, $225.2 million and $28.3 million in the third quarter of 2023, the fourth quarter of 2022 and the third quarter of 2022, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.5 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively.

Advances — Par balances decreased at September 30, 2023 to $103.2 billion, compared to $116.9 billion at December 31, 2022. Short-term fixed-rate advances decreased by 49.1% to $12.6 billion at September 30, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 15.4% to $28.9 billion at September 30, 2023, compared to $25.1 billion at December 31, 2022.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $410.2 million at September 30, 2023 and $462.1 million at December 31, 2022. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.0 billion at September 30, 2023 and $5.5 billion at December 31, 2022. We acquired $1.8 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.1 billion at September 30, 2023, slightly lower than the balance at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.8 billion at September 30, 2023 and $9.2 billion at December 31, 2022. We acquired $3.1 billion (par) of floating-rate and $0.1 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at September 30, 2023 and December 31, 2022.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2023, trading investments were $4.8 billion in U.S. Treasury securities. At December 31, 2022, trading investments were $7.1 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $84.7 million at September 30, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.7 billion at September 30, 2023, a decrease of $112.6 million from the balance at December 31, 2022. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $393.1 million at September 30, 2023, an increase of $172.0 million from the balance at December 31, 2022. Paydowns for the total portfolio for nine months ended September 30, 2023 were $125.0 million compared to $235.4 million for the same period in 2022. Acquisitions for the nine months ended September 30, 2023 were $188.9 million compared to $57.2 million for the same period in 2022. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are declining, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2023 were lower than December 31, 2022. Allowance for credit losses increased to $3.4 million at September 30, 2023 compared to $1.9 million at December 31, 2022.

Capital ratios — Our capital position remains strong. At September 30, 2023, actual risk-based capital was $8.1 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $989.9 million at September 30, 2023 compared to $749.5 million at December 31, 2022. To support $144.4 billion of total assets at September 30, 2023, the minimum required total capital was $5.8 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.1 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2023 balance sheet leverage (based on U.S. GAAP) was 18.3 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2023 included $31.2 million as demand cash balances at the FRBNY, $12.0 billion in short-term and overnight investments in the federal funds and resale agreements, and $7.4 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — The FHLBNY has transitioned all LIBOR-indexed instruments, and has no LIBOR exposure at September 30, 2023.

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

Carrying values of advances outstanding were $101.5 billion at September 30, 2023 and $115.3 billion at December 31, 2022. Carrying values included cumulative hedging basis adjustment losses of $1.7 billion at September 30, 2023 and $1.6 billion at December 31, 2022.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$28,913,390	28.01%	$25,063,390	21.43%
Fixed Rate Advances	54,581,116	52.88	54,523,869	46.64
Short-Term Advances	12,552,624	12.16	24,674,722	21.10
Mortgage Matched Advances	372,709	0.36	78,639	0.07
Overnight & Line of Credit (OLOC) Advances	3,685,922	3.57	9,231,475	7.89
All other categories	3,116,722	3.02	3,357,759	2.87
Total par value	103,222,483	100.00%	116,929,854	100.00%
Advance discounts	(4,417)		(2,083)
Hedge valuation basis adjustments	(1,729,691)		(1,634,895)
Total	$101,488,375		$115,292,876

Member Pledged Collateral

Member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY. Eligible collateral includes: (1) one-to-four-family mortgages; (2) multi-family & commercial real estate mortgages; (3) Treasury and U.S. government agency securities; (4) private label commercial mortgage-backed securities; and (5) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value, can be liquidated in due course, and the Bank has the ability to perfect its security interest. The FHLBNY also has a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members. The FHLBNY’s loan and collateral agreements give the Bank security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. FHLBNY may supplement this security interest by imposing additional collateral delivery requirements on our member borrowers based on the overall financial strength of the member. To ensure that the FHLBNY has sufficient collateral to cover credit extensions, the FHLBNY has established a Collateral Lendable Value methodology. This methodology ensures that the FHLBNY remains fully collateralized by establishing risk-based lendable values for each pledged collateral type. These lendable values are periodically reassessed to ensure that they are reflective of current market conditions.

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
September 30, 2023	$103,222,483	$19,429,670	$122,652,153	$360,325,485	$67,025,205	$427,350,690
December 31, 2022	$116,929,854	$22,790,754	$139,720,608	$338,641,587	$81,962,704	$420,604,291

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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
September 30, 2023	$68,203,805	$359,146,885	$427,350,690
December 31, 2022	$82,658,830	$337,945,461	$420,604,291

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$72,631,336	70.36%	$90,424,460	77.33%
Variable-rate (b)	30,585,390	29.63	26,505,390	22.67
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	5,757	0.01	4	—
Total par value	103,222,483	100.00%	116,929,854	100.00%
Advance discounts	(4,417)		(2,083)
Hedge valuation basis adjustments	(1,729,691)		(1,634,895)
Total	$101,488,375		$115,292,876

(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2023, with only 7.2% of advances in the remaining maturity bucket of greater than 5 years (6.5% at December 31, 2022). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	September 30, 2023		December 31, 2022		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$41,814,027	40.51%	$61,444,708	52.55%	$(19,630,681)	(31.95)%
Due after 1 year through 3 years	13,973,305	13.54	14,399,676	12.31	(426,371)	(2.96)
Due after 3 years through 5 years	8,567,640	8.30	6,405,303	5.48	2,162,337	33.76
Due after 5 years through 15 years	4,355,654	4.22	4,085,973	3.49	269,681	6.60
Thereafter	51	—	161	—	(110)	(68.32)
Total principal amount	68,710,677	66.57	86,335,821	73.83	(17,625,144)	(20.41)

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	112,450	0.11	—	—	112,450	NM
Due after 3 years through 5 years	1,368,000	1.33	1,505,000	1.29	(137,000)	(9.10)
Due after 5 years through 15 years	2,067,500	2.00	2,505,000	2.14	(437,500)	(17.47)
Thereafter	—	—	—	—	—	NM
Total principal amount	3,547,950	3.44	4,010,000	3.43	(462,050)	(11.52)

Variable-rate
Due in 1 year or less	24,686,390	23.92	21,493,000	18.38	3,193,390	14.86
Due after 1 year through 3 years	4,679,000	4.53	3,792,390	3.24	886,610	23.38
Due after 3 years through 5 years	220,000	0.21	220,000	0.19	—	—
Due after 5 years through 15 years	1,000,000	0.97	1,000,000	0.86	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	30,585,390	29.63	26,505,390	22.67	4,080,000	15.39

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	—	—	—	NM

Other (b)
Due in 1 year or less	69,878	0.07	33,362	0.03	36,516	NM
Due after 1 year through 3 years	123,108	0.11	28,356	0.02	94,752	NM
Due after 3 years through 5 years	175,399	0.16	11,459	0.01	163,940	NM
Due after 5 years through 15 years	4,048	0.01	4,985	0.01	(937)	(18.80)
Thereafter	276	—	477	—	(201)	(42.14)
Total principal amount	372,709	0.35	78,639	0.07	294,070	NM

Overdrawn and overnight deposit accounts	5,757	0.01	4	—	5,753	NM
Total principal amount advances	103,222,483	100.00%	116,929,854	100.00%	(13,707,371)	(11.72)%
Other adjustments, net (c)	(1,734,108)		(1,636,978)		(97,130)
Total advances	$101,488,375		$115,292,876		$(13,804,501)

(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.

(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	September 30, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullets (a)	$50,223,424	$39,392,241
Fixed-rate putable (b)	3,547,950	4,010,000
Fixed-rate with embedded cap	—	350,000
Total qualifying hedges	$53,771,374	$43,752,241

Aggregate par amount of advances hedged (c)	$53,940,574	$44,070,441
Fair value basis (hedging adjustments)	$(1,729,691)	$(1,634,895)

(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2023 and December 31, 2022, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	September 30, 2023	December 31, 2022
Putable (a)	$3,547,950	$4,010,000
No-longer putable/callable	$—	$—

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2023	2022	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,105,248	$1,109,029	$(3,781)	(0.34)%
Held-to-maturity securities, at carrying value, net	168,910	177,117	(8,207)	(4.63)
Total HFA securities	1,274,158	1,286,146	(11,988)	(0.93)

Trading securities (b)	4,848,969	7,113,419	(2,264,450)	(31.83)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	7,389,922	5,979,841	1,410,081	23.58
Held-to-maturity securities, at carrying value, net (c)	11,797,492	9,176,931	2,620,561	28.56
Total MBS securities	19,187,414	15,156,772	4,030,642	26.59

Equity investments in Grantor trust (d)	84,670	81,754	2,916	3.57
Interest-bearing deposits	2,545,000	1,750,000	795,000	45.43
Securities purchased under agreements to resell	995,000	4,245,000	(3,250,000)	(76.56)
Federal funds sold	11,020,000	9,470,000	1,550,000	16.37
Total Investments	$39,955,211	$39,103,091	$852,120	2.18%

(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions of State and local housing finance agency bonds for the nine months ended September 30, 2023. Payments from HTM portfolio were $8.2 million and payments from the AFS portfolio were $3.1 million.

(b)

Trading securities comprised of U.S. Treasury securities at September 30, 2023 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $700.0 million par of U.S. Treasury notes during the three quarters of 2023.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	September 30, 2023			December 31, 2022
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,342,517	$2,308,715	29.72%	$2,099,507	$2,071,390	25.15%
Freddie Mac	16,798,485	16,264,431	213.12	13,001,618	12,604,915	155.76
Ginnie Mae	6,725	6,725	0.09	7,477	7,477	0.09
All Others - PLMBS	39,687	42,227	0.50	48,170	52,016	0.58
Non-MBS, net (b)	1,274,158	1,261,819	16.17	1,286,146	1,272,277	15.41
Total Investment Debt Securities	$20,461,572	$19,883,917	259.60%	$16,442,918	$16,008,075	196.98%

Categorized as:

Available-for-Sale Securities	$8,495,170	$8,495,170		$7,088,870	$7,088,870

Held-to-Maturity Securities, net	$11,966,402	$11,388,747		$9,354,048	$8,919,205

(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	September 30, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$116	$11,757,995	$28,957	$236	$10,188	$11,797,492
State and local housing finance agency obligations	—	168,910	—	—	—	168,910
Total Long-term securities	$116	$11,926,905	$28,957	$236	$10,188	$11,966,402

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$140	$9,128,951	$35,898	$382	$11,560	$9,176,931
State and local housing finance agency obligations	—	175,974	1,143	—	—	177,117
Total Long-term securities	$140	$9,304,925	$37,041	$382	$11,560	$9,354,048

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	September 30, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,389,922	$—	$—	$—	$7,389,922
State and local housing finance agency obligations	12,365	1,092,883	—	—	—	1,105,248
Total Long-term securities	$12,365	$8,482,805	$—	$—	$—	$8,495,170

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,979,841	$—	$—	$—	$5,979,841
State and local housing finance agency obligations	14,622	1,093,657	—	750	—	1,109,029
Total Long-term securities	$14,622	$7,073,498	$—	$750	$—	$7,088,870

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2023		December 31, 2022
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$484,434	3.29%	$375,711	3.04%
Due after one year through five years	6,384,139	3.69	5,610,679	3.36
Due after five years through ten years	9,358,893	3.41	7,654,366	2.83
Due after ten years	3,266,193	5.34	1,750,120	3.80
Total Mortgage-backed securities	$19,493,659	3.82%	$15,390,876	3.14%

(a)	Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in tandem with changes in the SOFR-OIS.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2023	December 31, 2022
Current face value of hedged CMBS	$6,612,604	$4,787,741
Partial-term hedge face value of hedged CMBS	$5,944,000	$4,263,000
Cumulative basis adjustment gains (losses)	$(810,730)	$(575,104)
Interest rate swap contracts (par)	$5,944,000	$4,263,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $1.0 billion at September 30, 2023 and $4.2 billion at December 31, 2022. Resale agreements averaged $2.5 billion and $225.2 million in the third quarter of 2023 and the fourth quarter of 2022, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $11.0 billion at September 30, 2023, and $9.5 billion at December 31, 2022, and averaged $16.5 billion and $11.5 billion in the third quarter of 2023 and the fourth quarter of 2022, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	September 30, 2023	December 31, 2022
Par value	$5,450,925	$7,675,925
Amortized cost	$5,259,278	$7,486,397
Carrying/Fair value	$4,848,969	$7,113,419

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	September 30, 2023	December 31, 2022
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$5,450,925	$7,675,925
Par amounts of interest rate swaps	$5,450,925	$7,775,925

(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.1 billion at September 30, 2023, an increase of $59.4 million (net of acquisitions and paydowns) from the balance at December 31, 2022. Mortgage loan balances increased due to an increase in acquisitions. During 2023, the Bank purchased $188.9 million of mortgage loans from members and paydowns were $125.0 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at September 30, 2023 were lower than December 31, 2022. Allowance for credit losses was $3.4 million at September 30, 2023, and $1.9 million at December 31, 2022. This increase was primarily due to the implementation of a new vendor model as our existing vendor exited this service.

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

The FHLBNY was notified on November 3, 2023 by our MAP Master Servicer, Mr. Cooper, that it experienced a cyber incident involving an unauthorized third party accessing certain internal systems of Mr. Cooper. At this time, we do not believe any FHLBNY accounting data or MAP consumer privacy data has been affected. However, as part of its response protocols, Mr. Cooper has deployed containment measures to protect its systems and data, including locking down certain systems as a precautionary measure. As a result of these protocols, Participating Financial Institutions (PFI) may be delayed in uploading their monthly MAP servicing remittance reports to the Mr. Cooper website, until the situation is resolved, or other alternative reporting protocols are established. We do not believe that this incident will be material to our operations, and we will continue to work with Mr. Cooper and our MAP PFIs to obtain these accounting reports using alternative data transmission methods.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    MPF by Conventional and Insured Loans

	September 30, 2023	December 31, 2022
Federal Housing Administration and Veteran Administration insured loans	$129,322	$139,015
Conventional loans	1,638,377	1,743,571
Allowance for credit losses on mortgage loans	(2,351)	(1,665)
MPF loans held-for-portfolio, net (a)	$1,765,348	$1,880,921

(a)	Balances represent MPF portfolio; MAP portfolio balance of $399.2 million as of September 30, 2023 and $226.0 million as of December 31, 2022 were not included.

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

Table 4.2    Geographic Concentration of MPF Loans

	September 30, 2023		December 31, 2022
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State (a)	73.6%	69.0%	73.6%	68.9%

(a)	MAP loans were not included in the above calculation.

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	September 30, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$170,988	9.81%
Bethpage Federal Credit Union	139,903	8.03
Citizens Bank, N.A. (a)	123,252	7.07
Webster Bank, N.A. (b)	116,467	6.69
Manasquan Bank	97,445	5.59
All Others	1,094,518	62.81
Total (c)	$1,742,573	100.00%

	December 31, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$179,424	9.67%
Bethpage Federal Credit Union	146,068	7.87
Citizens Bank, N.A. (a)	132,105	7.12
Webster Bank, N.A. (b)	124,915	6.73
Manasquan Bank	102,641	5.54
All Others	1,169,975	63.07
Total (c)	$1,855,128	100.00%

(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	MAP unpaid principal balances of $393.1 million as of September 30, 2023 and $221.1 million as of December 31, 2022 were not included.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $132.8 billion and $147.3 billion at September 30, 2023 and December 31, 2022, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $96.4 billion (par, $98.2 billion) at September 30, 2023, compared to $85.5 billion (par, $87.5 billion) at December 31, 2022. The carrying value of Consolidated obligation discount notes outstanding was $36.4 billion at September 30, 2023 and $61.8 billion at December 31, 2022.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $28.8 billion at September 30, 2023 and $33.0 billion at December 31, 2022.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$33,425,575	34.04%	$30,482,290	34.83%
Fixed-rate, callable	32,355,130	32.95	18,676,130	21.34
Step Up, callable	3,511,000	3.58	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	—	—	250,000	0.29
Single-index floating rate	28,843,350	29.38	32,733,000	37.40
Total par value	98,187,055	100.00%	87,515,420	100.00%

Bond premiums	91,730		123,477
Bond discounts	(25,782)		(26,341)
Hedge valuation basis adjustments (a)	(1,820,714)		(2,015,128)
Hedge basis adjustments on de-designated hedges (b)	108,424		114,430
FVO (c) - valuation adjustments and accrued interest	(166,179)		(214,103)
Total Consolidated obligation bonds	$96,374,534		$85,497,755

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $1.8 billion at September 30, 2023 and $2.0 billion at December 31, 2022. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullet bonds	$19,864,020	$16,995,505
Fixed-rate callable bonds	33,726,130	22,614,130
	$53,590,150	$39,609,635

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2023	December 31, 2022
Bonds designated under FVO	$4,373,965	$4,373,965

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2023	December 31, 2022
Bonds designated as economically hedged
Fixed-rate bonds (a)	1,495,000	15,000
	$1,495,000	$15,000

(a)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date (a)

	September 30, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$75,016,055	76.41%	$63,600,290	72.67%
Due or callable after one year through two years	10,966,755	11.17	11,586,805	13.24
Due or callable after two years through three years	5,242,690	5.34	3,061,985	3.50
Due or callable after three years through four years	1,876,065	1.91	3,164,905	3.62
Due or callable after four years through five years	1,595,130	1.62	1,487,435	1.70
Thereafter	3,490,360	3.55	4,614,000	5.27
Total par value	$98,187,055	100.00%	$87,515,420	100.00%

(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2023	December 31, 2022
Callable	$35,918,130	$24,300,130
Non-Callable	$62,268,925	$63,215,290

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	September 30, 2023	December 31, 2022
Par value	$37,028,613	$62,295,735
Amortized cost	$36,421,493	$61,832,418
Hedge value basis adjustments (a)	(24,530)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	(1)	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$36,396,962	$61,792,989
Weighted average interest rate	5.15%	3.97%

(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $33.1 billion and $34.6 billion were hedged under ASC 815 qualifying fair value hedges at September 30, 2023 and December 31, 2022, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at September 30, 2023 and December 31, 2022.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2023	December 31, 2022
Discount notes hedged under qualifying hedge	$33,109,712	$34,626,552

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2023	December 31, 2022
Discount notes designated as economic hedges (a)	$121,369	$13,940,198

(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2023	December 31, 2022
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,608,000

(a)

Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 9 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to variable-rate instruments. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at September 30, 2023 and December 31, 2022.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $634.0 million at September 30, 2023 and $370.5 million at December 31, 2022. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $131.8 million at September 30, 2023 and $131.4 million at December 31, 2022. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table6.1    Stockholders’ Capital

	September 30, 2023	December 31, 2022
Capital Stock (a)	$5,750,333	$6,387,701
Unrestricted retained earnings (b)	1,290,967	1,185,112
Restricted retained earnings (c)	1,030,098	910,855
Accumulated Other Comprehensive Income (Loss)	(189,332)	(136,285)
Total Capital	$7,882,066	$8,347,383

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

(c)

Restricted retained earnings — Restricted retained earnings balance at September 30, 2023 has grown to $1.0 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at September 30, 2023 was $1.4 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.0 billion at September 30, 2023. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2023	December 31, 2022
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(814)	$(998)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(1,117,133)	(808,772)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	810,730	575,104
Net Cash flow hedging gains (losses) (c)	122,747	102,200
Employee supplemental retirement plans (d)	(4,862)	(3,819)
Total Accumulated other comprehensive income (loss)	$(189,332)	$(136,285)

(a)

Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net unrealized losses of $1.1 billion at September 30, 2023 and net unrealized losses of $808.8 million at December 31, 2022, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $810.7 million and $575.1 million at September 30, 2023 and December 31, 2022, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.

(c)

Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	September 30, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	20,958	799	235,626
Amount reclassified	—	931	—
Fair Value - closed contract	—	(2,141)	—
Ending balance	$124,426	$(1,679)	$810,730

Notional amount of swaps outstanding	$1,608,000	$25,000	$5,944,000

	December 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	198,069	(805)	544,437
Amount reclassified	—	1,190	—
Fair Value - closed contract	—	5,245	—
Ending balance	$103,468	$(1,268)	$575,104

Notional amount of swaps outstanding	$1,608,000	$54,005	$4,263,000

	September 30, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	203,892	3,554	565,822
Amount reclassified	—	1,010	—
Fair Value - closed contract	—	1,736	—
Ending balance	$109,291	$(598)	$596,489

Notional amount of swaps outstanding	$1,608,000	$195,000	$4,003,000

(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2023	September 30, 2022
Cash dividends paid per share	$5.92	$3.64
Dividends paid (a)(c)	$371,116	$165,288
Pay-out ratio (b)	62.25%	62.87%

(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	September 30, 2023

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$6,802	$57	$—	$57	$—	$57
Cleared derivatives assets (d)	822,441	800	—	800	21,606	22,406
	829,243	857	—	857	21,606	22,463
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	45,046,830	(807,372)	915,740	108,368	(87,765)	20,603
Triple B liability (c)	5,685,000	(144,326)	145,500	1,174	—	1,174
Cleared derivatives liability (d)	123,274,363	—	—	—	719,478	719,478
	174,006,193	(951,698)	1,061,240	109,542	631,713	741,255
Total derivative positions with non-member counterparties to which the Bank had credit exposure	174,835,436	(950,841)	1,061,240	110,399	653,319	763,718
Delivery commitments
Derivative position with delivery commitments	7,177	—	—	—	—	—
Total derivative position with members	7,177	—	—	—	—	—
Total	$174,842,613	$(950,841)	$1,061,240	$110,399	$653,319	$763,718
Derivative positions without credit exposure	4,464,260
Total notional	$179,306,873

	December 31, 2022

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$699,583	$10,718	$(10,120)	$598	$—	$598
Cleared derivatives assets (d)	129,067,443	31,373	—	31,373	549,089	580,462
	129,767,026	42,091	(10,120)	31,971	549,089	581,060
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	9,654,020	(246,420)	376,180	129,760	(108,760)	21,000
Triple B liability (c)	6,035,000	(187,781)	189,970	2,189	—	2,189
Cleared derivatives liability (d)	839,545	—	—	—	27,667	27,667
	16,528,565	(434,201)	566,150	131,949	(81,093)	50,856
Total derivative positions with non-member counterparties to which the Bank had credit exposure	146,295,591	(392,110)	556,030	163,920	467,996	631,916
Delivery commitments
Derivative position with delivery commitments	9,837	1	—	1	(1)	—
Total derivative position with members	9,837	1	—	1	(1)	—
Total	$146,305,428	$(392,109)	$556,030	$163,921	$467,995	$631,916
Derivative positions without credit exposure	27,737,130
Total notional	$174,042,558

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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $741.1 million and $576.8 million in marketable securities as collateral at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022 we did not pledge cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2023	$3,058	$93,912	$90,854
June 30, 2023	2,821	115,971	113,150
March 31, 2023	2,899	109,181	106,282
December 31, 2022	887	90,794	89,907

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2023	$34,167	$41,218	$7,051
June 30, 2023	31,863	53,127	21,264
March 31, 2023	19,411	44,351	24,940
December 31, 2022	6,990	32,666	25,676

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2023	$2,749	$40,528	$37,779
June 30, 2023	4,127	51,590	47,463
March 31, 2023	3,137	42,038	38,901
December 31, 2022	2,269	29,280	27,011

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

Cash flows

Cash and due from Banks was $46.6 million at September 30, 2023 and $21.3 million at September 30, 2022. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $1.2 billion in net cash inflows in the nine months ended September 30, 2023, compared to net cash inflows of $2.1 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $596.2 million in the nine months ended September 30, 2023 and $262.9 million in the same period in the prior year; (b) Net cash inflows from Derivatives and hedging activities were $377.4 million in the nine months ended September 30, 2023, compared to net cash inflows of $1.3 billion in the same period in the prior year; and (c) Positive adjustments to operating cash flows of $37.8 million to recognize unrealized valuation losses on U.S. Treasury securities at September 30, 2023, compared to positive adjustments of $408.2 million to recognize unrealized valuation losses on U.S. Treasury securities in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $13.0 billion in net cash inflows in the nine months ended September 30, 2023 compared to $29.1 billion in net cash outflows in the same period in the prior year. In the nine months ended September 30, 2023, we acquired $657.8 million of Treasury securities compared to $4.6 billion in the same period of the prior year. Repayments from Treasury securities were $2.6 billion in the nine months ended September 30, 2023 compared to $1.4 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were $3.3 billion in the nine months ended September 30, 2023 compared to net cash inflows of $1.2 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $14.1 billion in the nine months ended September 30, 2023 compared to net cash inflows of $27.0 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2023 and September 30, 2022. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total interest income	$2,030,727	$806,362	$6,264,083	$1,415,037
Total interest expense	1,788,266	637,809	5,517,163	977,683
Net interest income before provision for credit losses	242,461	168,553	746,920	437,354
Provision (Reversal) for credit losses	(63)	(271)	1,813	(417)
Net interest income after provision for credit losses	242,524	168,824	745,107	437,771
Total other income (loss)	11,720	23,963	70,680	(4,120)
Total other expenses	52,115	48,813	153,276	141,395
Income before assessments	202,129	143,974	662,511	292,256
Affordable Housing Program Assessments	20,235	14,425	66,297	29,342
Net income	$181,894	$129,549	$596,214	$262,914

Net Income — 2023 Third Quarter Compared to 2022 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for the 2023 third quarter was $181.9 million, an increase of $52.4 million, or 40.4% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2023 third quarter Net interest income was $242.5 million, an increase of $73.9 million, or 43.9% compared to the same period in the prior year. Net interest spread was 32 basis points for the 2023 third quarter compared to 38 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for the quarter was a recovery of $63 thousand compared to a recovery of $0.3 million for the same period in the prior year. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Other income (loss) — Other income (loss) reported a gain of $11.7 million in the 2023 third quarter compared to a gain of $24.0 million in the same period in the prior year.

●	Service fees and other were $5.0 million in the 2023 third quarter compared to $4.3 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.

●	Financial instruments carried at fair values reported net valuation losses of $18.1 million in the 2023 third quarter compared to net gains of $96.7 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $79.3 million in Other income in the 2023 third quarter compared to net gains of $78.2 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $51.7 million in the 2023 third quarter compared to net fair value losses of $151.2 million in the same period in the prior year.
●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net fair value losses of $2.8 million in the 2023 third quarter compared to net losses of $4.0 million in the same period in the prior year.

Other expenses were $52.1 million in the 2023 third quarter compared to $48.8 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $20.7 million in the 2023 third quarter, up from $19.2 million in the same period in the prior year.
●	Compensation and benefits expenses were $24.1 million in the 2023 third quarter compared to $22.0 million in the same period in the prior year.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.1 million in the 2023 third quarter compared to $5.3 million in the same period in the prior year.
●	Other expenses were $2.3 million in the 2023 third quarter compared to $2.4 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $20.2 million in the 2023 third quarter compared to $14.4 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income - Year-to-Date Period Ended September 30, 2023 Compared to Year-to-Date Period Ended September 30, 2022

Net income in the year-to-date period in the current year was $596.2 million, an increase of $333.3 million, or 126.8% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $746.9 million, an increase of $309.6 million, or 70.8%. Net interest spread was 34 basis points in the current year-to-date period and 41 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, the aggregate impact was a gain of $70.7 million in the 2023 period compared to a loss of $4.1 million in the same period in the prior year.

Other expenses were $153.3 million in the year-to-date period in the current year, compared to $141.4 million in the same period in the prior year. Operating expenses were $57.4 million in the year-to-date period in the current year and $51.2 million in the prior year period. Compensation and benefits were $74.8 million in the year-to-date period in the current year, up from $66.9 million in the prior year period due to an increase in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $15.2 million in the year-to-date period in the current year, compared to $16.1 million in the prior year period. Other expenses were $5.8 million in the year-to-date period in the current year and $7.3 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $66.3 million in the year-to-date period in the current year, compared to $29.3 million in the same period in the prior year.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Total interest income (a)	$2,030,727	$806,362	151.84%	$6,264,083	$1,415,037	342.68%
Total interest expense (a)	1,788,266	637,809	180.38	5,517,163	977,683	464.31
Net interest income before provision for credit losses	$242,461	$168,553	43.85%	$746,920	$437,354	70.78%

(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the third quarter of the current year, Net interest income, before loan loss provisions, was $242.5 million, an increase of $73.9 million, or 43.9% from the third quarter of 2022. Primary driver was an increase in the yields and average balances of interest earning assets, principally advances. Additionally, $0.7 million of prepayment fees were recorded in Net interest income in the third quarter of 2023 compared to $0.5 million in the third quarter of 2022. Interest rates continued to increase during the year, impacting our interest revenues and opportunities for acquiring investments during most of the year.

In the third quarter of the current year, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than the third quarter of the prior year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 64 basis points in the third quarter of 2023, compared to 52 basis points in the prior year same period. Net interest spread in the third quarter of 2023 was 32 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 38 basis points in the prior year same period.

Stockholders’ capital, which is typically deployed to fund short-term interest-earning assets, increased to $8.1 billion in the third quarter of 2023, up from $7.1 billion in the same period in the prior year (as measured by average outstanding balance in the period). Increase in Capital stock was in line with increase in advances in the third quarter of 2023 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

In the 2023 year-to-date period, Net interest margin was 60 basis points compared to 50 basis points from the same period in the prior year. Net interest spread in the 2023 year-to-date period was 34 basis points compared to 41 basis points in the same period in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, increased to $8.5 billion in 2023 year-to-date period from $6.7 billion in the same period in the prior year.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $21.5 million in the third quarter of 2023, compared to net expense of $33.4 million in the third quarter of 2022. In the year-to-date period ended September 30, 2023, we recorded net income of $42.1 million to interest margin, compared to net expense of $112.2 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income	$1,698,401	$723,287	$5,354,397	$1,460,846
Fair value hedging effects	3,816	3,107	3,255	19,916
Amortization of basis adjustment	—	(36)	(10)	(108)
Interest rate swap accruals	328,510	80,004	906,441	(65,617)
Reported interest income	2,030,727	806,362	6,264,083	1,415,037

Interest expense	1,477,036	531,527	4,656,640	950,686
Fair value hedging effects	5,122	(5,763)	(2,416)	(14,051)
Amortization of basis adjustment	(944)	(1,389)	(1,423)	(5,488)
Interest rate swap accruals	307,052	113,434	864,362	46,536
Reported interest expense	1,788,266	637,809	5,517,163	977,683
Net interest income	$242,461	$168,553	$746,920	$437,354
Net interest adjustment - interest rate swaps	$21,096	$(23,207)	$49,163	$(72,806)

Spread and Yield Analysis — 2023 Periods Compared to 2022 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$100,026,220	$1,435,895	5.70%	$86,597,197	$565,508	2.59%
Interest bearing deposits and others	3,865,611	52,599	5.40	2,165,360	12,348	2.26
Federal funds sold and other overnight funds	18,953,315	253,299	5.30	12,329,239	69,510	2.24
Investments
Trading securities	5,220,776	34,529	2.62	7,749,733	25,581	1.31
Mortgage-backed securities
Fixed	14,420,250	152,200	4.19	12,713,148	91,640	2.86
Floating	4,468,939	65,240	5.79	2,474,700	16,155	2.59
State and local housing finance agency obligations	1,275,800	19,254	5.99	1,293,542	9,003	2.76
Mortgage loans held-for-portfolio	2,150,014	17,711	3.27	2,154,498	16,461	3.03
Loans to other FHLBanks	—	—	NM	24,511	156	2.53
Total interest-earning assets	$150,380,925	$2,030,727	5.36%	$127,501,928	$806,362	2.51%

Funded By:
Consolidated obligation bonds
Fixed	$65,065,355	$787,041	4.80%	$51,758,297	$289,185	2.22%
Floating	31,157,086	422,350	5.38	15,577,658	90,368	2.30
Consolidated obligation discount notes	41,562,101	538,808	5.14	50,766,523	253,400	1.98
Interest-bearing deposits and other borrowings	3,046,734	39,851	5.19	919,373	4,585	1.98
Mandatorily redeemable capital stock	9,474	216	9.02	10,958	271	9.81

Total interest-bearing liabilities	140,840,750	1,788,266	5.04%	119,032,809	637,809	2.13%

Other non-interest-bearing funds	1,486,411	—		1,377,140	—
Capital	8,053,764	—		7,091,979	—

Total Funding	$150,380,925	$1,788,266		$127,501,928	$637,809

Net Interest Income/Spread		$242,461	0.32%		$168,553	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.64%			0.52%

	Nine months ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$112,608,714	$4,493,759	5.34%	$77,740,022	$914,365	1.57%
Interest bearing deposits and others	4,016,288	151,909	5.06	1,923,534	16,705	1.16
Federal funds sold and other overnight funds	22,866,417	854,974	5.00	11,714,788	93,610	1.07
Investments
Trading securities	5,623,091	95,234	2.26	7,487,839	63,334	1.13
Mortgage-backed securities
Fixed	13,902,840	418,777	4.03	12,267,390	233,792	2.55
Floating	3,491,789	143,928	5.51	2,614,953	28,265	1.45
State and local housing finance agency obligations	1,281,360	54,036	5.64	1,217,186	15,239	1.67
Mortgage loans held-for-portfolio	2,123,972	51,395	3.24	2,210,510	49,499	2.99
Loans to other FHLBanks	1,832	71	5.15	18,333	228	1.66
Total interest-earning assets	$165,916,303	$6,264,083	5.05%	$117,194,555	$1,415,037	1.61%

Funded By:
Consolidated obligation bonds
Fixed	$59,536,426	$2,003,557	4.50%	$50,907,880	$512,872	1.35%
Floating	41,619,771	1,555,745	5.00	10,029,203	106,696	1.42
Consolidated obligation discount notes	52,445,488	1,870,646	4.77	47,294,194	350,424	0.99
Interest-bearing deposits and other borrowings	2,975,068	86,756	3.90	1,055,726	6,529	0.83
Mandatorily redeemable capital stock	7,237	459	8.48	28,783	1,162	5.40

Total interest-bearing liabilities	156,583,990	5,517,163	4.71%	109,315,786	977,683	1.20%

Other non-interest-bearing funds	828,703	—		1,172,137	—
Capital	8,503,610	—		6,706,632	—

Total Funding	$165,916,303	$5,517,163		$117,194,555	$977,683

Net Interest Income/Spread		$746,920	0.34%		$437,354	0.41%

Net Interest Margin
(Net interest income/Earning Assets)			0.60%			0.50%

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

NM – Not meaningful.

Rate and Volume Analysis — 2023 Periods Compared to 2022 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	September 30, 2023 vs. September 30, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$99,737	$770,650	$870,387
Interest bearing deposits and others	14,555	25,696	40,251
Federal funds sold and other overnight funds	51,759	132,030	183,789
Investments
Trading securities	(10,404)	19,352	8,948
Mortgage-backed securities
Fixed	13,586	46,974	60,560
Floating	19,369	29,716	49,085
State and local housing finance agency obligations	(125)	10,376	10,251
Mortgage loans held-for-portfolio	(34)	1,284	1,250
Loans to other FHLBanks	(78)	(78)	(156)

Total interest income	188,365	1,036,000	1,224,365

Interest Expense
Consolidated obligation bonds
Fixed	90,008	407,848	497,856
Floating	142,083	189,899	331,982
Consolidated obligation discount notes	(53,425)	338,833	285,408
Deposits and borrowings	20,728	14,538	35,266
Mandatorily redeemable capital stock	(34)	(21)	(55)

Total interest expense	199,360	951,097	1,150,457
Changes in Net Interest Income	$(10,995)	$84,903	$73,908

	For the nine months ended
	September 30, 2023 vs. September 30, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$565,033	$3,014,361	$3,579,394
Interest bearing deposits and others	33,106	102,098	135,204
Federal funds sold and other overnight funds	156,499	604,865	761,364
Investments
Trading securities	(18,919)	50,819	31,900
Mortgage-backed securities
Fixed	34,547	150,438	184,985
Floating	12,317	103,346	115,663
State and local housing finance agency obligations	845	37,952	38,797
Mortgage loans held-for-portfolio	(1,989)	3,885	1,896
Loans to other FHLBanks	(335)	178	(157)

Total interest income	781,104	4,067,942	4,849,046

Interest Expense
Consolidated obligation bonds
Fixed	100,667	1,390,018	1,490,685
Floating	805,916	643,133	1,449,049
Consolidated obligation discount notes	42,210	1,478,012	1,520,222
Deposits and borrowings	26,358	53,869	80,227
Mandatorily redeemable capital stock	(1,151)	448	(703)

Total interest expense	974,000	3,565,480	4,539,480
Changes in Net Interest Income	$(192,896)	$502,462	$309,566

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Interest Income
Advances	$1,435,895	$565,508	153.91%	$4,493,759	$914,365	391.46%
Interest-bearing deposits	52,599	12,348	325.97	151,909	16,705	809.36
Securities purchased under agreements to resell	32,518	135	NM	203,435	156	NM
Federal funds sold	220,781	69,375	218.24	651,539	93,454	597.18
Trading securities	34,529	25,581	34.98	95,234	63,334	50.37
Mortgage-backed securities
Fixed	152,200	91,640	66.08	418,777	233,792	79.12
Floating	65,240	16,155	303.84	143,928	28,265	409.21
State and local housing finance agency obligations	19,254	9,003	113.86	54,036	15,239	254.59
Mortgage loans held-for-portfolio	17,711	16,461	7.59	51,395	49,499	3.83
Loans to other FHLBanks	—	156	(100)	71	228	(68.86)
Total interest income	$2,030,727	$806,362	151.84%	$6,264,083	$1,415,037	342.68%

NM — Not meaningful.

Interest Income

Interest income for the 2023 third quarter was $2.0 billion, an increase of $1.2 billion, or 151.8% compared to the same period in 2022. To provide context, interest expense for the 2023 third quarter increased by 180.4% compared to the same period in the prior year.

For the 2023 third quarter compared to the 2022 third quarter, increase in interest revenue was contributed by rate-related increase of $1.0 billion and volume-related increase of $188.4 million.

Aggregate yield on earning assets in 2023 third quarter was 536 basis points, compared to 251 basis points in 2022 third quarter.

Interest income in the 2023 year-to-date period was $6.3 billion, an increase of $4.8 billion, or 342.7% compared to the same period in the prior year. To provide context, interest expense increased by 464.3% compared to the year-to-date period in the prior year.

Aggregate yield on earning assets in 2023 year-to-date period was 505 basis points, compared to 161 basis points for the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $870.4 million in the 2023 third quarter, compared to the same period in the prior year. Average advances balances were $100.0 billion in the 2023 third quarter, compared to $86.6 billion in the 2022 third quarter.

Compared to the same period in the prior year, higher market rates resulted in a favorable impact of $770.7 million and higher advances balances in the 2023 third quarter resulted in a favorable impact of $99.7 million in interest income from advances, for a net increase of $870.4 million in advances interest income. In summary, higher market interest rates positively impacted yields earned from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 570 basis points in the 2023 third quarter, up from 259 basis points in the 2022 third quarter. Prepayment fee recorded in Interest income from advances was $0.7 million in the 2023 third quarter and $0.5 million in the same period in the prior year.

On a year-to-date basis, interest income from advances increased by $3.6 billion or 391.5%. Volume, as measured by average balances, and interest rates both increased in the current year period. Average transaction volume of advances were $112.6 billion at an aggregate yield of 534 basis points in the 2023 period, compared to an average transaction volume of $77.7 billion at an aggregate yield of 157 basis points in the 2022 period.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in the third quarter of 2023 compared to the same period in 2022. Investments in federal funds and repurchase agreements yielded 530 basis points in aggregate in the third quarter of 2023, compared to 224 basis points in the same period in 2022. Interest income from fixed-rate U.S. Treasury securities was $34.5 million in the third quarter of 2023, up from $25.6 million in the same period in 2022 stemming from higher interest rates; yields increased to 262 basis points, compared to 131 basis points in the third quarter of 2022. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher interest rates. Investments in federal funds and repurchase agreements yielded 500 basis points in aggregate in the year-to-date period of 2023, compared to 107 basis points in the same period in 2022. Interest income from fixed-rate U.S. Treasury securities was $95.2 million in the year-to-date period of 2023, up from $63.3 million in the same period in 2022 due to higher interest rates; yields increased to 226 basis points, compared to 113 basis points in the year-to-date period of 2022.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $49.1 million or 303.8% in the third quarter of 2023 compared to same period in the prior year. On a year-to-date basis, interest income from floating-rate MBS increased by $115.7 million or 409.2% in the current year compared to same period in the prior year.

Interest income from fixed-rate MBS increased by $60.6 million or 66.1% in the third quarter of 2023 compared to the same period in the prior year due to an increase of average outstanding balance to $14.4 billion in the third quarter of 2023, compared to $12.7 billion in the same period in the prior year and higher aggregate yield, which was 419 basis points in the third quarter of 2023, up from 286 basis points in the same period in the prior year. On a year-to-date basis, interest income from fixed-rate MBS increased by $185.0 million or 79.1% in the current year compared to the same period in the prior year.

In the third quarter of 2023, our acquisitions were primarily fixed-rate commercial-mortgage backed securities (CMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $38.5 million in the third quarter of 2023, compared to a net gain of $5.3 million in the third quarter of 2022. On a year-to-date basis, interest income from changes in the ASC 815 hedging recorded a net gain of $99.5 million in the current year, compared to a net loss of $9.2 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $17.7 million and $51.4 million for the three and nine months ended September 30, 2023, compared to $16.5 million and $49.5 million in the same periods in the prior year. MPF loans are primarily 15-year and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 327 basis points in the three months ended September 30, 2023, compared to 303 basis points in the same period last year. On a year-to-date basis, the portfolio averaged $2.1 billion, yielding 324 basis points in the current year, compared to 299 basis points in the same period last year. In the rising interest rate environment, we are observing lower levels of prepayments, causing slower amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.0 million and $2.8 million in the three and nine months ended September 30, 2023, compared to net amortization of $1.2 million and $4.3 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies in the most recent Form 10-K for the year ended December 31, 2022, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At September 30, 2023, mortgage loans under MAP were $393.1 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2023	2022	Change	2023	2022	Change
Interest Expense
Consolidated obligations bonds
Fixed	$787,041	$289,185	172.16%	$2,003,557	$512,872	290.65%
Floating	422,350	90,368	367.37	1,555,745	106,696	NM
Consolidated obligations discount notes	538,808	253,400	112.63	1,870,646	350,424	433.82
Deposits	39,638	4,538	773.47	84,556	6,364	NM
Mandatorily redeemable capital stock	216	271	(20.30)	459	1,162	(60.50)
Cash collateral held and other borrowings	213	47	353.19	2,200	165	NM
Total interest expense	$1,788,266	$637,809	180.38%	$5,517,163	$977,683	464.31%

NM - Not meaningful.

Interest expense for the 2023 third quarter was $1.8 billion, an increase of $1.2 billion or 180.4% compared to the 2022 third quarter. To provide context, interest income in the 2023 third quarter increased by $1.2 billion or 151.8% compared to the 2022 third quarter.

The increase in interest expense was primarily driven by higher yields. Rate-related increase in funding expense was $951.1 million in line with the increase in interest rates in the bond markets; volume-related increase in funding expense was $199.4 million in the 2023 third quarter compared to the 2022 third quarter. Aggregate yield paid on total funding in the 2023 third quarter was 504 basis points, compared to 213 basis points in the same period of the prior year.

Interest expense in the 2023 year-to-date period was $5.5 billion, an increase of $4.5 billion or 464.3% compared to the same period in the prior year. To provide context, interest income increased by $4.8 billion or 342.7% compared to the year-to-date period in the prior year.

We continue to make changes to our liability composition as compared to 2022. In the third quarter of 2023, 43.3% of average earning assets were funded by fixed-rate CO bonds and 20.7% were funded by floating-rate CO bonds. In the third quarter of 2022, fixed-rate CO bonds funded 40.6% of earning assets and floating-rate CO bonds funded 12.2% of earning assets. The usage of CO discount notes has decreased significantly to 27.6% in the 2023 third quarter from 39.8% in the 2022 third quarter. In the 2023 year-to-date period, 35.9% of average earning assets were funded by fixed-rate CO bonds and 25.1% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 43.4% of earning assets and floating-rate CO bonds funded 8.6% of earning assets.

Hedging strategies under ASC 815 have remained effective and are operating as designed, and the Bank has transitioned from LIBOR to SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 9.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2023 Periods Compared to 2022 Periods

We recorded net reversals of $61.7 thousand and net provisions of $1.5 million in the three and nine months ended September 30, 2023 compared to net reversals of $264.1 thousand and $393.2 thousand in the same periods in the prior year against our mortgage loan portfolio. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model. We also recorded net reversals of $0.9 thousand and net provisions of $297.4 thousand in the three and nine months ended September 30, 2023 compared to net reversals of $6.7 thousand and $23.6 thousand in the same periods in the prior year against our investment portfolio. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2023 Periods Compared to 2022 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Other income (loss):
Service fees and other (a)	$5,028	$4,271	$15,864	$12,630
Instruments held under the fair value option gains (losses) (b)	(18,107)	96,734	(40,809)	214,163
Derivative gains (losses) (c)	79,318	78,161	127,409	195,406
Trading securities gains (losses) (d)	(51,695)	(151,188)	(37,803)	(408,218)
Equity investments gains (losses) (e)	(2,824)	(4,015)	4,399	(20,204)
Litigation settlement	—	—	1,620	2,202
Losses from extinguishment of debt	—	—	—	(99)
Total other income (loss)	$11,720	$23,963	$70,680	$(4,120)

(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.3 million in the third quarter of current year compared to $3.9 million in the same period in the prior year. On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $13.0 million in the current year, compared to $11.6 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$(51,695)	$(151,188)	$(37,330)	$(403,391)
Net gains (losses) on trading securities sold/matured during the period	—	—	(473)	(4,827)
Net gains (losses) on trading securities	$(51,695)	$(151,188)	$(37,803)	$(408,218)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, but rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding were $5.5 billion at September 30, 2023 and $7.7 billion at December 31, 2022.

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$50,084	$155,294	$51,622	$390,524
Caps or floors	86	489	(344)	937
Mortgage delivery commitments	1,059	(560)	(1,828)	(1,229)
Swaps economically hedging instruments designated under FVO (b)	17,854	(90,001)	36,146	(202,787)
Accrued interest on derivatives in economic hedging relationships (c)	8,564	13,373	37,924	8,625
Net gains (losses) related to derivatives not designated as hedging instruments	$77,647	$78,595	$123,520	$196,070
Price alignment interest paid on variation margin	1,671	(434)	3,889	(664)
Net gains (losses) on derivatives and hedging activities	$79,318	$78,161	$127,409	$195,406

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities, recorded fair value gains of $47.0 million in the third quarter of 2023, compared to fair value gains of $157.1 million in the third quarter of 2022. In the year-to-date period ended September 30, 2023, fair value losses of $43.9 million were recorded compared to fair value gains of $405.0 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2023 Periods Compared to 2022 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
		Percentage of		Percentage
	2023	Total	2022	of Total
Operating Expenses (a)
Occupancy	$2,323	11.23%	$2,163	11.27%
Depreciation and leasehold amortization	4,625	22.36	4,511	23.52
All others (b)	13,740	66.41	12,511	65.21
Total Operating Expenses	$20,688	100.00%	$19,185	100.00%
Total Compensation and Benefits	$24,061		$21,963
Finance Agency and Office of Finance (c)	$5,116		$5,259
Other expenses (d)	$2,250		$2,406

	Nine months ended September 30,
		Percentage of		Percentage of
	2023	Total	2022	Total
Operating Expenses (a)
Occupancy	$6,960	12.12%	$6,328	12.37%
Depreciation and leasehold amortization	13,908	24.22	12,987	25.38
All others (b)	36,545	63.66	31,861	62.25
Total Operating Expenses	$57,413	100.00%	$51,176	100.00%
Total Compensation and Benefits	$74,824		$66,868
Finance Agency and Office of Finance (c)	$15,195		$16,081
Other expenses (d)	$5,844		$7,270

(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

Assessments — 2023 Periods Compared to 2022 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2022 filed on March 17, 2023.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$158,749	$131,783	$131,394	$137,638
Additions from current period’s assessments	20,235	14,425	66,297	29,342
Net disbursements for grants and programs	(8,123)	(21,599)	(26,830)	(42,371)
Ending balance	$170,861	$124,609	$170,861	$124,609

AHP assessments allocated from net income totaled $20.2 million in the third quarter of the current year, compared to $14.4 million for same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $66.3 million for the current period and $29.3 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System (FHLBank System).

Beginning in the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLB System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBs’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The review and analysis culminated in a written report that the FHFA released on November 7, 2023. The Bank is evaluating the report. To the extent the report ultimately results in changes to supervisory expectations, stakeholder perceptions and/or our business model that impact our ability to execute on our mission of providing liquidity to our members and support for affordable housing and community development, our business, results of operations, reputation, and the value of membership in the FHLBs may be negatively impacted. For a further discussion of related risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Banking Regulatory Proposals.

Subsequent to the bank failures and banking industry volatility that occurred in March 2023, the following rules impacting our members have been proposed by federal banking regulators:

●	On September 18, 2023, the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “FRB”), and the Federal Depository Insurance Corporation (the “FDIC”) published a joint notice of proposed rulemaking that would amend the capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity, by amending the calculation of risk-based capital requirements to better reflect the risks of these banking organizations’ exposures; reducing the complexity of the framework; enhancing the consistency of requirements across these banking organizations; and facilitating more effective supervisory and market assessments of capital adequacy (the “Proposed Capital Rule”). This proposed rule is open to public comment through January 16, 2024.

●	On September 19, 2023, the OCC, the FRB, and the FDIC, published a joint notice of proposed rulemaking that would require certain large banking organizations to issue and maintain outstanding a minimum amount of long-term debt in order to: promote more orderly resolutions in the event of such organizations’ failure; reduce costs to the Deposit Insurance Fund; and mitigate financial stability and contagion risks by reducing the risk of loss to uninsured depositors (the “Proposed Long-Term Debt Rule”). This proposed rule is open to public comment through November 30, 2023.

●	On September 19, 2023, the FDIC published proposed amendments to its existing resolution plan requirements for insured depository institutions (“IDIs”) with $50 billion or more in total assets, which would require additional detail on covered IDIs’ strategies for their orderly and efficient resolutions and enhance the FDIC’s expectations for resolution plan testing. For resolutions involving a bridge depository institution, the proposed rule provides that a resolution strategy may assume continuation of FHLBank advances, provided the strategy contemplates timely repayment of those advances. This proposed rule is open to public comment through November 30, 2023.

We are evaluating the extent to which these proposed rules, if adopted as proposed, may impact our members’ business activities with us. Specifically, we expect the Proposed Capital Rule may impact our members’ collateral capacity and the Proposed Long-Term Debt Rule may impact member demand for advances.

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

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio including: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, liquidity risk and funding risk. These varied risks are controlled by monitoring IRR measures including repricing gaps, duration of equity (DOE), value at risk (VaR), net interest income (NII) at risk, key rate durations (KRD) and forecasted dividend rate sensitivities.

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2022 based on an anticipated market conditions and business strategy for 2023. The current risk limits are as follows:

●	The option-adjusted DOE is limited to a range of +4.0 years to -5.0 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.
●	The one-year cumulative repricing gap is limited to 10 percent of total assets.
●	The sensitivity of expected net interest income over a one-year period is limited to a -17.5 percent change under the +200bps shock compared to the rates in the forward rate scenario. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -200bps shock compared to the rates in the forward rate scenario. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allowed for negative rates.
●	The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
●	KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2023	0.37	(0.06)	0.14	1.03
June 30, 2023	0.08	(0.27)	(0.15)	0.57
March 31, 2023	(0.47)	(0.89)	(0.73)	0.20
December 31, 2022	(0.20)	(0.77)	(0.49)	0.35
September 30, 2022	(0.04)	(0.78)	(0.45)	0.56

Duration indicates any cumulative repricing/maturity imbalance in the portfolio’s financial assets and liabilities. Duration of Equity (DOE) is the Market Value of Equity’s (MVE) sensitivity to a change in the level of interest rates expressed in years. MVE is calculated as market value of assets minus market value of liabilities. A positive DOE indicates a decrease to MVE if interest rates go higher, a negative DOE indicates a decrease to MVE if interest rates go lower. We measure DOE using software that generates a full revaluation incorporating optionality within our portfolio using well-known and tested financial pricing theoretical models. The DOE calculation also incorporates non-interest-bearing financial assets and liabilities.

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We analyze open key rate duration exposure across maturity buckets while also performing a more traditional gap measure that subtracts repricing/maturing liabilities from repricing/maturing assets over time. We observe the differences over various horizons and have set a 10 percent limit on asset on cumulative repricings at the one-year point. This quarterly observation of the one-year cumulative repricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
September 30, 2023	$7.505 Billion
June 30, 2023	$7.280 Billion
March 31, 2023	$7.597 Billion
December 31, 2022	$7.026 Billion
September 30, 2022	$5.987 Billion

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

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps Shock	the -100bps Shock	the +200bps Shock
September 30, 2023	2.14%	1.12%	(5.50)%
June 30, 2023	(0.88)%	(1.10)%	(2.63)%
March 31, 2023	(1.22)%	(0.37)%	(0.82)%
December 31, 2022	0.25%	0.36%	(1.81)%
September 30, 2022	(0.52)%	0.17%	0.59%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
September 30, 2023	0.14%	0.17%	(1.35)%
June 30, 2023	(0.30)%	(0.07)%	(0.63)%
March 31, 2023	(1.54)%	(0.67)%	0.39%
December 31, 2022	(1.18)%	(0.45)%	0.01%
September 30, 2022	(0.93)%	(0.26)%	(0.54)%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/ repricing gaps (in millions):

	Interest Rate Sensitivity
	September 30, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,966	$115	$402	$320	$1,234
MBS investments	5,457	472	2,233	3,348	8,800
Swaps hedging MBS	5,944	—	(50)	(494)	(5,400)
Adjustable-rate loans and advances	30,591	—	—	—	—
Net investments, adjustable rate loans and advances	57,958	587	2,585	3,174	4,634

Liquidity trading portfolio	—	246	2,391	2,384	239
Swaps hedging investments	5,451	(250)	(2,505)	(2,446)	(250)
Net liquidity trading portfolio	5,451	(4)	(114)	(62)	(11)

Fixed-rate loans and advances	35,425	6,407	14,114	10,257	6,428
Swaps hedging fixed-rate advances	36,184	(6,151)	(13,597)	(10,027)	(6,409)
Net fixed-rate loans and advances	71,609	256	517	230	19
Total interest-earning assets	$135,018	$839	$2,988	$3,342	$4,642

Interest-bearing liabilities:
Deposits	$2,713	$—	$—	$—	$—
Discount notes	31,009	5,412	—	—	—
Swaps hedging discount notes	3,405	(5,013)	536	905	167
Net discount notes	34,414	399	536	905	167

Consolidated Obligation Bonds
FHLBank bonds	40,399	21,353	23,796	8,190	4,631
Swaps hedging bonds	49,680	(20,606)	(21,508)	(5,764)	(1,802)
Net FHLBank bonds	90,079	747	2,288	2,426	2,829
Total interest-bearing liabilities	$127,206	$1,146	$2,824	$3,331	$2,996
Post hedge gaps (a):
Periodic gap	$7,812	$(307)	$164	$11	$1,646
Cumulative gaps	$7,812	$7,505	$7,669	$7,680	$9,326

	Interest Rate Sensitivity
	December 31, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$16,871	$104	$377	$305	$1,227
MBS investments	2,697	261	1,867	2,775	8,374
Swaps hedging MBS	4,263	—	—	(50)	(4,213)
Adjustable-rate loans and advances	26,505	—	—	—	—
Net investments, adjustable rate loans and advances	50,336	365	2,244	3,030	5,388

Liquidity trading portfolio	2,526	400	495	2,189	1,877
Swaps hedging investments	5,151	(400)	(500)	(2,351)	(1,900)
Net liquidity trading portfolio	7,677	—	(5)	(162)	(23)

Fixed-rate loans and advances	56,062	5,400	14,411	7,954	6,597
Swaps hedging fixed-rate advances	32,878	(4,662)	(13,797)	(7,842)	(6,577)
Net fixed-rate loans and advances	88,940	738	614	112	20
Total interest-earning assets	$146,953	$1,103	$2,853	$2,980	$5,385

Interest-bearing liabilities:
Deposits	$1,016	$—	$—	$—	$—

Discount notes	58,832	3,000	—	—	—
Swaps hedging discount notes	785	(2,393)	241	782	585
Net discount notes	59,617	607	241	782	585

Consolidated Obligation Bonds
FHLBank bonds	38,992	5,987	21,578	14,896	6,282
Swaps hedging bonds	39,779	(4,968)	(19,426)	(13,000)	(2,385)
Net FHLBank bonds	78,771	1,019	2,152	1,896	3,897
Total interest-bearing liabilities	$139,404	$1,626	$2,393	$2,678	$4,482
Post hedge gaps (a):
Periodic gap	$7,549	$(523)	$460	$302	$903
Cumulative gaps	$7,549	$7,026	$7,486	$7,788	$8,691

(a)

Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2023. Based on this evaluation, they concluded that as of September 30, 2023, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	6/24/2022
10.01	2023 Bank Incentive Compensation Plan(a)		8-K	10/3/2023
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: November 9, 2023