Form 10-K
period 2023-12-31
Federal Home Loan Bank of New York
filed 2024-03-21
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2023, the aggregate par value of the common stock held by members of the registrant was approximately $6,361,602,700. At February 29, 2024, 61,930,360 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2023 Annual Report on Form 10-K

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

We obtain our funds from several sources. A primary source is the issuance of FHLBank debt instruments, called Consolidated obligations, to the public. The issuance and servicing of Consolidated obligations are performed by the Office of Finance (OF), the fiscal agent for the issuance and servicing of Consolidated obligations on behalf of the 11 FHLBanks. These debt instruments represent the joint and several obligations of all the FHLBanks. Because the FHLBanks’ Consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by Standard & Poor’s Rating Services (S&P or Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.

We combine private capital and public sponsorship as a GSE to provide our member financial institutions with a reliable flow of credit and other services for housing and community development, and our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members. By supplying additional liquidity to our members, we enhance the availability of residential mortgages and community investment credit. Members also benefit from our affordable housing and economic development programs, which provide grants and below market-rate loans that support members’ involvement in creating affordable housing and revitalizing communities.

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities. We own the grantor trusts to fund certain non-qualified employee retirement programs, more fully described in financial statements Note 16. Employee Retirement Plans and Note 6. Equity Investments.

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

We actively market membership through a series of targeted, on-going sales and marketing initiatives. We compete for business by offering competitively priced products, services and programs that provide financial flexibility to the membership. The dominant reason institutions join the FHLBNY is access to a reliable source of liquidity, through products such as advances, letters of credit and our secondary market program, Mortgage Asset Program. While liquidity is provided in a variety of ways, advances are one of the most attractive sources of liquidity because they permit members to pledge relatively illiquid assets, such as 1-4 family, multifamily, home equity, and commercial real estate mortgages held in portfolio, to create liquidity. Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2023	102	61	106	47	9	325

December 31, 2022	103	62	107	46	9	327

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

Advances to members, including former members, constituted 68.8% and 73.3% of our total assets of $158.3 billion and $157.4 billion at December 31, 2023 and 2022, respectively. In terms of revenues, interest income derived from advances were $6.0 billion, $1.9 billion, and $0.5 billion, representing 71.3%, 69.4% and 50.0% of total interest income in 2023, 2022 and 2021, respectively. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

The FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (AMA) programs. At the FHLBNY, the Acquired Member Assets initiatives are the Mortgage Partnership Finance (MPF) Program and Mortgage Asset Program, which provide members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. These programs are managed and funded in a consistent manner. We purchase conforming fixed-rate mortgages originated or purchased by our members. By selling mortgage loans to us, members can increase their balance sheet liquidity and lower interest rate and mortgage prepayment risks.

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

Under the MPF Program, members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired. Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved.

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

The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets. The main intent of that regulation is the purchase of assets for investment rather than for trading purposes. The FHLBNY’s present intent for MPF and MAP is to hold these investments in portfolio. However, the FHLBanks have the legal authority to sell MPF and MAP loans pursuant to the granting of incidental powers in Section 12 of the FHLBank Act. Section 12(a) of the FHLBank Act specifically provides that each FHLBank shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally. General corporate law principles permit the sale of investments.

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

●	Affordable Housing Program. We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to finance homeownership and support the creation and preservation of housing for lower income families and individuals. The program is offered in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, households are required to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. See financial statements, Note 13. Affordable Housing Program for assessments allocated from earnings for the periods in this report.
●	Other Mission — Related Activities. The FHLBNY offers four distinct Community Lending Programs (CLP) that support our members’ community-oriented lending, which were established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meets the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), Urban Development Advance (UDA) and Disaster Relief Funding (DRF). The CLP provides additional assistance to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities which benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP requirements and are offered at reduced fees. Economic development is further supported by the FHLBNY’s suite of offerings under the Zero Percent Development Advance (ZDA) Program. The ZDA program provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans/investments that meet one of the eligibility criteria under the Business Development Advance, Climate Development Advance, Infrastructure Development Advance, or Tribal Development Advance. In addition, the Small Business Recovery Grant (SBRG) Program provides flexible funds to benefit small-businesses and non-profits located in FHLBNY members’ communities. This program supports the financial security of qualifying organizations that face economic challenges due to the rate environment, inflation, supply-chain constraints, and/or rising energy costs. Lastly, we typically make charitable contributions to organizations deemed to be highly reputable and who provide vital services. The ZDA, SBRG and charitable contributions are in excess of the required statutory annual income contribution to the AHP offered under the Community Investment Cash Advance Programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes. Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain interest-bearing deposits and portfolios of short-term investments issued by highly-rated, high credit quality financial institutions. The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, and we are a major lender in this market, particularly in the overnight market. We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale. These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises. Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2006, bonds issued by housing finance agencies, and grantor trusts owned by the FHLBNY that invests in mutual funds to help support the Bank’s nonqualified plans. We have a liquidity trading portfolio invested primarily in highly-liquid U.S. Treasury securities to enhance our short-term liquidity positions and is not used for speculative purposes.

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

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. The Office of Finance has authority to issue joint and several debt on behalf of the FHLBanks. At December 31, 2023 and December 31, 2022, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.2 trillion, including $147.3 billion and $149.8 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12. Consolidated Obligations. Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

Finance Agency regulations state that the FHLBanks must maintain, free from any lien or pledge, qualifying assets at least equal to the face amount of Consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Federal National Mortgage Association or the Government National Mortgage Association (Ginnie Mae); mortgages, obligations, or other securities which are or ever have been sold by the Federal Home Loan Mortgage Corporation under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

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

Consolidated Obligation Bonds. Consolidated bonds (COs or CO bonds) are issued primarily to raise intermediate- and long-term funds for the FHLBanks. They can be issued and distributed through negotiated or competitive bidding transactions with approved underwriters or bidding group members. Consolidated bonds generally carry fixed- or variable-rate payment terms and have maturities ranging from one month to 30 years.

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

The Policy establishes (1) a minimum level of Retained Earnings equal to the Bank’s “Retained Earnings Sufficiency”, which is the FHLBNY’s measure of estimating the Bank’s risk exposures; it is estimated under simulated stressful conditions and scenarios, within a defined confidence interval, on market, credit and operational risks, as well as accounting exposures related to the fair values of certain financial instruments; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) the target level of Retained Earnings, based on the Retained Earnings Sufficiency level; (4) a timeline to achieve the targets and to ensure maintenance of appropriate levels of Retained Earnings.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $1,926 million for 2023 and $1,791 million for 2022. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,276.6 million and $1,185.1 million at December 31, 2023 and 2022, respectively. Restricted Retained Earnings was $1,061.1 million and $910.9 million at December 31, 2023 and 2022, respectively. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $142.5 million and losses of $136.3 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Retained earnings, beginning of year	$2,095,967	$1,930,965	$1,909,616
Net Income for the year	751,131	417,376	265,521
	2,847,098	2,348,341	2,175,137
Dividends paid in the year (a)	(509,434)	(252,374)	(244,172)

Retained earnings, end of year	$2,337,664	$2,095,967	$1,930,965
(a)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are accrued in the period they are declared and therefore not accrued at quarter-end.

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

In certain market conditions, such as the ones beginning in early 2021, there is considerable competition among high credit quality issuers in the markets for callable debt. The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been a valuable source of competitively priced funding for the FHLBNY. Since Money Market Fund Reform, the dominant System issuance has been in simple floating-rate debt as money market funds migrated assets from Prime to Government Funds; thereby creating demand for eligible assets such as FHLBank debt. Floaters have been one of the main determinants of our relative cost of funds. There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rates and yields and availability of alternative investments, particularly in the Repo sector.

Since November 2018, the FHLBank System has been a major participant in the issuance of floaters using the Secured Overnight Financing Rate (SOFR). SOFR floaters are a major source of funding for the System.

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

The Federal Housing Finance Agency, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The Housing Act created the FHFA with regulatory authority over FHLBank matters such as: Board of Director composition, executive compensation, risk-based capital standards and prompt corrective action enforcement provisions, membership eligibility, and low-income housing goals. The FHFA’s mission, with respect to the FHLBanks, is to ensure that the FHLBanks operate in a safe and sound manner so that the FHLBanks serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Assessments

Affordable Housing Program Assessments. — Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must allocate for the AHP the greater of $100 million or 10% of regulatory net income. Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP expense monthly.

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability. We relieve the AHP liability as members use subsidies. In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero. If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks. There were no shortfalls in 2023, 2022 and 2021.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in three locations. As of December 31, 2023, the Bank had 345 full-time and no part-time employees. As of December 31, 2023, approximately 61% of the Bank’s workforce were men, 39% women, 42% non-minority and 58% minority. Given the size of assets under management, the Bank’s workforce is lean, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2023, the average tenure of the Bank’s employees was 10.25 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop, engage and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects this objective through a combination of inclusion and development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

●	Cash compensation (i.e., base salary, and “variable” or “at risk” short-term incentive compensation)
●	Health Benefits – Healthcare insurance, Life and Accidental Death & Dismemberment insurance, Short-Term and Long-Term Disability benefits
●	Retirement Benefits – 401(k) retirement savings plans with employer match, and pension benefits
●	Wellness program – Fitness Reimbursement, Health Management and Employee Assistance Programs
●	Time away from work – including time off for vacation, personal, holiday, and volunteer opportunities
●	Culture – Culture, Wellness and Activity Committees events, Diversity and Inclusion initiatives
●	Work/Life balance – parental leave, bereavement, jury duty and hybrid remote work
●	Development programs and training – Tuition Reimbursement Program, Corporate Toastmasters Club, Online Training Platform, Internal Educational and Development program, and Management Development Program
●	Management succession planning – the Bank’s board and leadership actively engage in management succession planning

The Bank’s Performance Management framework includes a mid-year checkpoint, as well as an annual performance review. Overall annual ratings are calibrated, and merit and incentive payments are differentiated for the Bank’s highest performers.

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

Culture Management

The Bank considers culture as a strategic lever that acts to help support the future performance of the Bank and enhance employee engagement and inclusion, and further develop our people. The Bank has defined its culture state priorities as: obtaining results, operating safely, fostering agility and caring about employees. These culture state priorities align with the mission, vision and core values of the Bank. As part of our culture management efforts, we actively provide employees across the Bank with growth opportunities, access and exposure so that they can learn and develop their capabilities. To further this effort, in 2022, the Bank launched its ‘Distributed Leadership’ framework, through which managers provide their direct reports with targeted opportunities to take on “stretch” assignments, including roles in connection with Bank initiatives and projects. In 2023, the framework was extended to empower decision-making at all levels, through Distributed Leadership and other opportunities that increase an employee’s responsibilities.

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

The FHLBNY’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets could adversely affect our borrowers, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline or the unemployment rate increases, the value of collateral securing member credit may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if a member defaults. Deterioration in the residential mortgage markets could also affect the value of collateral supporting our mortgage loan portfolio, increasing the risk of loss due to credit impairment, as well as possible realized losses if we are forced to liquidate our assets.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets. Negative trends in the global economy and political climate could influence, among other business activities, member borrowing activity and the Bank’s lending and investment patterns. Additionally, investors’ negative perceptions of the state of the U.S. economy could lead to a decline in investor demand for consolidated obligations. Furthermore, natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyber-attacks, civil unrest, geopolitical instability or conflicts , trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to an increased risk of credit losses for the Bank and may adversely affect their cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.

In addition, the Banks businesses and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and for consolidated obligations as well as the financial condition and results of operations of the Bank. For example, efforts of the Federal Reserve Board to ease inflation, such as increases in policy interest rates during 2022 and 2023, contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession. In addition, the Bank currently plays a predominant role as a lender in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

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

The FHLBanks’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Investors should not take the FHLBanks’ historical or current ratings as an indication of future ratings for the FHLBanks’ consolidated obligations. Because the FHLBanks are jointly and severally liable for consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBanks. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. For example, downgrades to the U.S. sovereign credit rating or outlook have occurred and may occur again if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limit (which was most recently reached in January 2023). In August 2023, Fitch Ratings downgraded the ratings of the United States and, in November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable, which also caused the respective rating agencies to take similar actions with respect to certain GSEs such as the FHLBanks. As a result, if the U.S. sovereign credit ratings or outlook were further downgraded, similar downgrades in the credit ratings or outlook of the FHLBanks and consolidated obligations would most likely occur, even though the consolidated obligations are not obligations of, or guaranteed by, the United States.

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

Following a comprehensive review that began in the fall of 2022, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the Finance Agency through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study.

We are not able to predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. Potential changes resulting from the Finance Agency’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase our operational costs and expenses, result in heightened scrutiny of the FHLBanks and their mission and activities, and impact our business, which may affect our financial condition, or results of operations, or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of our advances by members or our ability to lend to members may have a significant negative impact on our financial condition or results of operations.

For more details on this Finance Agency report, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Finance Agency’s Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future.”

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

We may be required by new legislation or regulations or other factors to change policies, programs, and agreements affecting members’ access to advances, mortgage purchase programs, affordable housing programs, and other credit programs that could cause members to obtain financing from alternative sources. New or modified legislation or regulations could also create alternative funding sources for our members. Some competitors may not be subject to the regulations that apply to us, which may enable those competitors to offer products and terms that are more favorable than those we offer. Additionally, we compete with Fannie Mae and Freddie Mac, as well as other FHLBanks, to purchase mortgage loans from members or affiliates of members. This competition may reduce the amount of available mortgage loans that we can purchase.

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

We have a high concentration of advances and capital with large members. As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further concentration of large members in other districts and a related decrease in membership and significant loss of business for us. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Industry consolidation could also cause us to lose members whose business and stock investments are substantial. Moreover, as nonbank financial institutions that are currently ineligible for our membership continue to play an increasing role in mortgage origination, we could experience a decrease in demand for advances or a decrease in volume of mortgage loans available for purchase from our members, which could negatively affect our financial condition and results of operations.

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

The FHLBNY is exposed to credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, and extending other credit products, such as lines of credit, standby letters of credit, and other commitments. We require advances and other extensions of credit to be fully secured with collateral and require borrowers to pledge additional collateral when deemed necessary. We evaluate the types of collateral pledged by the member and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If borrowers are unable to pledge additional collateral to fully secure their obligations with us, whether due to significant financial stress, market volatilities, or otherwise, it could cause the advance levels to decrease or credit risk to increase. If we have insufficient collateral before or after an event of default or failure of the member or we are unable to liquidate the collateral, or transfer the collateral to an acquirer or receiver, for the value assigned to it in the event of a default or failure of a member, we could experience a credit loss.

During economic downturns or periods of significant economic and financial disruptions and uncertainties, the number of members exhibiting significant financial stress may increase, which may expose us to additional member credit risk. Changes in market perception of the financial strength of a financial institution can occur very rapidly and can be difficult to predict, as reflected in the failures of several FHLBank members in March and May 2023. There are continued challenges associated with the commercial real estate sector due to weak leasing demand, lower occupancy rates and higher interest rates, and policy or legal actions in certain jurisdictions which may lead to continued declines in the value of commercial real estate loan related collateral held by the Bank and could contribute to additional financial stress of our members, in particular smaller regional and community banks with significant exposure to commercial real estate and high reliance on uninsured deposits may be more severely impacted. If a member defaults on its obligations or, in the case of a failed institution, the Federal Deposit Insurance Corporation (FDIC), or other receiver, fails to either promptly repay all of that failed institution’s obligations or assume the outstanding advances, then we may be required to liquidate the collateral pledged by the troubled or failed institution. If the proceeds realized from the liquidation of pledged collateral are not sufficient to fully satisfy the amount of the troubled or failed institution’s obligations and the operational cost of liquidating the collateral, we could incur losses. In addition, a default by a member with significant unsecured obligations could result in significant losses. We could also experience losses if a receiver were to be successful in claiming that the Bank did not liquidate its collateral in an orderly and commercially reasonable manner.

We are also exposed to credit risk from our mortgage loans held in portfolios. While our mortgage loan assets are collateralized by the underlying real estate and are generally credit-enhanced to further mitigate credit risk, natural disasters or a deterioration in economic conditions could result in decline in residential real estate values or increase in unemployment rate. These factors could lead to an escalation of borrower defaults and cause us to incur credit losses on our mortgage loans.

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

We have both direct and indirect exposure to foreign credit risk through our various counterparties. Adverse economic, political, or other trends that may occur within, across, or among various regions or countries could have direct adverse effects on our institutional counterparties and on the U.S. economy. In turn, we could also experience adverse effects on our ability to meet our obligations given our relationship with these counterparties. In addition, our ability to engage in routine derivatives, funding, and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual and potential defaults of one or more financial services institutions could lead to market-wide disruptions, making it difficult for us to source eligible counterparties for transactions.

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

Access to short-term debt markets has been supported by continued demand as investors, driven by increased liquidity preferences and risk aversion, have sought our short-term debt as an asset of choice. This has led to advantageous funding opportunities and significant utilization of debt maturing in one year or less. There are inherent risks in utilizing short-term funding to support longer-dated assets and we may be exposed to refinancing risk. Refinancing risk includes the risk that we could have difficulty rolling over short-term obligations when market conditions change or investor demand for short-term consolidated obligations declines. In managing and monitoring the amounts of financial assets that require refinancing, we consider our contractual maturities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments, embedded call optionality, and scheduled amortizations), taking into account our liquidity position.

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

Additionally, changes to the regulatory environment that affect FHLBanks’ investors and dealers of consolidated obligations, particularly changes related to capital and liquidity requirements and money market fund reforms, have affected, and will continue to affect, the FHLBanks’ ability to access the capital markets on acceptable terms. For example, the SEC’s implementation of money market fund reforms from 2010 to 2016 resulted in a significant increase in demand for U.S. government and agency debt, including the FHLBanks’ short-term consolidated obligations. The holding of the FHLBanks’ consolidated obligations by money market funds, as a percentage of the total outstanding consolidated obligations, generally increased as a result of these reforms as compared to the periods before their implementation. While demand from this investor class benefited the FHLBanks’ ability to access short-term funding at attractive costs, this demand could change if money market investor risk and return preferences and money market regulatory requirements shift over time. A decrease in this demand could, due to the FHLBanks’ concentration in money market investors, lead to significant investor outflows and unfavorable market conditions. Policymakers and regulators in the U.S. have been examining potential policy measures intended to improve the resilience of money market funds and broader short-term funding markets in recent years, including in response to the market stress experienced by short-term funding markets in March 2020, amid the COVID-19 pandemic, and the SEC adopted additional money market fund reforms in July 2023, designed to improve the resilience and transparency of money market funds. As such, changes in regulatory requirements governing money market funds, including any reversal of prior money market fund reforms, could have a negative effect on FHLBank short term funding costs and adversely affect the financial condition and results of operations of the FHLBNY.

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

Like many financial institutions, the Bank has seen an increase in cyber-attack attempts. These attempts have predominantly occurred through phishing and social engineering scams. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. Cyber-attacks, in particular those on financial institutions and financial market infrastructures, have also become more frequent, sophisticated, and increasingly difficult to detect or prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously. The threat of cyber-attacks may also increase as a result of geopolitical conflicts. The Bank devotes substantial resources and deploys detective and preventative measures to secure the Bank’s systems, including firewalls, email security, and end-point solutions. These measures and other business continuity measures may be ineffective or insufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event could significantly harm the Bank’s reputation, its customer relations, risk management and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

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

The FHLBNY relies on vendors and other third parties, including cloud-based providers to perform certain critical services. The Bank owns some of these systems and technology, and third parties own and provide to the Bank, either directly or through fourth-party vendors, some of these systems and technology. A failure or interruption of one or more of those services, including as a result of breaches, cyber-attacks, system malfunctions or failures, or other technological risks, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, we could be constrained, disrupted, or otherwise negatively affected.

Failures at the Office of Finance could disrupt the FHLBNY’s ability to conduct and manage their businesses.

The Office of Finance is a joint office of the FHLBanks established to facilitate, among other things, the issuance and servicing of consolidated obligations. Pursuant to FHFA regulations, the Office of Finance, in conjunction with the FHLBanks, has adopted policies and procedures for the purposes of facilitating and approving the issuance and servicing of consolidated obligations.

The Office of Finance relies heavily on its information systems and technology for its operations. A failure or interruption of the Office of Finance’s services, including as a result of breaches, cyber-attacks, natural disasters, system malfunctions, disruptions or failures, or other technological risks, could negatively affect the business operations of the FHLBNY, including disruptions to our access to funding through the sale of consolidated obligations. Although the Office of Finance has business continuity and security incident response plans in place, our funding and business operations could be constrained, disrupted, or otherwise negatively affected if the Office of Finance were not able to perform its functions for any period of time. Additionally, operational failures at the Office of Finance could also expose the Bank to the risk of a loss of data or confidential information or other harm, including reputational damage.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Cybersecurity Risk Management and Strategy

The Bank is subject to cybersecurity incident and threat risk. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through information systems that jeopardizes the confidentiality, integrity, or availability of the Bank’s information systems or any information residing therein. Cybersecurity threats are potential unauthorized occurrences on or conducted through information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein. Information systems are any electronic information resources, owned or used by the Bank, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the Bank’s information to maintain or support the Bank’s operations. Please refer to Item 1A. Risk Factors for a description of cybersecurity incident and threat risk. The Bank has implemented processes for assessing, identifying, and managing material risks from cybersecurity threats or incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition.

The Bank’s cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity threats is designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

Cybersecurity risk management is part of the Bank’s Enterprise Risk Management program which includes specific controls for the mitigation, monitoring and reporting associated with those risks. The program is supported by a robust set of policies and procedures, skilled staff, layered technical defenses, employee training, and oversight of third parties.

The Technology Committee of the Board of Directors (“Board”) also annually reviews and approves the Bank’s Information Security Policy.

The Bank’s Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws.

The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to the Board. The cyber incident response plan also stipulates management assessment materiality of the threat or incident for the purposes of public disclosure.

The Bank’s business continuity program is designed to ensure that necessary resources are in place to protect the Bank from potential loss during a disruption, which includes the unavailability of information technology assets due to unintentional events like weather-related events, fire, power loss, and other technical incidents such as hardware failures. The business continuity program is overseen by the Technology Committee of the Board and includes, among other items, business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate. Elements of this plan may be leveraged in support of the recovery from a cyber incident that disables critical infrastructure.

The Bank leverages audits and external reviews to strengthen its program. Those reviews include internal audits and reviews by the Bank’s Risk Management function, SOX audits, penetration tests, and external benchmarking reviews based on the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization (“ISO”) standards. Those reviews assist the Bank in assessing, identifying, and managing cybersecurity incident and threat risk.

The Bank’s cyber incident response plan includes third party cybersecurity incidents and threats. The Bank undertakes due diligence of third-party systems with whom the Bank will interact with, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of these service providers, including performance and technological reviews and escalation of any unsatisfactory reviews.

During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced minor cybersecurity incidents in the past though none that have had a material effect on the Bank’s financial condition or results of operations.

It is inevitable that additional cybersecurity incidents will occur in the future and any such cybersecurity incident could result in significantly harmful consequences to the Bank, the Bank’s members, and their customers. We assess the materiality of any such cybersecurity incident from several perspectives including, but not limited to, the Bank’s ability to continue to service the Bank’s members and protect the privacy of the data their customers have entrusted to us, lost revenue, disruption of business operation, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

The Bank’s Board devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. The Bank’s Board oversees the Bank’s information security program through setting of policies and principles including the Bank’s Information Security Policy and Enterprise Risk Management program. The Board oversees management’s approach to staffing, policies, processes, and practices to gauge and address cybersecurity and information security risk.

The Risk Committee of the Board has oversight of the Bank’s Risk Management Program which includes risks from cybersecurity threats within cybersecurity risk management. The Technology Committee of the Board has responsibility for the strategic design, direction and oversight of the Bank’s information and cybersecurity program.

The Bank’s Information Security Department is led by the Bank’s Chief Information Security Officer (“CISO”). The CISO reports to the Chief Information Officer (“CIO”), with an open line of communication to the Bank President. The Bank also has an internal cross functional committee – the internal Technology and Operations Committee –which is responsible for, among other activities, overseeing Information and cyber security risks and the steps taken by management to understand and mitigate such risk. This Committee reports to the Bank’s Management Committee.

The Bank’s Technology and Operations Committee is responsible for approving the Bank’s cyber incident response plan and other technical processes and standards to implement the policies and procedures defined in the Cybersecurity risk management program. The Risk Management function is responsible for management of operational risk and implementation of the cybersecurity risk management framework within the Risk Management Program as approved by the Board.

The Bank’s Technology and Operations Committee membership consists of members of the Bank’s leadership including the Bank’s CIO, CISO, other information technology and information security leadership, and leadership representatives from the Bank’s operational risk, information security, information technology, operations, and other departments throughout the Bank.

The Bank has an Information Security Department comprised of specialized professionals that is responsible for the day-to-day, hands-on management of the cybersecurity risk and that handles the processes and procedures to mitigate and implement protective, proactive and reactive measures to protect the Bank against those risks. The Bank’s Information Security Department is responsible for developing, documenting, and approving the Bank’s technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

The Bank’s CIO has over 35 years of experience in Financial IT and has overseen Information Security programs in large financial institutions since 2003.

The Bank’s CISO has held that position at the Bank since 2020 and has 30 years of experience in IT, including 18 years of experience in building and overseeing Information Security and Cybersecurity programs.

The Technology and Operations Committee receives regular and prompt information from the Information Security Department as reported by the CISO which in turn provides periodic, regular and prompt reporting to the Management Committee on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted the Bank, as applicable and needed.

The Board receives prompt and timely information from the Bank’s CISO on any cybersecurity or information security incident that may pose significant risk to the Bank and continues to receive regular reports on the incident until its conclusion. The Bank’s Board receives regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. At least quarterly, the Board discusses cybersecurity and information security risks with the Bank’s CIO and the Bank’s CISO.

Item 2.Properties.

At December 31, 2023, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members. Stock may also be held by former members as a result of having been acquired by a non-member institution. We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1). There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At February 29, 2024, we had 327 members who held 61,864,456 shares of capital stock between them and former members held 65,904 shares. At February 28, 2023, we had 327 members who held 61,290,314 shares of capital stock between them and former members held 56,602 shares. Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2023			2022			2021
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$138,545		9.50%	$87,272		6.75%	$51,793		4.40%
August	143,433		8.50	64,649		5.50	59,496		4.60
May	122,225		7.75	52,852		4.75	62,154		4.75
February	105,796		7.50	48,820		4.36	70,856		5.00
	$509,999	(b)		$253,593	(b)		$244,299	(b)
(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.6 million, $1.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members and recorded as interest expense on mandatorily redeemable capital stock held by former members and is a charge to Net income. Dividends on capital stock held by members are accrued in the period they are declared and therefore not accrued at quarter-end. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned and is a direct charge to retained earnings.

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

(1)Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2023, we had 9 housing associates as customers. Advances made to housing associates totaled $4.5 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

●	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
●	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
●	the Bank’s expectations relating to future balance sheet growth;
●	the Bank’s targets under the Bank’s retained earnings plan;
●	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and
●	the Bank’s statements related to reform legislation, including, without limitation, housing or government-sponsored enterprise legislation.
●	political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Finance Agency’s review and analysis of the FHLBank System, including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A - Risk Factors and the risks set forth below:

●	changes in economic and market conditions, including the evolving risks relating to the March 2023 U.S. banking sector liquidity crisis;
●	changes in demand for Bank advances and other products resulting from changes in members’ and FDIC deposit flows and members’ credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (COs) of the FHLBanks;

●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;
●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war (including, but not limited to, the war between Ukraine and Russia or the conflicts in the Middle East) or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	37-38
1.1	Market Interest Rates	39
2.1	Financial Condition	44
3.1 - 3.8	Advances	47-52
4.1 - 4.9	Investments	53-58
5.1 - 5.3	Mortgage Loans Held-for-Portfolio	58-62
6.1 - 6.10	Consolidated Obligations	62-66
6.11	FHLBNY Ratings	66
7.1 - 7.4	Capital	67-69
8.1 - 8.8	Derivatives Instruments and Hedging Activities	69-73
9.1 - 9.3	Liquidity	74-77
9.4 - 9.5	FHFA MBS Limits and Core Mission Achievement	77
10.1 - 10.11	Results of Operations	78-90
11.1	Assessments	90

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

The Bank’s performance is based on our ability to provide reliable liquidity to our members in both turbulent operating environments and as part of their everyday funding needs to serve the needs of their customers. Our members also continued to partner with us on our numerous community support activities throughout 2023, accessing our housing and community development grant programs and products to drive millions of dollars into the communities we all serve. Our ability to execute on our foundational liquidity mission supports our work in these communities, and that our strong earnings in 2023 also means that we will make strong contributions through our Affordable Housing Program in 2024, again joining with our members and housing partners to get this key source of funding support to where it matters most.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities.

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

2023 Financial Results

Net income — Net income for 2023 was $751.1 million, an increase of $333.7 million, or 80.0%, from net income of $417.4 million for 2022. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for 2023 was $995.3 million, an increase of $361.6 million, or 57.1%, from $633.7 million for 2022. This increase was primarily attributed to an increase in interest rate yields of 289 basis points in interest - earning assets and in average earning assets balances by $40.6 billion in 2023 compared with 2022. Average advances balances increased $27.5 billion to $110.2 billion in 2023, up from $82.7 billion in 2022. In 2023, overnight and short-term investments in federal funds and overnight repurchase agreements benefited from rising yields for money market investments. While funding costs were also higher in line with the rising rate environment, cost of funding continued to benefit from favorable investor demand for Consolidated obligation short-term and floating-rate bonds. Net interest spread decreased to 33 basis points in 2023 compared to 39 basis points in 2022.

Return on average equity (ROE) for 2023 was 9.11%, compared to ROE of 6.12% for 2022.

Other income (loss) — Other income (loss) increased by $48.1 million, resulting from a larger gain of $77.1 million in 2023 compared to a gain of $29.0 million in 2022. Primary components are summarized below:

●	Financial instruments carried at fair values — In 2023, FVO instruments reported valuation losses of $99.2 million. In 2022, FVO instruments reported fair value gains of $207.0 million.
●	Derivative activities reported gains in Other income of $30.9 million in 2023 and $182.0 million in 2022, respectively. They were primarily from Interest rate swaps designated as economic hedges of fixed-rate treasury securities. The fair value on Interest rate swaps in economic hedges largely offset the marked-to-market valuation of the portfolio of U.S. Treasury securities held for liquidity.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market gains of $110.5 million in 2023 and losses of $364.0 million in 2022. The marked-to-market gains were largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net gains of $12.1 million compared to net losses of $15.4 million in 2022.

Other expenses were $236.1 million in 2023 compared to $199.1 million in 2022. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Non-interest expense increased by $37.0 million, driven by an increase in voluntary contributions to the FHLBNY’s housing and community development support activities. The Bank made $23.2 million in voluntary housing and community development grants and contributions in 2023, including an additional voluntary contribution to the Affordable Housing Program of $12.7 million to support its housing programs for 2024.

Affordable Housing Program Assessments (AHP) allocated from Net income were $83.5 million in 2023 compared to $46.5 million in 2022. Assessments are calculated as a percentage of Net income, and changes in allocations were relative with changes in Net income.

Dividend payments — Four quarterly cash dividend were paid in 2023 for a total of $8.31 per share of capital, compared to a total of $5.34 per share of capital in 2022.

Financial Condition — December 31, 2023 compared to December 31, 2022

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $158.3 billion at December 31, 2023 from $157.4 billion at December 31, 2022, an increase of $941.7 million, or 0.6%. As of December 31, 2023, advances were $108.9 billion, a decrease of $6.4 billion, or 5.6%, from $115.3 billion at December 31, 2022.

Cash at banks was $48.2 million at December 31, 2023, compared to $27.4 million at December 31, 2022.

Liquidity investments — Money market investments at December 31, 2023 were $9.6 billion in federal funds sold and $7.8 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances increased, as we continue to ensure an ample supply of funds to meet liquidity demands. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $1.9 billion and $1.8 billion at December 31, 2023 and December 31, 2022, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $5.9 billion and $7.1 billion at December 31, 2023 and December 31, 2022, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $7.9 billion at December 31, 2023 and $6.0 billion at December 31, 2022 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place such as deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Advances — Par balances decreased at December 31, 2023 to $109.8 billion, compared to $116.9 billion at December 31, 2022. Short-term fixed-rate advances decreased by 47.1% to $13.0 billion at December 31, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 42.3% to $35.7 billion at December 31, 2023, compared to $25.1 billion at December 31, 2022. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $396.1 million and $462.1 million at December 31, 2023 and December 31, 2022, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.5 billion and $5.5 billion at December 31, 2023 and December 31, 2022, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at December 31, 2023 and $1.1 billion at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.7 billion and $9.2 billion at December 31, 2023 and December 31, 2022, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.5 million on private-label MBS at December 31, 2023 versus $0.2 million at December 31, 2022.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at December 31, 2023 and December 31, 2022. Allowance for credit losses on State and local housing finance agency obligations in HTM portfolio was $0.1 million at December 31, 2023 and December 31, 2022.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.9 million at December 31, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.7 billion at December 31, 2023, a decrease of $146.9 million from the balance at December 31, 2022. Unpaid principal balance of MAP loans stood at $442.1 million at December 31, 2023 compared to $221.1 million at December 31, 2022.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2023, were lower than December 31, 2022. Allowance for credit losses increased to $3.3 million at December 31, 2023 compared to $1.9 million at December 31, 2022. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Capital ratios — Our capital position remains strong. At December 31, 2023, actual risk-based capital was $8.4 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $1.4 billion at December 31, 2023 compared to $749.5 million at December 31, 2022. To support $158.3 billion of total assets at December 31, 2023, the minimum required total capital was $6.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.4 billion, exceeding required total capital by $2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At December 31, 2023 balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2023	2022	2021	2020	2019
Investments (a)	$46,359	$39,103	$30,898	$39,748	$56,892
Advances	108,890	115,293	71,536	92,067	100,695
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,180	2,107	2,320	2,900	3,173
Total assets	158,333	157,391	105,358	136,996	162,062
Deposits and borrowings	3,482	1,027	1,321	1,753	1,194
Consolidated obligations, net
Bonds	97,569	85,498	54,829	69,716	78,764
Discount notes	47,907	61,793	42,197	57,659	73,959
Total consolidated obligations	145,476	147,291	97,026	127,375	152,723
Mandatorily redeemable capital stock	7	5	2	3	5
AHP liability	187	131	138	149	154
Capital
Capital stock	6,050	6,387	4,501	5,367	5,779
Retained earnings
Unrestricted	1,277	1,185	1,104	1,135	1,116
Restricted	1,061	911	827	774	685
Total retained earnings	2,338	2,096	1,931	1,909	1,801
Accumulated other comprehensive income (loss)	(143)	(136)	14	(20)	(48)
Total capital	8,245	8,347	6,446	7,256	7,532
Equity to asset ratio (c)	5.21%	5.30%	6.12%	5.30%	4.65%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2023	2022	2021	2020	2019
Investments (a)	$49,682	$36,531	$35,959	$45,150	$45,725
Advances	110,230	82,747	80,795	109,117	95,838
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,136	2,188	2,562	3,123	3,008
Total assets	164,728	123,207	120,488	158,811	145,506
Interest-bearing deposits and other borrowings	3,061	1,038	1,427	1,442	1,131
Consolidated obligations, net
Bonds	101,180	64,763	65,402	73,097	77,671
Discount notes	49,699	48,685	45,425	74,759	58,318
Total consolidated obligations	150,879	113,448	110,827	147,856	135,989
Mandatorily redeemable capital stock	7	23	2	4	6
AHP liability	154	131	148	155	159
Capital
Capital stock	6,185	4,969	4,896	6,129	5,545
Retained earnings
Unrestricted	1,240	1,113	1,114	1,119	1,091
Restricted	985	858	801	728	636
Total retained earnings	2,225	1,971	1,915	1,847	1,727
Accumulated other comprehensive income (loss)	(162)	(118)	20	(67)	(36)
Total capital	8,248	6,822	6,831	7,909	7,236

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	Years ended December 31,
share, and headcount)	2023	2022	2021	2020	2019
Net income	$751	$417	$266	$442	$473
Net interest income (d)	995	634	541	753	667
Dividends paid in cash (e)	509	252	244	348	366
AHP expense	83	46	29	49	52
Return on average equity (f)(i)	9.11%	6.12%	3.89%	5.59%	6.53%
Return on average assets (i)	0.46%	0.34%	0.22%	0.28%	0.32%
Net OTTI impairment losses	—	—	—	—	(1)
Other non-interest income (loss)	77	29	(48)	(51)	35
Total other income (loss)	77	29	(48)	(51)	34
Operating expenses (g)	188	169	166	170	151
Finance Agency and Office of Finance expenses	20	21	22	19	17
Total other expenses (j)	236	200	204	207	176
Operating expenses ratio (h)(i)	0.11%	0.14%	0.14%	0.11%	0.10%
Earnings per share	$12.15	$8.40	$5.42	$7.22	$8.52
Dividends per share	$8.31	$5.34	$4.69	$5.74	$6.49
Headcount (Full/part time)	345	327	340	354	342
(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $3.3 million, $1.9 million, $2.1 million, $7.1 million and $0.7 million for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Operating expenses include Compensation and Benefits.
(h)	Operating expenses as a percentage of Total average assets.
(i)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(j)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2023 and 2022 (rates in percent):

Table 1.1Market Interest Rates

	December 31,
	2023	2022	2023	2022
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	5.20%	1.88%	5.50%	4.50%
Federal Funds Effective Rate (a)	5.03	1.68	5.33	4.33
SOFR(a)	5.01	N/A	5.38	N/A
1-Month LIBOR	N/A	1.92	N/A	4.39
3-Month LIBOR	N/A	2.40	N/A	4.77
2-Year U.S.Treasury	4.60	2.99	4.25	4.43
5-Year U.S.Treasury	4.06	3.00	3.85	4.00
10-Year U.S.Treasury	3.96	2.95	3.88	3.87
15-Year Residential Mortgage Note Rate	6.48	4.85	6.31	5.98
30-Year Residential Mortgage Note Rate	7.19	5.59	6.99	6.66

(a)Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.P.

During the year, the market rates continued to rise as the Federal Reserve initiated multiple rate hikes in an effort to combat inflation. In addition, the Federal Reserve decreased its holding of Treasuries and MBS securities in 2023.

Impact of general level of interest rates on the FHLBNY. The level of interest rates impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. We invest in Federal funds sold and repurchase agreements that typically are overnight investments. We also use derivatives to effectively change the repricing characteristics of a significant proportion of our advances and Consolidated obligation debt to match shorter-term benchmark interest rates or overnight indices (SOFR and Federal funds effective rate, LIBOR previously) that reprice at intervals of three month or as frequently as daily. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate, the overnight SOFR, and the 3-month LIBOR rate previously, has an impact on profitability.

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

In summary, our average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of our assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term or overnight rate is received. Changes in rates paid on Consolidated obligations and the spread of these rates relative to LIBOR previously, SOFR, and the Federal funds rate or to U.S. Treasury securities may also impact profitability. The rates and prices at which we are able to issue Consolidated obligations, and their relationship to other products such as Treasury securities, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including GSEs such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from our members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; and actions by the Federal Reserve.

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

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2023:

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

Equity Investments — The FHLBNY has grantor trusts to support the Bank’s retirement plans, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available, and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

Legislative and Regulatory Developments

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services and collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:

●	Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
●	Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
●	Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the Affordable Housing Programs (AHP), Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and
●	Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities. [For a further discussion of the potential impact, see “Part I. Item 1A. Risk Factors” and MD&A section on advances.]

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP), as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. A FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing to which extent the obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

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

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a government-sponsored enterprise (GSE) such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. The Bank continues to evaluate the potential impact of the proposed rulemaking on its financial condition and results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule requires disclosure of, among other things: material climate-related risks and their material impacts; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. We will be subject to the applicable requirements of the rule in our annual reports for fiscal years beginning in 2027. We continue to review the final rule and evaluate its impact on us or our financial condition or results of operations, including the effect on costs and complexities associated with our SEC reporting.

Financial Condition

Table 2.1Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2023	December 31, 2022	dollar amount	percentage
Assets
Cash and due from banks	$48,198	$27,420	$20,778	75.78%
Interest-bearing deposits	1,945,000	1,750,000	195,000	11.14
Securities purchased under agreements to resell	7,820,000	4,245,000	3,575,000	84.22
Federal funds sold	9,640,000	9,470,000	170,000	1.80
Trading securities	5,886,421	7,113,419	(1,226,998)	(17.25)
Equity Investments	91,879	81,754	10,125	12.38
Available-for-sale securities	9,106,743	7,088,870	2,017,873	28.47
Held-to-maturity securities	11,869,328	9,354,048	2,515,280	26.89
Advances	108,890,128	115,292,876	(6,402,748)	(5.55)
Mortgage loans held-for-portfolio	2,179,766	2,106,969	72,797	3.46
Accrued interest receivable	581,608	437,823	143,785	32.84
Premises, software, and equipment	74,043	77,710	(3,667)	(4.72)
Operating lease right-of-use assets	54,862	60,338	(5,476)	(9.08)
Financing lease right-of-use assets	2,317	—	2,317	NM
Derivative assets	125,202	163,921	(38,719)	(23.62)
Other assets	17,704	121,341	(103,637)	(85.41)
Total assets	$158,333,199	$157,391,489	$941,710	0.60%

Liabilities
Deposits
Interest-bearing demand	$3,472,477	$1,015,991	$2,456,486	241.78%
Non-interest-bearing demand	9,376	10,946	(1,570)	(14.34)
Total deposits	3,481,853	1,026,937	2,454,916	239.05

Consolidated obligations
Bonds	97,569,062	85,497,755	12,071,307	14.12
Discount notes	47,906,908	61,792,989	(13,886,081)	(22.47)
Total consolidated obligations	145,475,970	147,290,744	(1,814,774)	(1.23)

Mandatorily redeemable capital stock	7,219	4,578	2,641	57.69

Accrued interest payable	716,021	370,456	345,565	93.28
Affordable Housing Program	187,027	131,394	55,633	42.34
Derivative liabilities	12,409	15,333	(2,924)	(19.07)
Other liabilities	138,658	131,360	7,298	5.56
Operating lease liabilities	67,021	73,304	(6,283)	(8.57)
Financing lease liabilities	2,320	—	2,320	NM
Total liabilities	150,088,498	149,044,106	1,044,392	0.70
Capital	8,244,701	8,347,383	(102,682)	(1.23)
Total liabilities and capital	$158,333,199	$157,391,489	$941,710	0.60%

NM— Not meaningful.

Balance Sheet overview December 31, 2023 and December 31, 2022

Total assets increased to $158.3 billion at December 31, 2023 from $157.4 billion at December 31, 2022, an increase of $941.7 million, or 0.6%.

Cash at banks was $48.2 million at December 31, 2023, compared to $27.4 million at December 31, 2022.

Money market investments at December 31, 2023 were $9.6 billion in federal funds sold and $7.8 billion in overnight resale agreements. At December 31, 2022, money market investments were $9.5 billion in federal funds sold and $4.2 billion in overnight resale agreements. Balances increased as we continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $17.3 billion and $11.6 billion in 2023 and 2022, respectively. Resale agreements averaged $4.9 billion and $74.0 million in 2023 and 2022, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $1.9 billion and $1.8 billion at December 31, 2023 and December 31, 2022, respectively.

Advances — Par balances decreased at December 31, 2023 to $109.8 billion, compared to $116.9 billion at December 31, 2022. Short-term fixed-rate advances decreased by 47.1% to $13.0 billion at December 31, 2023, down from $24.7 billion at December 31, 2022. ARC advances, which are adjustable-rate borrowings, increased by 42.3% to $35.7 billion at December 31, 2023, compared to $25.1 billion at December 31, 2022.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $396.1 million at December 31, 2023 and $462.1 million at December 31, 2022. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.5 billion at December 31, 2023 and $5.5 billion at December 31, 2022. We acquired $1.9 billion (par) of fixed-rate GSE-issued MBS in 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at December 31, 2023 and $1.1 billion at December 31, 2022.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.7 billion at December 31, 2023 and $9.2 billion at December 31, 2022. We acquired $3.2 billion (par) of floating-rate and $0.1 billion (par) of fixed-rate GSE-issued MBS in 2023.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at December 31, 2023 and at December 31, 2022.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2023, trading investments were $5.9 billion in U.S. Treasury securities. At December 31, 2022, trading investments were $7.1 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $91.9 million at December 31, 2023 and $81.8 million at December 31, 2022.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.7 billion at December 31, 2023, a decrease of $146.9 million from the balance at December 31, 2022. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $442.1 million at December 31, 2023, an increase of $221.0 million from the balance at December 31, 2022. Paydowns for the total portfolio for twelve months ended December 31, 2023 were $165.7 million compared to $285.2 million for the same period in 2022. Acquisitions for the twelve months ended December 31, 2023 were $245.8 million compared to $79.2 million for the same period in 2022. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are declining, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2023 were lower than December 31, 2022. Allowance for credit losses increased to $3.3 million at December 31, 2023 compared to $1.9 million at December 31, 2022.

Capital ratios — Our capital position remains strong. At December 31, 2023, actual risk-based capital was $8.4 billion compared to $8.5 billion at December 31, 2022. Required risk-based capital was $1.4 billion at December 31, 2023 compared to $749.5 million at December 31, 2022. To support $158.3 billion of total assets at December 31, 2023, the minimum required total capital was $6.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.4 billion, exceeding required total capital by $2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2023 balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity compared to 18.9 times at December 31, 2022. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2023 included $32.8 million as demand cash balances at the FRBNY, $17.5 billion in short-term and overnight investments in the federal funds and resale agreements, and $7.9 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — The FHLBNY has transitioned all LIBOR-indexed instruments, and has no LIBOR exposure at December 31, 2023.

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

Carrying values of advances outstanding were $108.9 billion at December 31, 2023 and $115.3 billion at December 31, 2022. Carrying values included cumulative hedging basis adjustment losses of $0.9 billion at December 31, 2023 and $1.6 billion at December 31, 2022.

Table 3.1Advance Trends

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

The FHFA in its ‘FHLBank System at 100: Focusing on the Future’ report (“System 100 Report”) released in November 2023 stated that the FHFA has communicated its expectation that the FHLBanks revisit their policies, procedures, and systems for evaluating the financial condition of members. The System 100 Report also stated that the FHLBanks must evaluate members’ financial condition and ability to repay advances, and noted that while pledged collateral may protect an FHLBank against risk of loss, it only serves as a backup source of repayment if the member cannot repay the advance. The report further stated that the FHFA is initiating multiple actions to strengthen member risk management by the FHLBanks. The System 100 Report emphasized that the FHLBanks are not “lenders of last resort” and need to coordinate with members’ primary regulators and the Federal Reserve Banks to facilitate the transition of troubled members to the Federal Reserve’s discount window. These comments from the FHFA and potential related actions by policy makers or member regulators may cause financially healthy members to reduce their advances, and make it more difficult for the Bank to provide liquidity in support of members that are experiencing temporary liquidity difficulties.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2Advances by Product Type

	December 31, 2023		December 31, 2022
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$35,663,390	32.49%	$25,063,390	21.43%
Fixed Rate Advances	53,024,265	48.29	54,523,869	46.64
Short-Term Advances	13,049,894	11.89	24,674,722	21.10
Mortgage Matched Advances	421,544	0.38	78,639	0.07
Overnight & Line of Credit (OLOC) Advances	4,516,962	4.11	9,231,475	7.89
All other categories	3,119,096	2.84	3,357,759	2.87
Total par value	109,795,151	100.00%	116,929,854	100.00%
Advance discounts	(7,878)		(2,083)
Hedge valuation basis adjustments	(897,145)		(1,634,895)
Total	$108,890,128		$115,292,876

Member Pledged Collateral

Member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY. Eligible collateral includes: (1) one-to-four-family mortgages; (2) multi-family & commercial real estate mortgages; (3) Treasury and U.S. government agency securities; (4) private-label commercial mortgage-backed securities; and (5) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value, can be liquidated in due course, and the Bank has the ability to perfect its security interest. The FHLBNY also has a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members. The FHLBNY’s loan and collateral agreements give the Bank security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. FHLBNY may supplement this security interest by imposing additional collateral delivery requirements on our member borrowers based on the overall financial strength of the member. To ensure that the FHLBNY has sufficient collateral to cover credit extensions, the FHLBNY has established a Collateral Lendable Value methodology. This methodology ensures that the FHLBNY remains fully collateralized by establishing risk-based lendable values for each pledged collateral type. These lendable values are periodically reassessed to ensure that they are reflective of current market conditions.

The following table summarizes pledged collateral (in thousands):

Table 3.3Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
December 31, 2023	$109,795,151	$20,939,733	$130,734,884	$358,853,921	$70,552,994	$429,406,915
December 31, 2022	$116,929,854	$22,790,754	$139,720,608	$338,641,587	$81,962,704	$420,604,291
(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
December 31, 2023	$71,812,944	$357,593,971	$429,406,915
December 31, 2022	$82,658,830	$337,945,461	$420,604,291

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5Advances by Interest-Rate Payment Terms

	December 31, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$73,209,674	66.68%	$90,424,460	77.33%
Variable-rate (b)	36,585,390	33.32	26,505,390	22.67
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	87	—	4	—
Total par value	109,795,151	100.00%	116,929,854	100.00%
Advance discounts	(7,878)		(2,083)
Hedge valuation basis adjustments	(897,145)		(1,634,895)
Total	$108,890,128		$115,292,876
(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2023, with only 6.4% of advances in the remaining maturity bucket of greater than 5 years (6.5% at December 31, 2022). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 3.6Advances by Redemption Term

	December 31, 2023		December 31, 2022		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$42,366,512	38.59%	$61,444,708	52.55%	$(19,078,196)	(31.05)%
Due after 1 year through 3 years	13,976,570	12.72	14,399,676	12.31	(423,106)	(2.94)
Due after 3 years through 5 years	9,536,618	8.69	6,405,303	5.48	3,131,315	48.89
Due after 5 years through 15 years	4,386,479	4.00	4,085,973	3.49	300,506	7.35
Thereafter	—	—	161	—	(161)	(100.00)
Total principal amount	70,266,179	64.00	86,335,821	73.83	(16,069,642)	(18.61)

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	181,450	0.17	—	—	181,450	NM
Due after 3 years through 5 years	738,000	0.67	1,505,000	1.29	(767,000)	(50.96)
Due after 5 years through 15 years	1,602,500	1.46	2,505,000	2.14	(902,500)	(36.03)
Thereafter	—	—	—	—	—	NM
Total principal amount	2,521,950	2.30	4,010,000	3.43	(1,488,050)	(37.11)

Variable-rate
Due in 1 year or less	22,845,390	20.81	21,493,000	18.38	1,352,390	6.29
Due after 1 year through 3 years	8,727,000	7.95	3,792,390	3.24	4,934,610	NM
Due after 3 years through 5 years	4,013,000	3.65	220,000	0.19	3,793,000	NM
Due after 5 years through 15 years	1,000,000	0.91	1,000,000	0.86	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	36,585,390	33.32	26,505,390	22.67	10,080,000	38.03

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	—	—	—	NM

Other (b)
Due in 1 year or less	76,940	0.07	33,362	0.03	43,578	NM
Due after 1 year through 3 years	145,209	0.13	28,356	0.02	116,853	NM
Due after 3 years through 5 years	195,459	0.18	11,459	0.01	184,000	NM
Due after 5 years through 15 years	3,731	—	4,985	0.01	(1,254)	(25.16)
Thereafter	206	—	477	—	(271)	(56.81)
Total principal amount	421,545	0.38	78,639	0.07	342,906	NM

Overdrawn and overnight deposit accounts	87	—	4	—	83	NM

Total principal amount advances	109,795,151	100.00%	116,929,854	100.00%	(7,134,703)	(6.10)%
Other adjustments, net (c)	(905,023)		(1,636,978)		731,955

Total advances	$108,890,128		$115,292,876		$(6,402,748)
(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM— Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 3.7Hedged Advances by Type

Par Amount	December 31, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullets (a)	$49,092,527	$39,392,241
Fixed-rate putable (b)	2,521,950	4,010,000
Fixed-rate with embedded cap	—	350,000
Total qualifying hedges	$51,614,477	$43,752,241

Aggregate par amount of advances hedged (c)	$53,922,377	$44,070,441
Fair value basis (hedging adjustments)	$(897,145)	$(1,634,895)
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2023 and December 31, 2022, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8Putable and Callable Advances

	Advances
Par Amount	December 31, 2023	December 31, 2022
Putable (a)	$2,521,950	$4,010,000
No-longer putable/callable	$—	$—
(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2023	2022	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,228,238	$1,109,029	$119,209	10.75%
Held-to-maturity securities, at carrying value, net	166,062	177,117	(11,055)	(6.24)
Total HFA securities	1,394,300	1,286,146	108,154	8.41

Trading securities (b)	5,886,421	7,113,419	(1,226,998)	(17.25)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	7,878,505	5,979,841	1,898,664	31.75
Held-to-maturity securities, at carrying value, net (c)	11,703,266	9,176,931	2,526,335	27.53
Total MBS securities	19,581,771	15,156,772	4,424,999	29.19

Equity investments in Grantor trusts (d)	91,879	81,754	10,125	12.38
Interest-bearing deposits	1,945,000	1,750,000	195,000	11.14
Securities purchased under agreements to resell	7,820,000	4,245,000	3,575,000	84.22
Federal funds sold	9,640,000	9,470,000	170,000	1.80

Total Investments	$46,359,371	$39,103,091	$7,256,280	18.56%
(a)	State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were purchases of $125.0 million of AFS State and local housing finance agency bonds for the twelve months ending December 31, 2023. Payments from HTM portfolio were $11.1 million and payments from the AFS portfolio were $5.4 million.
(b)	Trading securities comprised of U.S. Treasury securities at December 31, 2023 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We purchased $1.6 billion par of U.S. Treasury notes in 2023.
(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
(d)	Funds in the grantor trusts are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2Investment Debt Securities Issuer Concentration

	December 31, 2023			December 31, 2022
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,261,695	$2,242,039	27.43%	$2,099,507	$2,071,390	25.15%
Freddie Mac	17,276,218	16,967,872	209.54	13,001,618	12,604,915	155.76
Ginnie Mae	6,563	6,563	0.08	7,477	7,477	0.09
All Others - PLMBS	37,295	40,199	0.45	48,170	52,016	0.58
Non-MBS, net (b)	1,394,300	1,381,971	16.91	1,286,146	1,272,277	15.41
Total Investment Debt Securities	$20,976,071	$20,638,644	254.41%	$16,442,918	$16,008,075	196.98%

Categorized as:

Available-for-Sale Securities	$9,106,743	$9,106,743		$7,088,870	$7,088,870

Held-to-Maturity Securities, net	$11,869,328	$11,531,901		$9,354,048	$8,919,205

(a)Carrying values include fair values for AFS securities.

(b)Non-MBS — Includes Housing finance agency bonds.

(c)Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 4.3External Rating of the Held-to-Maturity Portfolio

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,666,992	$25,831	$224	$10,105	$11,703,266
State and local housing finance agency obligations	—	166,062	—	—	—	166,062
Total Long-term securities	$114	$11,833,054	$25,831	$224	$10,105	$11,869,328

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$140	$9,128,951	$35,898	$382	$11,560	$9,176,931
State and local housing finance agency obligations	—	175,974	1,143	—	—	177,117
Total Long-term securities	$140	$9,304,925	$37,041	$382	$11,560	$9,354,048

See footnotes (a) and (b) under Table 4.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4External Rating of the Available-for-Sale Portfolio

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,878,505	$—	$—	$—	$7,878,505
State and local housing finance agency obligations	168,025	1,060,213	—	—	—	1,228,238
Total Long-term securities	$168,025	$8,938,718	$—	$—	$—	$9,106,743

	December 31, 2022
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$5,979,841	$—	$—	$—	$5,979,841
State and local housing finance agency obligations	14,622	1,093,657	—	750	—	1,109,029
Total Long-term securities	$14,622	$7,073,498	$—	$750	$—	$7,088,870

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2023		December 31, 2022
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$536,177	3.32%	$375,711	3.04%
Due after one year through five years	6,791,088	3.71	5,610,679	3.36
Due after five years through ten years	9,144,239	3.39	7,654,366	2.83
Due after ten years	3,318,297	5.35	1,750,120	3.80
Total Mortgage-backed securities	$19,789,801	3.83%	$15,390,876	3.14%

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

Table 4.6Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	December 31, 2023	December 31, 2022
Current face value of hedged CMBS	$6,720,604	$4,787,741
Partial-term hedge face value of hedged CMBS	$6,040,000	$4,263,000
Cumulative basis adjustment gains (losses)	$(505,344)	$(575,104)
Interest rate swap contracts (par)	$6,040,000	$4,263,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $7.8 billion at December 31, 2023 and $4.2 billion at December 31, 2022. Resale agreements averaged $4.9 billion and $74.0 million in 2023 and 2022, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.6 billion at December 31, 2023, and $9.5 billion at December 31, 2022, and averaged $17.3 billion and $11.6 billion in 2023 and 2022, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2023		December 31, 2022		Year ended December 31, 2023		Year ended December 31, 2022
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at
Counterparties	Rating	Rating	Rating	Rating	Balance	period end	Balance	period end
Australia	AA-	AA3 to AA2	AA-	AA3	$2,178,384	$2,120,000	$1,803,178	$2,045,000
Austria	A+	A1	A+	A2	1,266,712	—	918,162	—
Canada	A to AA-	A3 to AA2	A to AA-	A3 to AA2	4,674,477	4,420,000	3,841,452	4,255,000
Finland	AA-	AA3	AA-	AA3	1,638,699	1,250,000	1,483,137	2,045,000
France	A to A+	A1 to AA3	A to A+	A1 to AA3	1,851,110	1,350,000	497,855	500,000
Germany	A	A1	A-	A1	32,794	—	114,205	—
Netherlands	A+	AA2	A+	AA2	897,630	500,000	894,247	625,000
Norway	AA-	AA2	AA-	AA2	733,562	—	141,699	—
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	1,384,027	—	236,959	—
Switzerland	N/A	N/A	A-	A3	—	—	217,109	—
UK	A+	A1	A	A1	1,283,712	—	1,049,658	—

Subtotal					15,941,107	9,640,000	11,197,661	9,470,000

USA	BBB+ to AA-	BAA1 to AA2	A to AA-	A3 to AA2	1,341,871	—	448,110	—
Total					$17,282,978	$9,640,000	$11,645,771	$9,470,000
(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties have less demand at year-end than during the year.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8Trading Securities

	Trading Securities
	December 31, 2023	December 31, 2022
Par value	$6,325,925	$7,675,925
Amortized cost	$6,148,424	$7,486,397
Carrying/Fair value	$5,886,421	$7,113,419

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2023	December 31, 2022
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$6,325,925	$7,675,925
Par amounts of interest rate swaps	$6,325,925	$7,775,925

(a)Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.2 billion at December 31, 2023, an increase of $74.2 million (net of acquisitions and paydowns) from the balance at December 31, 2022. Mortgage loan balances increased due to an increase in acquisitions. During 2023, the Bank purchased $245.8 million of mortgage loans from members and paydowns were $165.7 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at December 31, 2023 were lower than December 31, 2022. Allowance for credit losses was $3.3 million at December 31, 2023, and $1.9 million at December 31, 2022. This increase was primarily due to the implementation of a new vendor model as our existing vendor exited this service.

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the MAP as a secondary market outlet for its Participating Financial Institution (PFI) members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

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

The FHLBNY was notified on November 3, 2023 by our MAP Master Servicer, Mr. Cooper, that it experienced a cyber incident involving an unauthorized third party accessing certain internal systems of Mr. Cooper. At this time, we do not believe any FHLBNY accounting data or MAP consumer privacy data has been affected. However, as part of its response protocols, Mr. Cooper has deployed containment measures to protect its systems and data, including locking down certain systems as a precautionary measure. As a result of these protocols, PFI may be delayed in uploading their monthly MAP servicing remittance reports to the Mr. Cooper website, until the situation is resolved, or other alternative reporting protocols are established. We do not believe that this incident will be material to our operations, and we will continue to work with Mr. Cooper and our MAP PFIs to obtain these accounting reports using alternative data transmission methods.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1Mortgage Loans by Conventional and Insured Loans

	December 31, 2023	December 31, 2022
Federal Housing Administration and Veteran Administration insured loans	$127,147	$139,249
Conventional loans	2,055,920	1,969,631
Allowance for credit losses on mortgage loans	(3,301)	(1,911)
Mortgage loans held-for-portfolio, net (a)	$2,179,766	$2,106,969
(a)	Includes MAP portfolio balance of $449.2 million as of December 31, 2023 and $226.0 million as of December 31, 2022 which were not included in this table previously.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 5.2Geographic Concentration of Mortgage Loans

	December 31, 2023		December 31, 2022
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	72.7%	67.1%	74.6%	69.9%

Table 5.3Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	December 31, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$174,018	8.09%
Teachers Federal Credit Union	168,031	7.81
Watertown Savings Bank	127,205	5.92
Citizens Bank, N.A. (a)	119,874	5.57
Manasquan Bank	115,181	5.36
All Others	1,446,071	67.25
Total (c)	$2,150,380	100.00%

	December 31, 2022
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Teachers Federal Credit Union	$179,424	8.64%
Bethpage Federal Credit Union	161,314	7.77
Watertown Savings Bank	134,416	6.47
Citizens Bank, N.A.(a)	132,105	6.36
Webster Bank, N.A. (b)	124,915	6.02
All Others	1,344,037	64.74

Total(c)	$2,076,211	100.00%
(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	Includes MPF unpaid principal balances of $1.7 billion as of December 31, 2023 and $1.9 billion as of December 31, 2022, and MAP unpaid principal balances of $0.4 billion as of December 31, 2023 and $0.2 billion as of December 31, 2022.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $145.5 billion and $147.3 billion at December 31, 2023 and December 31, 2022, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $97.6 billion (par, $98.6 billion) at December 31, 2023, compared to $85.5 billion (par, $87.5 billion) at December 31, 2022. The carrying value of Consolidated obligation discount notes outstanding was $47.9 billion at December 31, 2023 and $61.8 billion at December 31, 2022.

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

The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $26.3 billion at December 31, 2023 and $33.0 billion at December 31, 2022.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1CO Bonds by Type

	December 31, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$33,066,960	33.52%	$30,482,290	34.83%
Fixed-rate, callable	35,735,130	36.23	18,676,130	21.34
Step Up, callable	3,473,000	3.52	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	200,000	0.20	250,000	0.29
Single-index floating rate	26,118,500	26.48	32,733,000	37.40
Total par value	98,645,590	100.00%	87,515,420	100.00%

Bond premiums	81,218		123,477
Bond discounts	(24,665)		(26,341)
Hedge valuation basis adjustments (a)	(1,126,343)		(2,015,128)
Hedge basis adjustments on de-designated hedges (b)	106,686		114,430
FVO (c) - valuation adjustments and accrued interest	(113,424)		(214,103)
Total Consolidated obligation bonds	$97,569,062		$85,497,755

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $1.1 billion at December 31, 2023 and $2.0 billion at December 31, 2022. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 6.2CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2023	December 31, 2022
Qualifying hedges
Fixed-rate bullet bonds	$19,960,020	$16,995,505
Fixed-rate callable bonds	37,173,130	22,614,130
	$57,133,150	$39,609,635

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 6.3CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2023	December 31, 2022
Bonds designated under FVO	$3,893,965	$4,373,965

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 6.4Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2023	December 31, 2022
Bonds designated as economically hedged
Fixed-rate bonds (a)	$1,460,000	$15,000
(a)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5CO Bonds — Maturity or Next Call Date

	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of maturity or next call date
Due or callable in one year or less	$77,561,045	78.63%	$63,600,290	72.67%
Due or callable after one year through two years	9,312,850	9.44	11,586,805	13.24
Due or callable after two years through three years	5,131,155	5.20	3,061,985	3.50
Due or callable after three years through four years	1,676,385	1.70	3,164,905	3.62
Due or callable after four years through five years	2,450,705	2.48	1,487,435	1.70
Thereafter	2,513,450	2.55	4,614,000	5.27
Total par value	$98,645,590	100.00%	$87,515,420	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2023	December 31, 2022
Callable	$39,460,130	$24,300,130
Non-Callable	$59,185,460	$63,215,290

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7Discount Notes Outstanding

	December 31, 2023	December 31, 2022
Par value	$48,657,920	$62,295,735
Amortized cost	$47,914,413	$61,832,418
Hedge value basis adjustments (a)	(7,363)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	(142)	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$47,906,908	$61,792,989
Weighted average interest rate	5.17%	3.97%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $43.4 billion and $34.6 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2023 and December 31, 2022, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2023 and December 31, 2022.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 6.8Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2023	December 31, 2022
Discount notes hedged under qualifying hedge	$43,431,306	$34,626,552

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.9Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2023	December 31, 2022
Discount notes designated as economic hedges (a)	$886,789	$13,940,198
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.10Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2023	December 31, 2022
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,608,000
(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 9 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to variable-rate instruments. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at December 31, 2023 and December 31, 2022.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 29, 2024.

Table 6.11FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2023	February 29, 2024	AA+/A-1+	Stable/Affirmed	February 29, 2024	AAA/P-1	Negative/Affirmed

2022	February 28, 2023	AA+/A-1+	Stable/Affirmed	February 28, 2023	AAA/P-1	Stable/Affirmed

2021	December 10, 2021	AA+/A-1+	Stable/Affirmed	December 27, 2021	AAA/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $716.0 million at December 31, 2023 and $370.5 million at December 31, 2022. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $138.7 million at December 31, 2023 and $131.4 million at December 31, 2022. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1Stockholders’ Capital

	December 31, 2023	December 31, 2022
Capital Stock (a)	$6,049,570	$6,387,701
Unrestricted retained earnings (b)	1,276,583	1,185,112
Restricted retained earnings (c)	1,061,081	910,855
Accumulated Other Comprehensive Income (Loss)	(142,533)	(136,285)
Total Capital	$8,244,701	$8,347,383
(a)	Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement (Capital Agreement).
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2023 has grown to $1.1 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at December 31, 2023 was $1.4 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.1 billion at December 31, 2023. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 7.2Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2023	December 31, 2022
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(763)	$(998)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(713,284)	(808,772)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	505,344	575,104
Net Cash flow hedging gains (losses) (c)	75,201	102,200
Employee supplemental retirement plans (d)	(9,031)	(3,819)
Total Accumulated other comprehensive income (loss)	$(142,533)	$(136,285)
(a)	Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.
(b)	Net unrealized losses of $713.3 million at December 31, 2023 and net unrealized losses of $808.8 million at December 31, 2022, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $505.3 million and $575.1 million at December 31, 2023 and December 31, 2022, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.
(c)	Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Roll forward due to ASC 815 Hedging Programs.
(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 7.3AOCI Roll forward due to ASC 815 Hedging Programs

	December 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(26,995)	805	(69,760)
Amount reclassified	—	1,248	—
Fair Value - closed contract	—	(2,057)	—
Ending balance	$76,473	$(1,272)	$505,344

Notional amount of swaps outstanding	$1,608,000	$—	$6,040,000

	December 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	198,069	(805)	544,437
Amount reclassified	—	1,190	—
Fair Value - closed contract	—	5,245	—
Ending balance	$103,468	$(1,268)	$575,104

Notional amount of swaps outstanding	$1,608,000	$54,005	$4,263,000

	December 31, 2021
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(198,494)	$(8,710)	$(44,052)
Changes in fair values (a)	103,893	—	74,719
Amount reclassified	—	1,511	—
Fair Value - closed contract	—	301	—
Ending balance	$(94,601)	$(6,898)	$30,667

Notional amount of swaps outstanding	$1,693,000	$—	$2,859,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4Dividends Paid and Payout Ratios

	Twelve months ended
	December 31,	December 31,
	2023	2022
Cash dividends paid per share	$8.31	$5.34
Dividends paid (a)(c)	$509,434	$252,374
Pay-out ratio (b)	67.82%	60.47%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2023 and December 31, 2022:

Table 8.1Derivative Hedging Strategies — Advances

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$49,092	$39,392
		Economic	$2,308	$318
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$2,522	$4,010
Pay-fixed with embedded features, receive-float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair Value	$—	$350

Table 8.2Derivative Hedging Strategies — Investments

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$6,040	$4,263
		Economic	$6,326	$7,776

Table 8.3Derivative Hedging Strategies — Consolidated Obligation Bonds

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$19,960	$16,996
		Economic	$4,579	$4,374
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$37,173	$22,614
		Economic	$775	$15
Forward-starting interest rate swap	Locks in the cost of funding on anticipated issuance of debt.	Cash Flow	$—	$54

Table 8.4Derivative Hedging Strategies — Consolidated Obligation Discount Notes

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$43,431	$34,627
		Economic	$887	$13,940
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest-rate sensitivity.	Cash Flow	$1,608	$1,608

Table 8.5Derivative Hedging Strategies — Balance Sheet

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$9,760	$11,415
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$9,760	$11,415
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$150	$800

Table 8.6Derivative Hedging Strategies — Intermediation

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$36	$66

Table 8.7Derivative Hedging Strategies — Stand-Alone

			December 31, 2023	December 31, 2022
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$19	$10

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8Derivatives Counterparty Credit Ratings

	December 31, 2023
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$154,557	$7,954	$(7,910)	$44	$—	$44
Cleared derivatives assets (d)	135,237,220	15,183	—	15,183	768,486	783,669
	135,391,777	23,137	(7,910)	15,227	768,486	783,713
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	12,902,000	(57,380)	167,200	109,820	(96,036)	13,784
Cleared derivatives liability (d)	820,145	—	—	—	26,362	26,362
	13,722,145	(57,380)	167,200	109,820	(69,674)	40,146

Total derivative positions with non-member counterparties to which the Bank had credit exposure	149,113,922	(34,243)	159,290	125,047	698,812	823,859
Delivery commitments
Derivative position with delivery commitments	19,277	155	—	155	(155)	—
Total derivative position with members	19,277	155	—	155	(155)	—
Total	$149,133,199	$(34,088)	$159,290	$125,202	$698,657	$823,859
Derivative positions without credit exposure	45,293,590
Total notional	$194,426,789

	December 31, 2022
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$699,583	$10,718	$(10,120)	$598	$—	$598
Cleared derivatives assets (d)	129,067,443	31,373	—	31,373	549,089	580,462
	129,767,026	42,091	(10,120)	31,971	549,089	581,060
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	9,654,020	(246,420)	376,180	129,760	(108,760)	21,000
Triple B liability (c)	6,035,000	(187,781)	189,970	2,189	—	2,189
Cleared derivatives liability (d)	839,545	—	—	—	27,667	27,667
	16,528,565	(434,201)	566,150	131,949	(81,093)	50,856
Total derivative positions with non-member counterparties to which the Bank had credit exposure	146,295,591	(392,110)	556,030	163,920	467,996	631,916
Delivery commitments
Derivative position with delivery commitments	9,837	1	—	1	(1)	—
Total derivative position with members	9,837	1	—	1	(1)	—
Total	$146,305,428	$(392,109)	$556,030	$163,921	$467,995	$631,916
Derivative positions without credit exposure	27,737,130
Total notional	$174,042,558
(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $794.8 million and $576.8 million in marketable securities as collateral at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022 we did not pledge cash as collateral.

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

Table 9.1Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2023	$3,325	$97,683	$94,358
September 30, 2023	3,058	93,912	90,854
June 30, 2023	2,821	115,971	113,150
March 31, 2023	2,899	109,181	106,282
December 31, 2022	887	90,794	89,907

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2023	$17,595	$44,202	$26,607
September 30, 2023	34,167	41,218	7,051
June 30, 2023	31,863	53,127	21,264
March 31, 2023	19,411	44,351	24,940
December 31, 2022	6,990	32,666	25,676

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2023	$1,560	$43,257	$41,697
September 30, 2023	2,749	40,528	37,779
June 30, 2023	4,127	51,590	47,463
March 31, 2023	3,137	42,038	38,901
December 31, 2022	2,269	29,280	27,011

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

Cash flows

Cash and due from Banks was $48.2 million at December 31, 2023 and $27.4 million at December 31, 2022. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $0.6 billion in net cash inflows in the twelve months ended December 31, 2023, compared to net cash inflows of $2.3 billion in 2022. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $751.1 million in the twelve months ended December 31, 2023 and $417.4 million in 2022; (b) Net cash outflows from Derivatives and hedging activities were $425.9 million in the twelve months ended December 31, 2023, compared to net cash inflows of $1.3 billion in 2022; and (c) Negative adjustments to operating cash flows of $110.5 million to recognize unrealized valuation gains on U.S. Treasury securities at December 31, 2023, compared to positive adjustments of $364.0 million to recognize unrealized valuation losses on U.S. Treasury securities in 2022.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $0.9 billion in net cash inflows in the twelve months ended December 31, 2023 compared to $55.9 billion in net cash outflows in 2022. In the twelve months ended December 31, 2023, we acquired $1.5 billion of Treasury securities compared to $4.8 billion in 2022. Repayments from Treasury securities were $2.6 billion in the twelve months ended December 31, 2023 compared to $2.3 billion in 2022. Net cash outflows from Securities purchased under agreements to resell were $3.6 billion in the twelve months ended December 31, 2023 compared to net cash outflows of $3.0 billion in 2022.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $1.5 billion in the twelve months ended December 31, 2023 compared to net cash inflows of $53.6 billion in 2022.

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

Table 9.4FHFA MBS Limits

	December 31, 2023		December 31, 2022
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	242%	300%	188%	300%

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

Table 9.5Core Mission Achievement

	December 31, 2023	December 31, 2022
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$111,727,623	$83,643,225
Mortgage Loans	2,106,517	2,155,287
Total Primary Mission Assets	$113,834,140	$85,798,512
Total Consolidated Obligations	$153,201,022	$114,722,063
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$5,191,477	$7,210,995

Core Mission Achievement Ratio	77%	80%
Target Ratio	70%	70%
(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2023, 2022 and 2021. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1Principal Components of Net Income

	Years ended December 31,
	2023	2022	2021
Total interest income	$8,400,387	$2,758,182	$965,578
Total interest expense	7,405,050	2,124,455	424,981
Net interest income before provision for credit losses	995,337	633,727	540,597
Provision (Reversal) for credit losses	1,695	(226)	(5,528)
Net interest income after provision for credit losses	993,642	633,953	546,125
Total other income (loss)	77,079	29,049	(47,422)
Total other expenses	236,059	199,109	203,668
Income before assessments	834,662	463,893	295,035
Affordable Housing Program Assessments	83,531	46,517	29,514
Net income	$751,131	$417,376	$265,521

Net Income — 2023 Compared to 2022

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for 2023 was $751.1 million, an increase of $333.7 million, or 80.0% compared to 2022. Summarized below are the primary components of our Net income:

Net interest income —Net interest income was $995.3 million in 2023, an increase of $361.6 million, or 57.1% compared to 2022. Net interest spread was 33 basis points for 2023 compared to 39 basis points for 2022. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for 2023 was a provision of $1.7 million compared to a recovery of $0.2 million for 2022. The Bank transitioned models in June of 2023 and the newly adopted model assumptions are different than the prior model.

Other income (loss) — Other income (loss) reported a gain of $77.1 million in 2023 compared to a gain of $29.0 million in 2022.

●	Service fees and other were $21.2 million in 2023 compared to $17.3 million reported in 2022. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation losses of $99.2 million in 2023 compared to net gains of $207.0 million in 2022. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $30.9 million in Other income in 2023, compared to net gains of $182.0 million in 2022. For more information, see Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value gains of $110.5 million in 2023 compared to net fair value losses of $364.0 million in 2022.
●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $12.1 million in 2023 compared to net losses of $15.4 million in 2022.

Other expenses were $236.1 million in 2023 compared to $199.1 million in 2022. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $85.1 million in 2023, up from $74.0 million in 2022.
●	Compensation and benefits expenses were $102.6 million in 2023 compared to $94.3 million in 2022.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $20.4 million in 2023 compared to $21.1 million in 2022.
●	Other expenses were $28.0 million in 2023 compared to $9.7 million in 2022, driven by $23.2 million in voluntary housing and community development grants and contributions in 2023, including an additional voluntary contribution to the Affordable Housing Program of $12.7 million to support its housing programs for 2024.

Affordable Housing Program Assessments (AHP) allocated from Net income were $83.5 million in 2023 compared to $46.5 million in 2022. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — 2022 Compared to 2021

Net income in 2022 was $417.4 million, an increase of $151.9 million, or 57.2% compared to 2021.

Net interest income in 2022 was $633.7 million, an increase of $93.1 million, or 17.2% compared to 2021. Net interest spread was 39 basis points for 2022 compared to 43 basis points for 2021. For more information, see Table 10.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) reported was a gain of $29.0 million in 2022 compared to a loss of $47.4 million in 2021.

Other expenses were $199.1 million in 2022, compared to $203.7 million in 2021. Operating expenses were $74.0 million in 2022, up from $69.9 million in 2021. Compensation and benefits were $94.3 million in 2022 compared to $96.1 million in 2021. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $21.1 million in 2022 compared to $22.0 million in 2021. Other expenses were $9.7 million in 2022 and $15.7 million in 2021. Other expenses included non-service elements of Net periodic pension benefit costs, derivative clearing fees, and voluntary contributions.

AHP assessments allocated from Net income were $46.5 million in 2022 compared to $29.5 million in 2021.

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

The following table summarizes Net interest income (dollars in thousands):

Table 10.2Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2023	2022	2021	2023	2022
Total interest income (a)	$8,400,387	$2,758,182	$965,578	204.56%	185.65%
Total interest expense (a)	7,405,050	2,124,455	424,981	248.56	399.89
Net interest income before provision for credit losses	$995,337	$633,727	$540,597	57.06%	17.23%

(a)Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.7 and accompanying discussions

2023 Net interest income, before loan loss provisions, was $995.3 million, an increase of $361.6 million, or 57.1% from 2022. Primary driver was increase in the average balances of interest earning assets, principally advances. Additionally, $2.2 million of prepayment fees were recorded in Net interest income in 2023 compared to $3.4 million in 2022. Interest rates continued to increase during the year, impacting our interest revenues and opportunities for acquiring investments during most of the year.

Members’ demand for advances increased with the market volatility of 2023 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions. Interest earning assets have been positively impacted by the Fed’s acquisition program in the agency-issued mortgage-backed securities market that has driven down pricing and increased the opportunities for acquiring investments during the latter part of the year that would meet our risk/reward targets. Spreads increased on our investments in overnight Federal funds markets and repurchase programs, two principal investment vehicles for our balance sheet liquidity programs.

In 2023, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than 2022. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 61 basis points in 2023, compared to 52 basis points in 2022. Net interest spread, representing the yield from earning assets minus interest paid on costing liabilities was 33 basis points for 2023 compared to 39 basis points for 2022.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, increased to $8.4 billion in 2023, up from $6.9 billion in 2022. Increase in Capital stock was in line with increase in advances in 2023 as borrowing members are required to purchase capital stock in proportion to amounts borrowed.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded a net income of $60.7 million in 2023 compared to a net expense of $146.2 million in 2022. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest-rate swaps (in thousands):

Table 10.3Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Years ended December 31,
	2023	2022	2021
Interest income	$7,185,271	$2,605,537	$1,391,403
Fair value hedging effects	(1,915)	18,073	2,473
Amortization of basis adjustment	(21)	(321)	(1,335)
Interest rate swap accruals	1,217,052	134,893	(426,963)
Reported interest income	8,400,387	2,758,182	965,578

Interest expense	6,257,159	1,868,771	545,486
Fair value hedging effects	(6,196)	(18,747)	(4,489)
Amortization of basis adjustment	(2,245)	(6,667)	(5,349)
Interest rate swap accruals	1,156,332	281,098	(110,667)
Reported interest expense	7,405,050	2,124,455	424,981
Net interest income	$995,337	$633,727	$540,597
Net interest adjustment - interest rate swaps	$67,225	$(103,039)	$(305,320)

Spread and Yield Analysis — 2023, 2022 and 2021

Table 10.4Spread and Yield Analysis

	Years ended December 31,
	2023			2022			2021
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$110,230,082	$5,988,659	5.43%	$82,747,277	$1,915,358	2.31%	$80,794,903	$483,216	0.60%
Interest bearing deposits and others	3,926,579	202,359	5.15	2,364,070	51,848	2.19	1,377,228	1,202	0.09
Federal funds sold and other overnight funds	22,218,378	1,131,164	5.09	11,719,786	203,090	1.73	11,856,627	9,736	0.08
Investments
Trading securities	5,538,693	134,753	2.43	7,430,460	93,581	1.26	7,521,868	96,911	1.29
Mortgage-backed securities
Fixed	14,010,157	574,067	4.10	12,459,354	346,307	2.78	10,852,929	274,601	2.53
Floating	3,920,919	224,383	5.72	2,559,997	52,741	2.06	3,567,081	20,672	0.58
State and local housing finance agency obligations	1,302,094	75,022	5.76	1,235,338	29,197	2.36	1,086,109	7,805	0.72
Mortgage loans held-for-portfolio	2,136,356	69,908	3.27	2,187,999	65,832	3.01	2,562,159	71,434	2.79
Loans to other FHLBanks	1,397	72	5.15	13,712	228	1.67	822	1	0.12

Total interest-earning assets	$163,284,655	$8,400,387	5.14%	$122,717,993	$2,758,182	2.25%	$119,619,726	$965,578	0.81%

Funded By:
Consolidated obligation bonds
Fixed	$61,981,421	$2,861,730	4.62%	$51,312,595	$963,681	1.88	$59,124,808	$339,436	0.57%
Floating	39,198,805	1,997,282	5.10	13,450,285	332,023	2.47	6,276,962	9,729	0.15
Consolidated obligation discount notes	49,698,715	2,414,738	4.86	48,685,391	812,455	1.67	45,425,040	75,283	0.17
Interest-bearing deposits and other borrowings	3,059,900	130,647	4.27	1,033,065	15,018	1.45	1,427,510	424	0.03
Mandatorily redeemable capital stock	7,210	653	9.06	22,738	1,278	5.62	2,406	109	4.53

Total interest-bearing liabilities	153,946,051	7,405,050	4.81%	114,504,074	2,124,455	1.86%	112,256,726	424,981	0.38%

Other non-interest-bearing funds	928,803	—		1,274,126	—		551,887	—
Capital	8,409,801	—		6,939,793	—		6,811,113	—

Total Funding	$163,284,655	$7,405,050		$122,717,993	$2,124,455		$119,619,726	$424,981

Net Interest Income/Spread		$995,337	0.33%		$633,727	0.39%		$540,597	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.61%			0.52%			0.45%
(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.

Rate and Volume Analysis — 2023, 2022 and 2021

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.5Rate and Volume Analysis

	For the years ended
	December 31, 2023 vs. December 31, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$805,641	$3,267,660	$4,073,301
Interest bearing deposits and others	49,473	101,038	150,511
Federal funds sold and other overnight funds	293,381	634,693	928,074
Investments
Trading securities	(28,589)	69,761	41,172
Mortgage-backed securities
Fixed	47,354	180,406	227,760
Floating	39,511	132,131	171,642
State and local housing finance agency obligations	1,660	44,165	45,825
Mortgage loans held-for-portfolio	(1,583)	5,659	4,076
Loans to other FHLBanks	(334)	178	(156)

Total interest income	1,206,514	4,435,691	5,642,205

Interest Expense
Consolidated obligation bonds
Fixed	236,829	1,661,220	1,898,049
Floating	1,070,321	594,938	1,665,259
Consolidated obligation discount notes	17,258	1,585,025	1,602,283
Deposits and borrowings	58,185	57,444	115,629
Mandatorily redeemable capital stock	(1,154)	529	(625)

Total interest expense	1,381,439	3,899,156	5,280,595

Changes in Net Interest Income	$(174,925)	$536,535	$361,610

	For the years ended
	December 31, 2022 vs. December 31, 2021
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$11,957	$1,420,185	$1,432,142
Interest bearing deposits and others	1,462	49,184	50,646
Federal funds sold and other overnight funds	(114)	193,468	193,354
Investments
Trading securities	(1,168)	(2,162)	(3,330)
Mortgage-backed securities
Fixed	43,051	28,655	71,706
Floating	(7,320)	39,389	32,069
State and local housing finance agency obligations	1,211	20,181	21,392
Mortgage loans held-for-portfolio	(10,966)	5,364	(5,602)
Loans to other FHLBanks	126	101	227

Total interest income	38,239	1,754,365	1,792,604

Interest Expense
Consolidated obligation bonds
Fixed	(50,450)	674,695	624,245
Floating	22,921	299,373	322,294
Consolidated obligation discount notes	5,788	731,384	737,172
Deposits and borrowings	(149)	14,743	14,594
Mandatorily redeemable capital stock	1,137	32	1,169

Total interest expense	(20,753)	1,720,227	1,699,474

Changes in Net Interest Income	$58,992	$34,138	$93,130

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2023	2022	2021	2023	2022
Interest Income
Advances	$5,988,659	$1,915,358	$483,216	212.67%	296.38%
Interest-bearing deposits	202,359	51,848	1,202	290.29	NM
Securities purchased under agreements to resell	248,042	2,542	487	NM	421.97
Federal funds sold	883,122	200,548	9,249	340.35	NM
Trading securities	134,753	93,581	96,911	44.00	(3.44)
Mortgage-backed securities
Fixed	574,067	346,307	274,601	65.77	26.11
Floating	224,383	52,741	20,672	325.44	155.13
State and local housing finance agency obligations	75,022	29,197	7,805	156.95	274.08
Mortgage loans held-for-portfolio	69,908	65,832	71,434	6.19	(7.84)
Loans to other FHLBanks	72	228	1	(68.42)	NM

Total interest income	$8,400,387	$2,758,182	$965,578	204.56%	185.65%

NM — Not meaningful.

Interest Income

Interest income in 2023 was $8.4 billion, an increase of $5.6 billion, or 204.6% compared to 2022. To provide context, interest expense increased by 248.6% compared to 2022.

Interest revenues from higher balance sheet earning assets (primarily the increase in volume of advance business) made a favorable revenue increase of $1.2 billion and yield (rate) related revenue increase of $4.4 billion. In successive 2023 quarters, we have reported increased interest revenues: first quarter revenue was $1.9 billion; second quarter was $2.4 billion; third and fourth quarter revenues were $2.0 billion and $2.1 billion, respectively.

Aggregate yield on earning assets in 2023 was 514 basis points, compared to 225 basis points in 2022, illustrating the impact to our yields due to the dramatic and rapid increase in rates triggered by Federal Reserve’s accommodative fiscal relief measures in 2021.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 10.4 Spread and Yield Analysis and Table 10.5 Rate and Volume analysis.

Advance — Interest income from advances increased by 212.7% in 2023, compared to 2022.

Advances average balances were $110.2 billion in 2023, compared to $82.7 billion in 2022. Total advance to members decreased $6.4 billion or 5.6% to $108.9 billion at December 31, 2023. We ended the year of 2023 with par advances at $109.8 billion.

As compared to 2022, higher average advances balances in 2023 resulted in a favorable impact of $805.6 million on interest income from advances, and higher market rates resulted in a favorable impact of $3.3 billion, for a total increase year-over-year of $4.1 billion in advances interest income. In summary, increasing market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 543 basis points in 2023, up from 231 basis points in 2022. Prepayment fee recorded in Interest income from advances were $2.2 million in 2023, down from $2.4 million in 2022.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in 2023 compared to 2022. Investments in federal funds and repurchase agreements yielded 509 basis points in aggregate in 2023, compared to 173 basis points in 2022. Interest income from fixed-rate U.S. Treasury securities was $134.8 million in 2023, up from $93.6 million in 2022 due to inclining interest rates; yields increased to 243 basis points, compared to 126 basis points in 2022. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by 325.4% year-over-year in line with higher interest rates. By policy, no floating-rate LIBOR-indexed MBS were acquired, a decision driven by our goal to reduce our inventory of LIBOR-indexed instruments. We will seek to purchase GSE-issued floating-rate SOFR-indexed MBS at appropriate risk-return levels.

Interest income from fixed-rate MBS increased in 2023 relative to 2022 due to an increase in invested balances and higher aggregate yield, which was 410 basis points in 2023, up from 278 basis points in 2022. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $14.0 billion in 2023, compared to $12.5 billion in 2022.

In 2023, our acquisitions were fixed-rate commercial-mortgage backed securities (CMBS) and floating-rate residential mortgage backed securities (RMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $140.0 million in 2023, compared to a net gain of $8.0 million in 2022.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $69.9 million in 2023, compared to $65.8 million in 2022. Investment volume has declined, with paydowns exceeding acquisitions. MPF loans are primarily 15 and 30-year conventional loans. The portfolio averaged $2.1 billion, yielding 327 basis points in 2023, compared to 301 basis points in 2022. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $3.6 million in 2023, compared to net amortization of $5.3 million in 2022. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At December 31, 2023, mortgage loans under MAP were $442.1 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.7Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2023	2022	2021	2023	2022
Interest Expense
Consolidated obligations bonds
Fixed	$2,861,730	$963,681	$339,436	196.96%	183.91%
Floating	1,997,282	332,023	9,729	501.55	NM
Consolidated obligations discount notes	2,414,738	812,455	75,283	197.21	979.20
Deposits	128,252	13,765	380	831.73	NM
Mandatorily redeemable capital stock	653	1,278	109	(48.90)	NM
Cash collateral held and other borrowings	2,395	1,253	44	91.14	NM

Total interest expense	$7,405,050	$2,124,455	$424,981	248.56%	399.89%

NM — Not meaningful.

Interest expense in 2023 was $7.4 billion, an increase of 248.6% compared to 2022 (As noted elsewhere in this document, interest income increased by 204.6% compared to 2022).

The increase in interest expense was driven by higher market interest rates in 2023 as compared with 2022, and also by higher average balances of short-term Consolidated obligations outstanding.

Rate-related increase in funding expense was $3.9 billion, in line with the dramatic increase in rates in the bond markets; volume-related increase in funding expense was $1.4 billion in 2023 compared to 2022. Aggregate yield paid on total funding in 2023 was 481 basis points, compared to 186 basis points in 2022.

We continue to make changes to our liability composition as compared to 2022. In 2023, 38.0% of average earning assets were funded by fixed-rate CO bonds and 24.0% were funded by floating-rate CO bonds. In 2022, fixed-rate CO bonds funded 41.8% of earning assets and floating-rate CO bonds funded 11.0% of earning assets. The usage of CO discount notes has decreased to 30.4% in 2023 from 39.7% in 2022.

Hedging strategies under ASC 815 have remained effective and are operating as designed, although in preparation for the market transition away from LIBOR, we have increased the use of SOFR-OIS as the alternative hedging benchmarks. For more information, see Table 10.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2023, 2022 and 2021

Allowance for credit losses recorded on mortgage-loans in the Statements of Condition was $3.3 million at December 31, 2023, $1.9 million at December 31, 2022, and $2.1 million at December 31, 2021. Allowance for credit losses recorded on investments was $0.6 million, $0.3 million at December 31, 2022, and $0.3 million at December 31, 2021. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2023, 2022 and 2021

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 10.8Other Income (Loss)

	Years ended December 31,
	2023	2022	2021
Other income (loss):
Service fees and other (a)	$21,182	$17,336	$17,304
Instruments held under the fair value option gains (losses) (b)	(99,223)	206,998	22,471
Derivative gains (losses) (c)	30,852	181,959	4,424
Trading securities gains (losses) (d)	110,501	(363,973)	(101,423)
Equity investments gains (losses) (e)	12,143	(15,374)	9,769
Litigation settlement	1,624	2,202	33
Losses from extinguishment of debt	—	(99)	—
Total other income (loss)	$77,079	$29,049	$(47,422)
(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $17.3 million in 2023 compared to $15.8 million in 2022 and $17.6 million in 2021. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)	FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and discount notes elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-K.
(c)	See Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 10.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
(e)	Fair value gains (losses) on Equity investments — The grantor trusts invest in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trusts are owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.9Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Years ended December 31,
	2023	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$110,974	$(359,146)	$(101,423)
Net gains (losses) on trading securities sold/matured during the period	(473)	(4,827)	—
Net gains (losses) on trading securities	$110,501	$(363,973)	$(101,423)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding were lower in the current year, $6.3 billion at December 31, 2023, compared to $7.7 billion at December 31, 2022.

Other income (loss) — Derivatives and Hedging Activities — 2023, 2022 and 2021

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 10.10Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2023	2022	2021

Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(109,594)	$356,638	$85,283
Caps or floors	(804)	294	93
Mortgage delivery commitments	(1,552)	(1,404)	(424)
Swaps economically hedging instruments designated under FVO (b)	94,311	(203,226)	(19,541)
Accrued interest on derivatives in economic hedging relationships (c)	43,475	29,737	(61,013)
Net gains (losses) related to derivatives not designated as hedging instruments	$25,836	$182,039	$4,398
Price alignment interest paid on variation margin	5,016	(80)	26
Net gains (losses) on derivatives and hedging activities	$30,852	$181,959	$4,424

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value losses of $116.3 million in 2023, compared to fair value gains of $366.8 million and $98.7 million in 2022 and 2021. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)	Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2023, 2022 and 2021

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.11Operating Expenses, and Compensation and Benefits

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2023	Total	2022	Total	2021	Total
Operating Expenses (a)
Occupancy	$9,286	10.91%	$8,765	11.84%	$8,760	12.53%
Depreciation and leasehold amortization	18,262	21.46	17,559	23.72	13,117	18.76
All others (b)	57,542	67.63	47,700	64.44	48,036	68.71
Total Operating Expenses	$85,090	100.00%	$74,024	100.00%	$69,913	100.00%
Total Compensation and Benefits	$102,578		$94,282		$96,100
Finance Agency and Office of Finance (c)	$20,352		$21,068		$21,979
Other expenses (d)	$28,039		$9,735		$15,676
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, derivative clearing fees and voluntary contribution.

We made $23.2 million voluntary housing and community development grants and contributions in 2023, including an additional voluntary contribution to the Affordable Housing Program of $12.7 million to support its housing programs for 2024.

Assessments — 2023, 2022 and 2021

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1Affordable Housing Program Liabilities

	Years ended December 31,
	2023	2022	2021
Beginning balance	$131,394	$137,638	$148,827
Additions from current period’s assessments	83,531	46,517	29,514
Voluntary Contribution	12,663	—	—
Net disbursements for grants and programs	(40,561)	(52,761)	(40,703)
Ending balance	$187,027	$131,394	$137,638

AHP assessments allocated from net income totaled $83.5 million in 2023, $46.5 million in 2022 and $29.5 million in 2021. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2023	0.19	(0.10)	0.01	0.88
September 30, 2023	0.37	(0.06)	0.14	1.03
June 30, 2023	0.08	(0.27)	(0.15)	0.57
March 31, 2023	(0.47)	(0.89)	(0.73)	0.20
December 31, 2022	(0.20)	(0.77)	(0.49)	0.35

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

One Year
Re-pricing Gap
December 31, 2023	$7.212 Billion
September 30, 2023	$7.505 Billion
June 30, 2023	$7.280 Billion
March 31, 2023	$7.597 Billion
December 31, 2022	$7.026 Billion

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

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps	the -100bps	the +200bps
	Shock	Shock	Shock
December 31, 2023	(0.07)%	0.24%	0.78%
September 30, 2023	2.14%	1.12%	(5.50)%
June 30, 2023	(0.88)%	(1.10)%	(2.63)%
March 31, 2023	(1.22)%	(0.37)%	(0.82)%
December 31, 2022	0.25%	0.36%	(1.81)%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
December 31, 2023	(0.14)%	0.00%	(0.86)%
September 30, 2023	0.14%	0.17%	(1.35)%
June 30, 2023	(0.30)%	(0.07)%	(0.63)%
March 31, 2023	(1.54)%	(0.67)%	0.39%
December 31, 2022	(1.18)%	(0.45)%	0.01%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/repricing gaps (in millions):

	Interest Rate Sensitivity
	December 31, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$20,941	$124	$423	$323	$1,208
MBS investments	5,429	663	2,399	3,436	8,373
Swaps hedging MBS	6,040	—	(50)	(610)	(5,380)
Adjustable-rate loans and advances	36,586	—	—	—	—
Net investments, adjustable rate loans and advances	68,996	787	2,772	3,149	4,201

Liquidity trading portfolio	—	247	3,253	2,409	240
Swaps hedging investments	6,326	(250)	(3,355)	(2,471)	(250)
Net liquidity trading portfolio	6,326	(3)	(102)	(62)	(10)

Fixed-rate loans and advances	35,468	6,923	14,208	10,617	5,993
Swaps hedging fixed-rate advances	36,137	(6,112)	(13,689)	(10,351)	(5,985)
Net fixed-rate loans and advances	71,605	811	519	266	8
Total interest-earning assets	$146,927	$1,595	$3,189	$3,353	$4,199

Interest-bearing liabilities:
Deposits	$3,472	$—	$—	$—	$—

Discount notes	40,281	7,634	—	—	—
Swaps hedging discount notes	5,470	(6,988)	550	801	167
Net discount notes	45,751	646	550	801	167

Consolidated Obligation Bonds
FHLBank bonds	44,716	18,298	23,340	8,744	3,718
Swaps hedging bonds	45,844	(17,417)	(21,094)	(5,441)	(1,892)
Net FHLBank bonds	90,560	881	2,246	3,303	1,826
Total interest-bearing liabilities	$139,783	$1,527	$2,796	$4,104	$1,993
Post hedge gaps (a):
Periodic gap	$7,144	$68	$393	$(751)	$2,206
Cumulative gaps	$7,144	$7,212	$7,605	$6,854	$9,060

	Interest Rate Sensitivity
	December 31, 2022
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$16,871	$104	$377	$305	$1,227
MBS investments	2,697	261	1,867	2,775	8,374
Swaps hedging MBS	4,263	—	—	(50)	(4,213)
Adjustable-rate loans and advances	26,505	—	—	—	—
Net investments, adjustable rate loans and advances	50,336	365	2,244	3,030	5,388

Liquidity trading portfolio	2,526	400	495	2,189	1,877
Swaps hedging investments	5,151	(400)	(500)	(2,351)	(1,900)
Net liquidity trading portfolio	7,677	—	(5)	(162)	(23)

Fixed-rate loans and advances	56,062	5,400	14,411	7,954	6,597
Swaps hedging fixed-rate advances	32,878	(4,662)	(13,797)	(7,842)	(6,577)
Net fixed-rate loans and advances	88,940	738	614	112	20
Total interest-earning assets	$146,953	$1,103	$2,853	$2,980	$5,385

Interest-bearing liabilities:
Deposits	$1,016	$—	$—	$—	$—

Discount notes	58,832	3,000	—	—	—
Swaps hedging discount notes	785	(2,393)	241	782	585
Net discount notes	59,617	607	241	782	585

Consolidated Obligation Bonds
FHLBank bonds	38,992	5,987	21,578	14,896	6,282
Swaps hedging bonds	39,779	(4,968)	(19,426)	(13,000)	(2,385)
Net FHLBank bonds	78,771	1,019	2,152	1,896	3,897
Total interest-bearing liabilities	$139,404	$1,626	$2,393	$2,678	$4,482
Post hedge gaps (a):
Periodic gap	$7,549	$(523)	$460	$302	$903
Cumulative gaps	$7,549	$7,026	$7,486	$7,788	$8,691
(a)	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2023, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of December 31, 2023 and 2022, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, New York 10017

T: (646) 471 3000, www.pwc.com/us

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 17 and 18 to the financial statements, the Company uses derivatives to manage its interest rate exposure. The total notional amount of derivatives as of December 31, 2023 was $194 billion, of which 82% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $125 million and $12 million, respectively. The fair values of interest-rate derivatives and hedged items are primarily estimated using a discounted cash-flow model. The discounted cash-flow model uses market observable inputs such as interest rate curves, volatility, and, if applicable, prepayment assumptions.

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

New York, New York

March 21, 2024

We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks (Note 3)	$48,198	$27,420
Interest-bearing deposits (Note 4)	1,945,000	1,750,000
Securities purchased under agreements to resell (Note 4)	7,820,000	4,245,000
Federal funds sold (Note 4)	9,640,000	9,470,000
Trading securities (Note 5) (Includes $794,848 pledged as collateral at December 31, 2023 and $576,756 at December 31, 2022)	5,886,421	7,113,419
Equity Investments (Note 6)	91,879	81,754
Available-for-sale securities, amortized cost of $9,314,683 at December 31, 2023 and $7,322,538 at December 31, 2022 (Note 7)	9,106,743	7,088,870
Held-to-maturity securities, net of allowance for credit losses of $612 at December 31, 2023 and $307 at December 31, 2022 (Note 8) (Includes $4,763 pledged as collateral at December 31, 2023 and $3,008 at December 31, 2022)	11,869,328	9,354,048
Advances (Note 9) (Includes $0 at December 31, 2023 and December 31, 2022 at fair value under the fair value option)	108,890,128	115,292,876
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,301 at December 31, 2023 and $1,911 at December 31, 2022 (Note 10)	2,179,766	2,106,969
Accrued interest receivable	581,608	437,823
Premises, software, and equipment	74,043	77,710
Operating lease right-of-use assets (Note 19)	54,862	60,338
Finance lease right-of-use asset (Note 19)	2,317	—
Derivative assets (Note 17)	125,202	163,921
Other assets	17,704	121,341

Total assets	$158,333,199	$157,391,489

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$3,472,477	$1,015,991
Non-interest-bearing demand	9,376	10,946
Total deposits	3,481,853	1,026,937

Consolidated obligations, net (Note 12)
Bonds (Includes $3,780,541 at December 31, 2023 and $4,159,862 at December 31, 2022 at fair value under the fair value option)	97,569,062	85,497,755
Discount notes (Includes $0 at December 31, 2023 and December 31, 2022 at fair value under the fair value option)	47,906,908	61,792,989

Total consolidated obligations	145,475,970	147,290,744

Mandatorily redeemable capital stock (Note 14)	7,219	4,578

Accrued interest payable	716,021	370,456
Affordable Housing Program (Note 13)	187,027	131,394
Derivative liabilities (Note 17)	12,409	15,333
Other liabilities	138,658	131,360
Operating lease liabilities (Note 19)	67,021	73,304
Finance lease liabilities (Note 19)	2,320	—
Total liabilities	150,088,498	149,044,106

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
60,496 at December 31, 2023 and 63,877 at December 31, 2022	6,049,570	6,387,701
Retained earnings
Unrestricted	1,276,583	1,185,112
Restricted (Note 14)	1,061,081	910,855
Total retained earnings	2,337,664	2,095,967
Total accumulated other comprehensive income (loss)	(142,533)	(136,285)

Total capital	8,244,701	8,347,383

Total liabilities and capital	$158,333,199	$157,391,489

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
Interest income
Advances, net (Note 9)	$5,988,659	$1,915,358	$483,216
Interest-bearing deposits (Note 4)	202,359	51,848	1,202
Securities purchased under agreements to resell (Note 4)	248,042	2,542	487
Federal funds sold (Note 4)	883,122	200,548	9,249
Trading securities (Note 5)	134,753	93,581	96,911
Available-for-sale securities (Note 7)	438,091	172,350	69,879
Held-to-maturity securities (Note 8)	435,381	255,895	233,199
Mortgage loans held-for-portfolio (Note 10)	69,908	65,832	71,434
Loans to other FHLBanks (Note 20)	72	228	1

Total interest income	8,400,387	2,758,182	965,578

Interest expense
Consolidated obligation bonds (Note 12)	4,859,012	1,295,704	349,165
Consolidated obligation discount notes (Note 12)	2,414,738	812,455	75,283
Deposits (Note 11)	128,252	13,765	380
Mandatorily redeemable capital stock (Note 14)	653	1,278	109
Cash collateral held and other borrowings	2,395	1,253	44

Total interest expense	7,405,050	2,124,455	424,981

Net interest income before provision for credit losses	995,337	633,727	540,597

Provision (Reversal) for credit losses	1,695	(226)	(5,528)

Net interest income after provision for credit losses	993,642	633,953	546,125

Other income (loss)
Service fees and other	21,182	17,336	17,304
Instruments held under the fair value option gains (losses) (Note 18)	(99,223)	206,998	22,471
Derivative gains (losses) (Note 17)	30,852	181,959	4,424
Trading securities gains (losses) (Note 5)	110,501	(363,973)	(101,423)
Equity investments gains (losses) (Note 6)	12,143	(15,374)	9,769
Litigation settlement	1,624	2,202	33
Losses from extinguishment of debt	—	(99)	—

Total other income (loss)	77,079	29,049	(47,422)

Other expenses
Operating	85,090	74,024	69,913
Compensation and benefits	102,578	94,282	96,100
Finance Agency and Office of Finance	20,352	21,068	21,979
Other expenses	28,039	9,735	15,676
Total other expenses	236,059	199,109	203,668

Income before assessments	834,662	463,893	295,035

Affordable Housing Program Assessments (Note 13)	83,531	46,517	29,514

Net income	$751,131	$417,376	$265,521

Basic earnings per share (Note 15)	$12.15	$8.40	$5.42

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021
Net Income	$751,131	$417,376	$265,521
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	95,488	(933,942)	(155,456)
Net change in non-credit accretion portion of held-to-maturity securities
Accretion of non-credit portion	235	588	4,002
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	235	588	4,002
Net change due to hedging activities
Cash flow hedges (a)	(26,999)	203,699	105,705
Fair value hedges (b)	(69,760)	544,437	74,719
Total net change due to hedging activities	(96,759)	748,136	180,424
Net change in pension and postretirement benefits	(5,212)	34,830	4,880
Total other comprehensive income (loss)	(6,248)	(150,388)	33,850
Total comprehensive income (loss)	$744,883	$266,988	$299,371
(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2023, 2022 and 2021

						Accumulated
	Capital Stock(a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2020	53,669	$5,366,830	$1,135,341	$774,275	$1,909,616	$(19,747)	$7,256,699

Proceeds from issuance of capital stock	26,473	2,647,373	—	—	—	—	2,647,373
Repurchase/redemption of capital stock	(35,133)	(3,513,333)	—	—	—	—	(3,513,333)
Shares reclassified to mandatorily redeemable capital stock	(1)	(85)	—	—	—	—	(85)
Cash dividends ($4.69 per share) on capital stock	—	—	(244,172)	—	(244,172)	—	(244,172)
Comprehensive income (loss)	—	—	212,416	53,105	265,521	33,850	299,371

Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	92,629	9,262,880	—	—	—	—	9,262,880
Repurchase/redemption of capital stock	(71,144)	(7,114,335)	—	—	—	—	(7,114,335)
Shares reclassified to mandatorily redeemable capital stock	(2,616)	(261,629)	—	—	—	—	(261,629)
Cash dividends ($5.34 per share) on capital stock	—	—	(252,374)	—	(252,374)	—	(252,374)
Comprehensive income (loss)	—	—	333,901	83,475	417,376	(150,388)	266,988
Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383

Proceeds from issuance of capital stock	100,163	10,016,311	—	—	—	—	10,016,311
Repurchase/redemption of capital stock	(102,997)	(10,299,783)	—	—	—	—	(10,299,783)
Shares reclassified to mandatorily redeemable capital stock	(547)	(54,659)	—	—	—	—	(54,659)
Cash dividends ($8.31 per share) on capital stock	—	—	(509,434)	—	(509,434)	—	(509,434)
Comprehensive income (loss)	—	—	600,905	150,226	751,131	(6,248)	744,883
Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2023, 2022 and 2021

	Twelve months ended December 31,
	2023	2022	2021
Operating activities

Net Income	$751,131	$417,376	$265,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	145,929	532,604	10,871
Concessions on consolidated obligations	3,012	2,477	3,217
Premises, software, and equipment	18,301	17,559	13,117
Provision (Reversal) for credit losses	1,695	(226)	(5,528)
Change in net fair value adjustments on derivatives and hedging activities (a)	(425,851)	1,307,010	552,833
Net realized and unrealized (gains) losses on trading securities	(110,501)	363,973	101,423
Change in fair value on Equity Investments	(9,863)	17,877	(4,480)
Change in fair value adjustments on financial instruments held at fair value	99,223	(206,998)	(22,471)
Losses from extinguishment of debt	—	99	—
Net change in:
Accrued interest receivable	(141,139)	(326,660)	66,090
Derivative assets due to accrued interest	(791,958)	(915,033)	12,618
Derivative liabilities due to accrued interest	633,114	856,991	(89,042)
Other assets	1,085	1,759	(326)
Affordable Housing Program liability	55,633	(6,244)	(11,189)
Accrued interest payable	345,565	243,466	9,008
Other liabilities	2,319	(24,457)	(1,954)
Total adjustments	(173,436)	1,864,197	634,187
Net cash provided by (used in) operating activities	$577,695	$2,281,573	$899,708
Investing activities
Net change in:
Interest-bearing deposits	$541,450	$(1,846,444)	$(15,006)
Securities purchased under agreements to resell	(3,575,000)	(3,045,000)	3,450,000
Federal funds sold	(170,000)	(2,240,000)	(950,000)
Deposits with other FHLBanks	(6)	(55)	35
Premises, software, and equipment	(14,595)	(11,454)	(19,305)
Trading securities:
Purchased	(1,531,743)	(4,846,833)	(4,180,599)
Repayments	2,625,000	2,305,000	9,982,153
Proceeds from sales	399,516	794,624	—
Equity Investments:
Purchased	(3,945)	(8,887)	(14,489)
Proceeds from sales	3,683	5,380	3,215
Available-for-sale securities:
Purchased	(2,023,145)	(1,841,924)	(2,081,108)
Repayments	99,041	354,719	179,877
Held-to-maturity securities:
Purchased	(3,339,372)	(1,534,285)	(194,332)
Repayments	829,432	1,504,148	2,353,525
Advances:
Principal collected	1,540,021,679	1,041,776,112	398,546,416
Made	(1,532,886,977)	(1,087,490,800)	(379,020,424)
Mortgage loans held-for-portfolio:
Principal collected	165,742	285,238	775,465
Purchased	(245,817)	(79,215)	(204,368)
Proceeds from sales of REO	589	804	102
Net cash provided by (used in) investing activities	$895,532	$(55,918,872)	$28,611,157

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2023, 2022 and 2021

	Twelve months ended December 31,
	2023	2022	2021
Financing activities
Net change in:
Deposits and other borrowings	$2,451,856	$(317,949)	$(536,520)
Derivative contracts with financing element	(1,972)	2,973	(3,256)
Payments on principal portion of finance lease obligation	(36)	—	—
Consolidated obligation bonds:
Proceeds from issuance	111,134,018	63,289,264	49,960,540
Payments for maturing and early retirement	(99,993,479)	(30,247,381)	(64,461,946)
Payments on bonds (transferred to) or assumed from other FHLBanks (b)	—	—	173,984
Consolidated obligation discount notes:
Proceeds from issuance	301,997,013	800,537,408	693,791,158
Payments for maturing	(322,137,875)	(781,258,410)	(709,198,078)
Proceeds on Discount Notes assumed from other FHLBanks (c)	5,942,950	—	—
Capital stock:
Proceeds from issuance of capital stock	10,016,311	9,262,880	2,647,373
Payments for repurchase/redemption of capital stock	(10,299,783)	(7,114,335)	(3,513,333)
Redemption of mandatorily redeemable capital stock	(52,018)	(259,010)	(1,117)
Cash dividends paid (d)	(509,434)	(252,374)	(244,172)
Net cash provided by (used in) financing activities	$(1,452,449)	$53,643,066	$(31,385,367)
Net increase (decrease) in cash and due from banks	20,778	5,767	(1,874,502)
Cash and due from banks at beginning of the period (e)	27,420	21,653	1,896,155
Cash and due from banks at end of the period (e)	$48,198	$27,420	$21,653

Supplemental disclosures:
Interest paid	$4,048,813	$351,474	$574,198
Interest paid for Discount Notes (f)	$2,150,776	$411,213	$66,056
Affordable Housing Program payments (g)	$40,561	$52,761	$40,703
Transfers of mortgage loans to real estate owned	$575	$232	$315
Capital stock subject to mandatory redemption reclassified from equity	$54,659	$261,629	$85
Transfers of HTM securities to AFS that are not other-than-temporarily impaired (h)	$—	$—	$1,376,212
AFS HFA bonds were tendered and re-issued from LIBOR to SOFR index (i)	$—	$—	$686,340
Interest paid for financing lease	$6	$—	$—
Noncash recognition of new lease	$2,357	$—	$—

Notes to Supplemental Disclosure:

(a)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the twelve months ended December 31, 2023, derivatives and hedging activities used $425.9 million in cash flows; in the twelve ended December 31, 2022, derivatives and hedging activities provided $1.3 billion in cash flows; in the twelve ended December 31, 2021, derivatives and hedging activities provided $552.8 million in cash flows.
(b)	For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(c)	For information about discount notes assumed from other FHLBanks and related party transactions, see Note 20. Related Party Transactions.
(d)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(e)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(f)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(g)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
(h)	As a one-time election in accordance with ASC 848 Reference Rate Reform, we reclassified $1.4 billion of LIBOR-indexed held-to- maturity securities to available-for-sale during the second quarter of 2021 without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $1.4 billion and a total net unrealized gain of $7.6 million.
(i)	During the second quarter of 2021, amortized cost of $686.3 million (market value of $686.7 million) in available-for-sale debt securities were tendered and re-issued from the LIBOR to SOFR index.

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

Assessments. Affordable Housing Program (AHP) Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Annually, the 11 FHLBanks must allocate the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program. Additionally, the FHLBanks are permitted to make an additional contribution into the AHP to supplement their 10% regulatory requirement as noted previously.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2023 and 2022, see financial statements, Note 18. Fair Values of Financial Instruments.

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

Equity Securities — The FHLBNY measures its equity investments at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. The FHLBNY’s equity investments comprise of mutual fund assets in grantor trusts owned by the FHLBNY. The intent of the grantor trusts are to set aside cash to meet current and future payments for supplemental unfunded retirement plans.

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

Mortgage Loans Held-for-Portfolio

The FHLBNY purchases and originates conventional mortgage loans from our participating members (Participating Financial Institutions or PFIs) through MAP and, prior to March 31, 2021, through our legacy MPF program.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is doubtful, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs. Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status. The cumulative amounts of cash received and recorded as a liability was $0.8 million at December 31,2023 and $1.3 million at December 31, 2022. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90 days plus delinquent) on loans impacted by forbearance and deferral programs due to COVID-19.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all mortgage loans are measured for impairment and analyzed for credit losses. Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement. Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs. It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. To the extent that the net fair value of the property (collateral) is less than the amortized cost in the loan, a loan loss allowance is recorded. FHA and VA are insured loans, and are excluded from the loan-by-loan analysis. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and reserves would be based on aging, collateral value and estimated costs to recover any uninsured portion of the mortgage loan.

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

Mandatorily redeemable capital stock at December 31, 2023 and 2022 represented capital stocks held by former members.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from four to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the asset or the remaining term of the lease. The FHLBNY capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred and would include gains and losses on disposal of premises and equipment in Other income (loss).

Lease Accounting

The FHLBNY adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. Leases are recognized on the balance sheet as a lease liability with a right-of-use asset as an offset. See Operating and Finance lease commitment disclosures in Note 19. Commitments and Contingencies.

Consolidated Obligations

Accounting for Consolidated obligation debt. The FHLBNY reports Consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums. If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the changes in the SOFR or Federal funds effective index, LIBOR index previously. The carrying value of Consolidated obligation debt elected under the FVO will be its fair value. The FHLBNY records interest paid on Consolidated obligation bonds in interest expense. The FHLBNY expenses the discounts on Consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable Consolidated bonds, also using the contractual level-yield method, over the term to maturity of the Consolidated obligation bonds.

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

The Office of Finance is also authorized to impose assessments on the FHLBanks, including the FHLBNY, in amounts sufficient to pay the Office of Finance’s annual operating and capital expenditures. Each FHLBank is assessed a prorated — (1) two-thirds based upon each FHLBank’s share of total Consolidated obligations outstanding (calculated as an average of the prior twelve month-end consolidated obligation balances) and (2) one-third based upon an equal pro-rata allocation.

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

Recently Issued Accounting Standards

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Improvements to Reportable Segment Disclosures ASU 2023-07, Issued November 2023

This guidance improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses.

		This guidance is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.	We are in the process of evaluating the guidance and its effect on the financial statement disclosures.

Note 3.         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $15.0 million at December 31, 2023. There were no compensating balances at December 31, 2022. There were no restricted cash balances at December 31, 2023 and December 31, 2022.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at December 31, 2023 and December 31, 2022, respectively. The liabilities offsetting the pass-through reserves were due to member institutions and were recorded in Other liabilities in the Statements of Condition.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $1.9 billion at December 31, 2023 and $1.8 billion at December 31, 2022 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on analysis performed, no allowance for credit losses was recorded at December 31, 2023 and December 31, 2022. Accrued interest receivables were $0.9 million at December 31, 2023 and $0.4 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.6 billion at December 31, 2023 and $9.5 billion at December 31, 2022 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at December 31, 2023 and December 31, 2022. Accrued interest receivables were $4.3 million at December 31, 2023 and $2.3 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $7.8 billion at December 31, 2023 and $4.2 billion at December 31, 2022. The investments typically matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $3.5 million at December 31, 2023 and $1.0 million at December 31, 2022, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $8.0 billion at December 31, 2023 and $4.3 billion at December 31, 2022 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $0.2 billion for 2023, $2.5 million for 2022 and $0.5 million for 2021. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 5.         Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at December 31, 2023 and December 31, 2022 (in thousands):

Fair value	December 31, 2023	December 31, 2022
U.S. Treasury notes	$5,886,421	$7,113,419
Total trading securities	$5,886,421	$7,113,419

The carrying values of trading securities included net unrealized fair value losses of $262.0 million at December 31, 2023 and losses of $373.0 million at December 31, 2022. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $794.8 million at December 31, 2023 and $576.8 million at December 31, 2022 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2023
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$247,070	$5,403,814	$235,537	$5,886,421
Total trading securities	$247,070	$5,403,814	$235,537	$5,886,421
Yield on trading securities	3.29%	1.84%	2.74%

	December 31, 2022
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Total trading securities	$2,894,964	$2,589,829	$1,628,626	$7,113,419
Yield on trading securities	0.96%	1.39%	1.18%

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 6.         Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,510	$—	$—	$4,510
Equity funds	40,871	21,250	(6,148)	55,973
Fixed income funds	35,580	225	(4,409)	31,396
Total Equity Investments (a)	$80,961	$21,475	$(10,557)	$91,879

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,308	$—	$—	$4,308
Equity funds	43,038	12,772	(6,760)	49,050
Fixed income funds	33,353	167	(5,124)	28,396
Total Equity Investments (a)	$80,699	$12,939	$(11,884)	$81,754
(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2023	2022
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$9,863	$(17,877)
Net gains (losses) recognized during the period on equity investments sold during the period	(701)	(265)
Net dividend and other	2,981	2,768
Net gains (losses) recognized during the period	$12,143	$(15,374)

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.         Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	December 31, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,229,440	$40		$(1,242)		$1,228,238
Mortgage-backed securities
Floating
CMO	396,803	554		(4,739)		392,618
Pass Thru	3,355	80		—		3,435
Total Floating	400,158	634		(4,739)		396,053
Fixed
CMBS	8,190,429	15,071		(723,048)		7,482,452
Total Fixed	8,190,429	15,071		(723,048)		7,482,452
MBS AFS Before Hedging Adjustments	8,590,587	15,705	(a)	(727,787)	(a)	7,878,505
Hedging Basis Adjustments in AOCI (b)	(505,344)	505,344		—		—
Total Available-for-sale securities (MBS)	8,085,243	521,049		(727,787)		7,878,505
Total Available-for-sale securities	$9,314,683	$521,089		$(729,029)		$9,106,743

	December 31, 2022
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,109,790	$1		$(762)		$1,109,029
Mortgage-backed securities
Floating
CMO	462,796	557		(5,403)		457,950
Pass Thru	4,080	24		(2)		4,102
Total Floating	466,876	581		(5,405)		462,052
Fixed
CMBS	6,320,976	3,875		(807,062)		5,517,789
Total Fixed	6,320,976	3,875		(807,062)		5,517,789
MBS AFS Before Hedging Adjustments	6,787,852	4,456	(a)	(812,467)	(a)	5,979,841
Hedging Basis Adjustments in AOCI (b)	(575,104)	575,104		—		—
Total Available-for-sale securities (MBS)	6,212,748	579,560		(812,467)		5,979,841
Total Available-for-sale securities	$7,322,538	$579,561		$(813,229)		$7,088,870
(a)	Amounts represent specialized third party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at December 31, 2023 recorded $505.3 million of hedge basis losses; at December 31, 2022, hedge basis losses of $575.1 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2023 and December 31, 2022, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2023 and December 31, 2022.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$952	$(4)	$3,068	$(68)	$4,020	$(72)
MBS-GSE	1,252,462	(22,048)	5,964,960	(705,667)	7,217,422	(727,715)
Total MBS Temporarily Impaired	$1,253,414	$(22,052)	$5,968,028	$(705,735)	$7,221,442	$(727,787)
State and local housing finance agency obligations	810,181	(1,159)	268,017	(83)	1,078,198	(1,242)
Total Temporarily Impaired	$2,063,595	$(23,211)	$6,236,045	$(705,818)	$8,299,640	$(729,029)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$4,521	$(51)	$—	$—	$4,521	$(51)
MBS-GSE	3,442,837	(234,395)	2,302,235	(578,021)	5,745,072	(812,416)
Total MBS Temporarily Impaired	$3,447,358	$(234,446)	$2,302,235	$(578,021)	$5,749,593	$(812,467)
State and local housing finance agency obligations	944,406	(684)	14,622	(78)	959,028	(762)
Total Temporarily Impaired	$4,391,764	$(235,130)	$2,316,857	$(578,099)	$6,708,621	$(813,229)

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$750	$750
Due after one year through five years	10,100	10,079	14,700	14,622
Due after ten years	1,219,340	1,218,159	1,094,340	1,093,657
State and local housing finance agency obligations	$1,229,440	$1,228,238	$1,109,790	$1,109,029

Mortgage-backed securities
Due in one year or less	$—	$—	$34	$34
Due after one year through five years	1,633,285	1,581,031	1,046,588	991,319
Due after five year through ten years	5,514,159	5,400,204	4,169,456	4,035,246
Due after ten years	937,799	897,270	996,670	953,242
Mortgage-backed securities	$8,085,243	$7,878,505	$6,212,748	$5,979,841

Total Available-for-Sale securities	$9,314,683	$9,106,743	$7,322,538	$7,088,870
(a)	The carrying value of AFS securities equals fair value.
(b)

Amortized cost is UPB after adjusting for net unamortized discounts of $31.8 million at December 31, 2023 and net unamortized premiums of $4.6 million at December 31, 2022. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$396,803	$392,618	$462,796	$457,950
Pass Thru	3,355	3,435	4,080	4,102
Total Floating	400,158	396,053	466,876	462,052
Fixed
CMBS	7,685,085	7,482,452	5,745,872	5,517,789
Total Fixed	7,685,085	7,482,452	5,745,872	5,517,789
Total Mortgage-backed securities	8,085,243	7,878,505	6,212,748	5,979,841

State and local housing finance agency obligations
Floating	1,229,440	1,228,238	1,109,790	1,109,029
Total Available-for-Sale securities	$9,314,683	$9,106,743	$7,322,538	$7,088,870

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.         Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	December 31, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$26,237	$—	$—	$26,237	$457	$—	$26,694
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,182,189	—	—	2,182,189	7,971	(16,117)	2,174,043
Commercial Mortgage-Backed Securities (b)	9,457,545	—	—	9,457,545	4,112	(324,425)	9,137,232
Non-GSE MBS (c)	38,587	(529)	(763)	37,295	3,793	(889)	40,199
Total MBS	11,704,558	(529)	(763)	11,703,266	16,333	(341,431)	11,378,168

Other
State and local housing finance agency obligations	166,145	(83)	—	166,062	—	(12,329)	153,733
Total Held-to-Maturity securities	$11,870,703	$(612)	$(763)	$11,869,328	$16,333	$(353,760)	$11,531,901

	December 31, 2022
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$30,821	$—	$—	$30,821	$447	$(6)	$31,262
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	459,140	—	—	459,140	—	(13,234)	445,906
Commercial Mortgage-Backed Securities (b)	8,638,800	—	—	8,638,800	3,629	(415,656)	8,226,773
Non-GSE MBS (c)	49,367	(199)	(998)	48,170	4,708	(862)	52,016
Total MBS	9,178,128	(199)	(998)	9,176,931	8,784	(429,758)	8,755,957

Other
State and local housing finance agency obligations	177,225	(108)	—	177,117	—	(13,869)	163,248
Total Held-to-Maturity securities	$9,355,353	$(307)	$(998)	$9,354,048	$8,784	$(443,627)	$8,919,205
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.8 million at December 31, 2023 and $3.0 million at December 31, 2022, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 198 and 192 at December 31, 2023 and December 31, 2022, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $12.3 million at December 31, 2023 and $13.9 million at December 31, 2022. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at December 31, 2023, compared to five at December 31, 2022. Probability default analysis recorded allowance for credit losses of $0.1 million at December 31, 2023 and December 31, 2022. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.5 million were recorded at December 31, 2023 and $0.2 million were recorded at December 31, 2022. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2023 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 12 at December 31, 2023 and 11 at December 31, 2022.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$—	$—	$1,145	$1,137
Due after five years through ten years	100	100	3,545	3,415
Due after ten years	166,045	153,633	172,535	158,696
State and local housing finance agency obligations	$166,145	$153,733	$177,225	$163,248

Mortgage-backed securities
Due in one year or less	$536,177	$527,198	$375,677	$372,953
Due after one year through five years	5,157,803	5,008,487	4,564,091	4,397,702
Due after five years through ten years	3,630,080	3,482,815	3,484,910	3,258,306
Due after ten years	2,380,498	2,359,668	753,450	726,996
Mortgage-backed securities	$11,704,558	$11,378,168	$9,178,128	$8,755,957
Total Held-to-Maturity Securities	$11,870,703	$11,531,901	$9,355,353	$8,919,205
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $28.1 million at December 31, 2023 and $32.3 million at December 31, 2022 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 9.         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2023			December 31, 2022
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$87	6.36%	—%	$4	5.36%	—%
Due in one year or less	65,288,841	3.12	59.47	82,971,070	3.00	70.96
Due after one year through two years	15,253,626	2.06	13.89	13,739,663	1.82	11.75
Due after two years through three years	7,776,604	2.11	7.08	4,480,758	1.79	3.83
Due after three years through four years	8,730,143	2.78	7.95	2,552,886	1.55	2.18
Due after four years through five years	5,752,934	2.76	5.24	5,588,876	3.27	4.78
Thereafter	6,992,916	2.72	6.37	7,596,597	3.15	6.50

Total par value	109,795,151	2.83%	100.00%	116,929,854	2.80%	100.00%
Advance discounts	(7,878)			(2,083)
Hedge valuation basis adjustments (b)	(897,145)			(1,634,895)

Total	$108,890,128			$115,292,876
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

●	one-to-four family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
●	securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, Gennie Mae, and FHLBanks Consolidated Obligations);
●	cash or deposits in the Bank;

Federal Home Loan Bank of New York

Notes to Financial Statements

●	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, can be liquidated in due course, and that the Bank can perfect a security interest in it; and
●	qualifying securities.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2023. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2023, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2023 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of December 31, 2023.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Advances borrowed by insurance companies accounted for 34.3% and 32.9% of total advances at December 31, 2023 and December 31, 2022, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2023, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

(1)	Allows a member to retain possession of the mortgage collateral pledged to the FHLBNY if the member executes a written security agreement, provides periodic listings and agrees to hold such collateral for the benefit of the FHLBNY; however, securities and cash collateral are always in physical possession or in custodian control; or
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

Note 10.         Mortgage Loans Held-for-Portfolio.

The mortgage loans held-for-portfolio consists of MAP and MPF loans. The FHLBNY participates in these programs by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (PFI). The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs usually retain servicing activities, and provide credit-enhancement for conventional loans sold into the program. No intermediary trust is involved.

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. At December 31, 2023, mortgage loans under the MPF program were at carrying value of $1.7 billion compared to $1.9 billion at December 31, 2022, and mortgage loans under the MAP program were at carrying value of $0.5 billion compared to $0.2 billion at December 31, 2022.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2023		December 31, 2022
	Carrying	Percentage of	Carrying	Percentage of
	Amount	Total	Amount	Total
Real Estate(a):
Fixed medium-term single-family mortgages	$106,860	4.97%	$125,268	6.03%
Fixed long-term single-family mortgages	2,043,520	95.03	1,950,943	93.97
Total unpaid principal balance	$2,150,380	100.00%	$2,076,211	100.00%
Unamortized premiums	35,034		33,274
Unamortized discounts	(742)		(708)
Basis adjustment (b)	(1,605)		103
Total mortgage loans amortized cost	$2,183,067		$2,108,880
Allowance for credit losses	(3,301)		(1,911)
Total mortgage loans held-for-portfolio at carrying value	$2,179,766		$2,106,969
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The following table presents the fixed-rate mortgage loans held-for-portfolio by redemption terms (in thousands):

Redemption Term	December 31, 2023	December 31, 2022
Due in one year or less	$81,370	$79,855
Due after one year through five years	337,947	334,980
Due after five years through fifteen years	886,987	860,981
Thereafter	844,076	800,395
Total unpaid principal balance	$2,150,380	$2,076,211
Other adjustments, net (a)	32,687	32,669
Total mortgage loans held for portfolio	$2,183,067	$2,108,880
Allowance for credit losses on mortgage loans	(3,301)	(1,911)
Mortgage loans held for portfolio, net	$2,179,766	$2,106,969
(a)	Consists of premiums, discounts, and hedging adjustments.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $43.1 million at December 31, 2023 and $44.3 million at December 31, 2022. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $1.5 million in 2023, $1.7 million in 2022, and $2.1 million in 2021. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $7.2 million at December 31, 2023 and $3.5 million at December 31, 2022.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $3.3 million at December 31, 2023 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The Bank’s credit risk model (“model”) estimates the probabilities of prepayment and default concurrently. Prepayment represents the probability that an individual loan will voluntarily prepay while a default represents the probability that an individual loan will involuntarily pay off. The Bank’s third-party credit loss model applies a hazard rate approach to model loan prepayment and default at each month. In the Hazard Rate approach, a loan may stay as active (survived) or is terminated (due to default or prepayment) at the end of each period (month). The two statuses will compete over each period to calculate the probability of default of each individual mortgage loan. The model is composed of a series of loan-level econometric models that are related through common dependence on macroeconomic as well as loan-specific factors (i.e., collateral types, borrower characteristics). The macro factors used in the loan-level models are inputs at the national-level, state-level and MSA-level using econometric models developed for these factors. The model loan characteristics along with economic assumptions including applicable housing prices and interest rates as inputs to generate projected cash flows over the life of the mortgage. It then estimates the loss given default (LGD) for each loan and aggregates projected cash flows for each loan in the portfolio. A loan in 90+ day delinquent, foreclosure or real estate owned (REO) sale is considered to be in default.

Accrued interest receivable was $11.5 million at December 31, 2023 and $10.2 million at December 31, 2022. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at December 31, 2023 and December 31, 2022.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2023	2022	2021
Allowance for credit losses:
Beginning balance	$1,911	$2,135	$7,073
Adjustment for cumulative effect of accounting change	—	—	—
Charge-offs	—	(31)	(50)
Recoveries	—	—	—
Provision (Reversal) for credit losses on mortgage loans	1,390	(193)	(4,888)
Balance, at end of period	$3,301	$1,911	$2,135

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents risk elements and credit losses (dollars in thousands):

	December 31, 2023	December 31, 2022
Average loans outstanding during the period (a)	$2,106,517	$2,155,287
Mortgage loans held for portfolio (b)	2,150,380	2,076,211
Non-accrual loans (b)	5,895	7,795
Allowance for credit losses on mortgage loans held for portfolio	3,301	1,911
Net charge-offs	—	31

Ratio of net charge-offs to average loans outstanding during the period	—%	0.001%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.154%	0.092%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.274%	0.375%
Ratio of allowance for credit losses to non-accrual loans	56.007%	24.511%
(a)	Represents the average unpaid principal balance for the twelve months ended December 31, 2023 and for the same period ended December 31, 2022.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (in thousands):

	December 31, 2023	December 31, 2022
Total MPF Mortgage loans, carrying values net (a)	$1,730,581	$1,880,921
Non-performing MPF mortgage loans - Conventional (a)(b)	$5,895	$7,795
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,967	$4,632
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more. There were no impaired MAP loans.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

Under the framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF or MAP loans, and while the loans are evaluated on an individual basis, we have deemed that FHA and VA loans as collectively insured. Additionally, based on the Bank’s assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2023 or 2022. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA MPF loans) in the MPF program (in thousands):

	December 31, 2023
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance(d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$321,544	$—	$325,428	$615,113
With a related allowance	1,262,122	(2,113)	1,278,547	1,051,418
Total measured for impairment (e)	$1,583,666	$(2,113)	$1,603,975	$1,666,531

	December 31, 2022
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans - MPF (a)(c)
No related allowance (b)	$1,053,813	$—	$1,068,388	$1,167,490
With a related allowance	664,581	(1,665)	673,518	668,124
Total measured for impairment (e)	$1,718,394	$(1,665)	$1,741,906	$1,835,614
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the twelve months ended December 31, 2023 and for the same period ended December 31, 2022.
(e)	There were no impaired MAP loans.

The following table summarizes MPF mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2023	December 31, 2022
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans - MPF	$1,583,666	$1,718,394
MPF Government-guaranteed or - insured mortgage loans	124,610	136,734
Total MPF loans - unpaid principal balance	$1,708,276	$1,855,128

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2023 and December 31, 2022.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:
Conventional MPF/MAP
Past due 30 - 59 days	$6,599	$4,281	$10,880
Past due 60 - 89 days	1,403	290	1,693
Past due 90 days or more	5,645	269	5,914
Total past due mortgage loans	13,647	4,840	18,487
Current MPF mortgage loans	924,258	664,651	1,588,909
Current MAP mortgage loans	—	448,524	448,524
Total conventional mortgage loans	$937,905	$1,118,015	$2,055,920

	December 31, 2022
	Conventional Loans
	Origination Year
	Prior to 2018	2018 to 2022	Total
Payment Status, at Amortized Cost:
Conventional MPF/MAP
Past due 30 - 59 days	$8,399	$4,104	$12,503
Past due 60 - 89 days	2,707	653	3,360
Past due 90 days or more	6,676	1,162	7,838
Total past due mortgage loans	17,782	5,919	23,701
Current MPF mortgage loans	941,098	778,871	1,719,969
Current MAP mortgage loans	—	225,961	225,961
Total conventional mortgage loans	$958,880	$1,010,751	$1,969,631

Federal Home Loan Bank of New York

Notes to Financial Statements

Other Delinquency Statistics (dollars in thousands):

	December 31, 2023
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost (a):
In process of foreclosure (b)	$2,153	$3,048	$5,201
Serious delinquency rate (c)	0.37%	4.03%	0.64%
Past due 90 days or more and still accruing interest	$—	$5,041	$5,041
Loans on non-accrual status	$5,914	$—	$5,914

	December 31, 2022
	Conventional	MPF Government-Guaranteed
	MPF Loans	or -Insured Loans	Total MPF Loans
Amortized Cost (a):
In process of foreclosure (b)	$3,940	$2,865	$6,805
Serious delinquency rate (c)	0.45%	3.45%	0.68%
Past due 90 days or more and still accruing interest	$—	$4,702	$4,702
Loans on non-accrual status	$7,838	$—	$7,838
(a)	There were no MAP loans in delinquency status.
(b)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(c)	Represents seriously delinquent loans as a percentage of total mortgage loans in MPF program. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $3.5 billion at December 31, 2023 and $1.0 billion at December 31, 2022, an increase of $2.5 billion, or 239.1%, from December 31, 2022. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.7% and 98.9% of deposits at December 31, 2023 and December 31, 2022, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $3.0 billion for period ended December 31, 2023 and $1.0 billion for the period ended December 31, 2022. The annualized weighted-average interest rates paid on demand and overnight deposits were 4.23% for the year ended December 31, 2023 and 1.36% for the year ended December 31, 2022. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits for the year ended December 31, 2023. The average balances of term deposits were $0.4 million and the weighted-average interest rates paid on term deposits were 3.51% for the year ended December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes deposits (in thousands):

	December 31, 2023	December 31, 2022
Interest-bearing deposits
Interest-bearing demand	$3,472,477	$1,015,991
Term (a)	—	—
Total interest-bearing deposits	3,472,477	1,015,991
Non-interest-bearing demand	9,376	10,946
Total deposits (b)	$3,481,853	$1,026,937
(a)	Term deposits were for periods of one year or less.
(b)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	December 31, 2023	Interest Rate (b)	December 31, 2022	Interest Rate (b)
Term deposits	$—	—%	$—	3.51%
Interest-bearing demand (a)	3,472,477	4.23	1,015,991	1.36
Total interest-bearing deposits	$3,472,477	4.23%	$1,015,991	1.36%
Non-interest-bearing demand	9,376		10,946
Total deposits	$3,481,853		$1,026,937
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	December 31, 2023	December 31, 2022
Consolidated obligation bonds-amortized cost	$98,702,143	$87,612,556
Hedge valuation basis adjustments	(1,126,343)	(2,015,128)
Hedge basis adjustments on de-designated hedges	106,686	114,430
FVO - valuation adjustments and accrued interest	(113,424)	(214,103)
Total Consolidated obligation bonds	$97,569,062	$85,497,755

Discount notes-amortized cost	$47,914,413	$61,832,418
Hedge value basis adjustments	(7,363)	(39,088)
Hedge basis adjustments on de-designated hedges	(142)	(341)
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$47,906,908	$61,792,989

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2023			December 31, 2022
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$58,048,915	4.67%	58.85%	$40,943,160	3.69%	46.79%
Over one year through two years	14,958,980	3.48	15.16	16,499,805	2.56	18.85
Over two years through three years	12,220,155	1.67	12.39	7,808,115	1.65	8.92
Over three years through four years	4,992,385	2.62	5.06	10,533,905	1.09	12.04
Over four years through five years	3,977,705	3.36	4.03	4,638,435	2.35	5.30
Thereafter	4,447,450	3.16	4.51	7,092,000	2.88	8.10

Total par value	98,645,590	3.89%	100.00%	87,515,420	2.85%	100.00%
Bond premiums (b)	81,218			123,477
Bond discounts (b)	(24,665)			(26,341)
Hedge valuation basis adjustments (c)	(1,126,343)			(2,015,128)
Hedge basis adjustments on de-designated hedges (d)	106,686			114,430
FVO (e) - valuation adjustments and accrued interest	(113,424)			(214,103)
Total Consolidated obligation bonds	$97,569,062			$85,497,755
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our primary interest rate benchmarks are Federal Funds-OIS index and SOFR-OIS index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2023		December 31, 2022
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$33,066,960	33.52%	$30,482,290	34.83%
Fixed-rate, callable	35,735,130	36.23	18,676,130	21.34
Step Up, callable	3,473,000	3.52	5,374,000	6.14
Step Down, callable	52,000	0.05	—	—
Floating rate, callable	200,000	0.20	250,000	0.29
Single-index floating rate	26,118,500	26.48	32,733,000	37.40
Total par value	$98,645,590	100.00%	$87,515,420	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Par value	$48,657,920	$62,295,735
Amortized cost	$47,914,413	$61,832,418
Hedge value basis adjustments (a)	(7,363)	(39,088)
Hedge basis adjustments on de-designated hedges (b)	(142)	(341)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$47,906,908	$61,792,989
Weighted average interest rate	5.17%	3.97%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 13.         Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The Board approved an additional voluntary contribution of $12.7 million in support of our housing programs for 2024. This additional contribution will supplement the 10 percent statutory requirement and will be used to fund our 2024 Affordable Housing Grant Program and Homebuyer Dream Program rounds.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2023	2022	2021
Beginning balance	$131,394	$137,638	$148,827
Additions from current period’s assessments	83,531	46,517	29,514
Voluntary Contribution	12,663	—	—
Net disbursements for grants and programs	(40,561)	(52,761)	(40,703)
Ending balance	$187,027	$131,394	$137,638

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.0 billion at December 31, 2023 and $6.4 billion at December 31, 2022.

Shares of both Membership and Activity-based Class B capital stock have the same voting rights and receive the same dividend (See Statements of Capital):

●	Membership capital stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets (such percentage is currently set at 0.125%). In addition, notwithstanding this requirement, the FHLBNY has a $50 million cap on membership stock per member.
●	Activity-based capital stock is issued based on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase equal to (i) 4.5% of the member’s borrowed amount for advances and mortgage loans sold, and (ii) 0.125% of the outstanding balance of letters of credit issued on behalf of the member. In the normal course of business, excess activity-based capital stock is repurchased daily.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2023		December 31, 2022
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,364,264	$8,394,453	$749,451	$8,488,246
Total capital-to-asset ratio	4.00%	5.30%	4.00%	5.39%
Total capital (b)	$6,333,328	$8,394,453	$6,295,660	$8,488,246
Leverage ratio	5.00%	7.95%	5.00%	8.09%
Leverage capital (c)	$7,916,660	$12,591,679	$7,869,574	$12,732,369
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Estimated redemption periods were as follows (in thousands):

	December 31, 2023	December 31, 2022
Redemption less than one year	$3,070	$93
Redemption from one year to less than three years	2,427	2,387
Redemption from three years to less than five years	732	952
Redemption from five years or greater	990	1,146
Total	$7,219	$4,578

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2023	2022	2021
Beginning balance	$4,578	$1,959	$2,991
Capital stock subject to mandatory redemption reclassified from equity	54,659	261,629	85
Redemption of mandatorily redeemable capital stock (a)	(52,018)	(259,010)	(1,117)
Ending balance	$7,219	$4,578	$1,959
Accrued interest payable (b)	$171	$82	$23
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 9.50%, 6.75% and 4.40% for the three months ended December 31, 2023, 2022 and 2021, respectively. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.1 billion and $910.9 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2023 and December 31, 2022, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2023	2022	2021
Net income	$751,131	$417,376	$265,521

Net income available to stockholders	$751,131	$417,376	$265,521

Weighted average shares of capital	61,917	49,916	48,987
Less: Mandatorily redeemable capital stock	(72)	(227)	(24)
Average number of shares of capital used to calculate earnings per share	61,845	49,689	48,963

Basic earnings per share	$12.15	$8.40	$5.42

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2023	2022	2021
Defined Benefit Plan	$12,400	$9,400	$10,000
Benefit Equalization Plans (defined benefit and defined contribution)	7,414	11,310	12,176
Defined Contribution Plans	2,950	2,805	2,844
Postretirement Health Benefit Plan	83	304	288
Total retirement plan expenses	$22,847	$23,819	$25,308

Federal Home Loan Bank of New York

Notes to Financial Statements

Pentegra DB Plan Net Pension Cost and Funded Status

The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Typically, multiemployer plans contain provisions for collective bargaining arrangements. There are no collective bargaining agreements in place at any of the FHLBanks (including the FHLBNY) that participate in the plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Our contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2023 were more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2022. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. If an employee transfers employment to the FHLBNY, and the employee was a participant in the Pentegra Benefit Plan with another employer, the FHLBNY is responsible for the entire benefit. At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.

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

The following table presents multi-employer plan disclosure for the three years ended December 31, (dollars in thousands):

	2023	2022	2021
Net pension cost charged to compensation and benefit expense for the year ended December 31	$12,400	$9,400	$10,000
Contributions allocated to plan year ended June 30	$12,420	$9,969	$9,905
Pentegra DB Plan funded status as of July 1 (a)	113.64%	118.87%	129.62%
FHLBNY’s funded status as of July 1 (b)	109.33%	113.87%	126.15%
(a)	Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2024 for the plan year ended June 30, 2023. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(b)	Based on cash contributions made through December 31, 2023 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2023	2022
Accumulated benefit obligation	$70,539	$65,064
Effect of future salary increases	8,792	5,955
Projected benefit obligation	79,331	71,019
Unrecognized prior service (cost)/credit	(18)	(73)
Unrecognized net (loss)/gain	(13,120)	(6,835)

Accrued pension cost	$66,193	$64,111

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2023	2022
Projected benefit obligation at the beginning of the year	$71,019	$98,510
Service cost	1,647	2,478
Interest cost	3,439	2,576
Benefits paid	(3,059)	(2,928)
Actuarial loss/(gain) (a)	6,285	(27,551)
Settlements	—	(2,066)
Plan amendments	—	—
Projected benefit obligation at the end of the year	$79,331	$71,019

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial loss of $6.3 million in 2023 was primarily due to losses from discount rate change and losses from demographic experience.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2023	2022
Net loss/(gain)	$13,120	$6,835
Prior service cost/(credit)	18	73
Accumulated other comprehensive loss/(gain)	$13,138	$6,908

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2023	2022
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	3,059	4,994
Settlements	—	(2,066)
Benefits paid	(3,059)	(2,928)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Service cost	$1,647	$2,478	$2,023
Interest cost	3,439	2,576	2,250
Amortization of unrecognized net loss	—	4,883	5,361
Amortization of unrecognized past service cost	55	208	725
Net periodic benefit cost - Defined Benefit BEP	5,141	10,145	10,359
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	2,273	1,165	1,817
Total	$7,414	$11,310	$12,176

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2023	2022
New (gain)/loss during the year	$6,285	$(27,551)
Recognized prior service credit/(cost)	(55)	(208)
New past service (credit)/cost	—	—
Recognized gain/(loss)	—	(4,883)

Total recognized in other comprehensive loss/(income)	$6,230	$(32,642)
Total recognized in net periodic benefit cost and other comprehensive income	$11,371	$(22,497)

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2024
Expected amortization of net loss/(gain)	$774
Expected amortization of past service cost/(credit)	$18

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Discount rate (a)	4.77%	4.96%	2.66%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	7	6	6
Benefits paid during the period	$(3,059)	$(2,928)	$(2,775)
(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2024	$3,529
2025	4,143
2026	4,380
2027	4,938
2028	5,151
2029-2033	27,893

Total	$50,034

The net periodic benefit cost for 2024 is expected to be $6.4 million ($5.1 million in 2023).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 4.93%.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accumulated postretirement benefit obligation at the beginning of the year	$8,320	$10,604
Service cost	13	31
Interest cost	348	273
Actuarial loss/(gain)	(1,296)	(2,188)
Plan participant contributions	241	241
Actual benefits paid	(741)	(682)
Retiree drug subsidy reimbursement	42	41
Accumulated postretirement benefit obligation at the end of the year	$6,927	$8,320

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2023	2022
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	500	441
Plan participant contributions	241	241
Actual benefits paid	(741)	(682)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2023	2022
Net (gain)/loss	$(4,107)	$(3,089)
Accumulated other comprehensive (gain)/loss	$(4,107)	$(3,089)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Service cost (benefits attributed to service during the period)	$13	$31	$46
Interest cost on accumulated postretirement health benefit obligation	348	273	242
Amortization of (gain)/loss	(278)	—	—
Net periodic postretirement health benefit expense/(income)	$83	$304	$288

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2023	2022
Net loss/(gain)	$(1,296)	$(2,188)
Amortization of net gain/(loss)	$278	—

Total recognized in other comprehensive income	$(1,018)	$(2,188)

Total recognized in net periodic benefit cost and other comprehensive income	$(935)	$(1,884)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2023	2022	2021
Weighted average discount rate (a)	4.93%	5.15%	2.60%

Health care cost trend rates:
Assumed for next year
Pre 65	6.80%	6.80%	6.20%
Post 65	5.50%	5.40%	5.20%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2033	2033	2031
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2033	2033	2031
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line
(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2024	$595
2025	579
2026	588
2027	580
2028	580
2029-2033	2,763

Total	$5,685

The postretirement health benefit plan accrual for 2024 is expected to be a cost of $0.1 million ($0.1 million in 2023).

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2023	December 31, 2022
Interest rate contracts
Interest rate swaps	$194,257,512	$173,232,721
Interest rate caps	150,000	800,000
Mortgage delivery commitments	19,277	9,837
Total interest rate contracts notionals	$194,426,789	$174,042,558

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

	December 31, 2023		December 31, 2022
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$792,408	$1,504,800	$683,389	$2,110,074
Cleared derivatives	1,765,052	1,751,642	1,534,274	1,504,012
Total gross recognized amount	2,557,460	3,256,442	2,217,663	3,614,086
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(682,546)	(1,494,166)	(550,878)	(2,095,888)
Cleared derivatives	(1,749,869)	(1,749,869)	(1,502,901)	(1,502,901)
Total gross amounts of netting adjustments and cash collateral	(2,432,415)	(3,244,035)	(2,053,779)	(3,598,789)
Net amounts after offsetting adjustments and cash collateral	$125,045	$12,407	$163,884	$15,297
Uncleared derivatives	$109,862	$10,634	$132,511	$14,186
Cleared derivatives	15,183	1,773	31,373	1,111
Total net amounts after offsetting adjustments and cash collateral	$125,045	$12,407	$163,884	$15,297

Derivative instruments - not nettable
Uncleared derivatives (a)	$157	$2	$37	$36
Total derivative assets and total derivative liabilities
Uncleared derivatives	$110,019	$10,636	$132,548	$14,222
Cleared derivatives	15,183	1,773	31,373	1,111
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$125,202	$12,409	$163,921	$15,333

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$794,848	$—	$576,756	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(96,191)	—	(108,761)	—
Total net amount of non-cash collateral received or repledged	$698,657	$—	$467,995	$—
Total net exposure cash and non-cash (e)	$823,859	$12,409	$631,916	$15,333

Net unsecured amount - Represented by:
Uncleared derivatives	$13,828	$10,636	$23,787	$14,222
Cleared derivatives	810,031	1,773	608,129	1,111
Total net exposure cash and non-cash (e)	$823,859	$12,409	$631,916	$15,333
(a)	Not nettable derivative instruments are without legal right of offset, and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, from time to time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	December 31, 2023
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$159,826,933	$1,577,776	$2,521,697
Total derivatives in hedging relationships under ASC 815	159,826,933	1,577,776	2,521,697

Derivatives not designated as hedging instruments
Interest rate swaps (b)	34,430,579	979,388	734,745
Interest rate caps	150,000	296	—
Mortgage delivery commitments	19,277	157	2
Other	—	—	—
Total derivatives not designated as hedging instruments	34,599,856	979,841	734,747

Total derivatives before netting and collateral adjustments	$194,426,789	$2,557,617	$3,256,444
Netting adjustments		$(2,421,455)	$(2,421,455)
Cash collateral and related accrued interest		(10,960)	(822,580)
Total netting adjustments and cash collateral		(2,432,415)	(3,244,035)
Total derivative assets and total derivative liabilities		$125,202	$12,409
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$794,848
Security collateral received from counterparty (c)		(96,191)
Net security		698,657
Net exposure		$823,859

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2022
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$123,913,433	$1,090,359	$2,745,983
Total derivatives in hedging relationships under ASC 815	123,913,433	1,090,359	2,745,983

Derivatives not designated as hedging instruments
Interest rate swaps (b)	49,319,288	1,126,873	868,103
Interest rate caps	800,000	431	—
Mortgage delivery commitments	9,837	37	36
Other	—	—	—
Total derivatives not designated as hedging instruments	50,129,125	1,127,341	868,139

Total derivatives before netting and collateral adjustments	$174,042,558	$2,217,700	$3,614,122
Netting adjustments		$(2,039,759)	$(2,039,759)
Cash collateral and related accrued interest		(14,020)	(1,559,030)
Total netting adjustments and cash collateral		(2,053,779)	(3,598,789)
Total derivative assets and total derivative liabilities		$163,921	$15,333
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$576,756
Security collateral received from counterparty (c)		(108,761)
Net security		467,995
Net exposure		$631,916
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2023 and December 31, 2022.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Years ended December 31,
	2023	2022	2021
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$116,901	$403,405	$620,234

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(112,620)	$(366,585)	$(613,272)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2023 and December 31, 2022, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$52,435,939	$(897,149)	$—
Hedged AFS debt securities (a)	5,505,885	(505,344)	—
De-designated advances (b)	—	—	4
	$57,941,824	$(1,402,493)	$4
Liabilities:
Hedged consolidated obligation bonds	$55,750,100	$1,126,343	$—
Hedged consolidated obligation discount notes	44,075,359	7,363	—
De-designated consolidated obligation bonds (b)	—	—	(106,686)
De-designated consolidated obligation discount notes (b)	—	—	142
	$99,825,459	$1,133,706	$(106,544)

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2022
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$42,378,681	$(1,634,913)	$—
Hedged AFS debt securities (a)	3,691,391	(575,104)	—
De-designated advances (b)	—	—	18
	$46,070,072	$(2,210,017)	$18
Liabilities:
Hedged consolidated obligation bonds	$36,962,293	$2,015,128	$—
Hedged consolidated obligation discount notes	47,594,103	39,088	—
De-designated consolidated obligation bonds (b)	—	—	(114,430)
De-designated consolidated obligation discount notes (b)	—	—	341
	$84,556,396	$2,054,216	$(114,089)
(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)	At December 31, 2023, par amounts of de-designated advances were $0.6 billion; par amounts of de-designated CO bonds were $2.9 billion; par amount of de-designation CO discount notes were $0.9 billion. At December 31, 2022, par amounts of de-designated advances were $0.5 billion; par amounts of de-designation CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.5 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2023
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,248)	$—	$(28,247)	$(26,999)

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2022
Amounts
	Amounts Reclassified	Reclassified from	Amounts	Total Change
	from AOCI to	AOCI to Other	Recorded in	in OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,190)	$—	$202,509	$203,699

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2023	2022	2021
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$33,208	$183,069	$4,755
Caps	(804)	294	93
Mortgage delivery commitments	(1,552)	(1,404)	(424)
Total gains (losses) on derivatives in economic hedges	$30,852	$181,959	$4,424

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2023
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$48,198	$48,198	$48,198	$—	$—	$—
Interest-bearing deposits	1,945,000	1,945,022	—	1,945,022	—	—
Securities purchased under agreements to resell	7,820,000	7,820,064	—	7,820,064	—	—
Federal funds sold	9,640,000	9,640,092	—	9,640,092	—	—
Trading securities	5,886,421	5,886,421	5,886,421	—	—	—
Equity Investments	91,879	91,879	91,879	—	—	—
Available-for-sale securities	9,106,743	9,106,743	—	7,878,505	1,228,238	—
Held-to-maturity securities	11,869,328	11,531,901	—	11,337,969	193,932	—
Advances	108,890,128	108,936,655	—	108,936,655	—	—
Mortgage loans held-for-portfolio, net	2,179,766	1,940,678	—	1,940,678	—	—
Accrued interest receivable	581,608	581,608	—	581,608	—	—
Derivative assets	125,202	125,202	—	2,557,617	—	(2,432,415)
Other financial assets	378	378	—	—	378	—

Liabilities
Deposits	3,481,853	3,481,961	—	3,481,961	—	—
Consolidated obligations
Bonds	97,569,062	96,836,586	—	96,836,586	—	—
Discount notes	47,906,908	47,932,222	—	47,932,222	—	—
Mandatorily redeemable capital stock	7,219	7,219	7,219	—	—	—
Accrued interest payable	716,021	716,021	—	716,021	—	—
Derivative liabilities	12,409	12,409	—	3,256,444	—	(3,244,035)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2023 and December 31, 2022. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2023 and December 31, 2022.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2023 and December 31, 2022.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2023 and December 31, 2022, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2023
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,886,421	$5,886,421	$—	$—	$—
Equity Investments	91,879	91,879	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,878,505	—	7,878,505	—	—
State and local housing finance agency obligations	1,228,238	—	—	1,228,238	—
Derivative assets (a)
Interest-rate derivatives	125,045	—	2,557,460	—	(2,432,415)
Mortgage delivery commitments	157	—	157	—	—
Total recurring fair value measurement - Assets	$15,210,245	$5,978,300	$10,436,122	$1,228,238	$(2,432,415)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(3,780,541)	$—	$(3,780,541)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(12,407)	—	(3,256,442)	—	3,244,035
Mortgage delivery commitments	(2)	—	(2)	—	—
Total recurring fair value measurement - Liabilities	$(3,792,950)	$—	$(7,036,985)	$—	$3,244,035

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
Derivative assets (a)
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

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance
	Agency Obligations
	Years ended December 31,
	2023	2022	2021
Balance, beginning of the period	$1,109,029	$998,637	$—
Transfer of securities from held-to-maturity to available-for-sale	—	—	902,719
Provision for credit losses	—	—	586
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(441)	(878)	117
Purchases	125,000	308,000	100,000
Settlements	(5,350)	(196,730)	(4,785)
Balance, end of the period	$1,228,238	$1,109,029	$998,637

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Non-recurring Basis (a) (in thousands):

	During the period ended December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	391	—	—	391
Total non-recurring assets at fair value	$391	$—	$—	$391
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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2023 and December 31, 2022.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Year ended December 31, 2023
	Bonds	Discount Notes (b)
Balance, beginning of the period	$(4,159,862)	$—
New transactions elected for fair value option	—	—
Maturities and terminations	480,000	—
Net gains (losses) on financial instruments held under fair value option	(99,223)	—
Change in accrued interest/unaccreted balance	(1,456)	—
Balance, end of the period	$(3,780,541)	$—

	Year ended December 31, 2022
	Bonds	Discount Notes (b)
Balance, beginning of the period	$(7,386,074)	$—
New transactions elected for fair value option	(2,636,405)	—
Maturities and terminations	5,665,000	—
Net gains (losses) on financial instruments held under fair value option	206,998	—
Change in accrued interest/unaccreted balance	(9,381)	—
Balance, end of the period	$(4,159,862)	$—

	Year ended December 31, 2021
	Bonds	Discount Notes (b)
Balance, beginning of the period	$(16,580,464)	$(7,133,755)
New transactions elected for fair value option	(16,802,560)	(1,249,392)
Maturities and terminations	25,975,000	8,367,602
Net gains (losses) on financial instruments held under fair value option	20,444	2,027
Change in accrued interest/unaccreted balance	1,506	13,518
Balance, end of the period	$(7,386,074)	$—
(a)	No advances elected under the FVO were outstanding at December 31, 2023, 2022 and 2021.
(b)	No discount notes elected under the FVO were outstanding at December 31, 2023, 2022 and 2021.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (a) (in thousands):

	December 31, 2023
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(89,889)	$(99,223)	$(189,112)
Consolidated obligation discount notes (b)	—	—	—
	$(89,889)	$(99,223)	$(189,112)

	December 31, 2022
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(56,533)	$206,998	$150,465
Consolidated obligation discount notes (b)	—	—	—
	$(56,533)	$206,998	$150,465

	December 31, 2021
		Net Gains (Losses)	Total Change in Fair
	Interest	Due to Changes in	Value Included in Current
	Expense	Fair Value	Period Earnings
Consolidated obligation bonds	$(16,869)	$20,444	$3,575
Consolidated obligation discount notes (b)	(3,839)	2,027	(1,812)
	$(20,708)	$22,471	$1,763
(a)	No advances elected under the FVO were outstanding at December 31, 2023, 2022 and 2021.
(b)	No discount notes elected under the FVO were outstanding at December 31, 2023 and December 31, 2022.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (c) (in thousands):

	December 31, 2023
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$3,893,965	$3,780,541	$(113,424)

	December 31, 2022
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$4,373,965	$4,159,862	$(214,103)

	December 31, 2021
			Fair Value Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (b)	$7,402,560	$7,386,074	$(16,486)
(a)	Advances – No advances elected under the FVO were outstanding at December 31, 2023, 2022 and 2021. From time to time, the FHLBNY has elected the FVO for advances on an instrument-by-instrument basis with terms that were primarily short-and intermediate-term.
(b)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.
(c)	Discount notes - No discount notes elected under the FVO were outstanding at December 31, 2023, 2022 and 2021. From time to time, discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of December 31, 2023 and December 31, 2022.

Affordable Housing Program - The 11 FHLBanks are expected to contribute $100 million in aggregate annually to the AHP. If the aggregate assessment is less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks. There have been no shortfalls in any periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies (in thousands):

December 31, 2023
Contractual Obligations
Consolidated obligation bonds at par (a)	$98,645,590
Consolidated obligation discount notes at par	48,657,920
Mandatorily redeemable capital stock (a)	7,219
Financing lease (b)	2,498
Premises (Operating Lease) (b)	77,631
Remote backup site	235
Other liabilities (c)	138,658
Total contractual obligations	$147,529,751
Other commitments
Standby letters of credit (d)	$20,840,338
Consolidated obligation bonds/discount notes traded not settled	2,000
Commitments to fund pension	12,100
Open delivery commitments (MAP)	19,277
Total other commitments	$20,873,715

Total obligations and commitments	$168,403,466
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the FRB, and projected payment obligations for pension plans.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Lease Commitments

Operating Leases:

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

Federal Home Loan Bank of New York

Notes to Financial Statements

At December 31, 2023 and December 31, 2022, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	December 31, 2023	December 31, 2022
Operating Leases (a)
Right-of-use assets	$54,862	$60,338
Lease Liabilities	$67,021	$73,304
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Twelve months ended December 31,
	2023		2022
Operating Lease Expense	$7,809		$7,809
Operating cash flows - Cash Paid	$8,615		$8,246

	December 31, 2023		December 31, 2022
Weighted Average Discount Rate	3.32%		3.31%
Weighted Average Remaining Lease Term	9.21	Years	10.13	Years

	Remaining maturities through
Operating lease liabilities	December 31, 2023	December 31, 2022
2023	$—	$8,615
2024	8,297	8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
Thereafter	36,844	36,844
Total undiscounted lease payments	78,183	86,798
Imputed interest	(11,162)	(13,494)
Total operating lease liabilities	$67,021	$73,304

Finance Lease:

In December 2023, the Bank entered into a 5 year finance lease for computer equipment. The finance lease liability and finance lease ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability and finance lease ROU asset was $2.3 million as of December 31, 2023.

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

Debt assumptions — The FHLBNY assumed CO discount notes in par amount of $6.1 billion from another FHLBank in 2023. No discount notes were assumed from another FHLBank in 2022. No CO bonds were assumed from another FHLBank in 2023 and 2022.

Debt transfers — No debt was transferred to another FHLBank in 2023 and 2022.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $3.2 million at December 31, 2023 and $3.8 million at December 31, 2022.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.2 million, $1.3 million, and $1.8 million for the twelve months ended in December 2023, 2022, and 2021, respectively.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2023 and December 31, 2022, outstanding notional amounts were $18.0 million and $33.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2023, and 2022, overnight loans extended to other FHLBanks averaged $1.4 million and $13.7 million, respectively. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the twelve months ended December 31, 2023, and 2022, the FHLBNY borrowed a total of $5.3 billion and $3.0 billion, respectively, in overnight loans from other FHLBanks. The borrowings averaged $32.2 million and $24.7 million for the twelve month ended December 31, 2023 and 2022, respectively. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at December 31, 2023. There was no compensating cash balances at December 31, 2022. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2023	December 31, 2022
	Related	Related
Assets
Advances	$108,890,128	$115,292,876
Accrued interest receivable	469,880	352,578

Liabilities and capital
Deposits	$3,481,853	$1,026,937
Mandatorily redeemable capital stock	7,219	4,578
Accrued interest payable	171	82
Affordable Housing Program (a)	187,027	131,394

Capital	$8,244,701	$8,347,383
(a)	Represents funds not yet allocated or disbursed to AHP programs.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party: Income and Expense Transactions

	Years ended December 31,
	2023	2022	2021
	Related	Related	Related
Interest income
Advances	$5,988,659	$1,915,358	$483,216
Interest-bearing deposits	13	4	—
Loans to other FHLBanks	72	228	1

Interest expense
Deposits	$128,252	$13,765	$380
Mandatorily redeemable capital stock	653	1,278	109
Cash collateral held and other borrowings	1,521	958	—

Service fees and other	$20,582	$16,818	$17,470

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2023
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,500,000	17.76%	$984,342	28.99%
Flagstar Bank, N.A. (b)	Hicksville	NY	17,850,000	16.26	553,872	16.31
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	11.87	474,764	13.98
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.42	56,402	1.66
Subtotal MetLife, Inc.			14,590,000	13.29	531,166	15.64
Equitable Financial Life Insurance Co.	New York	NY	7,615,063	6.93	403,051	11.87
Teachers Ins. & Annuity Assoc of America	New York	NY	7,035,500	6.41	249,296	7.34
Manufacturers and Traders Trust Company	Buffalo	NY	5,000,159	4.55	278,246	8.19
New York Life Insurance Company	New York	NY	3,063,000	2.79	96,367	2.84
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.39	83,396	2.46
Valley National Bank (b)	Wayne	NJ	2,539,804	2.31	142,160	4.19
Kearny Bank	Fairfield	NJ	1,667,500	1.52	73,652	2.17
Total			$81,480,276	74.21%	$3,395,548	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of these members served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2022
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,250,000	16.46%	$332,309	24.51%
Flagstar Bank, N.A. (b)(c)	Hicksville	NY	15,775,000	13.49	244,568	18.04
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	11.58	253,973	18.73
Metropolitan Tower Life Insurance Company	New York	NY	1,405,000	1.20	21,673	1.60
Subtotal MetLife, Inc.			14,940,000	12.78	275,646	20.33
Signature Bank	New York	NY	11,283,738	9.65	61,762	4.56
Equitable Financial Life Insurance Company	New York	NY	8,501,263	7.27	155,524	11.47
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,084,800	6.06	127,885	9.43
New York Life Insurance Company	New York	NY	3,638,000	3.11	64,737	4.78
Manufacturers and Traders Trust Company	Buffalo	NY	3,200,169	2.74	12,657	0.93
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.24	36,766	2.71
ESL Federal Credit Union	Rochester	NY	2,561,931	2.19	43,941	3.24
Total			$88,854,151	75.99%	$1,355,795	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.
(c)	Non-Member institution Flagstar Bank, FSB merged into FHLBNY member New York Community Bank, on December 1, 2022. Surviving entity renamed Flagstar Bank, N.A. as a member of the FHLBNY.

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

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 29, 2024 and December 31, 2023 (shares in thousands):

		Number	Percent
	February 29, 2024	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	10,182	16.46%
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	8,383	13.55
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,366	10.29
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	776	1.25
Subtotal MetLife, Inc.		7,142	11.54
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY, 14203	4,376	7.07
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	4,143	6.70
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,453	5.58
		37,679	60.90%

		Number	Percent
	December 31, 2023	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,282	15.33%
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	8,606	14.21
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,366	10.51
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	776	1.28
Subtotal MetLife, Inc.		7,142	11.79
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	3,666	6.05
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,566	5.89
		32,262	53.27%

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2023. Based on this evaluation, they concluded that as of December 31, 2023, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

2023 and 2024 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s Board of Directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate. For both 2023 and 2024, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships. One New York Member Director seat remained vacant from June 12, 2023 through and until December 31, 2023 due to the death of a Director, and another New York Member Director seat became vacant on January 1, 2024 due to the resignation of a Director from the Board (whose term was set to expire at the end of 2024) effective as of the end of 2023.

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

In contrast to the requirements pertaining to Member Directorships, an Independent Directorship may, per FHFA regulations, be held, generally speaking, only by an individual who is a bona fide resident of our district, who is not a director, officer, or employee of a member institution or of any person that receives advances from us, and who is not an officer of any FHLBank. At least two of the Independent Directors must be “Public Interest” Independent Directors. Public Interest Independent Directors, as defined by Finance Agency regulations, are Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a Public Interest Independent Director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Any individual meeting the basic qualifications may submit an Independent Director application form and request to be considered by us for inclusion on the Independent Director nominee slate. Our Board of Directors is then required by Finance Agency regulations to consult with our Affordable Housing Advisory Council (“Advisory Council”) in establishing the nominee slate. (The Advisory Council is an advisory body consisting of fifteen persons residing in our district appointed by our Board, the members of which are drawn from community and not-for-profit organizations that are actively involved in providing or promoting low and moderate income housing or community lending. The Advisory Council provides advice on ways in which we can better carry out our housing finance and community lending mission.) After the nominee slate is approved by the Board, the slate is then presented to our membership for a district-wide vote. The election regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director’s nominees for Independent Directorships. (As is the case with Member Directorships, the Board may also take action to fill a vacancy of an Independent Directorship.)

The Bank encourages diversity on its Board of Directors and encourages everyone, including minorities and women, to consider service as Bank Directors.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2023 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify (i) one incumbent Independent Director whose term expired at the end of 2023 and who could not run again due to term limits; (ii) one new Independent Director who was elected by the Bank’s membership to begin service on the Board commencing on January 1, 2024; (iii) one incumbent Independent Director whose term expired at the end of 2023 and who was re-elected by the Bank’s membership to serve again on the Board commencing on January 1, 2024; (iv) one incumbent New York Member Director whose term expired at the end of 2023 and who could not run again due to term limits; (v) one incumbent New York Member Director whose term was set to expire at the end of 2023 but who passed away on June 11, 2023; (vi) two new York Member Directors who were each elected by the Bank’s membership to begin service on the Board commencing on January 1, 2024; (vii) one incumbent New York Member Director whose term was set to expire at the end of 2024 but who resigned from the Board effective as of the end of 2023; (viii) one incumbent New York Member Director whose term was set to expire at the end of 2025 but who became ineligible to serve on the Board effective as of March 11, 2024; and (ix) three Independent Directors who also served or serve as Public Interest Independent Directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

			Start of	Expiration
		Bank	Most	of Most	Represents
	Age as of	Director	Recent	Recent	Bank
Director Name	3/21/24	Since	Term	Term	Members in	Director Type
John R. Buran (a) (2023 Chair)	74	12/2010	1/1/20	12/31/23	NY	Member
Larry E. Thompson (2024 Chair & 2023 Vice Chair)	73	1/2014	1/1/22	12/31/25	Districtwide	Independent
David J. Nasca (2024 Vice Chair)	66	1/2015	1/1/23	12/31/26	NY	Member
Melba I. Acosta	57	1/2023	1/1/23	12/31/26	Districtwide	Independent
Danelle M. Barrett	56	1/2021	1/1/21	12/31/24	Districtwide	Independent
Thomas R. Cangemi (b)	55	1/2022	1/1/22	3/11/24	NY	Member
Robert M. Fisher (c)	56	1/2024	1/1/24	12/31/27	NY	Member
Thomas L. Hoy (d)	—	1/2012	1/1/20	6/11/23	NY	Member
David R. Huber	60	1/2019	1/1/23	12/31/26	Districtwide	Independent
Thomas J. Kemly	66	1/2021	1/1/21	12/31/24	NJ	Member
Charles E. Kilbourne, III	51	1/2019	1/1/21	12/31/24	Districtwide	Independent*
Kenneth J. Mahon (e)	73	1/2017	1/1/21	12/31/23	NY	Member
Carolyn B. Maloney (f)	78	1/2024	1/1/24	12/31/27	Districtwide	Independent*
Christopher P. Martin	67	1/2015	1/1/23	12/31/26	NJ	Member
Gerald L. Reeves	69	1/2022	1/1/22	12/31/25	NJ	Member
Ira Robbins	49	1/2023	1/1/23	12/31/26	NJ	Member
Stephen S. Romaine	59	1/2019	1/1/21	12/31/24	NY	Member
DeForest B. Soaries, Jr. (g)	72	1/2009	1/1/20	12/31/23	Districtwide	Independent*
Josie J. Thomas	65	1/2022	1/1/22	12/31/25	Districtwide	Independent
Anders M. Tomson (c)	57	1/2024	1/1/24	12/31/27	NY	Member
Carlos J. Vázquez	65	11/2013	1/1/22	12/31/25	PR & USVI	Member
Ángela Weyne (h)	80	9/2017	1/1/24	12/31/27	Districtwide	Independent
(a)Director Buran served on the Board as an New York Member Director throughout 2023, and his term expired on December 31, 2023. He was not eligible to run again for a seat on the Board due to term limits.
(b)The Bank announced on March 15, 2024 that Director Cangemi became ineligible to serve on the Board as of March 11, 2024.
(c)The Bank announced on November 27, 2023 that Directors Fisher and Tomson were each elected to serve as New York Member Directors for four year terms each commencing on January 1, 2024.
(d)Director Hoy’s term as a New York Member Director was set to expire on December 31, 2023; however, he passed away on June 11, 2023.
(e)Director Mahon, whose term was set to expire on December 31, 2024, resigned from the Board effective as of the close of Bank business on December 31, 2023.

(f)The Bank announced on November 27, 2023 that Director Maloney was elected by the Bank’s districtwide membership to serve as an Independent Director for a four year term commencing on January 1, 2024.
(g)Director Soaries served on the Board as an Independent Director throughout 2023, and his term expired on December 31, 2023. He was not eligible to run again for a seat on the Board due to term limits.
(h)Director Weyne served on the Board as an Independent Director throughout 2023, and her term expired on December 31, 2023. On November 27, 2023, the Bank announced that she was re-elected by the Bank’s districtwide membership to serve as an Independent Director for a new four year term commencing on January 1, 2024.

*These Independent Directors serve or have served as Public Interest Independent Directors. Directors Kilbourne & Maloney have both served as Public Interest Independent Directors throughout the entire course of their service covered by this table. Director Soaries’ service as a Public Interest Independent Director commenced effective October 3, 2018 and ended when his service on the Board ended on December 31, 2023.

Mr. Buran (2023 Chair) is Director, President and Chief Executive Officer of both Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank), and of Flushing Bank. He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003. In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977. There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division. Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut. He also spent time as a consultant and Assistant to the President of Carver Bank. Mr. Buran is past Chairman and current Board member of the New York Bankers Association. From 2011 to 2017 he served on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York. John is also a former member of the Nassau County Interim Finance Authority where he served for eight years. Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations. He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21. He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award. His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center. He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award. Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award. Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City. He is a Board member of The Korean American Youth Foundation. Mr. Buran also serves on the Board of the Long Island Conservatory. He was recently presented with an honorary Doctorate of Humane Letters from St. Francis College of Brooklyn and was the recipient of the Catholic Charities Gold Medal Award in 2019. He holds a B.S. in Management and an M.B.A., both from New York University. Mr. Buran left the FHLBNY’s Board at the end of 2023.

Mr. Thompson (2024 Chair; 2023 Vice Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee. He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation. Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee. Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004. Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He is currently on the Board of Directors of LedgerX LLC, a digital currency futures and options exchange and clearinghouse. He also serves on the Board of Professional Advisors of the firm

Risk Toolbox, Inc. In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson received his B.A. from Yale University and his J.D. from the University of California at Berkeley. Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca (2024 Vice Chair) has, since 2006, served as Director and President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a $2.2 billion nationally chartered community focused commercial bank. Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group with increasing executive responsibilities including; Senior Vice President and Treasurer; President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York; and Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans, implementation of First Niagara’s merger and acquisition efforts, and management of its enterprise-wide risk management program. In addition, Mr. Nasca’s experience includes executive positions with Chemical Bank, Goldome FSB, and Goldome Realty Corp. He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College. Mr. Nasca is a member and past President of the Board of the Independent Bankers Association of New York State, a member of the New York Bankers Association and past Chair of the New York Bankers Association Service Corporation, and a former member of the Board of Directors of the New York Business Development Corporation. He is also involved in his community on several boards, including serving as a member of the Canisius College Business Advisory Council of its Richard J. Wehle School of Business; serving as a Governing Board Member of Lifetime Healthcare, Inc. and of its subsidiaries Excellus Health Plan, Inc. (a member of the FHLBNY), MedAmerica, Inc., and Univera Healthcare; and serving as a board member of the Buffalo Urban Development Corporation, The Buffalo Niagara Partnership, and Brothers of Mercy, Inc., a Continuing Care Community.

Ms. Acosta has been, since 2017, Counsel in the law firm of McConnell Valdes, LLC, where her main areas of practice include corporate law, banking and financial institutions, commercial financing, M&As, reorganizations, governance, and public financing. She regularly advises national and local banks, broker-dealers, mortgage institutions and other financial institutions on a wide range of complex corporate and financial transactions and regulatory matters. Ms. Acosta’s public experience includes serving as President of the Government Development Bank for Puerto Rico (GDB), as Secretary of the Department of the Treasury and Chief Public Finance Officer for the Commonwealth of Puerto Rico, from 2013 to 2016. During her tenure, she spearheaded the efforts to restructure approximately $68 billion public debt of the Commonwealth. She provided testimony to Congress on several occasions regarding Puerto Rico’s fiscal situation, this as part of the efforts for the approval of the federal law known as PROMESA that allowed Puerto Rico to restructure its public debt. She was also Chair of various Boards and committees, including the GDB and its subsidiaries, Economic Development Bank, the Corporation for the Revitalization of the PR Electric Power Authority, the Puerto Rico Teacher’s Retirement System and the 2014 Tax Reform Committee. From 2001 to 2004 she served as Director of the Office of Management and Budget and Chief Information Officer (CIO) of the Commonwealth. As CIO, she spearheaded the development of the first e-government transactions. She was also the Government Authorized Representative before FEMA. Prior to that, she served as Chief of Staff to the Mayor of the city of San Juan, Puerto Rico, overseeing the city’s operations, including finances, public works, housing, social services and economic development, among others. Ms. Acosta, who is a certified public accountant, attorney and notary public, has held executive roles in both banking, finance and operations (including EVP, CFO, CAO/COO and Corporate Risk Manager) of a financial holding company of commercial banking, mortgage, insurance and investment entities, where she dealt with banking and securities regulatory issues, including among others, anti-money laundering, privacy, information security, regulatory examinations, asset quality, risk management and complex accounting issues, such as restatement of financials. As such, she was member of ALCO, Investment, Risk Management and Executive Committees. She started her career as a tax consultant with Price Waterhouse. For over 15 years she has been a member of the Board of Trustees of the Museum of Art of Puerto Rico, having served as Chair and Treasurer. She is member of the Board of Directors of the Fundación Luis Muñoz Marín, of the Board of Hospital La Concepcion, a past member of the Board of United Ways of Puerto Rico, where she also served as President of the Audit Committee and an Academic Numerary of the Academia Puertorriqueña de Jurisprudencia y Legislación de Puerto Rico. Ms. Acosta holds a Bachelor of Business Administration, with an accounting major, and a Juris Doctor degree, both magna cum laude, from the University of Puerto Rico, Rio Piedras. She also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts. Ms. Acosta’s experience in law, as well as in auditing & accounting, financial management, organizational management, project management and risk management, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Rear Admiral Barrett, USN (Ret.) was born in Buffalo, New York and is a 1989 graduate of Boston University with a Bachelor of Arts in History where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps in a ceremony aboard the USS Constitution. She holds Masters of Arts in Management from Webster University, National Security Strategic Studies from the U.S. Naval War College, and Human Resources Development from Webster University. She also earned a Master of Science in Information Management from Syracuse University. As an admiral, Danelle served as Director of Current Operations at U.S. Cyber Command, and assumed duties in 2017 as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff. In her last position in the U.S. Navy, she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700,000 personnel across a global network. An innovator, she implemented visionary digital transformation to modernize with unprecedented speed, significantly improving Navy Information Warfare capabilities. Ms. Barrett’s other tours of duty include assignments as Commanding Officer, Naval Computer and Telecommunications Area Master Station Atlantic where she directly led the largest telecommunications station in the Navy with responsibility for 2,700 people in 15 subordinate organizations worldwide; Chief of Staff, Navy Information Forces Command, U.S. Naval Forces Central Command/U.S. 5th Fleet and 2nd Fleet, Carrier Strike Group 2 and Carrier Strike Group 12 which included deployments in support of Operations Enduring Freedom in Afghanistan and Unified Response in Haiti, Multi-National Forces Iraq; Naval Computer and Telecommunications Stations in Jacksonville and Puerto Rico and Standing Joint Force Headquarters United States Pacific Command. She currently executes a portfolio of work that includes consulting through her firm “Cyber Secure at Sea LLC”, public speaking, and writing. She is an independent director on the boards of Progressive Insurance, Protego Trust Company and ShoulderUp Technology Acquisition Corp., and is on several advisory boards for other organizations. Her personal awards include Defense Superior Service Medal and other military decorations, Federal 100 winner 2010; Armed Forces Communications and Electronics Association Women in Leadership Award 2014; Women in Technology Leadership Award 2017 and the Executive Women’s Forum Women of Influence Award 2019. Ms. Barrett earned the National Defense University Chief Information Officer and Information Security certifications and has published 35 articles. She is the author of the recent book “Rock The Boat: Embrace Change, Encourage Innovation and Be a Successful Leader”. Rear Admiral Barrett’s organizational management, project development and risk management experience, as well as her experience in cybersecurity and digital transformation, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Mr. Cangemi served through March 11, 2024 as a Director of New York Community Bancorp, Inc. (“NYCB”) and of its subsidiary and FHLBNY member Flagstar Bank, N.A. (formerly known prior to a corporate merger that became effective on December 1, 2022, as New York Community Bank). Mr. Cangemi’s end of service as a Director of Flagstar Bank, N.A., meant that he was no longer eligible to serve as a Member Director of the FHLBNY. Effective February 29, 2024, Mr. Cangemi no longer served as the President and Chief Executive Officer of Flagstar Bank, N.A. and NYCB. Previously, Mr. Cangemi was appointed President and CEO as well as Director of NYCB and New York Community Bank effective December 31, 2020, and served as Chairman of NYCB and New York Community Bank from March 26, 2021, to November 30, 2022. Prior to this, Mr. Cangemi served as Senior Executive Vice President and Chief Financial Officer of NYCB and New York Community Bank since April 5, 2005. He joined NYCB and New York Community Bank on July 31, 2001, as Executive Vice President and Director of the Capital Markets Group, and was named Senior Executive Vice President of NYCB and New York Community Bank on October 31, 2003. Prior to joining NYCB and New York Community Bank, Mr. Cangemi was Executive Vice President, Chief Financial Officer, and Treasurer of both Richmond County Financial Corp. and Richmond County Savings Bank. Before joining Richmond County in 1997, Mr. Cangemi served as Senior Vice President, Chief Financial Officer, and Corporate Secretary of Continental Bank, a commercial bank based in Garden City, New York and, previously, as Director of Corporate SEC Reporting for an electronics corporation in Boca Raton, Florida. From 1993 to 1996, Mr. Cangemi was Vice President and Chief Financial Officer of Sunrise Bancorp, a publicly traded thrift headquartered on Long Island. Previously, Mr. Cangemi was a member of the SEC Professional Practice Group of KPMG Peat Marwick serving financial institutions. Mr. Cangemi serves as Treasurer and a member of the Board of Directors of the Richmond County Savings Foundation and a member of the Board of Directors of the New York Community Bank Foundation. In addition, Mr. Cangemi is a member of the Board of Trustees of The Whaling Museum & Education Center of Cold Spring Harbor. Previously, Mr. Cangemi was a member of the Board of Directors of Peter B. Cannell & Co., Inc., a New York City-based investment management firm, a Board member and a member of the Development Committee of the Long Island Children’s Museum, on the Board of Directors of Friends of the Arts, a member of the Council of Overseers of the Tilles Center for the Performing Arts; and a member of the Board of Trustees of the East Woods School. Mr. Cangemi is a former recipient of the Crain’s New York Business “40 Under 40” list of the top executives under the age of 40. Mr. Cangemi holds a B.B.A. from the School of Professional Accountancy at Dowling College.

Mr. Fisher is Chairman, President and Chief Executive Officer of Tioga State Bank, N.A., an FHLBNY member, and its holding company, TSB Services, Inc. A fifth-generation community banker, Mr. Fisher began working at Tioga State Bank during the summers of high school and college. He has worked in the bank full time in various positions since 1992, after returning from service in the United States Air Force as a navigator, and became President and CEO in 2003. In addition to his work at the bank, Mr. Fisher has committed himself to advocacy on behalf of the community banking industry as an engine of local prosperity. He served as chairman of the Independent Community Bankers of America (ICBA) in 2021 and 2022 and continues to serve the organization in numerous leadership roles. He is a member of the Executive Committee, Board of Directors, and Federal Delegate Board. He serves on a number of other committees, including the Nominating, Policy Development, ThinkTECH Selection, and Consumer Financial Services committees. Mr. Fisher testified before Congress on behalf of ICBA on three occasions between 2017 and 2021 on issues of importance to the industry, including regulatory relief and the Paycheck Protection Program. As a member of ICBA’s FHLB Task Force, Mr. Fisher was active in developing and articulating the group’s policy toward the Federal Home Loan Banks. In addition to ICBA, Mr. Fisher has been active at the state level as a current board member and past chairman of the Independent Bankers Association of New York State. He has served on the New York Bankers Association Board of Directors and chaired committees, including the Retail and Small Business Committee and New York Bankers Service Corporation. Mr. Fisher also served on the New York State Banking Board from 2007 to 2011. In addition to his banking affiliations, Fisher is a current board member and recent chairman of the Lourdes Ascension Hospital in Binghamton, NY. He sits on the board and audit committee of Pursuit, formerly known as the New York Business Development Corporation. Mr. Fisher also founded and serves as President of the TSB Foundation, a charitable foundation dedicated to supporting organizations that improve quality of life in the communities of the Southern Tier of New York and northern Pennsylvania. Mr. Fisher holds a BS in Finance from the University of Notre Dame and is a graduate of the Stonier Graduate School of Banking.

Mr. Hoy served as Chairman of FHLBNY member Glens Falls National Bank and Trust Company (“Glens Falls”) beginning on April 28, 2004. Mr. Hoy joined Glens Falls in 1974 as a management trainee and served as President of Glens Falls from January 1, 1996, through December 31, 2012. He also served as CEO of Glens Falls from 1997 through December 31, 2012. Mr. Hoy further served as a director of FHLBNY member Saratoga National Bank and Trust Company (“Saratoga”) since April 27, 2022. He also served as Chairman of Arrow Financial Corporation (“Arrow”), the holding company for Glens Falls and Saratoga, since April 28, 2004. He became President of Arrow in 1996 and CEO in 1997 and served as President of Arrow through June 30, 2012, and as CEO of the company through December 31, 2012. He also served as a director of North Country Mutual Funds since 2015. Mr. Hoy was a graduate of Cornell University and was active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors. Mr. Hoy served four years on active duty in the U.S. Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve. He was extremely active in his community, serving on numerous boards and leading several community fundraising efforts. He was recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award, the C.R. Wood Theater’s Charles R. Wood Award, the Warren County Bar Association Liberty Bell Award, and the Henry Crandall Award from the Crandall Public Library. Mr. Hoy passed away on June 11, 2023.

Mr. Huber is the President of Huber Advisory Services, which provides consulting services to clients in the healthcare and insurance industries. He served through the end of 2018 as Senior Vice President and Chief Financial Officer of Horizon Blue Cross Blue Shield of New Jersey (Horizon), which is New Jersey’s largest health insurer. He had been with Horizon since 2002 and served as Vice President of Finance before being promoted to CFO in 2012. Mr. Huber was formerly an audit partner in Arthur Andersen’s Financial Services practice in Metro New York, where he served clients in the insurance and banking industries. Mr. Huber has a Bachelor’s degree in Accounting from Lehigh University and is a CPA. Mr. Huber serves on the Board of Trustees of the New Jersey Symphony Orchestra. He served on the board of the New Jersey Economic Development Authority and was Chair of the Loan Committee and the Audit Committee. Mr. Huber’s auditing and accounting and financial management experience support his qualifications to serve on our Board as an Independent Director.

Mr. Kemly was appointed President and Chief Executive Officer of FHLBNY member Columbia Bank, effective December 31, 2011. Prior to his appointment, he held various positions at the bank including Controller, Senior Vice President, Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and Senior Executive Vice President, Chief Operating Officer. Mr. Kemly joined Columbia Bank’s Board of Directors in 2006 and the Columbia Bank Foundation’s (“Foundation”) Board of Directors upon inception in 2004; he was named Chairman of the Foundation in 2012. Mr. Kemly has also served since 2006 as a director, and since 2012 as the president, of Columbia Financial, Inc., Columbia Bank’s mid-tier stock holding company. Columbia Financial, Inc. is in turn a majority-owned subsidiary of Columbia Bank MHC; Mr. Kemly has served as a director of this entity since 2006. Mr. Kemly was also named to the Board of FHLBNY member Freehold Bank in 2021. With over 40 years of experience, Mr. Kemly has served as an active member of the banking industry. He has held several leadership positions including Chairman and Board Member of the New Jersey Bankers Association, President of Northern New Jersey Community Bankers, Board Member for the Commerce and Industry Association of New Jersey, Board Member of the Bankers Cooperative Group, Board Member of the New Jersey Bankers Charitable Foundation, President of the Financial Managers Society for the New York and New Jersey Chapter, and was a member of the OCC Mutual Savings Association Advisory Committee. As an active member of the local community, Mr. Kemly has expanded Columbia Bank’s volunteering initiative “Team Columbia”, which encourages employees to volunteer their time and give back to those in need. In conjunction with Columbia Bank’s IPO in 2018, he grew the Columbia Bank Foundation to one of the largest private giving Foundations in the state of New Jersey. Mr. Kemly has been formally recognized for his continued support by organizations including New Bridge Services, the Boys and Girls Club of Paterson, and the Passaic Community College Foundation. He previously served on the Board of Directors for New Bridge Services. Mr. Kemly holds Bachelor’s degrees in Business Administration and Psychology from Trenton State College and an MBA in Finance from Fordham University.

Mr. Kilbourne is a Managing Director of the Financial Services Volunteer Corps (FSVC), a not-for-profit, private-public partnership that helps to build sound financial systems in transition and emerging market countries. As a member of FSVC’s executive management team, he has extensive experience working to strengthen central banking capabilities, and to develop commercial banking systems and securities markets. Mr. Kilbourne is an officer of FSVC serving as Secretary of the Corporation. Mr. Kilbourne previously served in various positions in New York State Government focused on affordable housing and urban policy, and later as Vice President of the Financial Services Forum, a public-policy organization composed of CEOs from the largest, most diversified financial services institutions based in the United States. Mr. Kilbourne is a Trustee of the Wright Family Foundation in Schenectady, New York, and serves on the Board of Directors of the Boys and Girls Clubs of Schenectady. He is the President of the Board of Directors of Better Community Neighborhoods, Inc. based in Schenectady. He is a member of the Council on Foreign Relations. Mr. Kilbourne holds a Bachelor’s degree in Political Science from Tufts University, and a Master’s degree in International Affairs from Georgetown University. Mr. Kilbourne’s project development and financial management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Mahon joined FHLBNY member Dime Community Bank (“the Bank”) in 1980. Mr. Mahon most recently served as the Bank’s Senior Executive Vice President and Chief Operating Officer from February 2014 to December 2016, prior to being elevated to the Bank’s President and CEO in January 2017 (a title he held through the end of January, 2021). In February 2021 he became Executive Chairman of the Bank’s Board. Mr. Mahon has served as a Director of the Bank since 1988. Mr. Mahon was also the CEO of the Bank’s holding company, Dime Community Bancshares (the “Company”) from January 1, 2017, through the end of January, 2021. Mr. Mahon became Executive Chairman of the Company’s Board on February 1, 2021. He has served as a director of the Company since 2002. He was formerly a board member of the Committee for Hispanic Children and Families (“CHCF”), and a former director of Southside United HDFC (“Los Sures”), a community support organization in Williamsburg, Brooklyn, and of Brooklyn Legal Services Corporation A, a non-profit which provides legal services for low income families in Brooklyn. Mr. Mahon is a member of the National Association of Corporate Directors. Mr. Mahon voluntarily resigned and retired from the FHLBNY’s Board at the end of 2023.

Ms. Maloney served for over three decades as a member of the U.S. House of Representatives (1993-2023). During that time, she rose to become a nationally recognized leader in the fields of financial services, national security, the economy, and women’s issues. Ms. Maloney was the first woman to Chair the powerful House Committee on Oversight and Reform and previously was the first woman to chair the Joint Economic Committee. She was a senior member of the House Financial Services Committee and chaired the Subcommittee on Financial Institutions and Consumer Credit (110th Congress). She was also the Ranking Member (the title given to the highest-ranking Democrat when Republicans control Congress) of the Subcommittee on Financial Institutions and Consumer Credit (112th Congress), the Subcommittee on Capital Markets, Securities and Investment (115th Congress), the Subcommittee on Capital Markets and Government Sponsored Enterprises (113th and 114th Congresses), and the Subcommittee on Domestic Monetary Policy, Technology, and Economic Growth (107th, 108th and 109th Congresses). She served on the conference committee for the historic Dodd-Frank financial reforms, where she led the effort to pass numerous amendments. Throughout her time in Congress, Ms. Maloney served on the Subcommittee on Housing, Community Development and Insurance. She authored and passed more than 81 measures, either as stand-alone bills or as measures incorporated into larger legislation packages, 14 of which were signed into law at formal Presidential Signing Ceremonies that are generally reserved for the most significant bills. Her many legislative achievements included landmark legislation such as (i) the James Zadroga 9/11 Health and Compensation Act (and reauthorizations thereof) that ensured all those suffering health ailments resulting from the toxic chemicals released when the towers were destroyed by terrorists on 9/11 receive the medical care and compensation they need and deserve, (ii) the Postal Service Reform Act and (iii) the Credit CARD Act, which has saved consumers roughly $10 billion a year. Ms. Maloney was the first woman to represent the Upper East Side on the New York City Council (1983-1993), where she created and chaired the City Council Contracts Committee. She was a vigilant watchdog examining the city budget for waste, fraud, and abuse, and she authored the law that created the city’s widely hailed VENDEX system that made city contracts more transparent. She wrote legislation for campaign finance reform and fought to establish inclusive family leave policies. Ms. Maloney graduated from Greensboro College in 1968 and now holds four honorary doctorates. Her work has received numerous awards and honors including the Chamber of Commerce Outstanding Service Award, the Business and Professional Women’s Club of New York State Outstanding Legislator Award and the Thought Leaders in Business Award. Ms. Maloney is currently the Eleanor Roosevelt Distinguished Leader in Residence at Hunter College’s Roosevelt House Public Policy Institute and a Managing Director of the Metropolitan Opera and a member of the Board of Directors of several non-profit organizations. She is a member of Women’s Forum Inc., the Council on Foreign Relations, the Financial Women’s Association, and the National Association of Business and Professional Women. Ms. Maloney’s substantial Congressional (including Committee and Subcommittee) service over the years, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director and a public interest director.

Mr. Martin is, as of January 1, 2022, Executive Chairman of Provident Financial Services, Inc. and of its subsidiary and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank. He was first elected as Chairman in 2010, served as Chief Executive Officer from 2009 until December 31, 2021, and served as President from 2004 through mid-2020. He has been in the banking industry for over 35 years. Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst. Mr. Martin is the New Jersey representative for the Independent Community Bankers Association. Mr. Martin previously served on the board of directors of the New Jersey Bankers Association. In addition, he served on the Federal Reserve Community Depository Institutions Advisory Council. He was a member of the Government Relations Council of the American Bankers Association. He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves on the board of trustees and the executive and investment committees of Elon University, and is a past president of the alumni board. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $30 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania. Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, and Project Live. Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Reeves retired January 9, 2023, as President and CEO of Sturdy Savings Bank, a FHLBNY Member. He continues to serve as a Director of Sturdy Savings Bank. Prior to his appointment to the position of President in 2008 he held various positions since joining the bank in 1991, including Chief Operating Officer, Executive Vice President, Senior Loan Officer, Director of Commercial Lending and Senior Vice President. He has worked in the banking industry for 42 years in Southern New Jersey. Prior to joining Sturdy Savings Bank, he served as a regional vice president of Commercial Lending for Chemical Bank, NJ. He served the New Jersey Bankers Association in many capacities including as a Committee Chairperson, a Member of the Board of Directors, a Member of the Executive Committee, as well as serving two one-year terms as the Chairman of the Board. Mr. Reeves served one term as a member of the CDIAC Committee of the Federal Reserve Bank of Philadelphia. His community service includes 27 years on the Board of Education of the West Cape May Elementary School district, 42 years as a member of the Kiwanis Club of Cape May, 12 years as a member of the Cape Regional Hospital Foundation Board and 25 years as a member of the Cape May County Fishing Loan Council. He is a graduate of the University of Delaware, with a Bachelor’s of Science Degree in Financial Management, and he earned an MBA from Monmouth University.

Mr. Robbins is the Chairman and Chief Executive Officer of FHLBNY member Valley National Bank (NASDAQ: VLY). He joined Valley in 1996 as part of the Bank’s Management Associate Program and has grown along with the company in a number of leadership positions before being appointed to Chairman and CEO in 2018. As CEO, he has led Valley into the future while keeping true to the company’s roots as a local bank. Ira’s vision for success is building a purpose-driven organization which includes embracing innovation, being customer-centric, promoting social responsibility, and empowering Valley’s associates. Ira earned his bachelor’s degree from Susquehanna University, his MBA from Pace University and is a graduate of Stonier Graduate School of Banking. He is a Certified Public Accountant in New Jersey and a member of both the New Jersey Society of Certified Public Accountants and the American Institute of Public Accountants. He serves on the board of the Jewish Vocational Service of MetroWest NJ (JVS), is on the Morris Habitat for Humanity Leadership Council and takes great pride in community outreach as an active supporter of several other philanthropic organizations in his community. Ira also serves on the boards of the New Jersey Bankers Association and the New York Bankers Association.

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

Dr. Soaries is the President and CEO of Corporate Community Connections, Inc., a company that assists corporations expand and improve their Corporate Social Responsibility efforts. He served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey from November 1990 to July 2021. His pastoral ministry focused on spiritual growth, educational excellence, economic empowerment, and faith-based community development. As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community was tremendous. In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods. In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc. This organization developed permanent solutions for hundreds of foster children and parents. From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to serve in that office. He also served as the former chairperson of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002. In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement. The dfree® strategy teaches people how to become financially self-sufficient. In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which offers a 12-step curriculum for financial wellness. Dr. Soaries currently serves as an Independent Director at Independence Realty Trust and Ocwen Financial Corporation. In July 2020, he became a Director of Uncommon Giving, a company formed to help increase charitable giving by connecting people and nonprofits. Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary. Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director and a public interest director. Dr. Soaries left the FHLBNY’s Board at the end of 2023.

Ms. Thomas was Executive Vice President, Chief Diversity and Inclusion Officer at CBS Corporation (later CBS) beginning in 2014 through February 2020 and served on CBS’s senior leadership team for more than 20 years. She was also an advisor to senior management at ViacomCBS Inc. prior to her retirement in August 2020. As the architect of CBS’s enterprise diversity function, Ms. Thomas identified new markets to expand brand outreach, loyalty and viewership with new revenue opportunities. She also developed innovative programs, from the CBS Diversity Institute to internal and external outreach, as well as a cost-effective supplier diversity initiative and engagement with CBS’s Government Affairs office. Ms. Thomas managed budgets across functions and worked closely with business units with a focus on efficiencies across the enterprise. As a member of the CBS Executive Sustainability Council, Ms. Thomas reviewed business unit operations to formalize processes, data collection and analytics for ESG opportunities. Previously, Ms. Thomas served as head of Business Affairs for CBS News where, as an attorney, she was the principal negotiator of content expansion and talent contracts. Ms. Thomas also transformed the CBS News archives into a profit center. Ms. Thomas is a graduate of Harvard University with honors and received a J.D. degree from the University of California, Berkeley, School of Law. Ms. Thomas has been a member of the New York State Bar since 1984 and began her legal career specializing in litigation and intellectual property law before joining CBS as Broadcast Counsel in 1986. Her leadership at nonprofit organizations is wide ranging and included positions as Treasurer and National Board Executive Committee member of the Alliance for Women in Media, with audit, risk assessment and governance responsibilities, where she currently serves on its Foundation board ending in 2024. She was Chair of the Grants, Education and Policy Committee of Komen NYC Race for the Cure and Chair of the NAACP Spingarn Award committee in 2010 and again in 2018. She was also Board Chair of the Institute for Advanced Journalism Studies at North Carolina A&T, and served on the Board of Visitors of Howard University’s School of Communications from 2005 to 2022. Ms. Thomas has received numerous awards and honors including the Congressionally recognized Ellis Island Medal of Honor, a 20th Anniversary Multichannel News “Wonder Woman” Award, and recognized by the Financial Times in its 2021 Agenda Diversity 100 as well as multiple recognitions by Black Enterprise magazine. She was also inducted into the Disability Mentoring Hall of Fame. Ms. Thomas’ legal and regulatory and organizational management experience, and her experience with diversity, supports her qualifications to serve on our Board as an Independent Director.

Mr. Tomson has been President and Chief Executive Officer of FHLBNY member Chemung Canal Trust Company (CCTC) and its holding company Chemung Financial Corporation (CFC) since December, 2016. From July 2015 to December 2016, Anders held the title of President and Chief Operating Officer of the bank. From 2010 to November 2016, he also served in the role of President of Capital Bank, and was instrumental in facilitating the 2011 merger and integration of Capital Bank by CCTC and its market penetration into the Capital Region of the State. Anders leads the CCTC Executive Management Team and is a Director on the boards of CCTC and Chemung Financial Corporation, the bank’s parent holding company. CCTC, headquartered in Elmira, is New York State’s oldest locally-owned and managed community bank. Founded in 1833, CCTC is a full-service financial institution, with over 330 employees working from 31 offices in 14 New York counties and Bradford County, PA. At December 31, 2022, the bank reported $2.6 billion in assets. CCTC also provides a full-service Wealth Management division, which at December 31, 2022, included $2.1 billion in assets under management or administration. CCTC is the wholly owned subsidiary of Chemung Financial Corporation, a publicly traded corporation (Nasdaq: CHMG). CFC is also the parent of both CFS Group, Inc., a financial services subsidiary offering non-traditional services including mutual funds, annuities, brokerage services, tax preparation services and insurance, and CCTC Funding Corp., a real estate investment trust, where Mr. Tomson also holds seats as President and CEO. Chemung Risk Management, Inc., a captive insurance company based in the State of Nevada, also falls under the CFC umbrella. Prior to joining CCTC and Capital Bank, Anders was the Division Executive for commercial real estate in New York State for RBS Citizens Bank. Anders began his commercial real estate lending career for the Community Preservation Corporation (CPC) where he last served as Senior Vice President and Regional Director. A certified Community Development Financial Institution (CDFI), CPC is a New York City based not-for profit affordable housing and community revitalization finance company. CPC delivers mortgage capital, invests equity and provides technical assistance for the development and preservation of low-, moderate- and middle-income housing primarily in New York State, New Jersey, and Connecticut, but also throughout the country utilizing its Mortgage Company platform. Throughout his career, Anders has been very involved in healthcare, economic and community development initiatives throughout New York State. Currently, Anders is involved in board or advisory capacities with Southern Tier Economic Growth, Independent Bankers Association of New York State, New York Bankers Association, Arnot Ogden Medical Center, Capitalize Albany Corporation, Community Preservation Corporation, Albany Medical Center, the Albany Medical Center Foundation, and the Corning Community College President’s Advisory Council. Anders graduated from Cornell University with a Bachelor of Arts in 1989.

Mr. Vázquez has since April 2004 served as Senior Executive Vice President of Banco Popular de Puerto Rico (BPPR), Puerto Rico’s largest bank and a member of the FHLBNY. He served as director of BPPR from October 2011 to July 2021. From September 2010 until September 2014, he was President of Popular Bank (PB), a New-York chartered bank and member of the FHLBNY; since October 2010 he has served as a director of PB. In 2013, Mr. Vázquez was named Executive Vice President and Chief Financial Officer of Popular, Inc., the bank holding company of BPPR and PB. Popular, Inc. is a NASDAQ listed and SEC registered company (ticker: BPOP) which is presently the 40st largest financial holding company in the United States with assets approximately $70 billion and is principally supervised by the Federal Reserve Bank of NY. Mr. Vázquez is a member of Popular, Inc.’s Senior Management Team, heads Popular’s Asset & Liability Management Committee and serves as a member of Popular’s Credit Strategy Committee. He is also a member of the board of directors of certain subsidiaries of Popular, Inc., including Popular Securities Inc. and Popular Auto LLC, and is Vice Chairman of the Banco Popular Foundation. Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to establish and head Popular’s Risk Management Group, which included the Credit Risk Management, Audit, Corporate Compliance, Operational Risk Management, and the Risk Management MIS Divisions. From 2004 through 2010 he headed Popular, Inc.’s Consumer Lending Group for Puerto Rico, responsible for personal loans, credit cards, overdraft lines-of-credit, the mortgage origination and servicing business via Popular Mortgage; as well as the auto, marine and equipment financing business via Popular Auto. Before joining Popular, Inc., Mr. Vázquez spent fifteen years in a variety of corporate finance, capital markets and banking positions with JP Morgan & Co. Inc. In the two years prior to his joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean. Mr. Vázquez also serves on the national Advisory Board of Directors of Operation Hope, a national non-for-profit focusing on financial literacy. Finally, he is a member of the Advisory Committee to the Dean of the School of Engineering at his alma matter, the Rensselaer Polytechnic Institute. Previously, Mr. Vázquez served as a member of the board of directors for the Puerto Rico Community Foundation, the largest community foundation in the Caribbean; where he headed the Audit and Investment Committees. He was a director of Teatro de la Opera, a non-for-profit entity dedicated to the promotion of opera. He also contributed to various educational institutions in Puerto Rico, serving as a member of the board of trustees of the Saint John’s School and a member of the Development Committee for Colegio San Ignacio de Loyola. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York; from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla. While Commissioner, Ms. Weyne served as Vice President of the board of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration. She was also a member of various committees of the National Association of Insurance Commissioners and also a member of the Association of Latin American Insurance Superintendents Association. Ms. Weyne’s accomplishments during her over 50 years of experience in the insurance sector, which started as an actuary in the Office of the Commissioner of Insurance, have included presiding a premium finance company, a claims adjusting firm, a managing general agent of which she later became owner, and presidencies of both life and disability and property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations. Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico, where she also taught mathematics. Among the entities where she has served as a board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe, the Trust of the Supreme Court of Puerto Rico, the Puerto Rico Chapter of the World Presidents Organization as well as the Tourism Scholarship Foundation and the School of Architecture of the University of Puerto Rico, and the MMM Foundation, where she served as the Board Chair in 2022). She has also received numerous awards and recognitions such as the Top Management Award from the Sales and Marketing Association of Puerto Rico, Outstanding Woman in Business Award from the Puerto Rico Chamber of Commerce, Outstanding Woman Award from the Girl Scouts of America, and Successful Woman of the Year Award from El Nuevo Dia Newspaper. She was also named National Judge for the Ernst & Young Entrepreneur of the Year Award program. Presently, Ms. Weyne is a consultant and serves as a member of the advisory board of Rafael J. Nido, Inc. Ms. Weyne’s many skills, including in particular, her organizational and financial management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who, unless otherwise specifically noted in the below footnotes, served during the period from January 1, 2023 through the date of this annual report on Form 10-K. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/21/24	3/21/2024	Bank Since	Member Since
José R. González	President & Chief Executive Officer	69	10/15/13	10/15/13
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	56	09/22/08	07/12/16
Edwin Artuz	Senior Vice President, Chief Administrative Officer and Director of Diversity and Inclusion	62	03/01/89	01/01/13
Melody J. Feinberg*	Senior Vice President, Chief Risk Officer	61	10/17/11	01/01/15
Vikram S. Dongre	Senior Vice President, Chief Capital Markets Officer	48	02/22/16	07/15/23
Adam S. Goldstein	Senior Vice President, Chief Business Officer	50	07/14/97	03/20/08
Kevin M. Neylan	Senior Vice President, Chief Financial Officer	66	04/30/01	03/31/04
Shatayu P. Pandya	First Vice President, Acting Chief Risk Officer	48	02/27/17	12/15/23
Michael L. Radziemski	Senior Vice President, Chief Information Officer	62	07/15/19	01/01/20
Philip A. Scott**	Senior Vice President, Chief Capital Markets Officer	65	08/28/06	09/03/14
Michael A. Volpe***	Senior Vice President, Head of Bank Operations	56	12/22/86	10/01/19
Jonathan R. West	Senior Vice President, Chief Legal Officer	67	05/01/15	05/01/15

*Left employment 12/15/23.

**Retired from position 7/15/23.

***Left employment 7/25/98; rehired 10/23/06.

Mr. González was appointed President and Chief Executive Officer of the Federal Home Loan Bank of New York on April 2, 2014. Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President and Chief Operating Officer. Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013. Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.). Mr. González has also been a member of the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions since July of 2014. He has also been a member of the Board of Directors of the Office of Finance of the Federal Home Loan Banks since April of 2014 and Vice Chair since May of 2021. Mr. González has also been a member of the Resolution Funding Corporation Directorate since September of 2022. From August of 2016 to August of 2020, Mr. González served as a member of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010. From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander. After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations. He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989. He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

Mr. Angelo joined the Bank as Chief Audit Officer in September 2008. In this role, he manages the activities of the Internal Audit Department, which provides independent, objective assurance and consulting services designed to add value and improve the Bank’s operations. He is also responsible for providing support to the Audit Committee of the Bank’s Board of Directors, in connection with matters related to internal controls. Mr. Angelo was appointed as a non-voting member to the Management Committee in July 2016. Mr. Angelo holds an M.B.A. in Finance and a B.S. in Accounting, both from New York University’s Stern School of Business. He is a Certified Public Accountant (“CPA”) and is a member of the American Institute of CPAs and the New York State Society of CPAs as well as the Institute of Internal Auditors. Mr. Angelo began his career as an associate auditor with Coopers & Lybrand, and then held positions of increasing responsibilities in internal audit roles at Bankers Trust Company and Bear, Stearns & Co.

Mr. Artuz has served as Chief Administrative Officer and Director of Diversity & Inclusion since January 1, 2022. Mr. Artuz previously served as the Head of Corporate Services and Director of Diversity & Inclusion beginning on July 1, 2014. Mr. Artuz directs the management of the Bank’s Office of Minority and Women Inclusion to ensure that regulatory requirements are met and exceeded. Mr. Artuz also provides overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations. These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, succession planning, employee communications, and external and internal Human Resources information systems services. Mr. Artuz has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits and succession planning. Mr. Artuz also provides strategic direction and leadership to the organization’s Corporate Real Estate departments to ensure efficient and effective management of the firm’s physical resources. Mr. Artuz holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island. Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

Mr. Dongre assumed the role of Chief Capital Markets Officer (CCMO) in July 2023. In this capacity, he oversees the comprehensive management of the Bank’s balance sheet, encompassing the investments portfolio, advances position, liquidity, and debt issuance. A voting member in various internal committees, Mr. Dongre also contributed significantly to the Bank’s strategic Technology Transformation Management Team between 2018 and 2021, focusing on optimizing enterprise IT service capabilities. Mr. Dongre joined the Bank’s Capital Markets division as VP/Director, Trading in February 2016 from RBS (Natwest) Singapore, where he led the South Asian FX trading desk. He was promoted to First VP/ Director, Trading in January 2019. That title was later expanded to First VP/Director, Trading and Strategy in January 2020, a role he held prior to his appointment as CCMO. His prior roles spanned diverse responsibilities in trading, portfolio management, and leadership, with a specific focus on Interest Rates, MBS, and Agency Debentures at Napier Park Global Capital, Countrywide Securities, and HSBC Bank USA. Notably, he commenced his career in the Information Technology sector as a software engineer and architect. Mr. Dongre holds a Bachelor’s Degree in Electrical Engineering from Visvesvaraya National Institute of Technology, India, and an MBA in Finance from the Stern School of Business, NYU.

Ms. Feinberg served as Senior Vice President and Chief Risk Officer from March 1, 2017 until she left the Bank on December 15, 2023. In that role, Ms. Feinberg oversaw the Bank’s Enterprise-wide Risk Management practice and serves as the Bank’s Compliance Officer. This role encompassed Financial Risk Management and Credit Risk Analytics; Credit and Collateral Risk; Model Risk; Operational Risk; Technology Risk, including cybersecurity risk; Climate Risk; and Compliance. She was a member of the Bank’s Management Committee and served on many of the FHLBNY’s internal committees, including chairing the Enterprise Risk Committee. She also served as the primary contact for the Bank’s regulator, the Federal Housing Financing Agency. Ms. Feinberg joined the Bank in October 2011 as the Director of Finance. In that capacity, she was responsible for all aspects of the Bank’s finance functions, including business initiatives, funding and investment decisions, capital planning, and tax and regulatory issues. Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs over the course of 18 years. She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.

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

Mr. Pandya formally assumed the role of Acting Chief Risk Officer in December of 2023. In this capacity, he oversees Bank-wide management of Financial, Credit, Collateral, Model, Operational, Compliance, Technology, and Climate Risk. Mr. Pandya joined the Bank in February 2017 as VP/Director of Financial Risk Management and was promoted to First VP/Director of Financial Risk Management and Credit Risk Analytics in January of 2020, overseeing interest, liquidity, asset/liability, investment portfolio risk management earnings simulations, capital and risk budgeting, limit structure, governance, and credit modelling of FHLBNY’s mortgage program, membership, and counterparty risk exposures. Before joining the Bank, he had over 20 years of experience in prior roles at Barclays, Deutsche Bank, JP Morgan and Citibank covering trading floor market/credit risks and governance of G10 and emerging markets across complex rate, credit and structured products as well as corporate treasury capital/liquidity management.  Mr. Pandya holds a BS with a double major in Finance and Information Systems from NYU’s Stern School of Business and a CFA Charter.

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

Mr. Scott was named Chief Capital Markets Officer (“CCMO”) in September 2014, after serving as Director of Trading in the Capital Markets department. As CCMO, he was responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, liquidity and debt issuance. He also served as the FHLBank representative to the Federal Reserve-sponsored committee on Libor replacement, the Alternative Reference Rates Committee, also known as “ARRC”, since 2017. Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager for interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais. He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University. Mr. Scott retired from the Bank on June 30, 2023.

Mr. Volpe was named Senior Vice President and Chief Bank Operations Officer in April 2022. In this role, he directs and oversees several functions, including Community Investment, and Bank Operations comprised of Credit and Collateral Operations, Correspondent Services, Custody and Pledging Services, Business Process and Project Support, and Electronic Payments. Additionally, he served as Interim Community Investment Officer effective December 1, 2022 through and until December 31, 2023. Mr. Volpe previously served as Senior Vice President and Head of Bank Operations from October 2019 through March 2022. Prior to that, he served as First Vice President and Director of Bank Operations from January 2019 through September 2019 and was named Vice President beginning in October 2006, holding several functional titles during that time, including Director of Bank Operations (December 2018); Director of Member Services Operations (April 2015 – November 2018); Director of Collateral and Correspondent Services (February 2012 – April 2015); and Director of Collateral Operations (October 2006 – January 2012). He joined the FHLBNY in December 1986 and later took an eight year hiatus, from 1998 to 2006, where he held various positions at The Bank of New York. He received a B.S. in Finance and M.B.A. in International Finance from St. John’s University (NY), and is also a graduate of the ABA Stonier Graduate School of Banking.

Mr. West assumed the role of Senior Vice President, Chief Legal Officer for the Bank on May 1, 2015. Mr. West left the Federal Home Loan Bank of Indianapolis (FHLBI) on December 31, 2014 having served as its Executive Vice President - Chief Operating Officer - Business Operations since July 30, 2010. He was appointed by the FHLBI’s Board to serve as Acting Co-President - CEO from April through July 2013. From 1994 to 2010, Mr. West served as Senior Vice President - Administration, General Counsel, Corporate Secretary & Ethics Officer, having started with the FHLBI in July 1985 as Associate Legal Counsel. From 1983 to 1985, Mr. West was an Associate with the Indianapolis, Indiana law firm of White & Raub and practiced in the areas of insurance and corporate law. Mr. West is a Phi Beta Kappa, B.A. with Distinction graduate in political science and psychology from Indiana University’s College of Arts and Sciences, and earned an M.B.A from Indiana University Kelley School of Business and a J.D. from Indiana University School of Law - Indianapolis. Mr. West is licensed to practice law in the state of Indiana and is registered to serve as In-House Counsel in the state of New York. Mr. West serves on the New York Insurance Association’s Legal Committee.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2023 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: David R. Huber (Chair), Thomas J. Kemly (Vice Chair), Melba I. Acosta, Robert M. Fisher, Thomas L. Hoy, Charles E. Kilbourne III, Christopher P. Martin, Gerald L. Reeves, Larry E. Thompson, and Anders M. Tomson.

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

Insider Trading

The Bank is a cooperative, owned by its member institutions. Membership in the Bank is limited to federally insured depository institutions and credit unions, insurance companies engaged in residential housing finance and certified CDFIs approved for membership by the Bank. Our members must purchase (or hold) FHLBNY stock as a condition of membership. Stock ownership requirements are based on statutory requirements reflected into the Bank’s capital plan, which must be approved by its Board of Directors and the Finance Agency. Because we operate as a cooperative, we consider all members and non-member stockholders to be related parties.

By law, the Bank’s capital stock cannot be held by individuals, including officers, directors or employees of the Bank. In addition, under its capital plan, the Bank’s capital stock may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits.

The Bank’s structure and regulatory posture ensure that its directors, officers and employees are not able to own or trade in the Bank’s capital stock, and the Bank itself is permitted to issue or repurchase such stock only to or from its members in defined and limited circumstances. Therefore, the Bank has determined that it is not necessary, or even possible, to adopt insider trading policies and procedures governing the purchase, sale and/or other dispositions of its stock by it or its officers, directors or employees in order to promote compliance with insider trading laws, rules and regulations.

The Bank’s aforementioned Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Bank, contains provisions designed to protect the confidentiality, and prevent improper use, of confidential, nonpublic information regarding members and members’ customers, as well as confidential, nonpublic information regarding the Bank itself. The Code prohibits, among other things, directors of the Bank who are affiliated with a member of the Bank, from sharing any confidential information about the Bank or about other members with such member.

ITEM 11.EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

I.	Introduction

This section describes and analyzes the Bank’s 2023 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and our other most highly compensated executive officers who were serving as executive officers on December 31, 2023. The Bank’s named executive officers during 2023 are identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Edwin Artuz (Senior Vice President and Chief Administrative Officer and Director of Diversity & Inclusion); 4) Adam S. Goldstein (Senior Vice President and Chief Business Officer); 5) Michael L Radziemski (Senior Vice President and Chief Information Officer); and 6) Melody Feinberg (Former Senior Vice President and Chief Risk Officer).

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

In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks and the Office of Finance are expected to adhere in setting executive compensation policies and practices. These principles consist of the following:

●	Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;
●	Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock;
●	A significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators;
●	A significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and
●	The FHLBank’s Board of Directors should promote accountability and transparency in the process of setting compensation.

In evaluating a FHLBank’s compensation, the FHFA Director will consider the extent to which an executive’s compensation is consistent with these advisory bulletin principles. Our Board is of the view that the Bank has incorporated these principles into the development, implementation, and review of compensation policies and practices for executive officers as described below, including appropriately considering the Bank’s competitive compensation requirements within its region in accordance with advice from the Bank’s compensation consultants. However, in light of the Finance Agency’s authority, the Bank’s compensation practices and policies described in this Item 11 are, regardless of the Board’s view, ultimately subject to adjustment as a result of regulatory guidance and directives.

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

c)Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. In September 2018, the Board approved an updated Compensation Policy as a result of the 2018 Total Rewards Study discussed in Section II below, which was in effect for all compensation decisions effective January 2023 through December 2023 include the following:

●	The Bank will focus on Regional/Commercial Banks $20B+ in assets within the Metro New York Market (where available) as the “Primary Peer Group” for benchmarking at the 50th percentile of the market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.
●	Bank Management Committee members and all Bank Officers will be matched against ‘level-for-level’ jobs and the publicly available proxy data. Other FHLBanks will be used as a “Secondary Peer Group” and benchmarking will be targeted at the 75th percentile of total compensation for establishing competitive pay levels.
●	Use publicly available data from Regional/Commercial Banks $20B-$65B in assets for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels.
●	For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. large and global financial firms) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.
●	A commitment to conduct detailed cash compensation benchmarking for approximately one-third of officer positions each year.
●	A commitment to review the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits (“Total Rewards Study”) in determining market competitiveness every third year.

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

●	Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;
●	Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and
●	Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

II.	The Total Compensation Program

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

The objectives of the total compensation program are to help motivate employees to achieve consistent and superior results, taking into account prudent risk management, over a long period of time. We also provide a program that allows us to compete for and retain talent.

a)2023 Compensation Benchmarking

For the year 2023, McLagan used for compensation benchmarking analysis purposes the Bank’s Compensation Policy (approved by the Board in September 2018) for all NEO compensation decisions in effect beginning January 2023 (details of which are provided above).

The Bank received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2023) for the NEOs, which letter was based upon the results of compensation benchmarking analysis by Towers.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

b)Market Data Participants — Commercial Banks used for 2023 market pay analysis:

Ameris Bank	First Citizens Bank – NC	Sallie Mae
Arvest Bank	Pacific Premier Bank	Pinnacle Financial Partners, Inc.
Associated Bank	PacWest Bancorp	Simmons First national Corporation
Atlantic Union Bank	People’s United Financial, Inc.	South State Bank
Bank of Hawaii	First Hawaiian Bank	Sterling National Bank
Bank of OZK	First National Bank (Pennsylvania)	Sumitomo Mitsui Banking Corporation
BOK Financial Corporation	First National Bank of Omaha	Synovus Financial Corporation
Brown Brothers Harriman	FirstBank Holding Company	Texas Capital Bank
Cadence Bank	Frost Bank	UMB Financial Corporation
Cathey General Bancorp	Fulton Financial Corporation	Umpqua Bank
CIBC World Markets	Glacier Bank	United Bankshares, Inc
City National Bank of Florida	Hancock Whitney Bank	United Community Banks
Commerce Bank	MidFirst Bank	Valley National Bancorp
East West Bancorp, Inc.	Mizuho Bank	Webster Bank
Eastern Bank	Old National Bank	Wintrust Financial Corporation
First BanCorp - PR	OneMain Financial

In addition, the FHLBanks were included in the 2023 compensation benchmarking analysis.

2023 Total Rewards Study

In March 2023, after conducting a competitive bid process with top compensation and benefits consulting firms, the C&HR Committee engaged Willis Towers Watson (“Towers”), to perform a broad and comprehensive review of the Bank’s Compensation Policy and Total Rewards program for all employees including NEOs, and present recommendations to the C&HR Committee.

The compensation and benefits consultant was instructed by the C&HR Committee to: (i) determine how the current compensation and benefit programs and level of rewards were compared to and aligned with the market; (ii) determine the optimal mix of compensation and benefits; and (iii) review the current Board-approved Compensation Policy to determine if modifications are needed. The compensation and benefits consultant was informed of our continued desire to attract, motivate and retain talented employees.

During the review process the compensation and benefits consultant was asked to identify peer groups for “benchmarking” purposes to conduct the Total Rewards study (that is, for purposes of comparing levels of benefits and compensation). Representatives from the compensation and benefits consulting firm met with the Chief Executive Officer, Chair and Co-Chair of the C&HR Committee to solicit feedback on the Bank’s current Compensation Policy. The compensation and benefits consultant weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through the compensation and benefits consultant’s experience working with other Federal Home Loan Banks and through direct interviews with senior management, the compensation and benefits consultant identified the current and future skill sets needed to meet the business objectives and also noted the firms that we tend to hire employees from and lose employees to.

For the compensation component, the compensation and benefits consultant used job-level market data from proprietary Financial Services surveys and jobs from five designated tiers, including NEOs and Management Committee members. Specific Bank peer groups were included in the Total Rewards Study based on their available data and alignment with the September 2018 Board-approved Compensation Policy, as described above.

2023 Total Rewards Study Results

The compensation and benefits consultant’s review of the Bank’s Compensation Policy was presented to the Board in June 2023. The results of the review indicated that:

•	Targeting base salaries above the 50th percentile may be necessary to close the compensation gap for Management Committee executives (including NEOs);

•

The Regional/Commercial Banks $20B-$65B asset size for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) remains applicable for establishing competitive pay levels;

•	Certain roles or skillsets may require more flexibility to benchmark above the 50th percentile; and

•	Additional benchmarking data for organizations with $100B or less in assets will provide additional industry perspective on the market.

As a result, the Board approved changes to the Bank’s Compensation Policy effective June 2023. Changes to the Compensation Policy include: 1) A commitment to conduct detailed cash compensation benchmarking of all positions (excluding NEOs and Management Committee and Directors) every three years, and 2) the reservation to benchmark certain positions on an out of cycle basis determined by business needs and judgement of Human Resources. The methodology will be applied when benchmarking positions in 2024 for proposed adjustments to salaries effective January 1, 2025.

A representative list of the primary peer group that was used in Towers’ Total Rewards study in 2023 with respect to compensation (excluding healthcare and welfare benefits) is set forth in the table below.

AgFirst	Deutsche Bank	M&T Bank
Ally Financial	East West Bank	Morgan Stanley
Associated Banc-Corp	Fifth Third	State Street
Bank of America	First Citizens Bank	Synovus
Barclays	First Financial Bancorp*	UBS
BNP Paribas	First Midwest Bancorp	Valley National Bank
Capital One Financial	First National of Nebraska	Webster Bank
CIBC Bank USA*	Goldman Sachs	Wells Fargo
Citigroup	HSBC	Western Alliance Bancorp
City National Bank	Huntington	Wintrust
Comerica	JPMorgan	Wintrust Financial
Cullen Frost Bankers	KeyCorp	Zion’s Bancorporation

c)Services Provided by Compensation and Benefits Consultant

Compensation in the aggregate paid to compensation and benefits consultants Towers and McLagan Partners, Inc. (“McLagan”) in the year 2023 was $99,000. Regarding compensation consulting, payments made to Towers were in the amount of $51,000. Towers also provided services for the Board of Director benchmarking in the amount of $28,965. McLagan also provided services for 2023 NEO compensation benchmarking services in the amount of $48,000. With respect to matters unrelated to compensation consulting, the Bank separately engaged Towers for insurance placement services in the amount of $118,000 in 2023. The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2023. While the C&HR Committee has concluded that no conflict of interest was created by management’s engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III.    IC Plan

a)Overview of the 2023 IC Plan

The objective of the Bank’s 2023 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2023 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2023 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees hired on or before October 31, 2023 were eligible to participate in the 2023 IC Plan. Awards under the 2023 IC Plan were calculated based upon performance during 2023 and paid to participants on March 15, 2024.

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

The 2023 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold)
80% (Target)
100% (Maximum)
Other NEOs	30% (Threshold)
50% (Target)
75% (Maximum)

The 2023 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

●	A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;
●	An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and
●	Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1.Financial/Return Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Return Component- Dividend Capacity as forecasted in the 2023 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35%	6.40%	7.10%	7.80%	9.61%

2.Risk Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Risk Component -The 2023 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	2
The three metrics are:
1) Capital Protection: This measure seeks to ensure members paid in capital stock are protected from potential and plausible losses. Measured as the MVE/TS ratio, this measure is defined as the quotient from dividing the Market Value of Equity (MVE) by the amount of Total Capital (TS) outstanding and is measured monthly (last business day);	Each metric will be evaluated individually based on the proposed threshold, target, and maximum level determined by the average of the results of the 3 goals via a point system.		1	2	3	2
2) Earnings Stability: The goal measures the change in the projected earnings represented as the dividend rate over a four-quarter horizon measured by the worst of 16 scenario shocks. The metric seeks to ensure earnings stability by limiting downside risk to base forward rate forecasts from the 16 scenarios; and			1	2	3	2
3) Operational Exceptions: The health of the Bank’s operational control environment is represented by the aggregate number of risk events and the economic losses (i.e., an out-of-pocket loss without consideration of any insurance recoveries).			1	2	3	2

3.Mission and Membership Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Advances and Letters of Credit Productions	Supports the provision of liquidity to members for housing and community development activities.	20%	$100B	$115B	$140B	$125.78B

Market Share	Helps the Bank gauge its competitive position against a variety of wholesale funding alternative used by members. Strengthens the franchise as an “advances bank”.		37%	41%	45%	41.58%

Mortgage Asset Program

Purchase mortgage loans from members through MAP, in addition to MPF for Q1, provides a well-performing asset, adheres to the Bank’s mission, fulfills a member need in the marketplace, and allows the Bank to continue to provide liquidity in diverse ways.

			$210MM	$300MM	$345MM	$240.4MM

New PFIs	Promotes growth of approved member enrollments in MAP to build the business.		8	10	12	9

4.Organizational Effectiveness Goal

Bankwide Goals
(Measure and calculation of
measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Organizational Effectiveness Goal will focus on two key tenets that are related to the success of the Bank’s approved Strategy:

(1) Technology Strategy	Achievement of 12 identified milestones and corresponding criteria across the total # of work efforts which have meaningful contribution to each work effort.	10%	6	8	10	9

(2)Culture – Enhancing Diversity & Inclusion: Distributed Leadership (DL)	Allow for four opportunities per year for managers to encourage decision making at all levels per the Distributed Leadership principles.	10%	72	96	120	158

The weighted average of all group results for Bankwide goals, including Risk Management, (and excluding Internal Audit) for 2023 was 51.2% above target. The weighted result for Risk Management was 46.2%. Payments are interpolated between the target and maximum amounts.

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

These plans are discussed below.

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and total communicated incentive award to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There are two NEOs who qualify for this benefit: A. Goldstein and E. Artuz.

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

* Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

** This includes the following NEO: K. Neylan.

*** This includes the following NEOs: A. Goldstein; J. González; and E. Artuz.

**** This includes the following NEO: M. Radziemski effective October 2024.

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

** This includes the following NEOs: A. Goldstein and E. Artuz.

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

c)Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person’s employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2023 restricted by the Finance Agency.

d)Ms. Feinberg’s Consulting Agreement

Ms. Feinberg, who was a Senior Vice President and the Bank’s Chief Risk Officer, left the Bank on December 15, 2023.  In connection with her departure, she agreed to enter into a consulting agreement. The agreement is attached to this Form 10-K as an exhibit.

VII.	Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.

VIII. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2023 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

Our overall objectives with regard to our compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time, and to provide a program that allows us to compete for and retain talent.

As we make changes to one element of the compensation and benefits program mix, the C&HR Committee considers the impact on the other elements of the mix. In this regard, the C&HR Committee strives to maintain programs that keep the Bank within the parameters of its compensation philosophy as set forth in the Bank’s Compensation Policy and Compensation Benchmarking.

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2023.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

David J. Nasca, Chair Josie J. Thomas, Vice Chair
David R. Huber Thomas J. Kemly Christopher P. Martin
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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2023, through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., David R. Huber, Thomas J. Kemly, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Josie J. Thomas and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2023, 2022 and 2021 (in dollars):

Summary Compensation Table for Calendar Years 2023, 2022 and 2021

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation (a)(1)	Compensation (b)(2)	Compensation (c)(3)	Total (d)
José R. González	2023	$1,166,610	$—	$—	$—	$1,088,875	$1,034,000	$114,729	$3,404,214
President &	2022	$1,110,000	$—	$—	$—	$1,104,371	$—	$107,056	$2,321,427
Chief Executive Officer (PEO)	2021	$996,000	$—	$—	$—	$894,201	$741,000	$105,311	$2,736,512

Kevin M. Neylan	2023	$616,227	$—	$—	$—	$415,828	$937,000	$66,325	$2,035,380
Senior Vice President,	2022	$586,324	$—	$—	$—	$437,364	$—	$61,366	$1,085,054
Chief Financial Officer (PFO)	2021	$565,950	$—	$—	$—	$364,841	$633,000	$60,021	$1,623,812

Edwin Artuz*	2023	$415,330	$—	$—	$—	$280,459	$582,000	$103,011	$1,380,800
Senior Vice President,
Chief Administrative Officer and Director of Diversity and Inclusion

Melody J. Feinberg**	2023	$521,465	$—	$—	$—	$24,909	$422,000	$596,080	$1,564,454
Senior Vice President,	2022	$506,371	$—	$—	$—	$377,470	$—	$57,092	$940,933
Chief Risk Officer	2021	$488,775	$—	$—	$—	$316,997	$318,000	$55,403	$1,179,175

Adam S. Goldstein***	2023	$451,214	$—	$—	$—	$296,891	$456,000	$106,893	$1,310,998
Senior Vice President,
Chief Business Officer

Michael L. Radziemski	2023	$503,159	$—	$—	$—	$339,767	$67,000	$57,872	$967,798
Senior Vice President,	2022	$481,031	$—	$—	$—	$351,206	$20,000	$54,546	$906,783
Chief Information Officer	2021	$467,475	$—	$—	$—	$288,463	$59,000	$51,620	$866,558

Footnotes for Summary Compensation Table for the Year Ending December 31, 2023

(1)	The amounts in column (g) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2023, 2022, and 2021 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2023 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 13, 2023. The amounts in column (g) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2023: $70,879 for J. González, $28,768 for K. Neylan, $19,585 for E. Artuz, $24,909 for M. Feinberg, $20,998 for A. Goldstein, and $23,727 for M. Radziemski.
(2)	The amounts in column (h) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits.” During 2023, total pension values for J. González, K. Neylan, E. Artuz, M. Feinberg, A. Goldstein and M. Radziemski increased by $1,034,000, $937,000, $582,000, $422,000, $456,000 and $67,000, respectively.

(3)	The amounts in column (c) for 2023 consist of the components in the following table which presents in dollars:

		Matching
		contributions under
		the Bank’s non-
	Bank Contributions	qualified Defined
	under the 401(k)	Contribution Benefit
Name	Plan (1)	Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other(5)	Total
José R. González	$18,780	$86,117	$9,278	$554	$—	$114,729

Kevin M. Neylan	$9,920	$45,489	$10,916	$—	$—	$66,325

Edwin Artuz*	$9,563	$27,785	$11,265	$—	$54,398	$103,011

Melody J. Feinberg**	$18,392	$28,540	$11,546	$—	$537,602	$596,080

Adam S. Goldstein***	$19,800	$20,771	$7,152	$353	$58,817	$106,893

Michael L. Radziemski	$18,553	$26,693	$12,626	$—	$—	$57,872
(1)	Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.
(2)	Includes amount of funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.
(3)	Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long-term disability insurance.
(4)	The Bank paid a tax gross-up amount for A. Goldstein for a fitness reimbursement. The Bank paid a tax gross-up amount for J. González for an anniversary award. This amount is included in column (c) of the Summary Compensation Table.
(5)	The Bank provided payment to M. Feinberg for consulting services and accrued, unused vacation. The Bank made a Profit-Sharing Plan payment to E. Artuz and A. Goldstein who were not grandfathered in the Bank’s retirement plan.

*E. Artuz is a new NEO in 2023.

**M. Feinberg, who held the Chief Risk Officer (“CRO”) position, left the Bank on December 15, 2023. Her Board-approved annual salary was $532,196; the salary actually paid was $521,465.

***A. Goldstein was not an NEO in 2021 and 2022. Therefore, information regarding 2021 and 2022 compensation are not included in this year’s report.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2023 (in whole dollars).

Grants of Plan-Based Awards for Calendar Year 2023

								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/14/2023	$583,305	$933,288	$1,166,610	$—	$—	$—	—	—	$—	$—

Kevin M. Neylan	2/14/2023	$184,868	$308,113	$462,170	$—	$—	$—	—	—	$—	$—

Edwin Artuz	2/14/2023	$124,599	$207,665	$311,498	$—	$—	$—	—	—	$—	$—

Melody J. Feinberg	2/14/2023	$156,439	$260,732	$391,099	$—	$—	$—	—	—	$—	$—

Adam S. Goldstein	2/14/2023	$135,364	$225,607	$338,410	$—	$—	$—	—	—	$—	$—

Michael L. Radziemski	2/14/2023	$150,948	$251,579	$377,369	$—	$—	$—	—	—	$—	$—
(1)	On this date, the Board of Directors’ C&HR Committee approved the 2023 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.
(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.
(3)	Amounts represent potential awards under the 2023 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2023

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	Bankwide Component
	2023	(100% of Opportunity)
	Annual Salary	Threshold	Target	Maximum	Actual Result (1)
						Total	Current
					Bankwide	Communicated	Communicated
		Bank Performance			Component	Award (2)	Incentive Award (3)
President		50%	80%	100%
José R. González*	$1,166,610	$583,305	$933,288	$1,166,610	$1,017,996	$1,017,996	$508,998
President & Chief Executive Officer

Other NEOs		30%	50%	75%
Kevin M. Neylan	$616,227	$184,868	$308,113	$462,170	$387,060	$387,060	$193,530
Senior Vice President, Chief Financial Officer

Edwin Artuz	$415,330	$124,599	$207,665	$311,498	$260,874	$260,874	$130,437
Senior Vice President, Chief Administrative Officer and Director of Diversity and Inclusion

Melody J. Feinberg**	$521,465	$—	$—	$—	$—	$—	$—
Senior Vice President, Chief Risk Officer

Adam S. Goldstein*	$451,214	$135,364	$225,607	$338,410	$275,893	$275,893	$137,946
Senior Vice President, Chief Business Officer

Michael L. Radziemski	$503,159	$150,948	$251,579	$377,369	$316,041	$316,041	$158,020
Senior Vice President, Chief Information Officer
(1)

The weighted average of all employees’ results for Bankwide goals, including Risk Management, was 51.2% above target. The weighted result for Risk Management employees was 46.2%. Payments are interpolated between the target and maximum amounts.

(2)	Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by the percentage above target of the participant group.

(3)

There may be small differences in the calculated payout amounts due to rounding. The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2024 for performance in 2023. [Refer to Section III d (Required Deferral of IC Plan Awards) of this Compensation Discussion and Analysis for further details].

*The C&HR Committee exercised discretion to reduce awards based on judgment about the execution of certain Bank objectives.

**M. Feinberg, who held the CRO position, left the Bank on December 15, 2023.

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

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2024	2023	% Increase
José R. González	$1,201,608	$1,166,610	3.00%
Kevin M. Neylan	$634,714	$616,227	3.00%
Edwin Artuz	$440,000	$415,330	5.94%
Melody J. Feinberg*	$—	$521,465	—%
Adam S. Goldstein	$469,262	$451,214	4.00%
Michael L. Radziemski	$518,254	$503,159	3.00%

Note: Figures represent salaries approved by our Board of Directors for each year.

*M. Feinberg, who held the CRO position, left the Bank on December 15, 2023.

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

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	9.83	$682,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	9.83	$6,406,000	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	22.33	$2,351,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	22.33	$6,010,000	$—

Edwin Artuz	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,616,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,889,000	$—

Melody J. Feinberg*	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	11.83	$802,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	11.83	$1,411,000	$—

Adam S. Goldstein	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	26.08	$1,180,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	26.08	$1,508,000	$—

Michael L. Radziemski	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	4.08	$211,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	4.08	$—	$—
(1)

Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2023.

*M. Feinberg, who held the CRO position, left the Bank on December 15, 2023.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2023
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$142,310	$86,117	$136,929	$—	$1,067,180
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$116,323	$45,489	$70,474	$—	$960,517
NDICP	$367,993	$—	$61,924	$—	$1,420,666

Edwin Artuz
DC BEP	$71,093	$27,785	$64,146	$—	$524,976
NDICP	$—	$—	$—	$—	$—

Melody J. Feinberg*
DC BEP	$49,937	$28,540	$22,886	$—	$393,678
NDICP	$—	$—	$63,146	$—	$1,150,027

Adam S. Goldstein
DC BEP	$28,135	$20,771	$16,038	$—	$132,447
NDICP	$—	$—	$—	$—	$—

Michael L. Radziemski
DC BEP	$44,455	$26,693	$16,275	$—	$146,314
NDICP	$—	$—	$—	$—	$—

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

*M. Feinberg, who held the CRO position, left the Bank on December 15, 2023.

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2023 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2023 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	36	$1,166,610	$807,653
Kevin M. Neylan	36	$616,227	$426,619
Edwin Artuz	36	$415,330	$287,536
Melody J. Feinberg**	—	$—	$—
Adam S. Goldstein	36	$451,214	$312,379
Michael L. Radziemski	16	$503,159	$154,818

*Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

**M. Feinberg, who held the CRO position, left the Bank on December 15, 2023 and did not receive severance.

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

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2023 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2023 Bank Merger or Acquisition

	Jose	Kevin	Edwin	Melody	Adam	Michael
Provision	González	Neylan	Artuz	Feinberg	Goldstein	Radziemski
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Artuz, Goldstein, Radziemski, and Ms. Feinberg	$3,261,701	$884,250	$599,135	$758,305	$647,466	$725,833
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. Gonzàlez, and 1.5 for Messrs. Neylan, Artuz, Goldstein, Radziemski, and Ms. Feinberg	$2,382,432	$424,463	$289,406	$366,581	$310,800	$350,606
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$24,219	$30,551	$33,819	$2,000	$33,657	$35,032
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“Nonqualified DB BEP”) of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Messrs. Neylan, Artuz, Goldstein, Radziemski, and Ms. Feinberg	$2,256,561	$714,551	$181,212	$359,361	$227,280	$251,930
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. Gonzàlez and one and one-half (1.5) years for Messrs. Neylan, Artuz, Goldstein, Radziemski, and Ms. Feinberg	$314,985	$83,191	$56,070	$70,398	$60,914	$67,926
Total value of contract	$8,269,898	$2,167,006	$1,189,642	$1,586,645	$1,310,117	$1,461,327

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Required Deferral of IC Plan Award”).

CEO Pay Ratio

For the year ended December 31, 2023, the ratio of our CEO’s Total Compensation to the FHLBNY’s median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is (15.4:1). Total Compensation of the Median Employee for 2023 is calculated in the same manner. “Total Compensation” for 2023 is shown for our CEO in the Summary Compensation Table, which includes, among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. During 2023, the total pension values for the Median Employee was $32,000. For 2023, the Total Compensation of the Median Employee was $212,190 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $3,404,214.

We identified the Median Employee using the date of October 1, 2023, by compiling the amount of base salary and incentive awards as reflected in our payroll records for each of the employees who were employed by the FHLBNY in 2023 regardless of current employment status and ranking the annualized cash compensation for all such employees (a list of 363 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2023.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2023 (whole dollars):

					Change in
					Pension Value
					and Nonqualified
	Fees			Non-Equity	Deferred
	Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
John R. Buran (2023 Chair)	$152,500	$—	$—	$—	$—	$—	$152,500
Larry E. Thompson* (2023 Vice Chair)	142,500	—	—	—	—	—	142,500
Melba I. Acosta	120,000	—	—	—	—	—	120,000
Danelle M. Barrett	130,000	—	—	—	—	—	130,000
Thomas R. Cangemi	120,000	—	—	—	—	—	120,000
Thomas L. Hoy**	65,000	—	—	—	—	—	65,000
David R. Huber	130,000	—	—	—	—	—	130,000
Thomas J. Kemly	120,000	—	—	—	—	—	120,000
Charles E. Kilbourne, III	130,000	—	—	—	—	—	130,000
Kenneth J. Mahon**	125,000	—	—	—	—	—	125,000
Christopher P. Martin	130,000	—	—	—	—	—	130,000
David J. Nasca	130,000	—	—	—	—	—	130,000
Gerald L. Reeves	120,000	—	—	—	—	—	120,000
Ira Robbins	120,000	—	—	—	—	—	120,000
Stephen S. Romaine**	105,000	—	—	—	—	—	105,000
DeForest B. Soaries, Jr.	120,000	—	—	—	—	—	120,000
Josie J. Thomas	120,000	—	—	—	—	—	120,000
Carlos J. Vázquez	120,000	—	—	—	—	—	120,000
Ángela Weyne	120,000	—	—	—	—	—	120,000
Total Fees	$2,320,000	$—	$—	$—	$—	$—	$2,320,000

* Director Thompson received, in accordance with the Director Compensation Policy discussed below, an additional $10,000 for his service as Chair of the Bank Directors Committee of the Council of Federal Home Loan Banks in 2023.

** All Directors received their maximum potential compensation in 2023 except for Director Hoy, who passed away on June 11, 2023, and Director Romaine, who missed two Board meetings and therefore could not receive his full director compensation opportunity for 2023. Director Mahon became Chair of the Board’s Strategy & Business Committee in June 2023 after the death of Director Hoy. This increased Director Mahon’s fee opportunity for the remainder of the year.

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

In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:

●	the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;
●	the highly competitive environment for talent in the New York City metropolitan area — a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located (and in this regard, we note that Directors are required to be sourced from within the District and the pay rate should reflect the local market);
●	the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business as the Board meets more frequently than many public company boards;
●	the FHLBNY must pay competitive director compensation in order to attract and retain diverse board members who often have several opportunities to join other boards;
●	the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend — and an institution which wishes to maintain this performance; and
●	Director compensation surveys performed over time by outside compensation consultants, most recently in 2023 — surveys which have provided the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.

The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2023. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2024.

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

Director Fee Opportunities — 2024 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears) (b)
Chairman	$19,512
Vice Chairman	$17,325
Committee Chairs (a)	$16,250
All Other Directors	$15,375

Director Annual Compensation Limits — 2024 (in whole dollars)

Position	Annual Limit
Chairman	$156,100
Vice Chairman	$138,600
Committee Chairs (a)	$130,000
All Other Directors	$123,000
(a)	A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee. In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.
(b)	The numbers in this column represent payments for each of eight meetings attended by the Board Vice Chair, the Committee Chairs and all other Directors. The numbers in this column also represent payments for each of seven meetings attended by the Board Chair. If an eighth meeting is attended by the Board Chair, they will receive $19,516 for that meeting.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own our capital stock. As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 29, 2024 and December 31, 2023:

		Number	Percent
	February 29, 2024	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	10,182	16.46%
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	8,383	13.55
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,366	10.29
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	776	1.25
Subtotal MetLife, Inc.		7,142	11.54
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY, 14203	4,376	7.07
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	4,143	6.70
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,453	5.58
		37,679	60.90%

		Number	Percent
	December 31, 2023	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	9,282	15.33%
Flagstar Bank, N.A.	102 Duffy Avenue, Hicksville, NY, 11801	8,606	14.21
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,366	10.51
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	776	1.28
Subtotal MetLife, Inc.		7,142	11.79
Teachers Ins. & Annuity Assoc. of America	730 Third Avenue, New York, NY, 10017	3,666	6.05
Equitable Financial Life Insurance Company	1290 Avenue of the Americas, New York, NY, 10104	3,566	5.89
		32,262	53.27%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				December 31, 2023
				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
Flagstar Bank, N.A	Thomas R Cangemi (a)	Hicksville	NY	8,606	14.21%
Valley National Bank	Ira Robbins	Wayne	NJ	1,603	2.65
Provident Bank	Christopher P. Martin	Iselin	NJ	791	1.31
Columbia Bank	Thomas J. Kemly	Fair Lawn	NJ	780	1.29
Dime Community Bank	Kenneth J. Mahon (b)	New York	NY	735	1.21
Tompkins Trust Company	Stephen S. Romaine	Ithaca	NY	336	0.56
Flushing Bank	John R. Buran (c)	Uniondale	NY	311	0.51
Banco Popular de Puerto Rico	Carlos J. Vazquez	San Juan	PR	263	0.43
Banco Popular North America	Carlos J. Vazquez	San Juan	PR	233	0.38
Evans Bank, N.A	David J. Nasca	Williamsville	NY	49	0.08
				13,707	22.63%
(a)	Director Cangemi left the Board as of March 11, 2024.
(b)	Director Mahon left the Board as of December 31, 2023.
(c)	Director Buran left the Board as of December 31, 2023.

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

The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member. Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course 1of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosures regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Director of Human Resources and Corporate Real Estate, who is (along with the Chief Audit Officer) one of the Bank’s two Ethics Officers; the Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence

In General

During the period from January 1, 2023 through and including the date of this annual report on Form 10-K, the Bank had a total of 21 directors serving on its Board, 13 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2023 through and including the date of this Annual Report on Form 10-K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

Exchange Act and NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2023 through and including the date of this annual report on Form 10-K (i.e., Melba I. Acosta, Danelle M. Barrett, David R. Huber, Charles E. Kilbourne, III, Carolyn B. Maloney, DeForest B. Soaries, Jr., Josie J. Thomas, Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Thomas R. Cangemi, Robert M. Fisher, Thomas L. Hoy, Thomas J. Kemly, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Gerald L. Reeves, Ira Robbins, Stephen S. Romaine, Anders M. Tomson, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2023 through and including the date of this annual report on Form 10-K (Robert M. Fisher, Thomas L. Hoy, Thomas J. Kemly, Christopher P. Martin, Gerald L. Reeves, and Anders M. Tomson) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2023 through and including the date of this annual report on Form 10-K (Melba I. Acosta, David R. Huber, Charles E. Kilbourne, III

and Larry E. Thompson) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.

Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2023 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2023 through and including the date of this annual report on Form 10-K (Thomas J. Kemly, Kenneth J. Mahon, Christopher P. Martin, and David J. Nasca) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2023 through and including the date of this annual report on Form 10-K (David R. Huber, DeForest B. Soaries, Jr., Josie J. Thomas and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years ended December 31,
	2023 (a)	2022 (a)	2021 (a)
Audit Fees and Expenses	$1,051	$1,068	$995
Audit-related Fees	69	66	61
Tax Fees	20	—	20
All Other Fees	3	3	4
Total	$1,143	$1,137	$1,080
(a)

The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $72 thousand, $69 thousand and $74 thousand for 2023, 2022 and 2021, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	6/24/2022
4.02	Description of Securities	X
10.01	Bank 2020 Incentive Compensation Plan(a)		8-K	4/6/2020
10.02	Bank 2021 Incentive Compensation Plan(a)		8-K	5/7/2021
10.03	Bank 2022 Incentive Compensation Plan(a)		8-K	3/30/2022
10.04	Bank 2023 Incentive Compensation Plan(a)		8-K	10/3/2023
10.05	2024 Director Compensation Policy(a)	X
10.06	Bank Amended and Restated Severance Pay Plan(a)		10-K	3/17/2023
10.07	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)	X
10.08	Bank Amended and Restated Nonqualified Deferred Incentive Compensation Plan(a)		10-K	3/17/2023
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/22/2017
10.11	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)		10-K	3/22/2022
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
10.13	Consulting Agreement with Melody Feinberg(a)	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X

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

Date: March 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 21, 2024
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 21, 2024
Kevin M. Neylan
(Principal Financial Officer)

/s/ Scott Kay	Vice President, Chief Accounting Officer and Controller	March 21, 2024
Scott Kay
(Principal Accounting Officer)

/s/ Larry E. Thompson	Chairman of the Board of Directors	March 21, 2024
Larry E. Thompson

/s/ David J. Nasca	Vice Chairman of the Board of Directors	March 21, 2024
David J. Nasca

/s/ Melba I. Acosta	Director	March 21, 2024
Melba I. Acosta

/s/ Danelle M. Barrett	Director	March 21, 2024
Danelle M. Barrett

/s/ Robert M. Fisher	Director	March 21, 2024
Robert M. Fisher

/s/ David R. Huber	Director	March 21, 2024
David R. Huber

/s/ Thomas J. Kemly	Director	March 21, 2024
Thomas J. Kemly

2
Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 21, 2024
Charles E. Kilbourne, III

/s/ Carolyn B. Maloney	Director	March 21, 2024
Carolyn B. Maloney

/s/ Christopher P. Martin	Director	March 21, 2024
Christopher P. Martin

/s/ Gerald L. Reeves	Director	March 21, 2024
Gerald L. Reeves

/s/ Ira Robbins	Director	March 21, 2024
Ira Robbins

/s/ Stephen S. Romaine	Director	March 21, 2024
Stephen S. Romaine

/s/ Josie J. Thomas	Director	March 21, 2024
Josie J. Thomas

/s/ Anders M. Tomson	Director	March 21, 2024
Anders M. Tomson

/s/ Carlos J. Vázquez	Director	March 21, 2024
Carlos J. Vázquez

/s/ Ángela Weyne	Director	March 21, 2024
Ángela Weyne