Form 10-Q
period 2024-03-31
Federal Home Loan Bank of New York
filed 2024-05-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of issuer’s Class B capital stock as of April 30, 2024 was 62,449,569.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks (Note 3)	$46,433	$48,198
Interest-bearing deposits (Note 4)	2,805,000	1,945,000
Securities purchased under agreements to resell (Note 4)	5,670,000	7,820,000
Federal funds sold (Note 4)	13,745,000	9,640,000
Trading securities (Note 5) (Includes $787,254 pledged as collateral at March 31, 2024 and $794,848 at December 31, 2023)	5,850,389	5,886,421
Equity Investments (Note 6)	96,151	91,879
Available-for-sale securities, amortized cost of $9,381,955 at March 31, 2024 and $9,314,683 at December 31, 2023 (Note 7)	9,210,694	9,106,743
Held-to-maturity securities, net of allowance for credit losses of $612 at March 31, 2024 and $612 at December 31, 2023 (Note 8) (Includes $4,098 pledged as collateral at March 31, 2024 and $4,763 at December 31, 2023)	11,948,409	11,869,328
Advances (Note 9) (Includes $0 at March 31, 2024 and December 31, 2023 at fair value under the fair value option)	107,163,563	108,890,128
Mortgage loans held-for-portfolio, net of allowance for credit losses of $2,885 at March 31, 2024 and $3,301 at December 31, 2023 (Note 10)	2,191,240	2,179,766
Accrued interest receivable	647,563	581,608
Premises, software, and equipment	71,895	74,043
Operating lease right-of-use assets (Note 19)	53,461	54,862
Finance lease right-of-use asset (Note 19)	2,199	2,317
Derivative assets (Note 17)	111,366	125,202
Other assets	16,489	17,704
Total assets	$159,629,852	$158,333,199

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,770,619	$3,472,477
Non-interest-bearing demand	7,893	9,376
Total deposits	2,778,512	3,481,853

Consolidated obligations, net (Note 12)
Bonds (Includes $2,891,846 at March 31, 2024 and $3,780,541 at December 31, 2023 at fair value under the fair value option)	92,533,788	97,569,062
Discount notes (Includes $0 at March 31, 2024 and December 31, 2023 at fair value under the fair value option)	54,880,897	47,906,908
Total consolidated obligations	147,414,685	145,475,970

Mandatorily redeemable capital stock (Note 14)	6,574	7,219

Accrued interest payable	681,348	716,021
Affordable Housing Program (Note 13)	201,201	187,027
Derivative liabilities (Note 17)	32,743	12,409
Other liabilities	133,798	138,658
Operating lease liabilities (Note 19)	65,407	67,021
Finance lease liabilities (Note 19)	2,337	2,320

Total liabilities	151,316,605	150,088,498

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 59,865 at March 31, 2024 and 60,496 at December 31, 2023	5,986,463	6,049,570
Retained earnings
Unrestricted	1,309,925	1,276,583
Restricted (Note 14)	1,105,179	1,061,081
Total retained earnings	2,415,104	2,337,664
Total accumulated other comprehensive income (loss)	(88,320)	(142,533)
Total capital	8,313,247	8,244,701
Total liabilities and capital	$159,629,852	$158,333,199

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2024 and 2023

	Three months ended
	March 31,
	2024	2023
Interest income
Advances, net (Note 9)	$1,608,245	$1,404,553
Interest-bearing deposits (Note 4)	48,280	46,035
Securities purchased under agreements to resell (Note 4)	72,288	47,189
Federal funds sold (Note 4)	265,865	164,434
Trading securities (Note 5)	44,328	30,026
Available-for-sale securities (Note 7)	127,302	88,710
Held-to-maturity securities (Note 8)	130,497	84,002
Mortgage loans held-for-portfolio (Note 10)	19,172	16,739

Total interest income	2,315,977	1,881,688

Interest expense
Consolidated obligation bonds (Note 12)	1,249,040	1,057,261
Consolidated obligation discount notes (Note 12)	766,528	580,606
Deposits (Note 11)	35,046	12,538
Mandatorily redeemable capital stock (Note 14)	170	113
Cash collateral held and other borrowings	172	1,434

Total interest expense	2,050,956	1,651,952

Net interest income before provision for credit losses	265,021	229,736

Provision (Reversal) for credit losses	(416)	93

Net interest income after provision for credit losses	265,437	229,643

Other income (loss)
Service fees and other	5,379	5,334
Instruments held under the fair value option gains (losses) (Note 18)	(10,970)	(39,378)
Derivative gains (losses) (Note 17)	87,606	(31,806)
Trading securities gains (losses) (Note 5)	(50,742)	101,948
Equity investments gains (losses) (Note 6)	4,577	4,251
Litigation settlement	—	690

Total other income (loss)	35,850	41,039

Other expenses
Operating	20,492	17,705
Compensation and benefits	27,996	25,763
Finance Agency and Office of Finance	5,369	5,052
Other expenses	2,422	1,545

Total other expenses	56,279	50,065

Income before assessments	245,008	220,617

Affordable Housing Program Assessments (Note 13)	24,517	22,073

Net income	$220,491	$198,544

Basic earnings per share (Note 15)	$3.57	$3.11

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
Net Income	$220,491	$198,544
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(83,793)	91,126
Net change in non-credit accretion portion of held-to-maturity securities
Accretion of non-credit portion	50	79
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	50	79
Net change due to hedging activities
Cash flow hedges (a)	17,351	(26,368)
Fair value hedges (b)	120,472	(109,884)
Total net change due to hedging activities	137,823	(136,252)
Net change in pension and postretirement benefits	133	(348)
Total other comprehensive income (loss)	54,213	(45,395)
Total comprehensive income (loss)	$274,704	$153,149
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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2024 and 2023

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383

Proceeds from issuance of capital stock	46,215	4,621,546	—	—	—	—	4,621,546
Repurchase/redemption of capital stock	(41,474)	(4,147,489)	—	—	—	—	(4,147,489)
Shares reclassified to mandatorily redeemable capital stock	(15)	(1,470)	—	—	—	—	(1,470)
Cash dividends ($1.89 per share) on capital stock	—	—	(105,705)	—	(105,705)	—	(105,705)
Comprehensive income (loss)	—	—	158,835	39,709	198,544	(45,395)	153,149

Balance, March 31, 2023	68,603	$6,860,288	$1,238,242	$950,564	$2,188,806	$(181,680)	$8,867,414

Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701

Proceeds from issuance of capital stock	13,038	1,303,801	—	—	—	—	1,303,801
Repurchase/redemption of capital stock	(13,669)	(1,366,908)	—	—	—	—	(1,366,908)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($2.46 per share) on capital stock	—	—	(143,051)	—	(143,051)	—	(143,051)
Comprehensive income (loss)	—	—	176,393	44,098	220,491	54,213	274,704

Balance, March 31, 2024	59,865	$5,986,463	$1,309,925	$1,105,179	$2,415,104	$(88,320)	$8,313,247
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
Operating activities
Net Income	$220,491	$198,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	308,610	(120,731)
Concessions on consolidated obligations	656	845
Premises, software, and equipment	4,428	4,626
Provision (Reversal) for credit losses	(416)	93
Change in net fair value adjustments on derivatives and hedging activities (a)	183,825	(214,187)
Net realized and unrealized (gains) losses on trading securities	50,742	(101,948)
Change in fair value on Equity Investments	(4,243)	(4,225)
Change in fair value adjustments on financial instruments held at fair value	10,970	39,378
Net change in:
Accrued interest receivable	(57,669)	(89,804)
Derivative assets due to accrued interest	(277,682)	(391,367)
Derivative liabilities due to accrued interest	279,391	398,844
Other assets	(7,676)	2,656
Affordable Housing Program liability	14,257	12,403
Accrued interest payable	(34,673)	148,629
Other liabilities	(6,002)	(34,124)
Total adjustments	464,518	(348,912)
Net cash provided by (used in) operating activities	$685,009	$(150,368)

Investing activities
Net change in:
Interest-bearing deposits	$(773,320)	$(632,980)
Securities purchased under agreements to resell	2,150,000	(8,750,000)
Federal funds sold	(4,105,000)	(8,390,000)
Deposits with other FHLBanks	(14)	54
Premises, software, and equipment	(2,162)	(1,815)
Trading securities:
Purchased	—	(130,902)
Repayments	—	1,375,000
Proceeds from sales	—	399,516
Equity Investments:
Purchased	(761)	(876)
Proceeds from sales	732	809
Available-for-sale securities:
Purchased	(204,562)	(558,692)
Repayments	17,055	29,351
Held-to-maturity securities:
Purchased	(448,615)	(689,302)
Repayments	165,865	294,428
Advances:
Principal collected	252,118,665	583,613,421
Made	(250,636,369)	(594,123,588)
Mortgage loans held-for-portfolio:
Principal collected	42,788	39,752
Purchased	(54,687)	(27,584)
Proceeds from sales of REO	170	226
Net cash provided by (used in) investing activities	$(1,730,215)	$(27,553,182)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023
Financing activities
Net change in:
Deposits and other borrowings	$(697,371)	$2,759,190
Derivative contracts with financing element	133	(1,998)
Payments on principal portion of finance lease obligation	17	—
Consolidated obligation bonds:
Proceeds from issuance	24,427,406	48,066,163
Payments for maturing and early retirement	(29,393,955)	(21,577,534)
Consolidated obligation discount notes:
Proceeds from issuance	182,561,212	110,458,829
Payments for maturing	(175,647,198)	(112,374,582)
Capital stock:
Proceeds from issuance of capital stock	1,303,801	4,621,546
Payments for repurchase/redemption of capital stock	(1,366,908)	(4,147,489)
Redemption of mandatorily redeemable capital stock	(645)	(408)
Cash dividends paid (b)	(143,051)	(105,705)
Net cash provided by (used in) financing activities	$1,043,441	$27,698,012
Net increase (decrease) in cash and due from banks	(1,765)	(5,538)
Cash and due from banks at beginning of the period (c)	48,198	27,420
Cash and due from banks at end of the period (c)	$46,433	$21,882

Supplemental disclosures:
Interest paid	$1,055,438	$538,173
Interest paid for Discount Notes (d)	$650,321	$556,344
Affordable Housing Program payments (e)	$10,343	$9,670
Capital stock subject to mandatory redemption reclassified from equity	$—	$1,470
Interest paid for financing lease	$17	$—

Notes to Supplemental Disclosure:

(a)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the three months ended March 31, 2024, derivatives and hedging activities provided $183.8 million in cash flows; in the three ended March 31, 2023, derivatives and hedging activities used $214.2 million in cash flows.
(b)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(c)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(d)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(e)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified, and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or as a derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty. For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held at the end of the periods presented. Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition, see financial statements, Note 18. Fair Values of Financial Instruments in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2023 filed on March 21, 2024.

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

For more information about the FHLBNY’s hedging activities, see financial statements, Note 17. Derivatives and Hedging Activities in this Form 10-Q and in the most recent Form 10-K for the year ended December 31, 2023 filed on March 21, 2024.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $15.0 million at March 31, 2024 and December 31, 2023. There were no restricted cash balances at March 31, 2024 and December 31, 2023.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at March 31, 2024 and December 31, 2023, respectively.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $2.8 billion at March 31, 2024 and $1.9 billion at December 31, 2023 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on the analysis performed, no allowance for credit losses was recorded at March 31, 2024 and December 31, 2023. Accrued interest receivables were $1.3 million at March 31, 2024 and $0.9 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $13.7 billion at March 31, 2024 and $9.6 billion at December 31, 2023 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at March 31, 2024 and December 31, 2023. Accrued interest receivables were $6.1 million at March 31, 2024 and $4.3 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $5.7 billion at March 31, 2024 and $7.8 billion at December 31, 2023. The investments typically matured overnight and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $2.5 million at March 31, 2024 and $3.5 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $5.8 billion at March 31, 2024 and $8.0 billion at December 31, 2023 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $72.3 million for the three months ended March 31, 2024 and $47.2 million for the same period in the prior year. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 5.        Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at March 31, 2024 and December 31, 2023 (in thousands):

Fair value	March 31, 2024	December 31, 2023
U.S. Treasury notes	$5,850,389	$5,886,421
Total trading securities	$5,850,389	$5,886,421

The carrying values of trading securities included net unrealized fair value losses of $312.7 million at March 31, 2024 and losses of $262.0 million at December 31, 2023. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $787.3 million at March 31, 2024 and $794.8 million at December 31, 2023 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	March 31, 2024
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$247,915	$5,602,474	$—	$5,850,389
Total trading securities	$247,915	$5,602,474	$—	$5,850,389
Yield on trading securities	3.28%	1.87%	0.00%

	December 31, 2023
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$247,070	$5,403,814	$235,537	$5,886,421
Total trading securities	$247,070	$5,403,814	$235,537	$5,886,421
Yield on trading securities	3.29%	1.84%	2.74%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.        Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$5,441	$—	$—	$5,441
Equity funds	40,340	25,727	(6,060)	60,007
Fixed income funds	35,208	214	(4,719)	30,703
Total Equity Investments (a)	$80,989	$25,941	$(10,779)	$96,151

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)

Cash equivalents	$4,510	$—	$—	$4,510
Equity funds	40,871	21,250	(6,148)	55,973
Fixed income funds	35,580	225	(4,409)	31,396
Total Equity Investments (a)	$80,961	$21,475	$(10,557)	$91,879
(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trust.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$4,243	$4,225
Net gains (losses) recognized during the period on equity investments sold during the period	(106)	(374)
Net dividend and other	440	400
Net gains (losses) recognized during the period	$4,577	$4,251

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.        Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	March 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,229,440	$27		$(2,377)		$1,227,090
Mortgage-backed securities
Floating
CMO	383,538	590		(2,686)		381,442
Pass Thru	3,215	70		—		3,285
Total Floating	386,753	660		(2,686)		384,727
Fixed
CMBS	8,391,578	7,963		(800,664)		7,598,877
Total Fixed	8,391,578	7,963		(800,664)		7,598,877
MBS AFS Before Hedging Adjustments	8,778,331	8,623	(a)	(803,350)	(a)	7,983,604
Hedging Basis Adjustments in AOCI (b)	(625,816)	625,816		—		—
Total Available-for-sale securities (MBS)	8,152,515	634,439		(803,350)		7,983,604
Total Available-for-sale securities	$9,381,955	$634,466		$(805,727)		$9,210,694

	December 31, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,229,440	$40		$(1,242)		$1,228,238
Mortgage-backed securities
Floating
CMO	396,803	554		(4,739)		392,618
Pass Thru	3,355	80		—		3,435
Total Floating	400,158	634		(4,739)		396,053
Fixed
CMBS	8,190,429	15,071		(723,048)		7,482,452
Total Fixed	8,190,429	15,071		(723,048)		7,482,452
MBS AFS Before Hedging Adjustments	8,590,587	15,705	(a)	(727,787)	(a)	7,878,505
Hedging Basis Adjustments in AOCI (b)	(505,344)	505,344		—		—
Total Available-for-sale securities (MBS)	8,085,243	521,049		(727,787)		7,878,505
Total Available-for-sale securities	$9,314,683	$521,089		$(729,029)		$9,106,743
(a)	Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at March 31, 2024 recorded $625.8 million of hedge basis losses; at December 31, 2023, hedge basis losses of $505.3 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At March 31, 2024 and December 31, 2023, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at March 31, 2024 and December 31, 2023.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$924	$(2)	$3,036	$(30)	$3,960	$(32)
MBS-GSE	1,315,486	(33,544)	6,162,892	(769,774)	7,478,378	(803,318)
Total MBS Temporarily Impaired	1,316,410	(33,546)	6,165,928	(769,804)	7,482,338	(803,350)
State and local housing finance agency obligations	809,377	(1,963)	267,686	(414)	1,077,063	(2,377)
Total Temporarily Impaired	$2,125,787	$(35,509)	$6,433,614	$(770,218)	$8,559,401	$(805,727)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$952	$(4)	$3,068	$(68)	$4,020	$(72)
MBS-GSE	1,252,462	(22,048)	5,964,960	(705,667)	7,217,422	(727,715)
Total MBS Temporarily Impaired	1,253,414	(22,052)	5,968,028	(705,735)	7,221,442	(727,787)
State and local housing finance agency obligations	810,181	(1,159)	268,017	(83)	1,078,198	(1,242)
Total Temporarily Impaired	$2,063,595	$(23,211)	$6,236,045	$(705,818)	$8,299,640	$(729,029)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$10,100	$10,087	$10,100	$10,079
Due after ten years	1,219,340	1,217,003	1,219,340	1,218,159
State and local housing finance agency obligations	$1,229,440	$1,227,090	$1,229,440	$1,228,238

Mortgage-backed securities
Due in one year or less	$78,597	$77,000	$—	$—
Due after one year through five years	1,971,573	1,910,595	1,633,285	1,581,031
Due after five year through ten years	5,188,187	5,119,003	5,514,159	5,400,204
Due after ten years	914,158	877,006	937,799	897,270
Mortgage-backed securities	$8,152,515	$7,983,604	$8,085,243	$7,878,505
Total Available-for-Sale securities	$9,381,955	$9,210,694	$9,314,683	$9,106,743
(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized discounts of $27.0 million at March 31, 2024 and net unamortized discounts of $31.8 million at December 31, 2023. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$383,538	$381,442	$396,803	$392,618
Pass Thru	3,215	3,285	3,355	3,435
Total Floating	386,753	384,727	400,158	396,053
Fixed
CMBS	7,765,762	7,598,877	7,685,085	7,482,452
Total Fixed	7,765,762	7,598,877	7,685,085	7,482,452
Total Mortgage-backed securities	8,152,515	7,983,604	8,085,243	7,878,505
State and local housing finance agency obligations
Floating	1,229,440	1,227,090	1,229,440	1,228,238
Total Available-for-Sale securities	$9,381,955	$9,210,694	$9,314,683	$9,106,743

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 8.        Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	March 31, 2024
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$25,250	$—	$—	$25,250	$174	$(30)	$25,394
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,364,471	—	—	2,364,471	5,958	(13,278)	2,357,151
Commercial Mortgage-Backed Securities (b)	9,358,080	—	—	9,358,080	1,763	(364,799)	8,995,044
Non-GSE MBS (c)	36,263	(529)	(713)	35,021	3,460	(1,214)	37,267
Total MBS	11,784,064	(529)	(713)	11,782,822	11,355	(379,321)	11,414,856

Other
State and local housing finance agency obligations	165,670	(83)	—	165,587	—	(12,084)	153,503
Total Held-to-Maturity securities	$11,949,734	$(612)	$(713)	$11,948,409	$11,355	$(391,405)	$11,568,359

	December 31, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$26,237	$—	$—	$26,237	$457	$—	$26,694
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,182,189	—	—	2,182,189	7,971	(16,117)	2,174,043
Commercial Mortgage-Backed Securities (b)	9,457,545	—	—	9,457,545	4,112	(324,425)	9,137,232
Non-GSE MBS (c)	38,587	(529)	(763)	37,295	3,793	(889)	40,199
Total MBS	11,704,558	(529)	(763)	11,703,266	16,333	(341,431)	11,378,168

Other
State and local housing finance agency obligations	166,145	(83)	—	166,062	—	(12,329)	153,733
Total Held-to-Maturity securities	$11,870,703	$(612)	$(763)	$11,869,328	$16,333	$(353,760)	$11,531,901
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $4.1 million at March 31, 2024 and $4.8 million at December 31, 2023, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 204 and 198 at March 31, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $12.1 million at March 31, 2024 and $12.3 million at December 31, 2023. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at March 31, 2024 and December 31, 2023. Probability default analysis recorded allowance for credit losses of $0.1 million at March 31, 2024 and December 31, 2023. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit losses were $0.5 million were recorded at both March 31, 2024 and December 31, 2023. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at March 31, 2024 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position were 12 at both March 31, 2024 and December 31, 2023.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after five years through ten years	$100	$100	$100	$100
Due after ten years	165,570	153,403	166,045	153,633
State and local housing finance agency obligations	$165,670	$153,503	$166,145	$153,733

Mortgage-backed securities
Due in one year or less	$631,985	$622,517	$536,177	$527,198
Due after one year through five years	5,367,873	5,170,193	5,157,803	5,008,487
Due after five years through ten years	3,242,789	3,102,550	3,630,080	3,482,815
Due after ten years	2,541,417	2,519,596	2,380,498	2,359,668
Mortgage-backed securities	$11,784,064	$11,414,856	$11,704,558	$11,378,168
Total Held-to-Maturity Securities	$11,949,734	$11,568,359	$11,870,703	$11,531,901
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $27.5 million at March 31, 2024 and $28.1 million at December 31, 2023 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.        Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2024			December 31, 2023
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$87	6.36%	—%
Due in one year or less	64,326,291	2.73	59.39	65,288,841	3.12	59.47
Due after one year through two years	15,495,571	1.95	14.31	15,253,626	2.06	13.89
Due after two years through three years	10,139,552	1.92	9.36	7,776,604	2.11	7.08
Due after three years through four years	7,406,998	2.90	6.84	8,730,143	2.78	7.95
Due after four years through five years	4,517,306	2.89	4.17	5,752,934	2.76	5.24
Thereafter	6,427,137	2.70	5.93	6,992,916	2.72	6.37
Total par value	108,312,855	2.56%	100.00%	109,795,151	2.83%	100.00%
Advance discounts	(8,607)			(7,878)
Hedge valuation basis adjustments (b)	(1,140,685)			(897,145)
Total	$107,163,563			$108,890,128
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of March 31, 2024. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of March 31, 2024, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2024 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of March 31, 2024.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 35.7% and 34.3% of total advances at March 31, 2024 and December 31, 2023, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third-party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of March 31, 2024, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. Mortgage loans under the MPF program were at a carrying value of $1.7 billion at both March 31, 2024 and December 31, 2023. Mortgage loans under the MAP program were at a carrying value of $0.5 billion at both March 31, 2024 and December 31, 2023.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$103,938	4.81%	$106,860	4.97%
Fixed long-term single-family mortgages	2,057,019	95.19	2,043,520	95.03
Total unpaid principal balance	$2,160,957	100.00%	$2,150,380	100.00%

Unamortized premiums	35,465		35,034
Unamortized discounts	(724)		(742)
Basis adjustment (b)	(1,573)		(1,605)
Total mortgage loans amortized cost	$2,194,125		$2,183,067
Allowance for credit losses	(2,885)		(3,301)
Total mortgage loans held-for-portfolio at carrying value	$2,191,240		$2,179,766
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $41.6 million at March 31, 2024 and $43.1 million at December 31, 2023. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million for the three months ended March 31, 2024 and March 31, 2023. These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high-quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $7.9 million at March 31, 2024 and $7.2 million at December 31, 2023.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $2.9 million at March 31, 2024 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

The Bank’s credit risk model (“model”) estimates the probabilities of prepayment and default concurrently. Prepayment represents the probability that an individual loan will voluntarily prepay while a default represents the probability that an individual loan will involuntarily pay off. The Bank’s third-party credit loss model applies a hazard rate approach to model loan prepayment and default at each month. In the Hazard Rate approach, a loan may stay as active (survived) or is terminated (due to default or prepayment) at the end of each period (month). The two statuses will compete over each period to calculate the probability of default of each individual mortgage loan. The model is composed of a series of loan-level econometric models that are related through common dependence on macroeconomic as well as loan-specific factors (i.e., collateral types, borrower characteristics). The macro factors used in the loan-level models are inputs at the national-level, state-level and MSA-level using econometric models developed for these factors. The model loan characteristics along with economic assumptions including applicable housing prices and interest rates as inputs to generate projected cash flows over the life of the mortgage. It then estimates the loss given default (LGD) for each loan and aggregates projected cash flows for each loan in the portfolio. A loan in foreclosure or real estate owned (REO) sale is considered to be in default.

Accrued interest receivable was $11.9 million at March 31, 2024 and $11.5 million at December 31, 2023. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at March 31, 2024 and December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2024	2023
Allowance for credit losses:
Beginning balance	$3,301	$1,911
Adjustment for cumulative effect of accounting change	—	—
Charge-offs	—	—
Recoveries	—	—
Provision (Reversal) for credit losses on mortgage loans	(416)	(135)
Balance at end of period	$2,885	$1,776

The following table presents risk elements and credit losses (dollars in thousands):

	March 31, 2024	December 31, 2023
Average loans outstanding during the period (a)	$2,158,497	$2,106,517
Mortgage loans held for portfolio (b)	2,160,957	2,150,380
Non-accrual loans (b)	4,654	5,895
Allowance for credit losses on mortgage loans held for portfolio	2,885	3,301
Net charge-offs	—	—

Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.134%	0.154%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.215%	0.274%
Ratio of allowance for credit losses to non-accrual loans	62.004%	56.007%
(a)	Represents the average unpaid principal balance for the three months ended March 31, 2024 and for the twelve months ended December 31, 2023.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	March 31, 2024	December 31, 2023
Total mortgage loans, carrying values net (a)	$2,191,240	$2,179,766
Non-performing mortgage loans - Conventional (a)(b)	$4,654	$5,895
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$4,268	$4,967
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more. There were no impaired MAP loans.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

Under the framework, the FHLBNY evaluates all loans, including non-performing conventional loans, on an individual basis for lifetime credit losses.

FHA and VA loans are considered as insured MPF or MAP loans, and while the loans are evaluated on an individual basis, we have deemed that FHA and VA loans as collectively insured. Additionally, based on the Bank’s assessment of its servicers and the collateral backing the insured loans, the risk of loss was deemed immaterial. The Bank has not recorded an allowance for credit losses for government-guaranteed or -insured mortgage loans in any periods in 2024 or 2023. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA loans) (in thousands):

	March 31, 2024
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans (a)(c)
No related allowance (b)	$338,647	$—	$342,711	$334,311
With a related allowance	1,211,477	(2,885)	1,227,441	1,246,361
Total measured for impairment (e)	$1,550,124	$(2,885)	$1,570,152	$1,580,672

	December 31, 2023
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans (a)(c)
No related allowance (b)	$321,544	$—	$325,428	$615,113
With a related allowance	1,262,122	(3,301)	1,278,547	1,051,418
Total measured for impairment (e)	$1,583,666	$(3,301)	$1,603,975	$1,666,531
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in mortgage loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three months ended March 31, 2024 and for the twelve months ended December 31, 2023.
(e)	There were no impaired MAP loans.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	March 31, 2024	December 31, 2023
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans	$2,038,005	$2,025,225
Government-guaranteed or - insured mortgage loans	122,952	125,155
Total mortgage loans - unpaid principal balance	$2,160,957	$2,150,380

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

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at March 31, 2024 and December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	March 31, 2024
	Conventional Loans
	Origination Year
	Prior to 2020	2020 to 2024	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$9,077	$2,797	$11,874
Past due 60 - 89 days	2,097	705	2,802
Past due 90 days or more	4,503	174	4,677
Total past due mortgage loans	15,677	3,676	19,353
Current mortgage loans	1,182,010	867,875	2,049,885
Total conventional mortgage loans	$1,197,687	$871,551	$2,069,238

	December 31, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$6,599	$4,281	$10,880
Past due 60 - 89 days	1,403	290	1,693
Past due 90 days or more	5,645	269	5,914
Total past due mortgage loans	13,647	4,840	18,487
Current mortgage loans	924,258	1,113,175	2,037,433
Total conventional mortgage loans	$937,905	$1,118,015	$2,055,920

Other Delinquency Statistics (dollars in thousands):

	March 31, 2024
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost (a):
In process of foreclosure (b)	$2,552	$2,577	$5,129
Serious delinquency rate (c)	0.31%	3.56%	0.42%
Past due 90 days or more and still accruing interest	$—	$4,339	$4,339
Loans on non-accrual status	$4,677	$—	$4,677

	December 31, 2023
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost (a):
In process of foreclosure (b)	$2,153	$3,048	$5,201
Serious delinquency rate (c)	0.37%	4.03%	0.51%
Past due 90 days or more and still accruing interest	$—	$5,041	$5,041
Loans on non-accrual status	$5,914	$—	$5,914
(a)	There were no MAP loans in delinquency status.
(b)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(c)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

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

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.8 billion at March 31, 2024 and $3.5 billion at December 31, 2023, a decrease of $0.7 billion, or 20.2%, from December 31, 2023. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.7% of deposits at both March 31, 2024 and December 31, 2023, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.7 billion for period ended March 31, 2024 and $3.0 billion for the period ended December 31, 2023. The annualized weighted-average interest rates paid on demand and overnight deposits were 5.22% for the three months ended March 31, 2024 and 4.23% for the year ended December 31, 2023.

The following table summarizes deposits (in thousands):

	March 31, 2024	December 31, 2023
Interest-bearing deposits
Interest-bearing demand	$2,770,619	$3,472,477
Total interest-bearing deposits	2,770,619	3,472,477
Non-interest-bearing demand	7,893	9,376
Total deposits (a)	$2,778,512	$3,481,853
(a)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	March 31, 2024	Interest Rate (b)	December 31, 2023	Interest Rate (b)
Interest-bearing demand (a)	$2,770,619	5.22%	$3,472,477	4.23%
Total interest-bearing deposits	2,770,619	5.22%	3,472,477	4.23%
Non-interest-bearing demand	7,893		9,376
Total deposits	$2,778,512		$3,481,853
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	March 31, 2024	December 31, 2023

Consolidated obligation bonds-amortized cost	$93,726,331	$98,702,143
Hedge valuation basis adjustments	(1,195,856)	(1,126,343)
Hedge basis adjustments on de-designated hedges	105,432	106,686
FVO - valuation adjustments and accrued interest	(102,119)	(113,424)
Total Consolidated obligation bonds	$92,533,788	$97,569,062

Discount notes-amortized cost	$54,939,651	$47,914,413
Hedge value basis adjustments	(57,830)	(7,363)
Hedge basis adjustments on de-designated hedges	(924)	(142)
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$54,880,897	$47,906,908

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$49,719,985	4.50%	53.08%	$58,048,915	4.67%	58.85%
Over one year through two years	22,281,760	3.57	23.79	14,958,980	3.48	15.16
Over two years through three years	9,594,955	2.15	10.24	12,220,155	1.67	12.39
Over three years through four years	3,614,380	3.22	3.86	4,992,385	2.62	5.06
Over four years through five years	4,357,365	3.49	4.65	3,977,705	3.36	4.03
Thereafter	4,104,745	3.32	4.38	4,447,450	3.16	4.51
Total par value	93,673,190	3.89%	100.00%	98,645,590	3.89%	100.00%

Bond premiums (b)	78,070			81,218
Bond discounts (b)	(24,929)			(24,665)
Hedge valuation basis adjustments (c)	(1,195,856)			(1,126,343)
Hedge basis adjustments on de-designated hedges (d)	105,432			106,686
FVO (e) - valuation adjustments and accrued interest	(102,119)			(113,424)
Total Consolidated obligation bonds	$92,533,788			$97,569,062
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate, non-callable	$33,065,060	35.30%	$33,066,960	33.52%
Fixed-rate, callable	26,073,130	27.83	35,735,130	36.23
Step Up, callable	3,178,000	3.39	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	—	—	200,000	0.20
Single-index floating rate	31,305,000	33.42	26,118,500	26.48
Total par value	$93,673,190	100.00%	$98,645,590	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Par value	$56,110,580	$48,657,920
Amortized cost	$54,939,651	$47,914,413
Hedge value basis adjustments (a)	(57,830)	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(924)	(142)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$54,880,897	$47,906,908
Weighted average interest rate	4.98%	5.17%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at March 31, 2024 and December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.        Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2024	2023
Beginning balance	$187,027	$131,394
Additions from current period’s assessments	24,517	22,073
Net disbursements for grants and programs	(10,343)	(9,670)
Ending balance	$201,201	$143,797

Note 14.        Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.0 billion at both March 31, 2024 and December 31, 2023.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2024		December 31, 2023
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,179,725	$8,408,140	$1,364,264	$8,394,453
Total capital-to-asset ratio	4.00%	5.27%	4.00%	5.30%
Total capital (b)	$6,385,194	$8,408,140	$6,333,328	$8,394,453
Leverage ratio	5.00%	7.90%	5.00%	7.95%
Leverage capital (c)	$7,981,493	$12,612,210	$7,916,660	$12,591,679
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	March 31, 2024	December 31, 2023

Redemption less than one year	$2,620	$3,070
Redemption from one year to less than three years	2,472	2,427
Redemption from three years to less than five years	525	732
Redemption from five years or greater	957	990
Total	$6,574	$7,219

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2024	2023

Beginning balance	$7,219	$4,578
Capital stock subject to mandatory redemption reclassified from equity	—	1,470
Redemption of mandatorily redeemable capital stock (a)	(645)	(408)
Ending balance	$6,574	$5,640
Accrued interest payable (b)	$162	$104
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 9.75% for the three months ended March 31, 2024 and 7.50% for the same period in 2023. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.1 billion as restricted retained earnings in the FHLBNY’s Total Capital at both March 31, 2024 and December 31, 2023.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2024	2023

Net income	$220,491	$198,544
Net income available to stockholders	$220,491	$198,544
Weighted average shares of capital	61,780	63,954
Less: Mandatorily redeemable capital stock	(67)	(56)
Average number of shares of capital used to calculate earnings per share	61,713	63,898
Basic earnings per share	$3.57	$3.11

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2024	2023

Defined Benefit Plan	$3,025	$3,100
Benefit Equalization Plans (defined benefit and defined contribution)	2,475	1,846
Defined Contribution Plans	853	806
Postretirement Health Benefit Plan	19	(253)
Total retirement plan expenses	$6,372	$5,499

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Service cost	$470	$411
Interest cost	925	859
Amortization of unrecognized net loss	193	—
Amortization of unrecognized past service cost	4	13
Net periodic benefit cost - Defined Benefit BEP	1,592	1,283
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	883	563
Total	$2,475	$1,846

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Service cost (benefits attributed to service during the period)	$3	$7
Interest cost on accumulated postretirement health benefit obligation	81	102
Amortization of (gain)/loss	(65)	(362)
Net periodic postretirement health benefit expense/(income)	$19	$(253)

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

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments and serve as a basis for calculating periodic interest payments or cash flows. Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (derivatives) in a gain position if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors. The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over the counter (OTC) derivatives.

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	March 31, 2024	December 31, 2023
Interest rate contracts
Interest rate swaps	$186,960,063	$194,257,512
Interest rate caps	150,000	150,000
Mortgage delivery commitments	17,132	19,277
Total interest rate contracts notionals	$187,127,195	$194,426,789

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

	March 31, 2024		December 31, 2023
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$916,284	$1,566,873	$792,408	$1,504,800
Cleared derivatives	1,967,490	1,957,279	1,765,052	1,751,642
Total gross recognized amount	2,883,774	3,524,152	2,557,460	3,256,442
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(815,648)	(1,534,618)	(682,546)	(1,494,166)
Cleared derivatives	(1,956,811)	(1,956,811)	(1,749,869)	(1,749,869)
Total gross amounts of netting adjustments and cash collateral	(2,772,459)	(3,491,429)	(2,432,415)	(3,244,035)
Net amounts after offsetting adjustments and cash collateral	$111,315	$32,723	$125,045	$12,407

Uncleared derivatives	$100,636	$32,255	$109,862	$10,634
Cleared derivatives	10,679	468	15,183	1,773
Total net amounts after offsetting adjustments and cash collateral	$111,315	$32,723	$125,045	$12,407

Derivative instruments - not nettable
Uncleared derivatives (a)	$51	$20	$157	$2
Total derivative assets and total derivative liabilities
Uncleared derivatives	$100,687	$32,275	$110,019	$10,636
Cleared derivatives	10,679	468	15,183	1,773
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$111,366	$32,743	$125,202	$12,409

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$787,254	$—	$794,848	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(85,903)	—	(96,191)	—
Total net amount of non-cash collateral received or repledged	$701,351	$—	$698,657	$—
Total net exposure cash and non-cash (e)	$812,717	$32,743	$823,859	$12,409
Net unsecured amount - Represented by:
Uncleared derivatives	$14,784	$32,275	$13,828	$10,636
Cleared derivatives	797,933	468	810,031	1,773
Total net exposure cash and non-cash (e)	$812,717	$32,743	$823,859	$12,409
(a)	Not nettable derivative instruments are without legal right of offset and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time-to-time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	March 31, 2024
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$154,739,492	$1,558,698	$2,542,025
Total derivatives in hedging relationships under ASC 815	154,739,492	1,558,698	2,542,025

Derivatives not designated as hedging instruments
Interest rate swaps (b)	32,220,571	1,324,763	982,127
Interest rate caps	150,000	313	—
Mortgage delivery commitments	17,132	51	20
Other	—	—	—
Total derivatives not designated as hedging instruments	32,387,703	1,325,127	982,147
Total derivatives before netting and collateral adjustments	$187,127,195	$2,883,825	$3,524,172
Netting adjustments		$(2,755,529)	$(2,755,529)
Cash collateral and related accrued interest		(16,930)	(735,900)
Total netting adjustments and cash collateral		(2,772,459)	(3,491,429)
Total derivative assets and total derivative liabilities		$111,366	$32,743
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$787,254
Security collateral received from counterparty (c)		(85,903)
Net security		701,351
Net exposure		$812,717

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2023
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$159,826,933	$1,577,776	$2,521,697
Total derivatives in hedging relationships under ASC 815	159,826,933	1,577,776	2,521,697

Derivatives not designated as hedging instruments
Interest rate swaps (b)	34,430,579	979,388	734,745
Interest rate caps	150,000	296	—
Mortgage delivery commitments	19,277	157	2
Other	—	—	—
Total derivatives not designated as hedging instruments	34,599,856	979,841	734,747
Total derivatives before netting and collateral adjustments	$194,426,789	$2,557,617	$3,256,444
Netting adjustments		$(2,421,455)	$(2,421,455)
Cash collateral and related accrued interest		(10,960)	(822,580)
Total netting adjustments and cash collateral		(2,432,415)	(3,244,035)
Total derivative assets and total derivative liabilities		$125,202	$12,409
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$794,848
Security collateral received from counterparty (c)		(96,191)
Net security		698,657
Net exposure		$823,859
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2024 and December 31, 2023.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Summary of Significant Accounting Policies in the most recent Form 10-K for the year ended December 31, 2023 filed on March 21, 2024.

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended March 31,
	2024	2023
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$249,509	$(81,760)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(243,288)	$81,499

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2024 and December 31, 2023, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	March 31, 2024
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$48,683,521	$(1,140,685)	$—
Hedged AFS debt securities (a)	5,571,873	(625,816)	—
De-designated advances (b)	—	—	—
	$54,255,394	$(1,766,501)	$—
Liabilities:
Hedged consolidated obligation bonds	$47,169,081	$1,195,855	$—
Hedged consolidated obligation discount notes	49,376,034	57,830	—
De-designated consolidated obligation bonds (b)	—	—	(105,432)
De-designated consolidated obligation discount notes (b)	—	—	924
	$96,545,115	$1,253,685	$(104,508)

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

(b)

At March 31, 2024, par amounts of de-designated CO bonds were $2.5 billion and par amount of de-designation CO discount notes were $1.9 billion. At December 31, 2023, par amounts of de-designated advances were $0.6 billion; par amounts of de - designation CO bonds were $2.9 billion; par amounts of de-designated CO discount notes were $0.9 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
Three months ended March 31, 2024
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(287)	$—	$17,064	$17,351

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
Three months ended March 31, 2023
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(219)	$—	$(26,587)	$(26,368)
(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $1.1 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended March 31,
	2024	2023
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$87,676	$(31,594)
Caps	17	(239)
Mortgage delivery commitments	(87)	27
Total gains (losses) on derivatives in economic hedges	$87,606	$(31,806)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 18.        Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2024
		Estimated Fair Value
						Netting
						Adjustment
	Carrying					and Cash
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Collateral
Assets
Cash and due from banks	$46,433	$46,433	$46,433	$—	$—	$—
Interest-bearing deposits	2,805,000	2,805,015	—	2,805,015	—	—
Securities purchased under agreements to resell	5,670,000	5,670,024	—	5,670,024	—	—
Federal funds sold	13,745,000	13,745,064	—	13,745,064	—	—
Trading securities	5,850,389	5,850,389	5,850,389	—	—	—
Equity Investments	96,151	96,151	96,151	—	—	—
Available-for-sale securities	9,210,694	9,210,694	—	7,983,604	1,227,090	—
Held-to-maturity securities	11,948,409	11,568,359	—	11,377,589	190,770	—
Advances	107,163,563	107,359,101	—	107,359,101	—	—
Mortgage loans held-for-portfolio, net	2,191,240	1,914,206	—	1,914,206	—	—
Accrued interest receivable	647,563	647,563	—	647,563	—	—
Derivative assets	111,366	111,366	—	2,883,825	—	(2,772,459)
Other financial assets	256	256	—	—	256	—
Liabilities
Deposits	2,778,512	2,778,554	—	2,778,554	—	—
Consolidated obligations
Bonds	92,533,788	91,839,331	—	91,839,331	—	—
Discount notes	54,880,897	54,909,967	—	54,909,967	—	—
Mandatorily redeemable capital stock	6,574	6,574	6,574	—	—	—
Accrued interest payable	681,348	681,348	—	681,348	—	—
Derivative liabilities	32,743	32,743	—	3,524,172	—	(3,491,429)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at March 31, 2024 and December 31, 2023. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2024 and December 31, 2023.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2024 and December 31, 2023.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2024, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2024
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,850,389	$5,850,389	$—	$—	$—
Equity Investments	96,151	96,151	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,983,604	—	7,983,604	—	—
State and local housing finance agency obligations	1,227,090	—	—	1,227,090	—
Derivative assets (a)
Interest-rate derivatives	111,315	—	2,883,774	—	(2,772,459)
Mortgage delivery commitments	51	—	51	—	—
Total recurring fair value measurement - Assets	$15,268,600	$5,946,540	$10,867,429	$1,227,090	$(2,772,459)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(2,891,846)	$—	$(2,891,846)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(32,723)	—	(3,524,152)	—	3,491,429
Mortgage delivery commitments	(20)	—	(20)	—	—
Total recurring fair value measurement - Liabilities	$(2,924,589)	$—	$(6,416,018)	$—	$3,491,429

	December 31, 2023
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,886,421	$5,886,421	$—	$—	$—
Equity Investments	91,879	91,879	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,878,505	—	7,878,505	—	—
State and local housing finance agency obligations	1,228,238	—	—	1,228,238	—
Derivative assets(a)
Interest-rate derivatives	125,045	—	2,557,460	—	(2,432,415)
Mortgage delivery commitments	157	—	157	—	—
Total recurring fair value measurement - Assets	$15,210,245	$5,978,300	$10,436,122	$1,228,238	$(2,432,415)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(3,780,541)	$—	$(3,780,541)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(12,407)	—	(3,256,442)	—	3,244,035
Mortgage delivery commitments	(2)	—	(2)	—	—
Total recurring fair value measurement - Liabilities	$(3,792,950)	$—	$(7,036,985)	$—	$3,244,035
(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance
	Agency Obligations
	Three months ended March 31,
	2024	2023
Balance, beginning of the period	$1,228,238	$1,109,029
Transfer of securities from held-to-maturity to available-for-sale	—	—
Provision for credit losses	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(1,148)	480
Purchases	—	—
Settlements	—	—
Balance, end of the period	$1,227,090	$1,109,509

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	391	—	—	391
Total non-recurring assets at fair value	$391	$—	$—	$391

During the period ended March 31, 2024, de minimis amounts were recorded.

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended March 31, 2024 and December 31, 2023, and the reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2024 and December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

As with all advances, when advances are elected under the FVO, they are also fully collateralized through their terms to maturity. We consider our Consolidated obligation debt as high credit quality, highly-rated instruments, and changes in fair values are generally related to changes in interest rates and investor preference, including investor asset allocation strategies. The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the recent past periods, and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

March 31, 2024
Bonds
Balance, beginning of the period	$(3,780,541)
New transactions elected for fair value option	—
Maturities and terminations	900,000
Net gains (losses) on financial instruments held under fair value option	(10,970)
Change in accrued interest/unaccreted balance	(335)
Balance, end of the period	$(2,891,846)

December 31, 2023
Bonds
Balance, beginning of the period	$(4,159,862)
New transactions elected for fair value option	—
Maturities and terminations	480,000
Net gains (losses) on financial instruments held under fair value option	(99,223)
Change in accrued interest/unaccreted balance	(1,456)
Balance, end of the period	$(3,780,541)

March 31,2023
Bonds

Balance, beginning of the period	$(4,159,862)
New transactions elected for fair value option	—
Maturities and terminations	—
Net gains (losses) on financial instruments held under fair value option	(39,378)
Change in accrued interest/unaccreted balance	(7,115)
Balance, end of the period	$(4,206,355)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

Three months ended March 31, 2024
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
	Interest	Changes in	Current Period
	Expense	Fair Value	Earnings
Consolidated obligation bonds	$(18,042)	$(10,970)	$(29,012)

Three months ended March 31, 2023
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
	Interest	Changes in	Current Period
	Expense	Fair Value	Earnings
Consolidated obligation bonds	$(22,671)	$(39,378)	$(62,049)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2024
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$2,993,965	$2,891,846	$(102,119)

	December 31, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$3,893,965	$3,780,541	$(113,424)

	March 31, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$4,373,965	$4,206,355	$(167,610)
(a)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.

Note 19.        Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of March 31, 2024 and December 31, 2023.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes contractual obligations and contingencies (in thousands):

March 31, 2024
Contractual Obligations
Consolidated obligation bonds at par (a)	$93,673,190
Consolidated obligation discount notes at par	56,110,580
Mandatorily redeemable capital stock (a)	6,574
Financing lease (b)	2,498
Premises (Operating Lease) (b)	75,612
Remote backup site	77
Other liabilities (c)	133,798
Total contractual obligations	$150,002,329
Other commitments
Standby letters of credit (d)	$22,326,273
Consolidated obligation bonds/discount notes traded not settled	110,191
Commitments to fund additional advances	50,000
Commitments to fund pension	12,100
Open delivery commitments (MAP)	17,132
Total other commitments	$22,515,696
Total obligations and commitments	$172,518,025
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the Federal Reserve Bank (FRB), and projected payment obligations for pension plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

At March 31, 2024 and December 31, 2023, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating Leases (a)
Right-of-use assets	$53,461	$54,862
Lease Liabilities	$65,407	$67,021
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended March 31,
	2024		2023
Operating Lease Expense	$1,952		$1,952
Operating cash flows - Cash Paid	$2,166		$2,153

	March 31, 2024		December 31, 2023
Weighted Average Discount Rate	3.32%		3.32%
Weighted Average Remaining Lease Term	8.98	Years	9.21	Years

	Remaining maturities through
Operating lease liabilities	March 31, 2024	December 31, 2023
Remainder of 2024	$6,131	$8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
Thereafter	36,844	36,844
Total undiscounted lease payments	76,017	78,183
Imputed interest	(10,610)	(11,162)
Total operating lease liabilities	$65,407	$67,021

Finance Lease:

In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $2.3 million as of March 31, 2024 and December 31, 2023. The finance lease ROU asset was $2.2 million as of March 31, 2024, and $2.3 million as of December 31, 2023.

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

Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2024 and March 31, 2023.

Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2024 and March 31, 2023.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $3.0 million at March 31, 2024 and $3.2 million at December 31, 2023.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million for the three months ended March 31, 2024 and March 31, 2023.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At March 31, 2024 and December 31, 2023, outstanding notional amounts were $3.0 million and $18.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the three months ended March 31, 2024 and March 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three months ended March 31, 2024. In the three months ended March 31, 2023, the FHLBNY borrowed a total of $3.3 billion in overnight loans from other FHLBanks. The borrowings averaged $108.3 million for the three months ended March 31, 2023. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at March 31, 2024 and December 31, 2023. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2024	December 31, 2023
	Related	Related
Assets
Advances	$107,163,563	$108,890,128
Accrued interest receivable	525,590	469,880

Liabilities and capital
Deposits	$2,778,512	$3,481,853
Mandatorily redeemable capital stock	6,574	7,219
Accrued interest payable	162	171
Affordable Housing Program (a)	201,201	187,027

Capital	$8,313,247	$8,244,701
(a)	Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions

	Three months ended March 31,
	2024	2023
	Related	Related
Interest income
Advances	$1,608,245	$1,404,553
Interest-bearing deposits	3	4

Interest expense
Deposits	$35,046	$12,538
Mandatorily redeemable capital stock	170	113
Cash collateral held and other borrowings	—	1,239

Service fees and other	$5,587	$5,023

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

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2024
				Percentage of
				Total Par
			Par	Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Flagstar Bank, N.A. (b)	Hicksville	NY	$21,350,000	19.71%	$273,350	26.39%
Citibank, N.A.	New York	NY	15,500,000	14.31	258,696	24.98
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	12.03	121,104	11.69
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.44	15,854	1.53
Subtotal MetLife, Inc.			14,590,000	13.47	136,958	13.22
Teachers Ins. & Annuity Assoc of America	New York	NY	8,034,800	7.41	91,082	8.79
Equitable Financial Life Insurance Company	New York	NY	7,165,063	6.62	92,024	8.88
Manufacturers and Traders Trust Company	Buffalo	NY	6,500,157	6.00	99,078	9.56
New York Life Insurance Company	New York	NY	3,094,000	2.86	27,383	2.64
Valley National Bank (b)	Morristown	NJ	2,624,804	2.42	25,416	2.45
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.42	20,776	2.01
Guardian Life Insurance Co. of America	New York	NY	1,673,605	1.55	11,170	1.08
Total			$83,151,679	76.77%	$1,035,933	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	A director of Flagstar Bank, N.A. (who had been an officer of that institution through and until February 23, 2024) served on the Board of Directors of the FHLBNY as a Member Director through and until March 11, 2024. An officer of Valley National Bank served on the Board of Directors of the FHLBNY as a Member Director throughout the entire quarter.

	December 31, 2023
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,500,000	17.76%	$984,342	28.99%
Flagstar Bank, N.A. (b)	Hicksville	NY	17,850,000	16.26	553,872	16.31
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	11.87	474,764	13.98
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.42	56,402	1.66
Subtotal MetLife, Inc.			14,590,000	13.29	531,166	15.64
Equitable Financial Life Insurance Company	New York	NY	7,615,063	6.93	403,051	11.87
Teachers Ins. & Annuity Assoc of America	New York	NY	7,035,500	6.41	249,296	7.34
Manufacturers and Traders Trust Company	Buffalo	NY	5,000,159	4.55	278,246	8.19
New York Life Insurance Company	New York	NY	3,063,000	2.79	96,367	2.84
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.39	83,396	2.46
Valley National Bank (b)	Wayne	NJ	2,539,804	2.31	142,160	4.19
Kearny Bank	Fairfield	NJ	1,667,500	1.52	73,652	2.17
Total			$81,480,276	74.21%	$3,395,548	100.00%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	March 31, 2023
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Flagstar Bank, N.A. (b)	Hicksville	NY	$17,200,000	13.50%	$151,904	18.60%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,735,000	10.78	103,871	12.72
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.22	11,782	1.44
Subtotal MetLife, Inc.			15,290,000	12.00	115,653	14.16
Citibank, N.A.	New York	NY	14,000,000	10.99	205,209	25.12
Signature Bridge Bank, N.A. (c)	New York	NY	10,183,738	7.99	59,587	7.29
Equitable Financial Life Insurance Company	New York	NY	8,366,063	6.56	90,526	11.08
Valley National Bank (b)	Wayne	NJ	7,738,000	6.07	38,000	4.65
Teachers Ins. & Annuity Assoc of America	New York	NY	6,722,500	5.28	63,162	7.73
Manufacturers and Traders Trust Company	Buffalo	NY	6,000,166	4.71	56,344	6.90
Goldman Sachs Bank USA	New York	NY	4,400,000	3.45	11,262	1.38
New York Life Insurance Company	New York	NY	3,013,000	2.36	25,239	3.09
Total			$92,913,467	72.91%	$816,886	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of these members served on the Board of Directors of the FHLBNY as a Member Director.
(c)	A Member institution Signature Bank was taken into possession by their regulator, the New York State Department of Financial Services and placed into receivership with the FDIC. Signature Bridge Bank, N.A. was created by the FDIC to assume Signature Bank's assets and deposits on March 12, 2023. Signature Bank's outstanding commitments to the FHLBNY were transferred to Signature Bridge Bank, N.A. and were paid off in July, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 21, 2024 (the “2023 Annual Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of our 2023 Annual Report, and the risks set forth below:

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	66-67
1.1	Financial Condition	68
2.1 - 2.8	Advances	70-75
3.1 - 3.8	Investments	76-80
4.1 - 4.3	Mortgage Loans	81-82
5.1 - 5.10	Consolidated Obligations	83-87
6.1 - 6.4	Capital	87-89
7.1	Derivatives	89-91
8.1 – 8.3	Liquidity	92-92
9.1 - 9.11	Results of Operations	95-104
10.1	Assessments	105

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent 2023 Form 10-K filed on March 21, 2024.

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

The Bank’s performance is based on our ability to successfully execute on our foundational liquidity mission and is reflected in our strong results for the first quarter of 2024.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. The Finance Agency provided an update on its plan to implement “FHLBank System 100; Focusing on the Future” report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development. The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities.

First Quarter 2024 Financial Results

Net income — Net income for the first quarter of 2024 was $220.5 million, an increase of $22.0 million, or 11.1%, from net income of $198.5 million for the same period in 2023. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for the first quarter of 2024 was $265.0 million, an increase of $35.3 million, or 15.4%, from $229.7 million for the same period in 2023. This increase was primarily attributed to increases in yields on interest-earning assets of 84 basis points and in average earning assets balances of $5.7 billion to $169.4 billion in the 2024 first quarter compared with $163.7 billion in the same period in 2023. Average advances balances decreased $4.0 billion to $111.5 billion in the 2024 first quarter, down from $115.5 billion in the 2023 first quarter. In the first quarter of 2024, the Bank benefited from this increase in yields and drove growth in return on capital. Net interest spread decreased to 34 basis points in the first quarter of 2024 compared to 35 basis points in the same period in 2023.

Return on average equity (ROE) for the first quarter of 2024 was 10.58%, compared to ROE of 9.61% for the same period in 2023.

Other income (loss) — Other income (loss) decreased by $5.2 million, resulting from a smaller gain of $35.9 million in the first quarter of 2024 compared to a gain of $41.0 million in the same period of 2023. Primary components are summarized below:

●	Financial instruments carried at fair values — FVO instruments reported fair value losses of $11.0 million and $39.4 million in the first quarter of 2024 and 2023 respectively.
●	Derivative activities reported gains in Other income of $87.6 million in the first quarter of 2024 and losses of $31.8 million in the first quarter of 2023. The gains were primarily from Interest rate swaps designated as economic hedges of fixed-rate treasury securities. The fair value on Interest rate swaps in economic hedges largely offset the marked-to-market valuation losses of the portfolio of U.S. Treasury securities held for liquidity.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market losses of $50.7 million in the first quarter of 2024 and gains of $101.9 million in the first quarter of 2023. The marked-to-market losses were largely offset by fair value changes on the standalone interest rate swaps in economic hedges of the fixed-rate treasury securities.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net gains of $4.6 million in the first quarter of 2024, compared to net gains of $4.3 million in the same period of the prior year.

Other expenses were $56.3 million for the first quarter of the current year, compared to $50.1 million for the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from Net income were $24.5 million for the first quarter of the current year, compared to $22.1 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were proportional with changes in Net income.

Dividend payments — A quarterly cash dividend of $2.46 per share (9.75% annualized) was paid in the first quarter of the current year, compared to $1.89 per share (7.50% annualized) in the same period of the prior year.

Financial Condition — March 31, 2024 compared to December 31, 2023

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $159.6 billion at March 31, 2024 up from $158.3 billion at December 31, 2023, an increase of $1.3 billion, or 0.8%. As of March 31, 2024, advances were $107.2 billion, a decrease of $1.7 billion, or 1.6%, from $108.9 billion at December 31, 2023.

Cash at banks was $46.4 million at March 31, 2024, compared to $48.2 million at December 31, 2023.

Liquidity investments — Money market investments at March 31, 2024 were $13.7 billion in federal funds sold and $5.7 billion in overnight resale agreements. At December 31, 2023, money market investments were $9.6 billion in federal funds sold and $7.8 billion in overnight resale agreements. Balances increased, as we continue to ensure an ample supply of funds to meet liquidity demands. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.8 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $5.9 billion at March 31, 2024 and December 31, 2023.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $8.0 billion at March 31, 2024 and $7.9 billion at March 31, 2023 of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable. The Finance Agency issued a Liquidity Advisory Bulletin in 2018 that defined liquidity levels to be maintained within certain ranges. We also have other liquidity measures in place such as deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at March 31, 2024 to $108.3 billion, compared to $109.8 billion at December 31, 2023. Short-term fixed-rate advances decreased by 21.2% to $10.3 billion at March 31, 2024, down from $13.0 billion at December 31, 2023. ARC advances, which are adjustable-rate borrowings, increased by 16.9% to $41.7 billion at March 31, 2024, compared to $35.7 billion at December 31, 2023. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $384.7 million and $396.1 million at March 31, 2024 and December 31, 2023, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.6 billion and $7.5 billion at March 31, 2024 and December 31, 2023, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at March 31, 2024, slightly lower than the balance at December 31, 2023.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.8 billion and $11.7 billion at March 31, 2024 and December 31, 2023, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.5 million on private-label MBS at March 31, 2024 and December 31, 2023.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at March 31, 2024 and December 31, 2023. Allowance for credit losses on State and local housing finance agency obligations in the HTM portfolio was $0.1 million at March 31, 2024, slightly lower than the balance at December 31, 2023.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $96.2 million at March 31, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.7 billion at March 31, 2024, a decrease of $35.7 million from the balance at December 31, 2023. Unpaid principal balance of MAP loans stood at $488.4 million at March 31, 2024 compared to $442.1 million at December 31, 2023.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2024, were lower than December 31, 2023. Allowance for credit losses decreased to $2.9 million at March 31, 2024 compared to $3.3 million at December 31, 2023.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.4 billion at both March 31, 2024 and December 31, 2023. Required risk-based capital was $1.2 billion at March 31, 2024 compared to $1.4 billion at December 31, 2023. To support $159.6 billion of total assets at March 31, 2024, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.4 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At March 31, 2024 balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity, unchanged from December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2024	2023	2023	2023	2023
Investments (a)	$49,326	$46,359	$39,955	$59,806	$56,765
Advances	107,164	108,890	101,488	108,573	126,251
Mortgage loans held-for-portfolio, net (b)	2,191	2,180	2,165	2,139	2,094
Total assets	159,630	158,333	144,421	171,408	185,937
Deposits and borrowings	2,779	3,482	2,721	2,927	3,782
Consolidated obligations, net
Bonds	92,534	97,569	96,374	101,049	112,475
Discount notes	54,881	47,907	36,397	57,912	59,922
Total consolidated obligations	147,415	145,476	132,771	158,961	172,397
Mandatorily redeemable capital stock	7	7	7	7	6
AHP liability	201	187	171	159	144
Capital
Capital stock	5,986	6,050	5,750	6,362	6,860
Retained earnings
Unrestricted	1,310	1,277	1,291	1,288	1,238
Restricted	1,105	1,061	1,030	994	951
Total retained earnings	2,415	2,338	2,321	2,282	2,189
Accumulated other comprehensive income (loss)	(88)	(143)	(189)	(126)	(182)
Total capital	8,313	8,245	7,882	8,518	8,867
Equity to asset ratio (c)(j)	5.21%	5.21%	5.46%	4.97%	4.77%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2024	2023	2023	2023	2023
Investments (a)	$54,952	$48,912	$47,125	$57,880	$44,793
Advances	111,466	103,172	100,026	122,518	115,452
Mortgage loans held-for-portfolio, net	2,188	2,173	2,150	2,122	2,099
Total assets	170,379	156,384	151,570	184,653	166,562
Interest-bearing deposits and other borrowings	2,703	3,311	3,044	2,825	3,060
Consolidated obligations, net
Bonds	98,350	101,253	96,223	108,638	98,634
Discount notes	58,790	41,548	41,562	62,001	53,910
Total consolidated obligations	157,140	142,801	137,785	170,639	152,544
Mandatorily redeemable capital stock	7	7	9	7	6
AHP liability	192	171	162	146	136
Capital
Capital stock	6,171	5,821	5,777	6,762	6,390
Retained earnings
Unrestricted	1,268	1,268	1,270	1,235	1,185
Restricted	1,078	1,042	1,007	965	924
Total retained earnings	2,346	2,310	2,277	2,200	2,109
Accumulated other comprehensive income (loss)	(132)	(213)	(147)	(167)	(119)
Total capital	8,385	7,918	7,907	8,795	8,380

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions, except earnings and dividends per share, and headcount)	2024	2023	2023	2023	2023
Net income	$220	$155	$182	$215	$199
Net interest income (d)	265	248	242	275	230
Dividends paid in cash (e)	143	138	143	122	106
AHP expense	25	17	20	24	22
Return on average equity (f)(g)(j)	10.58%	7.76%	9.13%	9.84%	9.61%
Return on average assets (g)(j)	0.52%	0.39%	0.48%	0.47%	0.48%
Other non-interest income (loss)	36	6	12	18	41
Operating expenses (h)	48	55	45	44	44
Finance Agency and Office of Finance expenses	5	5	5	5	5
Total other expenses (k)	56	82	52	52	50
Operating expenses ratio (g)(i)(j)	0.11%	0.14%	0.12%	0.10%	0.11%
Earnings per share	$3.57	$2.70	$3.15	$3.19	$3.11
Dividends per share	$2.46	$2.39	$2.12	$1.91	$1.89
Headcount (Full/part time) (l)	362	345	341	335	333
(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $2.9 million, $3.3 million, $3.4 million, $3.5 million, and $1.8 million for the periods ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(l)	The Bank increased headcount to enhance its infrastructure including risk management and technology.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2024	December 31, 2023	dollar amount	percentage
Assets
Cash and due from banks	$46,433	$48,198	$(1,765)	(3.66)%
Interest-bearing deposits	2,805,000	1,945,000	860,000	44.22
Securities purchased under agreements to resell	5,670,000	7,820,000	(2,150,000)	(27.49)
Federal funds sold	13,745,000	9,640,000	4,105,000	42.58
Trading securities	5,850,389	5,886,421	(36,032)	(0.61)
Equity Investments	96,151	91,879	4,272	4.65
Available-for-sale securities	9,210,694	9,106,743	103,951	1.14
Held-to-maturity securities	11,948,409	11,869,328	79,081	0.67
Advances	107,163,563	108,890,128	(1,726,565)	(1.59)
Mortgage loans held-for-portfolio	2,191,240	2,179,766	11,474	0.53
Accrued interest receivable	647,563	581,608	65,955	11.34
Premises, software, and equipment	71,895	74,043	(2,148)	(2.90)
Operating lease right-of-use assets	53,461	54,862	(1,401)	(2.55)
Financing lease right-of-use assets	2,199	2,317	(118)	(5.09)
Derivative assets	111,366	125,202	(13,836)	(11.05)
Other assets	16,489	17,704	(1,215)	(6.86)
Total assets	$159,629,852	$158,333,199	$1,296,653	0.82%

Liabilities
Deposits
Interest-bearing demand	$2,770,619	$3,472,477	$(701,858)	(20.21)%
Non-interest-bearing demand	7,893	9,376	(1,483)	(15.82)
Total deposits	2,778,512	3,481,853	(703,341)	(20.20)
Consolidated obligations
Bonds	92,533,788	97,569,062	(5,035,274)	(5.16)
Discount notes	54,880,897	47,906,908	6,973,989	14.56
Total consolidated obligations	147,414,685	145,475,970	1,938,715	1.33
Mandatorily redeemable capital stock	6,574	7,219	(645)	(8.93)
Accrued interest payable	681,348	716,021	(34,673)	(4.84)
Affordable Housing Program	201,201	187,027	14,174	7.58
Derivative liabilities	32,743	12,409	20,334	163.86
Other liabilities	133,798	138,658	(4,860)	(3.51)
Operating lease liabilities	65,407	67,021	(1,614)	(2.41)
Financing lease liabilities	2,337	2,320	17	0.73
Total liabilities	151,316,605	150,088,498	1,228,107	0.82
Capital	8,313,247	8,244,701	68,546	0.83
Total liabilities and capital	$159,629,852	$158,333,199	$1,296,653	0.82%

Balance Sheet overview March 31, 2024 and December 31, 2023

Total assets increased to $159.6 billion at March 31, 2024 from $158.3 billion at December 31, 2023, an increase of $1.3 billion, or 0.8%.

Cash at banks was $46.4 million at March 31, 2024, compared to $48.2 million at December 31, 2023.

Money market investments at March 31, 2024 were $13.7 billion in federal funds sold and $5.7 billion in overnight resale agreements. At December 31, 2023, money market investments were $9.6 billion in federal funds sold and $7.8 billion in overnight resale agreements. Balances increased as we continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $19.7 billion, $17.0 billion and $14.5 billion in the first quarter of 2024, the fourth quarter of 2023 and the first quarter of 2023, respectively. Resale agreements averaged $5.4 billion, $3.3 billion and $4.2 billion in the first quarter of 2024, the fourth quarter of 2023 and the first quarter of 2023, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.8 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively.

Advances — Par balances decreased at March 31, 2024 to $108.3 billion, compared to $109.8 billion at December 31, 2023. Short-term fixed-rate advances decreased by 21.2% to $10.3 billion at March 31, 2024, down from $13.0 billion at December 31, 2023. ARC advances, which are adjustable-rate borrowings, increased by 16.9% to $41.7 billion at March 31, 2024, compared to $35.7 billion at December 31, 2023.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $384.7 million at March 31, 2024 and $396.1 million at December 31, 2023. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $7.6 billion at March 31, 2024 and $7.5 billion at December 31, 2023. We acquired $0.6 billion (par) of fixed-rate GSE-issued MBS in the first quarter of 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at March 31, 2024, slightly lower than the balance at December 31, 2023.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.8 billion at March 31, 2024 and $11.7 billion at December 31, 2023. We acquired $0.7 billion (par) of floating-rate and $0.1 billion (par) of fixed-rate GSE-issued MBS in the first quarter of 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at March 31, 2024 and December 31, 2023.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At March 31, 2024 and December 31, 2023, trading investments were $5.9 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $96.2 million at March 31, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.7 billion at March 31, 2024, a decrease of $35.7 million from the balance at December 31, 2023. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $488.4 million at March 31, 2024, an increase of $46.3 million from the balance at December 31, 2023. Paydowns for the total portfolio for three months ended March 31, 2024 were $42.8 million compared to $39.8 million for the same period in 2023. Acquisitions for the three months ended March 31, 2024 were $54.7 million compared to $27.6 million for the same period in 2023. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With increasing interest rates, refinancing and home sales are declining, fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at March 31, 2024 were lower than December 31, 2023. Allowance for credit losses decreased to $2.9 million at March 31, 2024 compared to $3.3 million at December 31, 2023.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.4 billion at both March 31, 2024 and December 31, 2023. Required risk-based capital was $1.2 billion at March 31, 2024 compared to $1.4 billion at December 31, 2023. To support $159.6 billion of total assets at March 31, 2024, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.4 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2024 balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity, unchanged from December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2024 included $31.7 million as demand cash balances at the FRBNY, $19.4 billion in short-term and overnight investments in the federal funds and resale agreements, and $8.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality and readily marketable.

We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Replacement of London Interbank Offered Rates (LIBOR) — The FHLBNY has transitioned all LIBOR-indexed instruments and has no LIBOR exposure at December 31, 2023.

Advances

Our primary business is making collateralized loans to members, referred to as advances. Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding. This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy. Members may choose to prepay advances (which may generate prepayment fees) based on their expectations of interest rate changes and demand for liquidity.

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

Interest rate hedging and basis adjustments — A significant percentage of fixed-rate, longer-term advances and all putable advances were designated under an ASC 815 fair value accounting hedge. From time to time, certain advances are hedged by interest rate swaps in economic hedges and the fair value option (FVO) is elected on an instrument-by-instrument basis for advances.

Carrying values of advances outstanding were $107.2 billion at March 31, 2024 and $108.9 billion at December 31, 2023. Carrying values included cumulative hedging basis adjustment losses of $1.1 billion at March 31, 2024 and $0.9 billion at December 31, 2023.

Table 2.1    Advance Trends

Member demand for advance products

Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses.

Our regulator, the Federal Housing Finance Agency (FHFA), has a tangible capital requirement for members that differs from their primary regulators’ definition. If a member has negative tangible capital, primarily as a result of negative fair value marks on investment securities held as ‘Available for Sale’ due to a rise in interest rates, the Bank is not permitted to extend a new advance, unless the member’s appropriate federal banking agency or state insurance regulator requests in writing that the Bank make such advance. Further, advance renewals to this member would be limited to a maximum term of 30 days; the 30-day renewals may continue unless we are directed in writing by the member’s primary regulator to stop. At this time, only a few of our members may not be meeting the FHFA’s tangible capital requirements. While this issue is not viewed as a material risk to the Bank, it is possible that the Bank may lose some advance business to other liquidity providers in cases where FHFA tangible capital violations occur or appear imminent. The Bank’s business reputation with its members and our reputation as a reliable provider of liquidity with our members’ primary regulators may also be harmed. The Bank continues to monitor this situation, including the impact of rising interest rates on our members’ tangible capital and any future actions that the regulators may take.

The FHFA in its ‘FHLBank System at 100: Focusing on the Future’ report (“System 100 Report”) released in November 2023 stated that the FHFA has communicated its expectation that the FHLBanks revisit their policies, procedures, and systems for evaluating the financial condition of members. The System 100 Report also stated that the FHLBanks must evaluate members' financial condition and ability to repay advances and noted that while pledged collateral may protect an FHLBank against risk of loss, it only serves as a backup source of repayment if the member cannot repay the advance. The report further stated that the FHFA is initiating multiple actions to strengthen member risk management by the FHLBanks. The System 100 Report emphasized that the FHLBanks are not “lenders of last resort” and need to coordinate with members’ primary regulators and the Federal Reserve Banks to facilitate the transition of troubled members to the Federal Reserve’s discount window. These comments from the FHFA and potential related actions by policy makers or member regulators may cause financially healthy members to reduce their advances and make it more difficult for the Bank to provide liquidity in support of members that are experiencing temporary liquidity difficulties.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$41,688,390	38.48%	$35,663,390	32.49%
Fixed-Rate Advances	50,622,171	46.74	53,024,265	48.29
Short-Term Advances	10,289,054	9.50	13,049,894	11.89
Mortgage Matched Advances	439,859	0.41	421,544	0.38
Overnight & Line of Credit (OLOC) Advances	2,231,120	2.06	4,516,962	4.11
All other categories	3,042,261	2.81	3,119,096	2.84
Total par value	108,312,855	100.00%	109,795,151	100.00%
Advance discounts	(8,607)		(7,878)
Hedge valuation basis adjustments	(1,140,685)		(897,145)
Total	$107,163,563		$108,890,128

Member Pledged Collateral

Member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY. Eligible collateral includes: (1) one-to-four-family mortgages; (2) multi-family & commercial real estate mortgages; (3) Treasury and U.S. government agency securities; (4) private - label commercial mortgage-backed securities; and (5) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value, can be liquidated in due course, and the Bank has the ability to perfect its security interest. The FHLBNY also has a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members. The FHLBNY’s loan and collateral agreements give the Bank security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY. FHLBNY may supplement this security interest by imposing additional collateral delivery requirements on our member borrowers based on the overall financial strength of the member. To ensure that the FHLBNY has sufficient collateral to cover credit extensions, the FHLBNY has established a Collateral Lendable Value methodology. This methodology ensures that the FHLBNY remains fully collateralized by establishing risk-based lendable values for each pledged collateral type. These lendable values are periodically reassessed to ensure that they are reflective of current market conditions.

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
March 31, 2024	$108,312,855	$22,425,372	$130,738,227	$365,751,632	$69,373,750	$435,125,382
December 31, 2023	$109,795,151	$20,939,733	$130,734,884	$358,853,921	$70,552,994	$429,406,915
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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
March 31, 2024	$70,743,756	$364,381,626	$435,125,382
December 31, 2023	$71,812,944	$357,593,971	$429,406,915

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$65,952,465	60.89%	$73,209,674	66.68%
Variable-rate (b)	42,360,390	39.11	36,585,390	33.32
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	87	—
Total par value	108,312,855	100.00%	109,795,151	100.00%
Advance discounts	(8,607)		(7,878)
Hedge valuation basis adjustments	(1,140,685)		(897,145)
Total	$107,163,563		$108,890,128
(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at March 31, 2024, with only 5.9% of advances in the remaining maturity bucket of greater than 5 years (6.4% at December 31, 2023). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances, which historically have been indexed to LIBOR and now are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.
(c)	Category represents ARCs with options that “cap” increase or “floor” decrease in the benchmark index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	March 31, 2024		December 31, 2023		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$37,626,254	34.74%	$42,366,512	38.59%	$(4,740,258)	(11.19)%
Due after 1 year through 3 years	14,016,442	12.94	13,976,570	12.72	39,872	0.29
Due after 3 years through 5 years	8,011,868	7.40	9,536,618	8.69	(1,524,750)	(15.99)
Due after 5 years through 15 years	4,571,092	4.22	4,386,479	4.00	184,613	4.21
Thereafter	—	—	—	—	—	NM
Total principal amount	64,225,656	59.30	70,266,179	64.00	(6,040,523)	(8.60)

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	231,450	0.21	181,450	0.17	50,000	27.56
Due after 3 years through 5 years	203,000	0.19	738,000	0.67	(535,000)	(72.49)
Due after 5 years through 15 years	852,500	0.79	1,602,500	1.46	(750,000)	(46.80)
Thereafter	—	—	—	—	—	NM
Total principal amount	1,286,950	1.19	2,521,950	2.30	(1,235,000)	(48.97)

Variable-rate
Due in 1 year or less	26,620,390	24.58	22,845,390	20.81	3,775,000	16.52
Due after 1 year through 3 years	11,240,000	10.38	8,727,000	7.95	2,513,000	28.80
Due after 3 years through 5 years	3,500,000	3.23	4,013,000	3.65	(513,000)	(12.78)
Due after 5 years through 15 years	1,000,000	0.92	1,000,000	0.91	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	42,360,390	39.11	36,585,390	33.32	5,775,000	15.78

Variable-rate, callable or prepayable (a)
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	—	—	—	—	—	NM

Other (b)
Due in 1 year or less	79,647	0.07	76,940	0.07	2,707	3.52
Due after 1 year through 3 years	147,230	0.14	145,209	0.13	2,021	1.39
Due after 3 years through 5 years	209,436	0.19	195,459	0.18	13,977	7.15
Due after 5 years through 15 years	3,409	—	3,731	—	(322)	(8.63)
Thereafter	137	—	206	—	(69)	(33.50)
Total principal amount	439,859	0.40	421,545	0.38	18,314	4.34

Overdrawn and overnight deposit accounts	—	—	87	—	(87)	(100.00)
Total principal amount advances	108,312,855	100.00%	109,795,151	100.00%	(1,482,296)	(1.35)%
Other adjustments, net (c)	(1,149,292)		(905,023)		(244,269)
Total advances	$107,163,563		$108,890,128		$(1,726,565)
(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.

(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	March 31, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullets (a)	$48,105,842	$49,092,527
Fixed-rate putable (b)	1,286,950	2,521,950
Fixed-rate with embedded cap	—	—
Total qualifying hedges	$49,392,792	$51,614,477

Aggregate par amount of advances hedged (c)	$49,874,092	$53,922,377
Fair value basis (hedging adjustments)	$(1,140,685)	$(897,145)
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — We issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At March 31, 2024 and December 31, 2023, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	March 31, 2024	December 31, 2023
Putable (a)	$1,286,950	$2,521,950
No-longer putable/callable	$—	$—
(a)

Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued). Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies. We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs. Investments in the trading portfolio are typically U.S. Treasury securities, and from time to time we have also invested in GSE-issued securities, all carried at their fair values. The Finance Agency prohibits speculative investments but allows the designation of a trading portfolio for liquidity purposes. We may dispose of such investments if we do not need them for liquidity purposes and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2024	2023	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,227,090	$1,228,238	$(1,148)	(0.09)%
Held-to-maturity securities, at carrying value, net	165,587	166,062	(475)	(0.29)
Total HFA securities	1,392,677	1,394,300	(1,623)	(0.12)

Trading securities (b)	5,850,389	5,886,421	(36,032)	(0.61)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	7,983,604	7,878,505	105,099	1.33
Held-to-maturity securities, at carrying value, net (c)	11,782,822	11,703,266	79,556	0.68
Total MBS securities	19,766,426	19,581,771	184,655	0.94

Equity investments in Grantor trusts (d)	96,151	91,879	4,272	4.65
Interest-bearing deposits	2,805,000	1,945,000	860,000	44.22
Securities purchased under agreements to resell	5,670,000	7,820,000	(2,150,000)	(27.49)
Federal funds sold	13,745,000	9,640,000	4,105,000	42.58
Total Investments	$49,325,643	$46,359,371	$2,966,272	6.40%
(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions of State and local housing finance agency bonds for the three months ending March 31, 2024 and paydowns were $0.5 million in the HTM portfolio for the same period.

(b)

Trading securities comprised of U.S. Treasury securities at March 31, 2024 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. There were no new purchase of trading securities in the first quarter of 2024.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	March 31, 2024			December 31, 2023
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,349,845	$2,332,270	28.27%	$2,261,695	$2,242,039	27.43%
Freddie Mac	17,375,165	17,022,527	209.01	17,276,218	16,967,872	209.54
Ginnie Mae	6,395	6,395	0.08	6,563	6,563	0.08
All Others - PLMBS	35,021	37,267	0.42	37,295	40,199	0.45
Non-MBS, net (b)	1,392,677	1,380,594	16.75	1,394,300	1,381,971	16.91
Total Investment Debt Securities	$21,159,103	$20,779,053	254.53%	$20,976,071	$20,638,644	254.41%

Categorized as:

Available-for-Sale Securities	$9,210,694	$9,210,694		$9,106,743	$9,106,743

Held-to-Maturity Securities, net	$11,948,409	$11,568,359		$11,869,328	$11,531,901
(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	March 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,748,796	$23,667	$208	$10,037	$11,782,822
State and local housing finance agency obligations	—	165,587	—	—	—	165,587
Total Long-term securities	$114	$11,914,383	$23,667	$208	$10,037	$11,948,409

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,666,992	$25,831	$224	$10,105	$11,703,266
State and local housing finance agency obligations	—	166,062	—	—	—	166,062
Total Long-term securities	$114	$11,833,054	$25,831	$224	$10,105	$11,869,328

See footnotes (a) and (b) under Table 4.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	March 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,983,604	$—	$—	$—	$7,983,604
State and local housing finance agency obligations	167,693	1,059,397	—	—	—	1,227,090
Total Long-term securities	$167,693	$9,043,001	$—	$—	$—	$9,210,694

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,878,505	$—	$—	$—	$7,878,505
State and local housing finance agency obligations	168,025	1,060,213	—	—	—	1,228,238
Total Long-term securities	$168,025	$8,938,718	$—	$—	$—	$9,106,743

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2024		December 31, 2023
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$710,582	3.12%	$536,177	3.32%
Due after one year through five years	7,339,446	3.64	6,791,088	3.71
Due after five years through ten years	8,430,976	3.48	9,144,239	3.39
Due after ten years	3,455,575	5.41	3,318,297	5.35
Total Mortgage-backed securities	$19,936,579	3.86%	$19,789,801	3.83%
(a)	Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	March 31, 2024	December 31, 2023
Current face value of hedged CMBS	$6,920,604	$6,720,604
Partial-term hedge face value of hedged CMBS	$6,222,000	$6,040,000
Cumulative basis adjustment gains (losses)	$(625,816)	$(505,344)
Interest rate swap contracts (par)	$6,222,000	$6,040,000

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $5.7 billion at March 31, 2024 and $7.8 billion at December 31, 2023. Resale agreements averaged $5.4 billion and $3.3 billion in the first quarter of 2024, and the fourth quarter of 2023, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $13.7 billion at March 31, 2024, and $9.6 billion at December 31, 2023, and averaged $19.7 billion and $17.0 billion in the first quarter of 2024 and the fourth quarter of 2023, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	March 31, 2024	December 31, 2023
Par value	$6,325,925	$6,325,925
Amortized cost	$6,163,135	$6,148,424
Carrying/Fair value	$5,850,389	$5,886,421

The Finance Agency prohibits speculative investments but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio. We may dispose of such investments if we do not need them for liquidity purposes and market conditions deem the sale as advantageous. For more information about fair values of securities in the trading portfolio, see Note 5. Trading Securities in the Notes to the Financial Statements.

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	March 31, 2024	December 31, 2023
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$6,325,925	$6,325,925
Par amounts of interest rate swaps	$6,325,925	$6,325,925
(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.2 billion at March 31, 2024, an increase of $10.6 million (net of acquisitions and paydowns) from the balance at December 31, 2023. Mortgage loan balances increased due to an increase in acquisitions. During 2024, the Bank purchased $54.7 million of mortgage loans from members and paydowns were $42.8 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at March 31, 2024 were lower than December 31, 2023. Allowance for credit losses was $2.9 million at March 31, 2024, and $3.3 million at December 31, 2023.

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the MAP as a secondary market outlet for its Participating Financial Institution (PFI) members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

Mortgage Partnership Finance Program — We invested in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institution (PFI). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional and government insured i.e., insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans. The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    Mortgage Loans by Conventional and Insured Loans

	March 31, 2024	December 31, 2023
Federal Housing Administration and Veteran Administration insured loans	$124,887	$127,147
Conventional loans	2,069,238	2,055,920
Allowance for credit losses on mortgage loans	(2,885)	(3,301)
Total mortgage loans held-for-portfolio, net (a)	$2,191,240	$2,179,766
(a)	Includes MAP portfolio balance of $496.7 million as of March 31, 2024 and $449.2 million as of December 31, 2023 which were not included in this table previously.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 4.2    Geographic Concentration of Mortgage Loans

	March 31, 2024		December 31, 2023
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	72.4%	66.4%	72.7%	67.1%

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	March 31, 2024
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$170,623	7.90%
Teachers Federal Credit Union	165,527	7.66
Watertown Savings Bank	125,530	5.81
Citizens Bank, N.A.(a)	117,180	5.42
Webster Bank, N.A.(b)	110,540	5.11
All Others	1,471,557	68.10
Total (c)	$2,160,957	100.00%

	December 31, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$174,018	8.09%
Teachers Federal Credit Union	168,031	7.81
Watertown Savings Bank	127,205	5.92
Citizens Bank, N.A. (a)	119,874	5.57
Manasquan Bank	115,181	5.36
All Others	1,446,071	67.25
Total (c)	$2,150,380	100.00%
(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	FHLBNY member Sterling National Bank merged into a non-member institution, Webster Bank, N.A., on February 1, 2022. As a result, Sterling National Bank is no longer a member of the FHLBNY.
(c)	Includes MPF unpaid principal balances of $1.7 billion as of March 31, 2024 and $1.7 billion as of December 31, 2023, and MAP unpaid principal balances of $0.5 billion as of March 31, 2024 and $0.4 billion as of December 31, 2023.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $147.4 billion and $145.5 billion at March 31, 2024 and December 31, 2023, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds (CO bonds or Consolidated obligation bonds) was $92.5 billion (par, $93.7 billion) at March 31, 2024, compared to $97.6 billion (par, $98.6 billion) at December 31, 2023. The carrying value of Consolidated obligation discount notes outstanding was $54.9 billion at March 31, 2024 and $47.9 billion at December 31, 2023.

Interest rate hedging — Significant amounts of CO bonds have been designated under an ASC 815 fair value accounting hedge. From time to time, certain CO bonds were hedged by interest rate swaps in economic hedges; additionally, we have also hedged the anticipatory issuance of fixed-rate CO bonds in a cash flow hedge under ASC 815. Certain CO bonds were elected under the FVO. As a result of hedging elections under ASC 815 and the elections under the FVO, carrying values of CO bonds included valuation basis adjustments. For more information about valuation basis adjustments on CO bonds, see Table 5.1 CO Bonds by Type.

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

SOFR CO Bonds — The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $31.3 billion at March 31, 2024 and $26.3 billion at December 31, 2023.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$33,065,060	35.30%	$33,066,960	33.52%
Fixed-rate, callable	26,073,130	27.83	35,735,130	36.23
Step Up, callable	3,178,000	3.39	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	—	—	200,000	0.20
Single-index floating rate	31,305,000	33.42	26,118,500	26.48
Total par value	93,673,190	100.00%	98,645,590	100.00%

Bond premiums	78,070		81,218
Bond discounts	(24,929)		(24,665)
Hedge valuation basis adjustments (a)	(1,195,856)		(1,126,343)
Hedge basis adjustments on de-designated hedges (b)	105,432		106,686
FVO (c) - valuation adjustments and accrued interest	(102,119)		(113,424)
Total Consolidated obligation bonds	$92,533,788		$97,569,062

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $1.2 billion at March 31, 2024 and $1.1 billion at December 31, 2023. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.

(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

Hedge volume — Tables 5.2 – 5.4 provide information with respect to par amounts of CO bonds based on accounting designation: (1) under hedge qualifying rules; (2) under the FVO; and (3) as an economic hedge.

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a Fair value ASC 815 qualifying hedge.

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	March 31, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullet bonds	$21,043,920	$19,960,020
Fixed-rate callable bonds	27,754,130	37,173,130
	$48,798,050	$57,133,150

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2024	December 31, 2023
Bonds designated under FVO	$2,993,965	$3,893,965

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (a) (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2024	December 31, 2023
Bonds designated as economically hedged
Fixed-rate bonds (b)	$987,000	$1,460,000
(a)	At March 31, 2024 and December 31, 2023, there were no basis swaps outstanding.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	March 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$66,372,115	70.85%	$77,561,045	78.63%
Due or callable after one year through two years	15,787,630	16.85	9,312,850	9.44
Due or callable after two years through three years	5,096,955	5.44	5,131,155	5.20
Due or callable after three years through four years	1,298,380	1.39	1,676,385	1.70
Due or callable after four years through five years	2,806,365	3.00	2,450,705	2.48
Thereafter	2,311,745	2.47	2,513,450	2.55
Total par value	$93,673,190	100.00%	$98,645,590	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2024	December 31, 2023
Callable	$29,303,130	$39,460,130
Non-Callable	$64,370,060	$59,185,460

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	March 31, 2024	December 31, 2023
Par value	$56,110,580	$48,657,920
Amortized cost	$54,939,651	$47,914,413
Hedge value basis adjustments (a)	(57,830)	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(924)	(142)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$54,880,897	$47,906,908
Weighted average interest rate	4.98%	5.17%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $48.7 billion and $43.4 billion were hedged under ASC 815 qualifying fair value hedges at March 31, 2024 and December 31, 2023, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at March 31, 2024 and December 31, 2023.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2024	December 31, 2023
Discount notes hedged under qualifying hedge	$48,698,650	$43,431,306

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2024	December 31, 2023
Discount notes designated as economic hedges (a)	$1,906,382	$886,789
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2024	December 31, 2023
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,608,000
(a)

Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 8 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to variable-rate instruments. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. No CO discount notes were elected under the FVO at March 31, 2024 and December 31, 2023.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $681.3 million at March 31, 2024 and $716.0 million at December 31, 2023. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $133.8 million at March 31, 2024 and $138.7 million at December 31, 2023. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1    Stockholders’ Capital

	March 31, 2024	December 31, 2023
Capital Stock (a)	$5,986,463	$6,049,570
Unrestricted retained earnings (b)	1,309,925	1,276,583
Restricted retained earnings (c)	1,105,179	1,061,081
Accumulated Other Comprehensive Income (Loss)	(88,320)	(142,533)
Total Capital	$8,313,247	$8,244,701
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

(c)

Restricted retained earnings — Restricted retained earnings balance at March 31, 2024 has grown to $1.1 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at March 31, 2024 was $1.5 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.1 billion at March 31, 2024. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2024	December 31, 2023
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(713)	$(763)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(797,077)	(713,284)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	625,816	505,344
Net Cash flow hedging gains (losses) (c)	92,552	75,201
Employee supplemental retirement plans (d)	(8,898)	(9,031)
Total Accumulated other comprehensive income (loss)	$(88,320)	$(142,533)
(a)

Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net unrealized losses of $797.1 million at March 31, 2024 and net unrealized losses of $713.3 million at December 31, 2023, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $625.8 million and $505.3 million at March 31, 2024 and December 31, 2023, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.

(c)

Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	March 31, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	16,947	(1)	120,472
Amount reclassified	—	287	—
Fair Value - closed contract	—	118	—
Ending balance	$93,420	$(868)	$625,816

Notional amount of swaps outstanding	$1,608,000	$20,000	$6,222,000

	December 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(26,995)	805	(69,760)
Amount reclassified	—	1,248	—
Fair Value - closed contract	—	(2,057)	—
Ending balance	$76,473	$(1,272)	$505,344

Notional amount of swaps outstanding	$1,608,000	$—	$6,040,000

	March 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(24,786)	211	(109,884)
Amount reclassified	—	219	—
Fair Value - closed contract	—	(2,012)	—
Ending balance	$78,682	$(2,850)	$465,220

Notional amount of swaps outstanding	$1,608,000	$175,000	$4,777,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2024	March 31, 2023
Cash dividends paid per share	$2.46	$1.89
Dividends paid (a)(c)	$143,051	$105,705
Pay-out ratio (b)	64.88%	53.24%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	March 31, 2024

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$942,298	$17,185	$(16,930)	$255	$—	$255
Cleared derivatives assets (d)	137,843,654	10,679	—	10,679	751,356	762,035
	138,785,952	27,864	(16,930)	10,934	751,356	762,290
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	14,158,500	(155,989)	256,390	100,401	(85,872)	14,529
Cleared derivatives liability (d)	814,031	—	—	—	35,898	35,898
	14,972,531	(155,989)	256,390	100,401	(49,974)	50,427
Total derivative positions with non-member counterparties to which the Bank had credit exposure	153,758,483	(128,125)	239,460	111,335	701,382	812,717
Delivery commitments
Derivative position with delivery commitments	17,132	31	—	31	(31)	—
Total derivative position with members	17,132	31	—	31	(31)	—
Total	$153,775,615	$(128,094)	$239,460	$111,366	$701,351	$812,717
Derivative positions without credit exposure	33,351,580
Total notional	$187,127,195

	December 31, 2023

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$154,557	$7,954	$(7,910)	$44	$—	$44
Cleared derivatives assets (d)	135,237,220	15,183	—	15,183	768,486	783,669
	135,391,777	23,137	(7,910)	15,227	768,486	783,713
Liability positions with credit exposure
Uncleared derivatives
Uncleared derivatives
Single A liability (c)	12,902,000	(57,380)	167,200	109,820	(96,036)	13,784
Cleared derivatives liability (d)	820,145	—	—	—	26,362	26,362
	13,722,145	(57,380)	167,200	109,820	(69,674)	40,146
Total derivative positions with non-member counterparties to which the Bank had credit exposure	149,113,922	(34,243)	159,290	125,047	698,812	823,859
Delivery commitments
Derivative position with delivery commitments	19,277	155	—	155	(155)	—
Total derivative position with members	19,277	155	—	155	(155)	—
Total	$149,133,199	$(34,088)	$159,290	$125,202	$698,657	$823,859
Derivative positions without credit exposure	45,293,590
Total notional	$194,426,789
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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $787.3 million and $794.8 million in marketable securities as collateral at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023 we did not pledge cash as collateral.

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in 12 CFR Parts 1239, 1270 and 1277 of the Finance Agency regulations and Advisory Bulletin 2018-07. Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; and (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with Part 1266. We are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days and to maintain liquidity limits to reduce the risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2024	$2,713	$105,547	$102,834
December 31, 2023	3,325	97,683	94,358

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2024	$17,106	$48,313	$31,207
December 31, 2023	17,595	44,202	26,607

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2024	$2,372	$46,494	$44,122
December 31, 2023	1,560	43,257	41,697

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

Cash flows

Cash and due from Banks was $46.4 million at March 31, 2024 and $48.2 million at December 31, 2023. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $0.7 billion in net cash inflows in the three months ended March 31, 2024, compared to net cash outflows of $0.2 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $220.5 million in the three months ended March 31, 2024 and $198.5 million in the same period in the prior year; (b) Net cash inflows from Derivatives and hedging activities were $183.8 million in the three months ended March 31, 2024, compared to net cash outflows of $214.2 million in the same period in the prior year; and (c) Positive adjustments to operating cash flows $50.7 million to recognize unrealized valuation losses on U.S. Treasury securities at March 31, 2024, compared to negative adjustments of $101.9 million to recognize unrealized valuation gains on U.S. Treasury securities in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $1.7 billion in net cash outflows in the three months ended March 31, 2024 compared to $27.6 billion in net cash outflows in the same period in the prior year. In the three months ended March 31, 2024, we did not acquire any Treasury securities compared to $130.9 million in the same period in the prior year. We did not make any repayments from Treasury securities compared to $1.4 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were $2.2 billion in the three months ended March 31, 2024 compared to net cash outflows of $8.8 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $1.0 billion in the three months ended March 31, 2024 compared to net cash inflows of $27.7 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2024 and 2023. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended March 31,
	2024	2023
Total interest income	$2,315,977	$1,881,688
Total interest expense	2,050,956	1,651,952
Net interest income before provision for credit losses	265,021	229,736
Provision (Reversal) for credit losses	(416)	93
Net interest income after provision for credit losses	265,437	229,643
Total other income (loss)	35,850	41,039
Total other expenses	56,279	50,065
Income before assessments	245,008	220,617
Affordable Housing Program Assessments	24,517	22,073
Net income	$220,491	$198,544

Net Income — 2024 First Quarter Compared to 2023 First Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for 2024 first quarter was $220.5 million, an increase of $22.0 million, or 11.1% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income —The 2024 first quarter Net interest income was $265.0 million, an increase of $35.3 million, or 15.4% compared to the same period in the prior year. Net interest spread was 34 basis points for 2024 first quarter compared to 35 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for 2024 first quarter was a recovery of $416 thousand compared to a provision of $93 thousand for the same period in the prior year.

Other income (loss) — Other income (loss) reported a gain of $35.9 million in the 2024 first quarter compared to a gain of $41.0 million in the same period in the prior year.

●	Service fees and other were $5.4 million in the 2024 first quarter compared to $5.3 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation losses of $11.0 million in 2024 first quarter compared to net losses of $39.4 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $87.6 million in Other income in 2024 first quarter, compared to net losses of $31.8 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value losses of $50.7 million in 2024 first quarter compared to net fair value gains of $101.9 million in the same period in the prior year.
●	Equity Investments, held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $4.6 million in 2024 first quarter compared to net gains of $4.3 million in the same period in the prior year.

Other expenses were $56.3 million in 2024 first quarter compared to $50.1 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

●	Operating expenses were $20.5 million in 2024 first quarter, up from $17.7 million in the same period in the prior year.
●	Compensation and benefits expenses were $28.0 million in 2024 first quarter compared to $25.8 million in the same period in the prior year.

●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.4 million in 2024 first quarter compared to $5.1 million in the same period in the prior year.
●	Other expenses were $2.4 million in the 2024 first quarter compared to $1.5 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from Net income were $24.5 million in 2024 first quarter compared to $22.1 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended March 31,
			Percentage
	2024	2023	Change
Total interest income (a)	$2,315,977	$1,881,688	23.08%
Total interest expense (a)	2,050,956	1,651,952	24.15
Net interest income before provision for credit losses	$265,021	$229,736	15.36%
(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the first quarter of the current year, Net interest income, before loan loss provisions, was $265.0 million, an increase of $35.3 million, or 15.4% from the first quarter of 2023. Primary driver was an increase in the average balances of interest earning assets, principally advances. Additionally, $1.2 million of prepayment fees were recorded in Net interest income in the first quarter of 2024 compared to $0.5 million in the first quarter of 2023. Interest rates continued to increase during the year, impacting our interest revenues and opportunities for acquiring investments during most of the year.

Members’ demand for advances continues to remain high in the first quarter of 2024 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions. Market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates.

In the first quarter of 2024, margins between yields on assets, specifically overnight, short-term, and floating-rate investments and short-term and floating-rate advances, and the corresponding yields paid on funding those assets were higher than that of first quarter of the prior year. Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 63 basis points in the first quarter of 2024, compared to 57 basis points in the prior year same period. Net interest spread in the first quarter of 2024 was 34 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 35 basis points in the prior year same period.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, was $8.5 billion in the first quarter of 2024, remained unchanged, compared to the first quarter of 2023.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded a net income of $10.0 million in the first quarter of 2024 compared to a net expense of $5.1 million in the first quarter of 2023. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest-rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended March 31,
	2024	2023
Interest income	$2,013,175	$1,626,521
Fair value hedging effects	3,512	(3,488)
Amortization of basis adjustment	(4)	(6)
Interest rate swap accruals	299,294	258,661
Reported interest income	2,315,977	1,881,688

Interest expense	1,764,778	1,392,035
Fair value hedging effects	(2,709)	(3,227)
Amortization of basis adjustment	(382)	(647)
Interest rate swap accruals	289,269	263,791
Reported interest expense	2,050,956	1,651,952
Net interest income	$265,021	$229,736
Net interest adjustment - interest rate swaps	$16,624	$(4,750)

Spread and Yield Analysis — 2024 First Quarter Compared to 2023 First Quarter

Table 9.4    Spread and Yield Analysis

	Three months ended March 31,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$111,466,246	$1,608,245	5.80%	$115,451,905	$1,404,553	4.93%
Interest bearing deposits and others	3,528,784	48,280	5.50	4,018,049	46,035	4.65
Federal funds sold and other overnight funds	25,130,220	338,153	5.41	18,697,800	211,623	4.59
Investments
Trading securities	5,875,455	44,328	3.03	6,425,089	30,026	1.90
Mortgage-backed securities
Fixed	14,627,266	157,380	4.33	13,253,448	124,818	3.82
Floating	5,210,978	79,077	6.10	2,518,099	31,342	5.05
State and local housing finance agency obligations	1,395,189	21,342	6.15	1,286,618	16,552	5.22
Mortgage loans held-for-portfolio	2,188,284	19,172	3.52	2,099,374	16,739	3.23
Total interest-earning assets	$169,422,422	$2,315,977	5.50%	$163,750,382	$1,881,688	4.66%

Funded By:
Consolidated obligation bonds
Fixed	$67,257,478	$824,280	4.93%	$54,191,498	$551,083	4.12%
Floating	31,092,095	424,760	5.49	44,442,777	506,178	4.62
Consolidated obligation discount notes	58,790,141	766,528	5.24	53,909,556	580,606	4.37
Interest-bearing deposits and other borrowings	2,713,267	35,218	5.22	3,058,917	13,972	1.85
Mandatorily redeemable capital stock	6,691	170	10.19	5,599	113	8.16

Total interest-bearing liabilities	159,859,672	2,050,956	5.16%	155,608,347	1,651,952	4.31%

Other non-interest-bearing funds	1,046,252	—		(357,447)	—
Capital	8,516,498	—		8,499,482	—

Total Funding	$169,422,422	$2,050,956		$163,750,382	$1,651,952

Net Interest Income/Spread		$265,021	0.34%		$229,736	0.35%

Net Interest Margin
(Net interest income/Earning Assets)			0.63%			0.57%
(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2024 First Quarter Compared to 2023 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	March 31, 2024 vs. March 31, 2023
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(49,900)	$253,592	$203,692
Interest bearing deposits and others	(6,025)	8,270	2,245
Federal funds sold and other overnight funds	81,680	44,850	126,530
Investments
Trading securities	(2,761)	17,063	14,302
Mortgage-backed securities
Fixed	13,715	18,847	32,562
Floating	39,615	8,120	47,735
State and local housing finance agency obligations	1,478	3,312	4,790
Mortgage loans held-for-portfolio	730	1,703	2,433

Total interest income	78,532	355,757	434,289

Interest Expense
Consolidated obligation bonds
Fixed	147,598	125,599	273,197
Floating	(170,285)	88,867	(81,418)
Consolidated obligation discount notes	55,892	130,030	185,922
Deposits and borrowings	(1,747)	22,993	21,246
Mandatorily redeemable capital stock	24	33	57

Total interest expense	31,482	367,522	399,004
Changes in Net Interest Income	$47,050	$(11,765)	$35,285

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2024	2023	Change
Interest Income
Advances	$1,608,245	$1,404,553	14.50%
Interest-bearing deposits	48,280	46,035	4.88
Securities purchased under agreements to resell	72,288	47,189	53.19
Federal funds sold	265,865	164,434	61.68
Trading securities	44,328	30,026	47.63
Mortgage-backed securities
Fixed	157,380	124,818	26.09
Floating	79,077	31,342	152.30
State and local housing finance agency obligations	21,342	16,552	28.94
Mortgage loans held-for-portfolio	19,172	16,739	14.53

Total interest income	$2,315,977	$1,881,688	23.08%

Interest Income

Interest income in the 2024 first quarter was $2.3 billion, an increase of $0.4 billion, or 23.1% compared to the same period in 2023. To provide context, interest expense increased by 24.2% compared to the same period in prior year.

For the 2024 first quarter compared to the 2023 first quarter, increase in interest revenue was contributed by volume-related increase of $47.1 million offset by a rate-related decrease of $11.8 million.

Aggregate yield on earning assets in 2024 first quarter was 550 basis points, compared to 466 basis points in 2023 first quarter.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $0.2 billion in 2024 first quarter, compared to the same period in the prior year. Advances average balances were $111.5 billion in 2024 first quarter, compared to $115.5 billion in the 2023 first quarter.

As compared to the same period in the prior year, lower average advances balances in the 2024 first quarter resulted in an unfavorable impact of $49.9 million on interest income from advances, and higher market rates resulted in a favorable impact of $253.6 million, for a total increase period-over-period of $203.7 million in advances interest income. In summary, increasing market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 580 basis points in the 2024 first quarter, up from 493 basis points in the same period in the prior year. Prepayment fee recorded in Interest income from advances were $1.2 million in the 2024 first quarter, up from $0.5 million in the same period in the prior year.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in the first quarter of 2024 compared to the same period in 2023. Investments in federal funds and repurchase agreements yielded 541 basis points in aggregate in the first quarter of 2024, compared to 459 basis points in the same period in 2023. Interest income from fixed-rate U.S. Treasury securities was $44.3 million in the first quarter of 2024, up from $30.0 million in the same period in 2023 due to inclining interest rates; yields increased to 303 basis points, compared to 190 basis points in the first quarter of 2023. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $47.7 million or 152.3% in the first quarter of 2024 compared to the same period in the prior year in line with higher interest rates.

Interest income from fixed-rate MBS increased by $32.6 million or 26.1% in the first quarter of 2024 compared to the same period in the prior year due to an increase in invested balances and higher aggregate yield, which was 433 basis points in the first quarter of 2024, up from 382 basis points in the same period of the prior year. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $14.6 billion in the first quarter of 2024, compared to $13.3 billion in the same period of the prior year.

In the first quarter of 2024, our acquisitions were fixed-rate commercial-mortgage backed securities (CMBS) and floating-rate residential mortgage backed securities (RMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds for a portion of our fixed - rate portfolio applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $41.4 million in the first quarter of 2024, compared to a net gain of $26.2 million in the first quarter of 2023.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $19.2 million for the three months ended March 31, 2024, compared to $16.7 million in the same period in the prior year. Investment volume has increased, with acquisitions exceeding paydowns. MPF loans are primarily 15- and 30-year conventional loans. The portfolio averaged $2.2 billion, yielding 352 basis points in three months ended March 31, 2024, compared to 323 basis points in the same period last year. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $0.9 million in the three months ended March 31, 2023, compared to net amortization of $0.8 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At March 31, 2024, mortgage loans under MAP were $488.4 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced, managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2024	2023	Change
Interest Expense
Consolidated obligations bonds
Fixed	$824,280	$551,083	49.57%
Floating	424,760	506,178	(16.08)
Consolidated obligations discount notes	766,528	580,606	32.02
Deposits	35,046	12,538	179.52
Mandatorily redeemable capital stock	170	113	50.44
Cash collateral held and other borrowings	172	1,434	(88.01)
Total interest expense	$2,050,956	$1,651,952	24.15%

Interest expense for the 2024 first quarter was $2.1 billion, an increase of 24.2% compared to the 2023 first quarter. (As noted elsewhere in this document, interest income increased by 23.1% compared to the 2023 first quarter).

The increase in interest expense was driven by higher market interest rates in the first quarter of 2023 as compared with the same period of 2023, and also by higher average balances of short-term Consolidated obligations outstanding.

Rate-related increase in funding expense was $367.5 million, in line with the dramatic increase in rates in the bond markets; volume-related increase in funding expense was $31.5 million in the 2024 first quarter compared to the 2023 first quarter. Aggregate yield paid on total funding in 2024 first quarter was 516 basis points, compared to 431 basis points in the same period of the prior year.

We continue to make changes to our liability composition as compared to 2023. In the first quarter of 2024, 39.7% of average earning assets were funded by fixed-rate CO bonds and 18.4% were funded by floating-rate CO bonds. In the first quarter of 2023, fixed-rate CO bonds funded 33.1% of earning assets and floating-rate CO bonds funded 27.1% of earning assets. The usage of CO discount notes has increased to 34.7% in 2024 first quarter from 32.9% in the 2023 first quarter.

Hedging strategies under ASC 815 have remained effective and are operating as designed. For more information, see Table 9.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2024 First Quarter Compared to 2023 First Quarter

We recorded net reversals of $416 thousand in the three months ended March 31, 2024 compared to net reversals of $135 thousand in the same period in the prior year against our mortgage loan portfolio. We also recorded de minimis net reversals in the three months ended March 31, 2024 compared to net provisions of $228 thousand in the same period in the prior year against our investment portfolio. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2024 First Quarter Compared to 2023 First Quarter

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended March 31,
	2024	2023
Other income (loss):
Service fees and other (a)	$5,379	$5,334
Instruments held under the fair value option gains (losses) (b)	(10,970)	(39,378)
Derivative gains (losses) (c)	87,606	(31,806)
Trading securities gains (losses) (d)	(50,742)	101,948
Equity investments gains (losses) (e)	4,577	4,251
Litigation settlement	—	690
Total other income (loss)	$35,850	$41,039
(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.9 million in the first quarter of current year compared to $4.1 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended March 31,
	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$(50,742)	$102,421
Net gains (losses) on trading securities sold/matured during the period	—	(473)
Net gains (losses) on trading securities	$(50,742)	$101,948

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $6.3 billion at March 31, 2024 and December 31, 2023.

Other income (loss) — Derivatives and Hedging Activities — 2024 First Quarter Compared to 2023 First Quarter

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended March 31,
	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$67,145	$(91,904)
Caps or floors	17	(239)
Mortgage delivery commitments	(87)	27
Swaps economically hedging instruments designated under FVO (b)	7,905	40,083
Accrued interest on derivatives in economic hedging relationships (c)	11,815	19,303
Net gains (losses) related to derivatives not designated as hedging instruments	$86,795	$(32,730)
Price alignment interest paid on variation margin	811	924
Net gains (losses) on derivatives and hedging activities	$87,606	$(31,806)

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value gains of $66.7 million in the first quarter of 2024, compared to fair value losses of $96.2 million in the first quarter of 2023. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)

Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2024 First Quarter Compared to 2023 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
		Percentage of		Percentage of
	2024	Total	2023	Total
Operating Expenses (a)
Occupancy	$2,290	11.18%	$2,342	13.23%
Depreciation and leasehold amortization	4,311	21.03	4,626	26.13
All others (b)	13,891	67.79	10,737	60.64
Total Operating Expenses	$20,492	100.00%	$17,705	100.00%
Total Compensation and Benefits	$27,996		$25,763
Finance Agency and Office of Finance (c)	$5,369		$5,052
Other expenses (d)	$2,422		$1,545
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.

(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, derivative clearing fees and voluntary contribution.

Assessments — 2024 Periods Compared to 2023 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2023 filed on March 21, 2024.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended March 31,
	2024	2023
Beginning balance	$187,027	$131,394
Additions from current period’s assessments	24,517	22,073
Net disbursements for grants and programs	(10,343)	(9,670)
Ending balance	$201,201	$143,797

AHP assessments allocated from net income totaled $24.5 million in the first quarter of the current year, compared to $22.1 million for same period in the prior year. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the report and related risks, see, respectively, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments and Part I. Item 1A – Risk Factors of the Bank’s Annual Report each included in the Bank’s Form 10-K for fiscal year ended December 31, 2023.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.

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

Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2023 based on an anticipated market conditions and business strategy for 2024. The current risk limits are as follows:

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2024	0.52	0.31	0.39	1.13
December 31, 2023	0.19	(0.10)	0.01	0.88
September 30, 2023	0.37	(0.06)	0.14	1.03
June 30, 2023	0.08	(0.27)	(0.15)	0.57
March 31, 2023	(0.47)	(0.89)	(0.73)	0.20

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

One Year Re-pricing Gap
March 31, 2024	$7.334 Billion
December 31, 2023	$7.212 Billion
September 30, 2023	$7.505 Billion
June 30, 2023	$7.280 Billion
March 31, 2023	$7.597 Billion

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

	Sensitivity in	Sensitivity in	Sensitivity in
	the -200bps Shock	the -100bps Shock	the +200bps Shock
March 31, 2024	0.96%	0.72%	(4.65)%
December 31, 2023	(0.07)%	0.24%	0.78%
September 30, 2023	2.14%	1.12%	(5.50)%
June 30, 2023	(0.88)%	(1.10)%	(2.63)%
March 31, 2023	(1.22)%	(0.37)%	(0.82)%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
March 31, 2024	0.62%	0.37%	(1.43)%
December 31, 2023	(0.14)%	0.00%	(0.86)%
September 30, 2023	0.14%	0.17%	(1.35)%
June 30, 2023	(0.30)%	(0.07)%	(0.63)%
March 31, 2023	(1.54)%	(0.67)%	0.39%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/ repricing gaps (in millions):

	Interest Rate Sensitivity
	March 31, 2024
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$23,770	$112	$422	$328	$1,210
MBS investments	5,805	555	2,542	3,909	7,758
Swaps hedging MBS	6,222	—	(50)	(715)	(5,457)
Adjustable-rate loans and advances	42,360	—	—	—	—
Net investments, adjustable rate loans and advances	78,157	667	2,914	3,522	3,511

Liquidity trading portfolio	248	—	3,498	2,418	—
Swaps hedging investments	6,076	—	(3,605)	(2,471)	—
Net liquidity trading portfolio	6,324	—	(107)	(53)	—

Fixed-rate loans and advances	31,106	6,552	14,294	8,573	5,428
Swaps hedging fixed-rate advances	33,771	(6,272)	(13,797)	(8,282)	(5,420)
Net fixed-rate loans and advances	64,877	280	497	291	8
Total interest-earning assets	$149,358	$947	$3,304	$3,760	$3,519

Interest-bearing liabilities:
Deposits	$2,771	$—	$—	$—	$—
Discount notes	29,791	25,149	—	—	—
Swaps hedging discount notes	22,754	(24,197)	576	700	167
Net discount notes	52,545	952	576	700	167

Consolidated Obligation Bonds
FHLBank bonds	45,950	14,446	22,309	7,669	3,465
Swaps hedging bonds	40,011	(13,704)	(20,110)	(4,355)	(1,842)
Net FHLBank bonds	85,961	742	2,199	3,314	1,623
Total interest-bearing liabilities	$141,277	$1,694	$2,775	$4,014	$1,790
Post hedge gaps (a):
Periodic gap	$8,081	$(747)	$529	$(254)	$1,729
Cumulative gaps	$8,081	$7,334	$7,863	$7,609	$9,338

	Interest Rate Sensitivity
	December 31, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$20,941	$124	$423	$323	$1,208
MBS investments	5,429	663	2,399	3,436	8,373
Swaps hedging MBS	6,040	—	(50)	(610)	(5,380)
Adjustable-rate loans and advances	36,586	—	—	—	—
Net investments, adjustable rate loans and advances	68,996	787	2,772	3,149	4,201

Liquidity trading portfolio	—	247	3,253	2,409	240
Swaps hedging investments	6,326	(250)	(3,355)	(2,471)	(250)
Net liquidity trading portfolio	6,326	(3)	(102)	(62)	(10)

Fixed-rate loans and advances	35,468	6,923	14,208	10,617	5,993
Swaps hedging fixed-rate advances	36,137	(6,112)	(13,689)	(10,351)	(5,985)
Net fixed-rate loans and advances	71,605	811	519	266	8
Total interest-earning assets	$146,927	$1,595	$3,189	$3,353	$4,199

Interest-bearing liabilities:
Deposits	$3,472	$—	$—	$—	$—
Discount notes	40,281	7,634	—	—	—
Swaps hedging discount notes	5,470	(6,988)	550	801	167
Net discount notes	45,751	646	550	801	167

Consolidated Obligation Bonds
FHLBank bonds	44,716	18,298	23,340	8,744	3,718
Swaps hedging bonds	45,844	(17,417)	(21,094)	(5,441)	(1,892)
Net FHLBank bonds	90,560	881	2,246	3,303	1,826

Total interest-bearing liabilities	$139,783	$1,527	$2,796	$4,104	$1,993
Post hedge gaps (a):
Periodic gap	$7,144	$68	$393	$(751)	$2,206
Cumulative gaps	$7,144	$7,212	$7,605	$6,854	$9,060
(a)

Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2024. Based on this evaluation, they concluded that as of March 31, 2024, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits.

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	6/24/2022
10.01	Bank 2024 Incentive Compensation Plan(a)		8-K	4/19/2024
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

*     Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.

(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

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

Date: May 9, 2024