Form 10-Q
period 2024-09-30
Federal Home Loan Bank of New York
filed 2024-11-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2024 was 59,755,204.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks (Note 3)	$44,242	$48,198
Interest-bearing deposits (Note 4)	2,800,000	1,945,000
Securities purchased under agreements to resell (Note 4)	5,170,000	7,820,000
Federal funds sold (Note 4)	9,275,000	9,640,000
Trading securities (Note 5) (Includes $819,949 pledged as collateral at September 30, 2024 and $794,848 at December 31, 2023)	7,291,545	5,886,421
Equity Investments (Note 6)	99,399	91,879
Available-for-sale securities, amortized cost of $9,978,707 at September 30, 2024 and $9,314,683 at December 31, 2023 (Note 7)	9,856,641	9,106,743
Held-to-maturity securities, net of allowance for credit losses of $649 at September 30, 2024 and $612 at December 31, 2023 (Note 8) (Includes $2,731 pledged as collateral at September 30, 2024 and $4,763 at December 31, 2023)	11,265,100	11,869,328
Advances (Note 9) (Includes $0 at September 30, 2024 and December 31, 2023 at fair value under the fair value option)	106,434,889	108,890,128
Mortgage loans held-for-portfolio, net of allowance for credit losses of $2,591 at September 30, 2024 and $3,301 at December 31, 2023 (Note 10)	2,307,846	2,179,766
Accrued interest receivable	612,321	581,608
Premises, software, and equipment	72,388	74,043
Operating lease right-of-use assets (Note 19)	50,834	54,862
Finance lease right-of-use asset (Note 19)	2,121	2,317
Derivative assets (Note 17)	157,326	125,202
Other assets	14,482	17,704
Total assets	$155,454,134	$158,333,199

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,105,425	$3,472,477
Non-interest-bearing demand	10,216	9,376
Total deposits	2,115,641	3,481,853

Consolidated obligations, net (Note 12)
Bonds (Includes $1,882,657 at September 30, 2024 and $3,780,541 at December 31, 2023 at fair value under the fair value option)	92,467,852	97,569,062
Discount notes (Includes $0 at September 30, 2024 and December 31, 2023 at fair value under the fair value option)	51,341,435	47,906,908
Total consolidated obligations	143,809,287	145,475,970

Mandatorily redeemable capital stock (Note 14)	6,140	7,219

Accrued interest payable	675,296	716,021
Affordable Housing Program (Note 13)	206,959	187,027
Derivative liabilities (Note 17)	13,753	12,409
Other liabilities	146,963	138,658
Operating lease liabilities (Note 19)	62,349	67,021
Finance lease liabilities (Note 19)	2,137	2,320
Total liabilities	147,038,525	150,088,498

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 60,138 at September 30, 2024 and 60,496 at December 31, 2023	6,013,843	6,049,570
Retained earnings
Unrestricted	1,308,787	1,276,583
Restricted (Note 14)	1,178,120	1,061,081
Total retained earnings	2,486,907	2,337,664
Total accumulated other comprehensive income (loss)	(85,141)	(142,533)
Total capital	8,415,609	8,244,701
Total liabilities and capital	$155,454,134	$158,333,199

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Advances, net (Note 9)	$1,605,458	$1,435,895	$4,804,490	$4,493,759
Interest-bearing deposits (Note 4)	46,120	52,599	142,938	151,909
Securities purchased under agreements to resell (Note 4)	68,593	32,518	206,021	203,435
Federal funds sold (Note 4)	260,738	220,781	784,978	651,539
Trading securities (Note 5)	51,935	34,529	137,979	95,234
Available-for-sale securities (Note 7)	135,468	118,285	391,160	313,669
Held-to-maturity securities (Note 8)	127,521	118,409	388,890	303,072
Mortgage loans held-for-portfolio (Note 10)	20,804	17,711	59,573	51,395
Loans to other FHLBanks (Note 20)	—	—	—	71

Total interest income	2,316,637	2,030,727	6,916,029	6,264,083

Interest expense
Consolidated obligation bonds (Note 12)	1,253,698	1,209,391	3,737,973	3,559,302
Consolidated obligation discount notes (Note 12)	795,458	538,808	2,329,973	1,870,646
Deposits (Note 11)	29,807	39,638	96,990	84,556
Mandatorily redeemable capital stock (Note 14)	149	216	465	459
Cash collateral held and other borrowings	329	213	718	2,200

Total interest expense	2,079,441	1,788,266	6,166,119	5,517,163

Net interest income before provision for credit losses	237,196	242,461	749,910	746,920

Provision (Reversal) for credit losses	88	(63)	(673)	1,813

Net interest income after provision for credit losses	237,108	242,524	750,583	745,107

Other income (loss)
Service fees and other	5,672	5,028	16,001	15,864
Instruments held under the fair value option gains (losses) (Note 18)	(38,994)	(18,107)	(66,316)	(40,809)
Derivative gains (losses) (Note 17)	(89,062)	79,318	27,049	127,409
Trading securities gains (losses) (Note 5)	151,711	(51,695)	100,176	(37,803)
Equity investments gains (losses) (Note 6)	5,736	(2,824)	11,265	4,399
Litigation settlement	—	—	—	1,620
Gains (losses) from extinguishment of debt	54	—	54	—

Total other income (loss)	35,117	11,720	88,229	70,680

Other expenses
Operating	23,665	20,688	69,697	57,413
Compensation and benefits	28,653	24,061	84,148	74,824
Finance Agency and Office of Finance	5,544	5,116	16,127	15,195
Other expenses	10,609	2,250	18,569	5,844

Total other expenses	68,471	52,115	188,541	153,276

Income before assessments	203,754	202,129	650,271	662,511

Affordable Housing Program Assessments (Note 13)	20,391	20,235	65,074	66,297

Net income	$183,363	$181,894	$585,197	$596,214

Basic earnings per share (Note 15)	$2.94	$3.15	$9.42	$9.45

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net Income	$183,363	$181,894	$585,197	$596,214
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	331,351	(288,515)	227,267	(308,361)
Net change in non-credit accretion portion of held-to-maturity securities
Accretion of non-credit portion	48	52	147	184
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	48	52	147	184
Net change due to hedging activities
Cash flow hedges (a)	(43,662)	15,617	(29,029)	20,547
Fair value hedges (b)	(270,334)	210,311	(141,393)	235,626
Total net change due to hedging activities	(313,996)	225,928	(170,422)	256,173
Net change in pension and postretirement benefits	134	(347)	400	(1,043)
Total other comprehensive income (loss)	17,537	(62,882)	57,392	(53,047)
Total comprehensive income (loss)	$200,900	$119,012	$642,589	$543,167
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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2024 and 2023

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2023	63,616	$6,361,603	$1,288,745	$993,719	$2,282,464	$(126,450)	$8,517,617
Proceeds from issuance of capital stock	11,736	1,173,665	—	—	—	—	1,173,665
Repurchase/redemption of capital stock	(17,349)	(1,734,935)	—	—	—	—	(1,734,935)
Shares reclassified to mandatorily redeemable capital stock	(500)	(50,000)	—	—	—	—	(50,000)
Cash dividends ($2.12 per share) on capital stock	—	—	(143,293)	—	(143,293)	—	(143,293)
Comprehensive income (loss)	—	—	145,515	36,379	181,894	(62,882)	119,012
Balance, September 30, 2023	57,503	$5,750,333	$1,290,967	$1,030,098	$2,321,065	$(189,332)	$7,882,066

Balance, June 30, 2024	64,019	$6,401,880	$1,309,233	$1,141,448	$2,450,681	$(102,678)	$8,749,883
Proceeds from issuance of capital stock	9,976	997,621	—	—	—	—	997,621
Repurchase/redemption of capital stock	(13,857)	(1,385,658)	—	—	—	—	(1,385,658)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($2.36 per share) on capital stock	—	—	(147,137)	—	(147,137)	—	(147,137)
Comprehensive income (loss)	—	—	146,691	36,672	183,363	17,537	200,900
Balance, September 30, 2024	60,138	$6,013,843	$1,308,787	$1,178,120	$2,486,907	$(85,141)	$8,415,609

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383
Proceeds from issuance of capital stock	78,045	7,804,538	—	—	—	—	7,804,538
Repurchase/redemption of capital stock	(83,872)	(8,387,247)	—	—	—	—	(8,387,247)
Shares reclassified to mandatorily redeemable capital stock	(547)	(54,659)	—	—	—	—	(54,659)
Cash dividends ($5.92 per share) on capital stock	—	—	(371,116)	—	(371,116)	—	(371,116)
Comprehensive income (loss)	—	—	476,971	119,243	596,214	(53,047)	543,167
Balance, September 30, 2023	57,503	$5,750,333	$1,290,967	$1,030,098	$2,321,065	$(189,332)	$7,882,066

Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701
Proceeds from issuance of capital stock	36,977	3,697,737	—	—	—	—	3,697,737
Repurchase/redemption of capital stock	(37,335)	(3,733,464)	—	—	—	—	(3,733,464)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($7.18 per share) on capital stock	—	—	(435,954)	—	(435,954)	—	(435,954)
Comprehensive income (loss)	—	—	468,158	117,039	585,197	57,392	642,589
Balance, September 30, 2024	60,138	$6,013,843	$1,308,787	$1,178,120	$2,486,907	$(85,141)	$8,415,609
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30,
	2024	2023
Operating activities
Net Income	$585,197	$596,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	311,977	12,791
Concessions on consolidated obligations	2,224	2,365
Premises, software, and equipment	10,136	13,908
Provision (Reversal) for credit losses	(673)	1,813
Change in net fair value adjustments on derivatives and hedging activities (a)	(513,788)	377,410
Net realized and unrealized (gains) losses on trading securities	(100,176)	37,803
Change in fair value on Equity Investments	(9,661)	(3,807)
Change in fair value adjustments on financial instruments held at fair value	66,316	40,809
Losses (gains) from extinguishment of debt	(54)	—
Net change in:
Accrued interest receivable	(21,828)	(73,696)
Derivative assets due to accrued interest	(162,134)	(251,674)
Derivative liabilities due to accrued interest	288,431	114,634
Other assets	(6,226)	4,492
Affordable Housing Program liability	21,100	39,467
Accrued interest payable	(40,725)	263,498
Other liabilities	3,792	(3,306)
Total adjustments	(151,289)	576,507
Net cash provided by (used in) operating activities	$433,908	$1,172,721

Investing activities
Net change in:
Interest-bearing deposits	$(555,430)	$(423,960)
Securities purchased under agreements to resell	2,650,000	3,250,000
Federal funds sold	365,000	(1,550,000)
Deposits with other FHLBanks	(29)	(12)
Premises, software, and equipment	(8,284)	(7,600)
Trading securities:
Purchased	(1,503,479)	(657,793)
Repayments	—	2,625,000
Proceeds from sales	247,930	399,516
Equity Investments:
Purchased	(2,530)	(1,910)
Proceeds from sales	4,670	2,801
Available-for-sale securities:
Purchased	(577,585)	(1,793,154)
Repayments	55,358	76,509
Held-to-maturity securities:
Purchased	(244,053)	(3,219,430)
Repayments	851,399	611,209
Advances:
Principal collected	599,729,688	1,277,295,031
Made	(596,624,618)	(1,263,587,660)
Mortgage loans held-for-portfolio:
Principal collected	135,055	125,024
Purchased	(264,548)	(188,861)
Proceeds from sales of REO	316	226
Net cash provided by (used in) investing activities	$4,258,860	$12,954,936

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30,
	2024	2023
Financing activities
Net change in:
Deposits and other borrowings	$(1,335,622)	$1,694,230
Derivative contracts with financing element	248	(2,074)
Payments on principal portion of finance lease obligation	(183)	—
Consolidated obligation bonds:
Proceeds from issuance	63,899,332	89,930,630
Payments for maturing and early retirement	(63,954,440)	(79,250,326)
Payments on bonds transferred to other FHLBanks (b)	(5,804,946)	—
Consolidated obligation discount notes:
Proceeds from issuance	842,309,678	206,273,571
Payments for maturing	(839,338,031)	(237,691,627)
Proceeds on Discount Notes assumed from other FHLBanks (b)	—	5,942,950
Capital stock:
Proceeds from issuance of capital stock	3,697,737	7,804,538
Payments for repurchase/redemption of capital stock	(3,733,464)	(8,387,247)
Redemption of mandatorily redeemable capital stock	(1,079)	(51,964)
Cash dividends paid (c)	(435,954)	(371,116)
Net cash provided by (used in) financing activities	$(4,696,724)	$(14,108,435)
Net increase (decrease) in cash and due from banks	(3,956)	19,222
Cash and due from banks at beginning of the period (d)	48,198	27,420
Cash and due from banks at end of the period (d)	$44,242	$46,642

Supplemental disclosures:
Interest paid	$3,653,509	$3,304,928
Interest paid for Discount Notes (e)	$1,856,573	$1,809,063
Affordable Housing Program payments (f)	$45,142	$26,830
Transfers of mortgage loans to real estate owned	$—	$268
Capital stock subject to mandatory redemption reclassified from equity	$—	$54,659
Interest paid for financing lease	$28	$—

Notes to Supplemental Disclosure:

(a)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the nine months ended September 30, 2024, derivatives and hedging activities used $513.8 million in cash flows; in the nine months ended September 30, 2023, derivatives and hedging activities provided $377.4 million in cash flows.
(b)	For information about bonds transferred to other FHLBanks, discount notes assumed from other FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(e)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $15.0 million at September 30, 2024 and December 31, 2023. There were no restricted cash balances at September 30, 2024 and December 31, 2023.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at September 30, 2024 and December 31, 2023, respectively.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $2.8 billion at September 30, 2024 and $1.9 billion at December 31, 2023 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on the analysis performed, no allowance for credit losses was recorded at September 30, 2024 and December 31, 2023. Accrued interest receivables were $0.4 million at September 30, 2024 and $0.9 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.3 billion at September 30, 2024 and $9.6 billion at December 31, 2023 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at September 30, 2024 and December 31, 2023. Accrued interest receivables were $1.2 million at September 30, 2024 and $4.3 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $5.2 billion at September 30, 2024 and $7.8 billion at December 31, 2023. The investments typically matured overnight and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY (which became a member of the FHLBNY during the second quarter 2024), acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $0.7 million at September 30, 2024 and $3.5 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $5.3 billion at September 30, 2024 and $8.0 billion at December 31, 2023 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $68.6 million and $206.0 million for the three and nine months ended September 30, 2024 compared to $32.5 million and $203.4 million for the same period in the prior year. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Note 5.        Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at September 30, 2024 and December 31, 2023 (in thousands):

Fair value	September 30, 2024	December 31, 2023
U.S. Treasury notes	$6,281,347	$5,886,421
U.S. Treasury bills	1,010,198	—
Total trading securities	$7,291,545	$5,886,421

The carrying values of trading securities included net unrealized fair value losses of $161.7 million at September 30, 2024 and losses of $262.0 million at December 31, 2023. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $819.9 million at September 30, 2024 and $794.8 million at December 31, 2023 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2024
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$1,022,429	$5,258,918	$—	$6,281,347
U.S. Treasury bills	1,010,198	—	—	1,010,198
Total trading securities	$2,032,627	$5,258,918	$—	$7,291,545
Yield on trading securities	4.34%	1.68%	—%

	December 31, 2023
	Due in one year or	Due after one year	Due after five years
	less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$247,070	$5,403,814	$235,537	$5,886,421
Total trading securities	$247,070	$5,403,814	$235,537	$5,886,421
Yield on trading securities	3.29%	1.84%	2.74%

Note 6.        Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$6,721	$—	$—	$6,721
Equity funds	38,284	29,702	(5,984)	62,002
Fixed income funds	33,814	243	(3,381)	30,676
Total Equity Investments (a)	$78,819	$29,945	$(9,365)	$99,399

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,510	$—	$—	$4,510
Equity funds	40,871	21,250	(6,148)	55,973
Fixed income funds	35,580	225	(4,409)	31,396
Total Equity Investments (a)	$80,961	$21,475	$(10,557)	$91,879
(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trusts.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$5,050	$(3,080)	$9,661	$3,807
Net gains (losses) recognized during the period on equity investments sold during the period	167	(205)	61	(704)
Net dividend and other	519	461	1,543	1,296
Net gains (losses) recognized during the period	$5,736	$(2,824)	$11,265	$4,399

Note 7.        Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	September 30, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,226,425	$86		$(3,196)		$1,223,315
Mortgage-backed securities
Floating
CMO	354,607	674		(1,706)		353,575
Pass Thru	3,101	80		—		3,181
Total Floating	357,708	754		(1,706)		356,756
Fixed
CMBS	8,758,525	50,817		(532,772)		8,276,570
Total Fixed	8,758,525	50,817		(532,772)		8,276,570
MBS AFS Before Hedging Adjustments	9,116,233	51,571	(a)	(534,478)	(a)	8,633,326
Hedging Basis Adjustments (b)	(363,951)	363,951		—		—
Total Available-for-sale securities (MBS)	8,752,282	415,522		(534,478)		8,633,326
Total Available-for-sale securities	$9,978,707	$415,608		$(537,674)		$9,856,641

	December 31, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,229,440	$40		$(1,242)		$1,228,238
Mortgage-backed securities
Floating
CMO	396,803	554		(4,739)		392,618
Pass Thru	3,355	80		—		3,435
Total Floating	400,158	634		(4,739)		396,053
Fixed
CMBS	8,190,429	15,071		(723,048)		7,482,452
Total Fixed	8,190,429	15,071		(723,048)		7,482,452
MBS AFS Before Hedging Adjustments	8,590,587	15,705	(a)	(727,787)	(a)	7,878,505
Hedging Basis Adjustments(b)	(505,344)	505,344		—		—
Total Available-for-sale securities (MBS)	8,085,243	521,049		(727,787)		7,878,505
Total Available-for-sale securities	$9,314,683	$521,089		$(729,029)		$9,106,743
(a)	Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at September 30, 2024 recorded $364.0 million of hedge basis losses includes immaterial balances of unamortized basis as a result of a hedge de-designation; at December 31, 2023, hedge basis losses of $505.3 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2024 and December 31, 2023, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2024 and December 31, 2023.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$874	$—	$2,871	$(23)	$3,745	$(23)
MBS-GSE	10,571	(8)	6,743,052	(534,447)	6,753,623	(534,455)
Total MBS Temporarily Impaired	11,445	(8)	6,745,923	(534,470)	6,757,368	(534,478)
State and local housing finance agency obligations	307,064	(321)	791,165	(2,875)	1,098,229	(3,196)
Total Temporarily Impaired	$318,509	$(329)	$7,537,088	$(537,345)	$7,855,597	$(537,674)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$952	$(4)	$3,068	$(68)	$4,020	$(72)
MBS-GSE	1,252,462	(22,048)	5,964,960	(705,667)	7,217,422	(727,715)
Total MBS Temporarily Impaired	1,253,414	(22,052)	5,968,028	(705,735)	7,221,442	(727,787)
State and local housing finance agency obligations	810,181	(1,159)	268,017	(83)	1,078,198	(1,242)
Total Temporarily Impaired	$2,063,595	$(23,211)	$6,236,045	$(705,818)	$8,299,640	$(729,029)

Redemption Term

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$7,700	$7,663	$10,100	$10,079
Due after ten years	1,218,725	1,215,652	1,219,340	1,218,159
State and local housing finance agency obligations	$1,226,425	$1,223,315	$1,229,440	$1,228,238

Mortgage-backed securities
Due in one year or less	$278,765	$276,126	$—	$—
Due after one year through five years	2,025,514	1,999,691	1,633,285	1,581,031
Due after five year through ten years	5,550,682	5,487,791	5,514,159	5,400,204
Due after ten years	897,321	869,718	937,799	897,270
Mortgage-backed securities	$8,752,282	$8,633,326	$8,085,243	$7,878,505
Total Available-for-Sale securities	$9,978,707	$9,856,641	$9,314,683	$9,106,743
(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized discounts of $23.0 million at September 30, 2024 and net unamortized discounts of $31.8 million at December 31, 2023. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$354,607	$353,575	$396,803	$392,618
Pass Thru	3,101	3,181	3,355	3,435
Total Floating	357,708	356,756	400,158	396,053
Fixed
CMBS	8,394,574	8,276,570	7,685,085	7,482,452
Total Fixed	8,394,574	8,276,570	7,685,085	7,482,452
Total Mortgage-backed securities	8,752,282	8,633,326	8,085,243	7,878,505
State and local housing finance agency obligations
Floating	1,226,425	1,223,315	1,229,440	1,228,238
Total Available-for-Sale securities	$9,978,707	$9,856,641	$9,314,683	$9,106,743

Note 8.        Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	September 30, 2024
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$22,874	$—	$—	$22,874	$539	$—	$23,413
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,214,815	—	—	2,214,815	7,520	(7,779)	2,214,556
Commercial Mortgage-Backed Securities (b)	8,835,593	—	—	8,835,593	8,703	(184,722)	8,659,574
Non-GSE MBS (c)	30,853	(568)	(616)	29,669	3,307	(873)	32,103
Total MBS	11,104,135	(568)	(616)	11,102,951	20,069	(193,374)	10,929,646

Other
State and local housing finance agency obligations	162,230	(81)	—	162,149	—	(11,971)	150,178
Total Held-to-Maturity securities	$11,266,365	$(649)	$(616)	$11,265,100	$20,069	$(205,345)	$11,079,824

	December 31, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$26,237	$—	$—	$26,237	$457	$—	$26,694
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,182,189	—	—	2,182,189	7,971	(16,117)	2,174,043
Commercial Mortgage-Backed Securities (b)	9,457,545	—	—	9,457,545	4,112	(324,425)	9,137,232
Non-GSE MBS (c)	38,587	(529)	(763)	37,295	3,793	(889)	40,199
Total MBS	11,704,558	(529)	(763)	11,703,266	16,333	(341,431)	11,378,168

Other
State and local housing finance agency obligations	166,145	(83)	—	166,062	—	(12,329)	153,733
Total Held-to-Maturity securities	$11,870,703	$(612)	$(763)	$11,869,328	$16,333	$(353,760)	$11,531,901
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.7 million at September 30, 2024 and $4.8 million at December 31, 2023, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 170 and 198 at September 30, 2024 and December 31, 2023, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $12.0 million at September 30, 2024 and $12.3 million at December 31, 2023. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at September 30, 2024 and December 31, 2023. Probability default analysis recorded allowance for credit losses of $0.1 million at September 30, 2024 and December 31, 2023. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.6 million were recorded at September 30, 2024 and $0.5 million were recorded at December 31, 2023. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at September 30, 2024 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 10 at September 30, 2024 and 12 at December 31, 2023.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after five years through ten years	$28,630	$27,444	$100	$100
Due after ten years	133,600	122,734	166,045	153,633
State and local housing finance agency obligations	$162,230	$150,178	$166,145	$153,733

Mortgage-backed securities
Due in one year or less	$489,738	$485,641	$536,177	$527,198
Due after one year through five years	6,033,698	5,901,317	5,157,803	5,008,487
Due after five years through ten years	2,190,366	2,160,650	3,630,080	3,482,815
Due after ten years	2,390,333	2,382,038	2,380,498	2,359,668
Mortgage-backed securities	$11,104,135	$10,929,646	$11,704,558	$11,378,168
Total Held-to-Maturity Securities	$11,266,365	$11,079,824	$11,870,703	$11,531,901
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $25.9 million at September 30, 2024 and $28.1 million at December 31, 2023 and before adjustments for allowance for credit losses.

Note 9.        Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2024			December 31, 2023
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$87	6.36%	—%
Due in one year or less	64,482,287	2.60	60.45	65,288,841	3.12	59.47
Due after one year through two years	17,243,294	2.07	16.16	15,253,626	2.06	13.89
Due after two years through three years	9,797,645	2.67	9.18	7,776,604	2.11	7.08
Due after three years through four years	6,062,004	2.75	5.68	8,730,143	2.78	7.95
Due after four years through five years	5,174,424	3.53	4.85	5,752,934	2.76	5.24
Thereafter	3,930,428	2.34	3.68	6,992,916	2.72	6.37
Total par value	106,690,082	2.57%	100.00%	109,795,151	2.83%	100.00%
Advance discounts	(9,870)			(7,878)
Hedge valuation basis adjustments (b)	(245,323)			(897,145)
Total	$106,434,889			$108,890,128
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of September 30, 2024. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of September 30, 2024, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2024 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of September 30, 2024.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 36.1% and 34.3% of total advances at September 30, 2024 and December 31, 2023, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third-party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of September 30, 2024, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. Mortgage loans under the MPF program were at a carrying value of $1.6 billion at September 30, 2024 and $1.7 billion at December 31, 2023. At September 30, 2024 mortgage loans under the MAP program were at a carrying value of $0.7 billion compared to $0.5 billion at December 31, 2023.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$100,196	4.41%	$106,860	4.97%
Fixed long-term single-family mortgages	2,172,411	95.59	2,043,520	95.03
Total unpaid principal balance	$2,272,607	100.00%	$2,150,380	100.00%

Unamortized premiums	39,384		35,034
Unamortized discounts	(665)		(742)
Basis adjustment (b)	(889)		(1,605)
Total mortgage loans amortized cost	$2,310,437		$2,183,067
Allowance for credit losses	(2,591)		(3,301)
Total mortgage loans held-for-portfolio at carrying value	$2,307,846		$2,179,766
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $41.6 million at September 30, 2024 and $43.1 million at December 31, 2023. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.4 million and $1.1 million for the three and nine months ended September 30, 2024 compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2023. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high-quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $11.0 million at September 30, 2024 and $7.2 million at December 31, 2023.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $2.6 million at September 30, 2024 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

Accrued interest receivable was $12.7 million at September 30, 2024 and $11.5 million at December 31, 2023. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were no MAP loans in serious delinquent status (90 days or more) at September 30, 2024 and December 31, 2023.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$2,517	$3,488	$3,301	$1,911
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	74	(61)	(710)	1,516
Balance, at end of period	$2,591	$3,427	$2,591	$3,427

The following table presents risk elements and credit losses (dollars in thousands):

	September 30, 2024	December 31, 2023
Average loans outstanding during the period (a)	$2,192,381	$2,106,517
Mortgage loans held for portfolio (b)	2,272,607	2,150,380
Non-accrual loans (b)	5,344	5,895
Allowance for credit losses on mortgage loans held for portfolio	2,591	3,301
Net charge-offs	—	—

Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.114%	0.154%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.235%	0.274%
Ratio of allowance for credit losses to non-accrual loans	48.494%	56.007%
(a)	Represents the average unpaid principal balance for the nine months ended September 30, 2024 and for the twelve months ended December 31, 2023.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	September 30, 2024	December 31, 2023
Total mortgage loans, carrying values net (a)	$2,307,846	$2,179,766
Non-performing mortgage loans - Conventional (a)(b)	$5,344	$5,895
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$4,480	$4,967
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more. There were no impaired MAP loans.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA loans) (in thousands):

				Three months ended	Nine months ended
	September 30, 2024			September 30, 2024	September 30, 2024

	Unpaid			Average
	Principal	Related	Amortized Cost	Recorded
	Balance	Allowance	After Allowance	Investment (d)
Conventional Loans (a)(c)
No related allowance (b)	$386,166	$—	$390,627	$334,311	$360,073
With a related allowance	1,097,939	(2,591)	1,112,533	1,246,361	1,188,475
Total measured for impairment (e)	$1,484,105	$(2,591)	$1,503,160	$1,580,672	$1,548,548

	December 31, 2023
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans (a)(c)
No related allowance (b)	$321,544	$—	$325,428	$615,113
With a related allowance	1,262,122	(3,301)	1,278,547	1,051,418
Total measured for impairment (e)	$1,583,666	$(3,301)	$1,603,975	$1,666,531
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in mortgage loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2024 and for the twelve months ended December 31, 2023.
(e)	There were no impaired MAP loans.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2024	December 31, 2023
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans	$2,154,437	$2,025,225
Government-guaranteed or - insured mortgage loans	118,170	125,155
Total mortgage loans - unpaid principal balance	$2,272,607	$2,150,380

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

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2024 and December 31, 2023.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2024
	Conventional Loans
	Origination Year
	Prior to 2020	2020 to 2024	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$7,331	$2,713	$10,044
Past due 60 - 89 days	1,508	575	2,083
Past due 90 days or more	5,150	363	5,513
Total past due mortgage loans	13,989	3,651	17,640
Current mortgage loans	1,129,630	1,043,183	2,172,813
Total conventional mortgage loans	$1,143,619	$1,046,834	$2,190,453

	December 31, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$6,599	$4,281	$10,880
Past due 60 - 89 days	1,403	290	1,693
Past due 90 days or more	5,645	269	5,914
Total past due mortgage loans	13,647	4,840	18,487
Current mortgage loans	924,258	1,113,175	2,037,433
Total conventional mortgage loans	$937,905	$1,118,015	$2,055,920

Other Delinquency Statistics (dollars in thousands):

	September 30, 2024
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost (a):
In process of foreclosure (b)	$2,478	$2,910	$5,388
Serious delinquency rate (c)	0.38%	3.79%	0.44%
Past due 90 days or more and still accruing interest	$—	$4,545	$4,545
Loans on non-accrual status	$5,513	$—	$5,513

	December 31, 2023
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost (a):
In process of foreclosure (b)	$2,153	$3,048	$5,201
Serious delinquency rate (c)	0.37%	4.03%	0.51%
Past due 90 days or more and still accruing interest	$—	$5,041	$5,041
Loans on non-accrual status	$5,914	$—	$5,914
(a)	There were no MAP loans in delinquency status.
(b)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(c)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

Note 11.        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.1 billion at September 30, 2024 and $3.5 billion at December 31, 2023, a decrease of $1.4 billion, or 39.2%, from December 31, 2023. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.5% and 99.7% of deposits at September 30, 2024 and December 31, 2023, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.5 billion for period ended September 30, 2024 and $3.0 billion for the twelve months ended December 31, 2023. The annualized weighted-average interest rates paid on demand and overnight deposits were 5.21% for the nine months ended September 30, 2024 and 4.23% for the year ended December 31, 2023.

The following table summarizes deposits (in thousands):

	September 30, 2024	December 31, 2023
Interest-bearing demand	$2,105,425	$3,472,477
Non-interest-bearing demand	10,216	9,376
Total deposits (a)	$2,115,641	$3,481,853
(a)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	September 30, 2024	Interest Rate (b)	December 31, 2023	Interest Rate (b)
Interest-bearing demand (a)	$2,105,425	5.21%	$3,472,477	4.23%
Non-interest-bearing demand	10,216		9,376
Total deposits	$2,115,641		$3,481,853
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	September 30, 2024	December 31, 2023

Consolidated obligation bonds-amortized cost	$92,818,001	$98,702,143
Hedge valuation basis adjustments	(393,847)	(1,126,343)
Hedge basis adjustments on de-designated hedges	100,006	106,686
FVO - valuation adjustments and accrued interest	(56,308)	(113,424)
Total Consolidated obligation bonds	$92,467,852	$97,569,062

Discount notes-amortized cost	$51,314,521	$47,914,413
Hedge value basis adjustments	27,238	(7,363)
Hedge basis adjustments on de-designated hedges	(324)	(142)
FVO - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$51,341,435	$47,906,908

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2024			December 31, 2023
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$48,506,095	4.36%	52.28%	$58,048,915	4.67%	58.85%
Over one year through two years	24,584,425	3.28	26.50	14,958,980	3.48	15.16
Over two years through three years	8,106,465	3.09	8.74	12,220,155	1.67	12.39
Over three years through four years	3,391,890	3.38	3.66	4,992,385	2.62	5.06
Over four years through five years	4,258,565	3.79	4.59	3,977,705	3.36	4.03
Thereafter	3,924,895	3.48	4.23	4,447,450	3.16	4.51
Total par value	92,772,335	3.86%	100.00%	98,645,590	3.89%	100.00%

Bond premiums (b)	68,177			81,218
Bond discounts (b)	(22,511)			(24,665)
Hedge valuation basis adjustments (c)	(393,847)			(1,126,343)
Hedge basis adjustments on de-designated hedges (d)	100,006			106,686
FVO (e) - valuation adjustments and accrued interest	(56,308)			(113,424)
Total Consolidated obligation bonds	$92,467,852			$97,569,062
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$27,639,205	29.79%	$33,066,960	33.52%
Fixed-rate, callable	24,254,130	26.14	35,735,130	36.23
Step Up, callable	2,698,000	2.91	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	25,000	0.03	200,000	0.20
Single-index floating rate	38,104,000	41.07	26,118,500	26.48
Total par value	$92,772,335	100.00%	$98,645,590	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Par value	$51,936,133	$48,657,920
Amortized cost	$51,314,521	$47,914,413
Hedge value basis adjustments (a)	27,238	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(324)	(142)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$51,341,435	$47,906,908
Weighted average interest rate	4.81%	5.17%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at September 30, 2024 and December 31, 2023.

Note 13.        Affordable Housing Program.

The FHLBNY charges the amount allocated for the Affordable Housing Program (AHP) to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$210,721	$158,749	$187,027	$131,394
Additions from current period’s assessments	20,391	20,235	65,074	66,297
Net disbursements for grants and programs	(24,153)	(8,123)	(45,142)	(26,830)
Ending balance	$206,959	$170,861	$206,959	$170,861

Note 14.        Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.0 billion at both September 30, 2024 and December 31, 2023.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2024		December 31, 2023
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,051,054	$8,506,891	$1,364,264	$8,394,453
Total capital-to-asset ratio	4.00%	5.47%	4.00%	5.30%
Total capital (b)	$6,218,165	$8,506,891	$6,333,328	$8,394,453
Leverage ratio	5.00%	8.21%	5.00%	7.95%
Leverage capital (c)	$7,772,707	$12,760,336	$7,916,660	$12,591,679
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2024	December 31, 2023
Redemption less than one year	$2,851	$3,070
Redemption from one year to less than three years	2,179	2,427
Redemption from three years to less than five years	224	732
Redemption from five years or greater	886	990
Total	$6,140	$7,219

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$6,336	$7,329	$7,219	$4,578
Capital stock subject to mandatory redemption reclassified from equity	—	50,000	—	54,659
Redemption of mandatorily redeemable capital stock (a)	(196)	(50,056)	(1,079)	(51,964)
Ending balance	$6,140	$7,273	$6,140	$7,273
Accrued interest payable (b)	$149	$203	$149	$203
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rate was 9.50% for the three months ended September 30, 2024 and 8.50% for the same period in 2023. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.2 billion and $1.1 billion as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2024 and December 31, 2023, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$183,363	$181,894	$585,197	$596,214
Net income available to stockholders	$183,363	$181,894	$585,197	$596,214
Weighted average shares of capital	62,464	57,859	62,201	63,143
Less: Mandatorily redeemable capital stock	(62)	(95)	(64)	(72)
Average number of shares of capital used to calculate earnings per share	62,402	57,764	62,137	63,071
Basic earnings per share	$2.94	$3.15	$9.42	$9.45

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Defined Benefit Plan	$3,025	$3,100	$9,075	$9,300
Benefit Equalization Plans (defined benefit and defined contribution)	2,482	1,152	6,979	4,934
Defined Contribution Plans	813	713	2,488	2,266
Postretirement Health Benefit Plan	21	(252)	61	(758)
Total retirement plan expenses	$6,341	$4,713	$18,603	$15,742

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$471	$412	$1,412	$1,235
Interest cost	925	860	2,775	2,579
Amortization of unrecognized net loss	194	—	580	—
Amortization of unrecognized past service cost	5	14	14	41
Net periodic benefit cost - Defined Benefit BEP	1,595	1,286	4,781	3,855
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	887	(134)	2,198	1,079
Total	$2,482	$1,152	$6,979	$4,934

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost (benefits attributed to service during the period)	$4	$6	$11	$19
Interest cost on accumulated postretirement health benefit obligation	82	103	245	307
Amortization of (gain)/loss	(65)	(361)	(195)	(1,084)
Net periodic postretirement health benefit expense/(income)	$21	$(252)	$61	$(758)

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2024	December 31, 2023
Interest rate contracts
Interest rate swaps	$171,106,603	$194,257,512
Interest rate caps	150,000	150,000
Mortgage delivery commitments	34,370	19,277
Total interest rate contracts notionals	$171,290,973	$194,426,789

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

	September 30, 2024		December 31, 2023
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$472,393	$878,812	$792,408	$1,504,800
Cleared derivatives	2,125,935	2,057,477	1,765,052	1,751,642
Total gross recognized amount	2,598,328	2,936,289	2,557,460	3,256,442
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(385,190)	(866,650)	(682,546)	(1,494,166)
Cleared derivatives	(2,055,911)	(2,055,911)	(1,749,869)	(1,749,869)
Total gross amounts of netting adjustments and cash collateral	(2,441,101)	(2,922,561)	(2,432,415)	(3,244,035)
Net amounts after offsetting adjustments and cash collateral	$157,227	$13,728	$125,045	$12,407

Uncleared derivatives	$87,203	$12,162	$109,862	$10,634
Cleared derivatives	70,024	1,566	15,183	1,773
Total net amounts after offsetting adjustments and cash collateral	$157,227	$13,728	$125,045	$12,407

Derivative instruments - not nettable
Uncleared derivatives (a)	$99	$25	$157	$2
Total derivative assets and total derivative liabilities
Uncleared derivatives	$87,302	$12,187	$110,019	$10,636
Cleared derivatives	70,024	1,566	15,183	1,773
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$157,326	$13,753	$125,202	$12,409

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$819,949	$—	$794,848	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(78,231)	—	(96,191)	—
Total net amount of non-cash collateral received or repledged	$741,718	$—	$698,657	$—
Total net exposure cash and non-cash (e)	$899,044	$13,753	$823,859	$12,409
Net unsecured amount - Represented by:
Uncleared derivatives	$9,071	$12,187	$13,828	$10,636
Cleared derivatives	889,973	1,566	810,031	1,773
Total net exposure cash and non-cash (e)	$899,044	$13,753	$823,859	$12,409
(a)	Not nettable derivative instruments are without legal right of offset and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time-to-time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2024
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$145,177,645	$2,186,848	$2,592,217
Total derivatives in hedging relationships under ASC 815	145,177,645	2,186,848	2,592,217

Derivatives not designated as hedging instruments
Interest rate swaps (b)	25,928,958	411,381	344,072
Interest rate caps	150,000	99	—
Mortgage delivery commitments	34,370	99	25
Other	—	—	—
Total derivatives not designated as hedging instruments	26,113,328	411,579	344,097
Total derivatives before netting and collateral adjustments	$171,290,973	$2,598,427	$2,936,314
Netting adjustments		$(2,399,551)	$(2,399,551)
Cash collateral and related accrued interest		(41,550)	(523,010)
Total netting adjustments and cash collateral		(2,441,101)	(2,922,561)
Total derivative assets and total derivative liabilities		$157,326	$13,753
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$819,949
Security collateral received from counterparty (c)		(78,231)
Net security		741,718
Net exposure		$899,044

	December 31, 2023
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$159,826,933	$1,577,776	$2,521,697
Total derivatives in hedging relationships under ASC 815	159,826,933	1,577,776	2,521,697

Derivatives not designated as hedging instruments
Interest rate swaps (b)	34,430,579	979,388	734,745
Interest rate caps	150,000	296	—
Mortgage delivery commitments	19,277	157	2
Other	—	—	—
Total derivatives not designated as hedging instruments	34,599,856	979,841	734,747
Total derivatives before netting and collateral adjustments	$194,426,789	$2,557,617	$3,256,444
Netting adjustments		$(2,421,455)	$(2,421,455)
Cash collateral and related accrued interest		(10,960)	(822,580)
Total netting adjustments and cash collateral		(2,432,415)	(3,244,035)
Total derivative assets and total derivative liabilities		$125,202	$12,409
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$794,848
Security collateral received from counterparty (c)		(96,191)
Net security		698,657
Net exposure		$823,859
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2024 and December 31, 2023.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(336,609)	$355,366	$(26,883)	$544,651
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$331,521	$(356,672)	$26,022	$(538,980)

Gains (losses) represent changes in fair values of derivatives and changes in the fair value of hedged items due to changes in the designated benchmark interest rate, the risk being hedged. Gains and losses on ASC 815 hedges are recorded in the same line in the Statements of Income as the hedged assets and hedged liabilities.

Cumulative Basis Adjustment

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in the hedged risk. The hedge basis adjustment, whether arising from an active or de-designated hedge relationship, remains with the hedged item until the hedged item is derecognized from the balance sheet.

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2024 and December 31, 2023, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2024
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$51,292,221	$(245,303)	$—
Hedged AFS debt securities (a)	6,164,654	(363,951)	—
De-designated advances (b)	—	—	(20)
	$57,456,875	$(609,254)	$(20)
Liabilities:
Hedged consolidated obligation bonds	$40,869,922	$393,847	$—
Hedged consolidated obligation discount notes	46,338,092	(27,238)	—
De-designated consolidated obligation bonds (b)	—	—	(100,006)
De-designated consolidated obligation discount notes (b)	—	—	324
	$87,208,014	$366,609	$(99,682)

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
(a)

Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities. Cumulative basis adjustment gains (losses) at September 30, 2024 includes immaterial balances of unamortized basis as a result of a hedge de-designation.

(b)

At September 30, 2024, par amounts of de-designated advances were $0.1 billion; par amounts of de-designated CO bonds were $3.4 billion; par amount of de-designated CO discount notes were $1.4 billion. At December 31, 2023, par amounts of de-designated advances were $0.6 billion; par amounts of de-designated CO bonds were $2.9 billion; par amounts of de-designated CO discount notes were $0.9 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2024				2023
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(292)	$—	$(43,954)	$(43,662)	$(333)	$—	$15,284	$15,617

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2024				2023
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(862)	$—	$(29,891)	$(29,029)	$(931)	$—	$19,616	$20,547
(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps. Under guidance provided by ASU 2017-12, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.7 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under guidance provided by ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) is reclassified only if the original transaction would not occur by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(89,585)	$78,173	$26,661	$129,581
Caps	(163)	86	(197)	(344)
Mortgage delivery commitments	686	1,059	585	(1,828)
Total gains (losses) on derivatives in economic hedges	$(89,062)	$79,318	$27,049	$127,409

Note 18.        Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2024
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$44,242	$44,242	$44,242	$—	$—	$—
Interest-bearing deposits	2,800,000	2,800,014	—	2,800,014	—	—
Securities purchased under agreements to resell	5,170,000	5,170,025	—	5,170,025	—	—
Federal funds sold	9,275,000	9,275,040	—	9,275,040	—	—
Trading securities	7,291,545	7,291,545	7,291,545	—	—	—
Equity Investments	99,399	99,399	99,399	—	—	—
Available-for-sale securities	9,856,641	9,856,641	—	8,633,326	1,223,315	—
Held-to-maturity securities	11,265,100	11,079,824	—	10,897,543	182,281	—
Advances	106,434,889	106,559,395	—	106,559,395	—	—
Mortgage loans held-for-portfolio, net	2,307,846	2,100,579	—	2,100,579	—	—
Accrued interest receivable	612,321	612,321	—	612,321	—	—
Derivative assets	157,326	157,326	—	2,598,427	—	(2,441,101)
Other financial assets	201	201	—	—	201	—
Liabilities
Deposits	2,115,641	2,115,376	—	2,115,376	—	—
Consolidated obligations
Bonds	92,467,852	91,995,672	—	91,995,672	—	—
Discount notes	51,341,435	51,372,470	—	51,372,470	—	—
Mandatorily redeemable capital stock	6,140	6,140	6,140	—	—	—
Accrued interest payable	675,296	675,296	—	675,296	—	—
Derivative liabilities	13,753	13,753	—	2,936,314	—	(2,922,561)
Other financial liabilities	—	—	—	—	—	—

	December 31, 2023
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$48,198	$48,198	$48,198	$—	$—	$—
Interest-bearing deposits	1,945,000	1,945,022	—	1,945,022	—	—
Securities purchased under agreements to resell	7,820,000	7,820,064	—	7,820,064	—	—
Federal funds sold	9,640,000	9,640,092	—	9,640,092	—	—
Trading securities	5,886,421	5,886,421	5,886,421	—	—	—
Equity Investments	91,879	91,879	91,879	—	—	—
Available-for-sale securities	9,106,743	9,106,743	—	7,878,505	1,228,238	—
Held-to-maturity securities	11,869,328	11,531,901	—	11,337,969	193,932	—
Advances	108,890,128	108,936,655	—	108,936,655	—	—
Mortgage loans held-for-portfolio, net	2,179,766	1,940,678	—	1,940,678	—	—
Accrued interest receivable	581,608	581,608	—	581,608	—	—
Derivative assets	125,202	125,202	—	2,557,617	—	(2,432,415)
Other financial assets	378	378	—	—	378	—
Liabilities
Deposits	3,481,853	3,481,961	—	3,481,961	—	—
Consolidated obligations
Bonds	97,569,062	96,836,586	—	96,836,586	—	—
Discount notes	47,906,908	47,932,222	—	47,932,222	—	—
Mandatorily redeemable capital stock	7,219	7,219	7,219	—	—	—
Accrued interest payable	716,021	716,021	—	716,021	—	—
Derivative liabilities	12,409	12,409	—	3,256,444	—	(3,244,035)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2024 and December 31, 2023. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2024 and December 31, 2023.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2024 and December 31, 2023.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2024, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2024
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,291,545	$7,291,545	$—	$—	$—
Equity Investments	99,399	99,399	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	8,633,326	—	8,633,326	—	—
State and local housing finance agency obligations	1,223,315	—	—	1,223,315	—
Derivative assets (a)
Interest-rate derivatives	157,227	—	2,598,328	—	(2,441,101)
Mortgage delivery commitments	99	—	99	—	—
Total recurring fair value measurement - Assets	$17,404,911	$7,390,944	$11,231,753	$1,223,315	$(2,441,101)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(1,882,657)	$—	$(1,882,657)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(13,728)	—	(2,936,289)	—	2,922,561
Mortgage delivery commitments	(25)	—	(25)	—	—
Total recurring fair value measurement - Liabilities	$(1,896,410)	$—	$(4,818,971)	$—	$2,922,561

	December 31, 2023
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$5,886,421	$5,886,421	$—	$—	$—
Equity Investments	91,879	91,879	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	7,878,505	—	7,878,505	—	—
State and local housing finance agency obligations	1,228,238	—	—	1,228,238	—
Derivative assets(a)
Interest-rate derivatives	125,045	—	2,557,460	—	(2,432,415)
Mortgage delivery commitments	157	—	157	—	—
Total recurring fair value measurement - Assets	$15,210,245	$5,978,300	$10,436,122	$1,228,238	$(2,432,415)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(3,780,541)	$—	$(3,780,541)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(12,407)	—	(3,256,442)	—	3,244,035
Mortgage delivery commitments	(2)	—	(2)	—	—
Total recurring fair value measurement - Liabilities	$(3,792,950)	$—	$(7,036,985)	$—	$3,244,035
(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of the period	$1,223,688	$1,105,746	$1,228,238	$1,109,029
Transfer of securities from held-to-maturity to available-for-sale	—	—	—	—
Provision for credit losses	—	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(373)	(498)	(1,908)	(731)
Purchases	—	—	—	—
Settlements	—	—	(3,015)	(3,050)
Balance, end of the period	$1,223,315	$1,105,248	$1,223,315	$1,105,248

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	391	—	—	391
Total non-recurring assets at fair value	$391	$—	$—	$391

During the period ended September 30, 2024, de minimis amounts were recorded.

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended September 30, 2024 and December 31, 2023, and the reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2024 and December 31, 2023.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2024	2023

	Bonds
Balance, beginning of the period	$(1,899,284)	$(4,182,576)
New transactions elected for fair value option	—	—
Maturities and terminations	55,000	—
Net gains (losses) on financial instruments held under fair value option	(38,994)	(18,107)
Change in accrued interest/unaccreted balance	621	(7,103)
Balance, end of the period	$(1,882,657)	$(4,207,786)

	Nine months ended September 30,
	2024	2023

	Bonds
Balance, beginning of the period	$(3,780,541)	$(4,159,862)
New transactions elected for fair value option	—	—
Maturities and terminations	1,955,000	—
Net gains (losses) on financial instruments held under fair value option	(66,316)	(40,809)
Change in accrued interest/unaccreted balance	9,200	(7,115)
Balance, end of the period	$(1,882,657)	$(4,207,786)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2024			2023
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(5,850)	$(38,994)	$(44,844)	$(22,671)	$(18,107)	$(40,778)

	Nine months ended September 30,
	2024			2023
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(36,294)	$(66,316)	$(102,610)	$(68,014)	$(40,809)	$(108,823)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2024
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$1,938,965	$1,882,657	$(56,308)

	December 31, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$3,893,965	$3,780,541	$(113,424)

	September 30, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$4,373,965	$4,207,786	$(166,179)
(a)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.

Note 19.        Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of September 30, 2024 and December 31, 2023.

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

The following table summarizes contractual obligations and contingencies (in thousands):

September 30, 2024
Contractual Obligations
Consolidated obligation bonds at par (a)	$92,772,335
Consolidated obligation discount notes at par	51,936,133
Mandatorily redeemable capital stock (a)	6,140
Financing lease (b)	2,286
Premises (Operating Lease) (b)	71,575
Other liabilities (c)	146,963
Total contractual obligations	$144,935,432
Other commitments
Standby letters of credit (d)	$20,620,654
Consolidated obligation bonds/discount notes traded not settled	46,000
Commitments to fund additional advances	125,600
Commitments to fund pension	12,100
Open delivery commitments (MAP)	34,370
Total other commitments	$20,838,724
Total obligations and commitments	$165,774,156
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the Federal Reserve Bank (FRB), and projected payment obligations for pension plans.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Lease Commitments

Operating Leases:

In compliance with the guidance under ASU 2016-02, Leases (Topic 842), we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At September 30, 2024 and December 31, 2023, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating Leases (a)
Right-of-use assets	$50,834	$54,862
Lease Liabilities	$62,349	$67,021
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024	2023
Operating Lease Expense	$1,794		$1,952		$5,645	$5,856
Operating cash flows - Cash Paid	$2,009		$2,154		$6,289	$6,461

	September 30, 2024		December 31, 2023
Weighted Average Discount Rate	3.33%		3.32%
Weighted Average Remaining Lease Term	8.50	Years	9.21	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2024	December 31, 2023
Remainder of 2024	$2,009	$8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
Thereafter	36,844	36,844
Total undiscounted lease payments	71,895	78,183
Imputed interest	(9,546)	(11,162)
Total operating lease liabilities	$62,349	$67,021

Finance Lease:

In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $2.1 million as of September 30, 2024, and $2.3 million as of December 31, 2023. The finance lease ROU asset was $2.1 million as of September 30, 2024, and $2.3 million as of December 31, 2023.

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

Debt assumptions — No discount notes were assumed from another FHLBank in the nine months ended September 30, 2024. In June 2023, the FHLBNY assumed discount notes in par amount of $6.1 billion from another FHLBank. No CO bonds were assumed from another FHLBank in the nine months ended September 30, 2024 and in the same period in the prior year.

Debt transfers — In September 2024, the FHLBNY transferred debt in par amount of $5.8 billion to another FHLBank. No debt was transferred to another FHLBank in the nine months ended September 2023.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $2.7 million at September 30, 2024 and $3.2 million at December 31, 2023.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, compared to $0.3 million and $0.9 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At September 30, 2024 and December 31, 2023, outstanding notional amounts were $3.0 million and $18.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the nine months ended September 30, 2024 compared to $0.5 billion in the same period in the prior year. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the nine months ended September 30, 2024. In the nine months ended September 30, 2023, the FHLBNY borrowed a total of $5.3 billion in overnight loans from other FHLBanks. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at September 30, 2024 and December 31, 2023. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2024	December 31, 2023
	Related	Related
Assets
Advances	$106,434,889	$108,890,128
Accrued interest receivable	521,731	469,880

Liabilities and capital
Deposits	$2,115,641	$3,481,853
Mandatorily redeemable capital stock	6,140	7,219
Accrued interest payable	149	171
Affordable Housing Program (a)	206,959	187,027

Capital	$8,415,609	$8,244,701
(a)	Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Related	Related	Related	Related
Interest income
Advances	$1,605,458	$1,435,895	$4,804,490	$4,493,759
Interest-bearing deposits	9	3	16	10
Loans to other FHLBanks	—	—	—	71

Interest expense
Deposits	$29,807	$39,638	$96,990	$84,556
Mandatorily redeemable capital stock	149	216	465	459
Cash collateral held and other borrowings	—	—	—	1,521

Service fees and other	$5,591	$5,086	$16,023	$15,530

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

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2024
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Flagstar Bank, N.A.	Hicksville	NY	$16,850,000	15.79%	$272,583	25.51%	$834,575	26.59%
Citibank, N.A.	New York	NY	15,501,000	14.53	237,250	22.20	725,135	23.10
MetLife, Inc.:
Metropolitan Life Insurance Company (b)	Whippany	NJ	13,035,000	12.22	131,040	12.26	374,278	11.92
Metropolitan Tower Life Insurance Company (b)	Whippany	NJ	1,555,000	1.46	16,266	1.52	48,375	1.54
Subtotal MetLife, Inc.			14,590,000	13.68	147,306	13.78	422,653	13.46
Equitable Financial Life Insurance Co.	New York	NY	7,165,063	6.72	90,443	8.46	272,200	8.67
Teachers Ins. & Annuity Assoc of America	New York	NY	6,860,500	6.43	85,309	7.98	259,813	8.28
Goldman Sachs Bank USA	New York	NY	5,000,000	4.69	71,135	6.66	112,625	3.59
Manufacturers and Traders Trust Company	Buffalo	NY	4,500,151	4.22	82,787	7.75	276,167	8.80
New York Life Insurance Company	New York	NY	3,513,000	3.29	33,797	3.16	93,762	2.99
Valley National Bank (b)	Wayne	NJ	2,626,604	2.46	27,113	2.53	79,703	2.53
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.46	21,004	1.97	62,556	1.99
Total			$79,225,568	74.27%	$1,068,727	100.00%	$3,139,189	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2023
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,500,000	17.76%	$984,342	28.99%
Flagstar Bank, N.A. (b)	Hicksville	NY	17,850,000	16.26	553,872	16.31
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	11.87	474,764	13.98
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.42	56,402	1.66
Subtotal MetLife, Inc.			14,590,000	13.29	531,166	15.64
Equitable Financial Life Insurance Company	New York	NY	7,615,063	6.93	403,051	11.87
Teachers Ins. & Annuity Assoc of America	New York	NY	7,035,500	6.41	249,296	7.34
Manufacturers and Traders Trust Company	Buffalo	NY	5,000,159	4.55	278,246	8.19
New York Life Insurance Company	New York	NY	3,063,000	2.79	96,367	2.84
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.39	83,396	2.46
Valley National Bank (b)	Wayne	NJ	2,539,804	2.31	142,160	4.19
Kearny Bank	Fairfield	NJ	1,667,500	1.52	73,652	2.17
Total			$81,480,276	74.21%	$3,395,548	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	September 30, 2023
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$17,500,000	16.95%	$250,112	30.73%	$695,143	28.58%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,535,000	13.11	125,555	15.43	346,539	14.25
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.51	15,426	1.90	40,730	1.67
Subtotal MetLife, Inc.			15,090,000	14.62	140,981	17.33	387,269	15.92
Flagstar Bank, N.A. (b)	Hicksville	NY	11,623,000	11.26	119,922	14.73	402,560	16.56
Equitable Financial Life Insurance Company	New York	NY	8,180,519	7.93	111,060	13.65	305,879	12.58
Manufacturers and Traders Trust Company	Buffalo	NY	6,200,162	6.01	64,823	7.96	213,575	8.78
Teachers Ins. & Annuity Assoc of America	New York	NY	6,009,600	5.82	59,281	7.28	179,952	7.41
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.54	21,020	2.58	62,376	2.56
New York Life Insurance Company	New York	NY	2,593,200	2.51	22,580	2.77	72,445	2.98
Goldman Sachs Bank USA	New York	NY	2,000,000	1.94	3,068	0.38	63,552	2.61
Provident Bank (b)	Jersey City	NJ	1,942,231	1.88	21,092	2.59	49,152	2.02
Total			$73,757,962	71.46%	$813,939	100.00%	$2,431,903	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	60-61
1.1	Financial Condition	62-64
2.1 - 2.8	Advances	64-69
3.1 - 3.8	Investments	69-74
4.1 - 4.3	Mortgage Loans	75-76
5.1 - 5.10	Consolidated Obligations	77-82
6.1 - 6.4	Capital	82-84
7.1	Derivatives	84-86
8.1 – 8.3	Liquidity	86-89
9.1 - 9.11	Results of Operations	89-102
10.1	Assessments	103-104

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

Mission Fulfillment. The Bank’s performance is based on our ability to successfully execute on our foundational liquidity mission and is reflected in our strong results for the third quarter of 2024.

Throughout the first nine months of 2024, the Federal Home Loan Bank of New York has continued to successfully execute on our mission, meeting the needs of our members and working together to the benefit of the communities we all serve.

Third Quarter 2024 Financial Results

Net income — Net income for the third quarter of 2024 was $183.4 million, an increase of $1.5 million, or 0.8%, from net income of $181.9 million for the same period in 2023. Our Net income is primarily driven by Net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for the third quarter of 2024 was $237.2 million, a decrease of $5.3 million, or 2.2%, from $242.5 million for the same period in 2023. This decrease was primarily driven by a decrease in the net interest spread of 5 basis points. Net interest spread decreased to 27 basis points in the third quarter of 2024 compared to 32 basis points in the same period in 2023. The root cause driving the decrease in net interest spread is the higher cost of replaced funding. Average earning assets balances increased by $18.6 billion to $169.0 billion in the 2024 third quarter compared with $150.4 billion in the same period in 2023. Average advances balances increased $11.0 billion to $111.0 billion in the 2024 third quarter, up from $100.0 billion in the 2023 third quarter.

Return on average equity (ROE) for the third quarter of 2024 was 8.29%, compared to ROE of 9.13% for the same period in 2023.

Other income (loss) — Other income (loss) increased by $23.4 million, resulting from a gain of $35.1 million in the third quarter of 2024 compared to a gain of $11.7 million in the same period of 2023. Primary components are summarized below:

●	Financial instruments carried at fair values — FVO instruments reported fair value losses of $39.0 million in the third quarter of 2024 compared to fair value losses of $18.1 million in the same period in the prior year.
●	Derivative activities reported losses in Other income of $89.1 million in the third quarter of 2024, a decrease of $168.4 million from gains of $79.3 million in the third quarter of 2023. The quarter over quarter loss was primarily from Interest rate swaps designated as economic hedges of fixed-rate Treasury securities. The fair value on Interest rate swaps in economic hedges largely offset the marked-to-market valuation gains of the portfolio of U.S. Treasury securities held for liquidity.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported marked-to-market gains of $151.7 million in the third quarter of 2024, an increase of $203.4 million from losses of $51.7 million in the third quarter of 2023. The quarter over quarter marked-to-market gain was largely offset by fair value changes on Interest rate swaps in economic hedges of fixed-rate Treasury securities.

●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net gains of $5.7 million in the third quarter of 2024, compared to net losses of $2.8 million in the same period of the prior year.

Other expenses were $68.5 million for the third quarter of the current year, compared to $52.1 million for the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and voluntary contributions. Other expenses have increased due to a $8.3 million increase in voluntary contributions, increases in compensation due to increase in headcount, and increases in operating expense due to on-going investments in technology.

Affordable Housing Program Assessments (AHP) allocated from Net income were $20.4 million for the third quarter of the current year, compared to $20.2 million for the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were proportional with changes in Net income.

Dividend payments — A quarterly cash dividend of $2.36 per share (9.50% annualized) was paid in the third quarter of the current year, compared to $2.12 per share (8.50% annualized) in the same period of the prior year.

Financial Condition — September 30, 2024 compared to December 31, 2023

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets decreased to $155.5 billion at September 30, 2024, down from $158.3 billion at December 31, 2023, a decrease of $2.8 billion, or 1.8%. As of September 30, 2024, advances were $106.4 billion, a decrease of $2.5 billion, or 2.3%, from $108.9 billion at December 31, 2023.

Cash at banks was $44.2 million at September 30, 2024, compared to $48.2 million at December 31, 2023.

Liquidity investments — Money market investments decreased $2.1 billion at September 30, 2024 to $17.2 billion, as compared to $19.3 billion at December 31, 2023, but we continue to ensure an ample supply of funds to meet liquidity demands. Federal funds decreased $0.4 billion to $9.3 billion, as well as a $2.7 billion decrease in overnight resale agreements to $5.2 billion, partially offset by a $0.9 billion increase in interest-bearing deposits at highly rated financial institutions to $2.8 billion.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.3 billion and $5.9 billion at September 30, 2024 and December 31, 2023, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $8.6 billion at September 30, 2024 and $7.9 billion at December 31, 2023 of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable.

For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at September 30, 2024 to $106.7 billion, compared to $109.8 billion at December 31, 2023. Short-term fixed-rate advances decreased by 26.7% to $9.6 billion at September 30, 2024, down from $13.0 billion at December 31, 2023. ARC advances, which are adjustable-rate borrowings, increased by 17.6% to $41.9 billion at September 30, 2024, compared to $35.7 billion at December 31, 2023. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $356.8 million and $396.1 million at September 30, 2024 and December 31, 2023, respectively. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $8.3 billion and $7.5 billion at September 30, 2024 and December 31, 2023, respectively.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at September 30, 2024, slightly lower than the balance at December 31, 2023.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.1 billion and $11.7 billion at September 30, 2024 and December 31, 2023, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.6 million on private-label MBS at September 30, 2024 and $0.5 million at December 31, 2023.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at September 30, 2024 and December 31, 2023. Allowance for credit losses on State and local housing finance agency obligations in the HTM portfolio was $0.1 million at September 30, 2024, slightly higher than the balance at December 31, 2023.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $99.4 million at September 30, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance (MPF) loans and Mortgage Asset Program (MAP) loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.6 billion at September 30, 2024, a decrease of $106.9 million from the balance at December 31, 2023. Unpaid principal balance of MAP loans stood at $671.3 million at September 30, 2024 compared to $442.1 million at December 31, 2023.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF and MAP portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2024, were lower than December 31, 2023. Allowance for credit losses decreased to $2.6 million at September 30, 2024 compared to $3.3 million at December 31, 2023.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.5 billion at September 30, 2024 compared to $8.4 billion at December 31, 2023. Required risk-based capital was $1.1 billion at September 30, 2024 compared to $1.4 billion at December 31, 2023. To support $155.5 billion of total assets at September 30, 2024, the minimum required total capital was $6.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At September 30, 2024 balance sheet leverage (based on U.S. GAAP) was 18.5 times shareholders’ equity compared to 19.2 times at December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Selected Financial Data (Unaudited).

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2024	2024	2024	2023	2023
Investments (a)	$45,758	$50,430	$49,326	$46,359	$39,955
Advances	106,435	114,363	107,164	108,890	101,488
Mortgage loans held-for-portfolio, net (b)	2,308	2,227	2,191	2,180	2,165
Total assets	155,454	168,092	159,630	158,333	144,421
Deposits and borrowings	2,116	2,214	2,779	3,482	2,721
Consolidated obligations, net
Bonds	92,468	95,174	92,534	97,569	96,374
Discount notes	51,341	60,758	54,881	47,907	36,397
Total consolidated obligations	143,809	155,932	147,415	145,476	132,771
Mandatorily redeemable capital stock	6	6	7	7	7
AHP liability	207	211	201	187	171
Capital
Capital stock	6,014	6,402	5,986	6,050	5,750
Retained earnings
Unrestricted	1,309	1,309	1,310	1,277	1,291
Restricted	1,178	1,142	1,105	1,061	1,030
Total retained earnings	2,487	2,451	2,415	2,338	2,321
Accumulated other comprehensive income (loss)	(85)	(103)	(88)	(143)	(189)
Total capital	8,416	8,750	8,313	8,245	7,882
Equity to asset ratio (c)(j)	5.41%	5.21%	5.21%	5.21%	5.46%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2024	2024	2024	2023	2023	2024	2023
Investments (a)	$50,186	$53,548	$54,952	$48,912	$47,125	$49,486	$49,941
Advances	111,040	110,463	111,466	103,172	100,026	110,990	112,609
Mortgage loans held-for-portfolio, net	2,273	2,209	2,188	2,173	2,150	2,224	2,124
Total assets	170,240	168,054	170,379	156,384	151,570	169,560	167,540
Interest-bearing deposits and other borrowings	2,302	2,460	2,703	3,311	3,044	2,487	2,976
Consolidated obligations, net
Bonds	97,305	96,505	98,350	101,253	96,223	97,386	101,156
Discount notes	60,186	58,538	58,790	41,548	41,562	59,175	52,446
Total consolidated obligations	157,491	155,043	157,140	142,801	137,785	156,561	153,602
Mandatorily redeemable capital stock	6	6	7	7	9	6	7
AHP liability	205	204	192	171	162	200	148
Capital
Capital stock	6,240	6,229	6,171	5,821	5,777	6,214	6,307
Retained earnings
Unrestricted	1,325	1,287	1,268	1,268	1,270	1,320	1,231
Restricted	1,154	1,118	1,078	1,042	1,007	1,117	966
Total retained earnings	2,479	2,405	2,346	2,310	2,277	2,437	2,197
Accumulated other comprehensive income (loss)	81	(97)	(132)	(213)	(147)	(49)	(145)
Total capital	8,800	8,537	8,385	7,918	7,907	8,602	8,359

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

	Three months ended					Nine months ended
(dollars in millions, except earnings and	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
dividends per share, and headcount)	2024	2024	2024	2023	2023	2024	2023
Net income	$183	$182	$220	$155	$182	$585	$596
Net interest income (d)	237	248	265	248	242	750	747
Dividends paid in cash (e)	148	146	143	138	143	437	371
AHP expense	20	20	25	17	20	65	66
Return on average equity (f)(g)(j)	8.29%	8.54%	10.58%	7.76%	9.13%	9.09%	9.54%
Return on average assets (g)(j)	0.43%	0.43%	0.52%	0.39%	0.48%	0.46%	0.48%
Other non-interest income (loss)	35	17	36	6	12	88	71
Operating expenses (h)	52	54	48	55	45	154	133
Finance Agency and Office of Finance expenses	5	6	5	5	5	16	15
Other expenses (k)	12	7	—	2	2	19	—
Total other expenses (k)	69	64	56	82	52	189	154
Operating expenses ratio (g)(i)(j)	0.12%	0.13%	0.11%	0.14%	0.12%	0.12%	0.11%
Earnings per share	$2.94	$2.91	$3.57	$2.70	$3.15	$9.42	$9.45
Dividends per share	$2.36	$2.36	$2.46	$2.39	$2.12	$7.18	$5.92
Headcount (Full/part time) (l)	374	367	362	345	341	374	341
(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $2.6 million, $2.5 million, $2.9 million, $3.3 million, and $3.4 million for the periods ended September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is Net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Includes Operating expenses, Compensation and benefits, Finance Agency and Office of Finance expenses and Other expenses.
(l)	The Bank has been increasing headcount to enhance its infrastructure including risk management and technology.

Financial Condition

Table 1.1   Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2024	December 31, 2023	dollar amount	percentage
Assets
Cash and due from banks	$44,242	$48,198	$(3,956)	(8.21)%
Interest-bearing deposits	2,800,000	1,945,000	855,000	43.96
Securities purchased under agreements to resell	5,170,000	7,820,000	(2,650,000)	(33.89)
Federal funds sold	9,275,000	9,640,000	(365,000)	(3.79)
Trading securities	7,291,545	5,886,421	1,405,124	23.87
Equity Investments	99,399	91,879	7,520	8.18
Available-for-sale securities	9,856,641	9,106,743	749,898	8.23
Held-to-maturity securities	11,265,100	11,869,328	(604,228)	(5.09)
Advances	106,434,889	108,890,128	(2,455,239)	(2.25)
Mortgage loans held-for-portfolio	2,307,846	2,179,766	128,080	5.88
Accrued interest receivable	612,321	581,608	30,713	5.28
Premises, software, and equipment	72,388	74,043	(1,655)	(2.24)
Operating lease right-of-use assets	50,834	54,862	(4,028)	(7.34)
Financing lease right-of-use assets	2,121	2,317	(196)	(8.46)
Derivative assets	157,326	125,202	32,124	25.66
Other assets	14,482	17,704	(3,222)	(18.20)
Total assets	$155,454,134	$158,333,199	$(2,879,065)	(1.82)%

Liabilities
Deposits
Interest-bearing demand	$2,105,425	$3,472,477	$(1,367,052)	(39.37)%
Non-interest-bearing demand	10,216	9,376	840	8.96
Total deposits	2,115,641	3,481,853	(1,366,212)	(39.24)
Consolidated obligations
Bonds	92,467,852	97,569,062	(5,101,210)	(5.23)
Discount notes	51,341,435	47,906,908	3,434,527	7.17
Total consolidated obligations	143,809,287	145,475,970	(1,666,683)	(1.15)
Mandatorily redeemable capital stock	6,140	7,219	(1,079)	(14.95)
Accrued interest payable	675,296	716,021	(40,725)	(5.69)
Affordable Housing Program	206,959	187,027	19,932	10.66
Derivative liabilities	13,753	12,409	1,344	10.83
Other liabilities	146,963	138,658	8,305	5.99
Operating lease liabilities	62,349	67,021	(4,672)	(6.97)
Financing lease liabilities	2,137	2,320	(183)	(7.89)
Total liabilities	147,038,525	150,088,498	(3,049,973)	(2.03)
Capital	8,415,609	8,244,701	170,908	2.07
Total liabilities and capital	$155,454,134	$158,333,199	$(2,879,065)	(1.82)%

Balance Sheet overview September 30, 2024 and December 31, 2023

Total assets decreased to $155.5 billion at September 30, 2024 from $158.3 billion at December 31, 2023, a decrease of $2.8 billion, or 1.8%.

Cash at banks was $44.2 million at September 30, 2024, compared to $48.2 million at December 31, 2023.

Money market investments decreased $2.1 billion at September 30, 2024 to $17.2 billion, as compared to $19.3 billion at December 31, 2023, but we continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $19.3 billion, $17.0 billion and $16.5 billion in the third quarter of 2024, the fourth quarter of 2023 and the third quarter of 2023, respectively. Resale agreements averaged $5.1 billion, $3.3 billion and $2.5 billion in the third quarter of 2024, the fourth quarter of 2023 and the third quarter of 2023, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.8 billion and $1.9 billion at September 30, 2024 and December 31, 2023, respectively.

Advances — Par balances decreased at September 30, 2024 to $106.7 billion, compared to $109.8 billion at December 31, 2023. Short-term fixed-rate advances decreased by 26.7% to $9.6 billion at September 30, 2024, down from $13.0 billion at December 31, 2023. ARC advances, which are adjustable-rate borrowings, increased by 17.6% to $41.9 billion at September 30, 2024, compared to $35.7 billion at December 31, 2023.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $356.8 million at September 30, 2024 and $396.1 million at December 31, 2023. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $8.3 billion at September 30, 2024 and $7.5 billion at December 31, 2023. We acquired $0.3 billion (par) of floating-rate and $0.3 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.2 billion at September 30, 2024, slightly lower than the balance at December 31, 2023.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $11.1 billion at September 30, 2024 and $11.7 billion at December 31, 2023. We acquired $0.2 billion (par) of floating-rate GSE-issued MBS in the first three quarters of 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at September 30, 2024 and December 31, 2023.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2024 and December 31, 2023, trading investments were $7.3 billion and $5.9 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $99.4 million at September 30, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Unpaid principal balance of MPF loans stood at $1.6 billion at September 30, 2024, a decrease of $106.9 million from the balance at December 31, 2023. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $671.3 million at September 30, 2024, an increase of $229.1 million from the balance at December 31, 2023. Paydowns for the total portfolio for nine months ended September 30, 2024 were $135.1 million compared to $125.0 million for the same period in 2023. Acquisitions for the nine months ended September 30, 2024 were $264.5 million compared to $188.9 million for the same period in 2023. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With interest rates remaining high, refinancing and home sales have declined, resulting in fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our mortgage loan portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2024 were lower than December 31, 2023. Allowance for credit losses decreased to $2.6 million at September 30, 2024 compared to $3.3 million at December 31, 2023.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.5 billion at September 30, 2024 compared to $8.4 billion at December 31, 2023. Required risk-based capital was $1.1 billion at September 30, 2024 compared to $1.4 billion at December 31, 2023. To support $155.5 billion of total assets at September 30, 2024, the minimum required total capital was $6.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.3 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2024, balance sheet leverage (based on U.S. GAAP) was 18.5 times shareholders’ equity compared to 19.2 times at December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2024 included $31.3 million as demand cash balances at the FRBNY, $14.4 billion in short-term and overnight investments in the federal funds and resale agreements, and $8.6 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable.

We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.

For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Credit Risk Management Framework

As part of an effort to evolve our Credit Risk Management Framework to better align it with the current regulatory environment, the FHLBNY is enhancing its credit oversight and credit rating methodology to assess the financial condition of member institutions. The Framework updates were initially implemented in the third quarter of 2024.

The FHLBNY utilizes a new Credit Risk Rating Framework to conduct a comprehensive assessment of the financial condition of each member institution on a quarterly basis. The enhanced credit rating process employs a financial framework that assesses current regulatory financial statements as baseline, and then considers supplementary qualitative and quantitative information (e.g., call report ratios vs peers, regulatory exam results, changes in NRSRO ratings, media coverage, stock price, credit default swap spreads, deposit trends, management vacancies). The Framework considers these various factors to arrive at a final credit risk rating score that is representative of the credit risk profile of the member.

Our approach to credit risk underwriting is also in alignment with the Federal Housing Finance Agency’s observations contained in its November 2023 report entitled, “FHLBank System at 100: Focusing on the Future” (System at 100 Report) and feedback received from periodic discussions with our regulator. Appendix 5 of the System at 100 Report suggests there be an enhanced focus on a member’s ability to repay its obligations in the ordinary course of business versus relying on collateral for supporting the extension of credit. Federal Housing Finance Agency Advisory Bulletin AB 2024-03, published September 27, 2024, also provides guidance concerning credit underwriting.

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

Carrying values of advances outstanding were $106.4 billion at September 30, 2024 and $108.9 billion at December 31, 2023. Carrying values included cumulative hedging basis adjustment losses of $0.2 billion at September 30, 2024 and $0.9 billion at December 31, 2023.

Table 2.1    Advance Trends

Advance Trends
200
180
160
140
120
100
80
60
40
20
-
Total Assets
Advances par amounts
$106.7
Sept
Dec
Mar
Jun
Sept
Dec
Mar
Jun
Sept
2022
2023
2024
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

The FHFA in its “FHLBank System at 100: Focusing on the Future” report (System at 100 Report) released in November 2023 stated that the FHFA has communicated its expectation that the FHLBanks revisit their policies, procedures, and systems for evaluating the financial condition of members. The System at 100 Report and the FHFA’s Advisory Bulletin AB 2024-03, published September 27, 2024, state that the FHLBanks must evaluate members’ financial condition and ability to repay advances and noted that while pledged collateral may protect an FHLBank against risk of loss, it only serves as a backup source of repayment if the member cannot repay the advance. The FHFA is initiating multiple actions to strengthen member risk management by the FHLBanks. The System at 100 Report and Advisory Bulletin 2024-03 emphasize that the FHLBanks are not “lenders of last resort” and need to coordinate with members’ primary regulators and the Federal Reserve Banks to facilitate the transition of troubled members to the Federal Reserve’s discount window. These comments from the FHFA and potential related actions by policy makers or member regulators may cause financially healthy members to reduce their advances or amount of excess collateral pledged to the Bank. This may make it more difficult for the Bank to provide liquidity in support of members that are experiencing temporary liquidity difficulties.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$41,942,000	39.31%	$35,663,390	32.49%
Fixed Rate Advances	50,178,452	47.04	53,024,265	48.29
Short-Term Advances	9,562,481	8.96	13,049,894	11.89
Mortgage Matched Advances	405,797	0.38	421,544	0.38
Overnight & Line of Credit (OLOC) Advances	1,604,782	1.50	4,516,962	4.11
All other categories	2,996,570	2.81	3,119,096	2.84
Total par value	106,690,082	100.00%	109,795,151	100.00%
Advance discounts	(9,870)		(7,878)
Hedge valuation basis adjustments	(245,323)		(897,145)
Total	$106,434,889		$108,890,128

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

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
September 30, 2024	$106,690,082	$20,716,433	$127,406,515	$365,598,330	$72,603,087	$438,201,417
December 31, 2023	$109,795,151	$20,939,733	$130,734,884	$358,853,921	$70,552,994	$429,406,915
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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
September 30, 2024	$74,067,139	$364,134,278	$438,201,417
December 31, 2023	$71,812,944	$357,593,971	$429,406,915

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$64,086,082	60.07%	$73,209,674	66.68%
Variable-rate (b)	42,604,000	39.93	36,585,390	33.32
Variable-rate capped or floored (c)	—	—	—	—
Overdrawn demand deposit accounts	—	—	87	—
Total par value	106,690,082	100.00%	109,795,151	100.00%
Advance discounts	(9,870)		(7,878)
Hedge valuation basis adjustments	(245,323)		(897,145)
Total	$106,434,889		$108,890,128
(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2024, with only 3.7% of advances in the remaining maturity bucket of greater than 5 years (6.4% at December 31, 2023). For more information, see financial statements Note 9. Advances.
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

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	September 30, 2024		December 31, 2023		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$36,050,719	33.79%	$42,366,512	38.59%	$(6,315,793)	(14.91)%
Due after 1 year through 3 years	15,419,825	14.46	13,976,570	12.72	1,443,255	10.33
Due after 3 years through 5 years	8,129,061	7.62	9,536,618	8.69	(1,407,557)	(14.76)
Due after 5 years through 15 years	2,517,680	2.36	4,386,479	4.00	(1,868,799)	(42.60)
Thereafter	—	—	—	—	—	NM
Total principal amount	62,117,285	58.23	70,266,179	64.00	(8,148,894)	(11.60)

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	721,000	0.68	181,450	0.17	539,550	297.35
Due after 3 years through 5 years	432,000	0.40	738,000	0.67	(306,000)	(41.46)
Due after 5 years through 15 years	410,000	0.38	1,602,500	1.46	(1,192,500)	(74.41)
Thereafter	—	—	—	—	—	NM
Total principal amount	1,563,000	1.46	2,521,950	2.30	(958,950)	(38.02)

Variable-rate
Due in 1 year or less	28,353,000	26.58	22,845,390	20.81	5,507,610	24.11
Due after 1 year through 3 years	10,750,000	10.07	8,727,000	7.95	2,023,000	23.18
Due after 3 years through 5 years	2,500,000	2.34	4,013,000	3.65	(1,513,000)	(37.70)
Due after 5 years through 15 years	1,000,000	0.94	1,000,000	0.91	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	42,603,000	39.93	36,585,390	33.32	6,017,610	16.45

Variable-rate, callable or prepayable (a)
Due in 1 year or less	1,000	—	—	—	1,000	NM
Due after 1 year through 3 years	—	—	—	—	—	NM
Due after 3 years through 5 years	—	—	—	—	—	NM
Due after 5 years through 15 years	—	—	—	—	—	NM
Thereafter	—	—	—	—	—	NM
Total principal amount	1,000	—	—	—	1,000	NM

Other (b)
Due in 1 year or less	77,567	0.07	76,940	0.07	627	0.81
Due after 1 year through 3 years	150,115	0.15	145,209	0.13	4,906	3.38
Due after 3 years through 5 years	175,366	0.16	195,459	0.18	(20,093)	(10.28)
Due after 5 years through 15 years	2,729	—	3,731	—	(1,002)	(26.86)
Thereafter	20	—	206	—	(187)	(90.29)
Total principal amount	405,797	0.38	421,545	0.38	(15,748)	(3.74)

Overdrawn and overnight deposit accounts	—	—	87	—	(87)	(100.00)
Total principal amount advances	106,690,082	100.00%	109,795,151	100.00%	(3,105,069)	(2.83)%
Other adjustments, net (c)	(255,193)		(905,023)		649,830
Total advances	$106,434,889		$108,890,128		$(2,455,239)
(a)	Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(b)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(c)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	September 30, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullets (a)	$48,522,617	$49,092,527
Fixed-rate putable (b)	1,563,000	2,521,950
Fixed-rate with embedded cap	—	—
Total qualifying hedges	$50,085,617	$51,614,477

Aggregate par amount of advances hedged (c)	$51,683,005	$53,922,377
Fair value basis (hedging adjustments)	$(245,323)	$(897,145)
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — From time to time, we issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2024 and December 31, 2023, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	September 30, 2024	December 31, 2023
Putable (a)	$1,563,000	$2,521,950
No-longer putable/callable	$12,000	$—
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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2024	2023	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,223,315	$1,228,238	$(4,923)	(0.40)%
Held-to-maturity securities, at carrying value, net	162,149	166,062	(3,913)	(2.36)
Total HFA securities	1,385,464	1,394,300	(8,836)	(0.63)

Trading securities (b)	7,291,545	5,886,421	1,405,124	23.87
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	8,633,326	7,878,505	754,821	9.58
Held-to-maturity securities, at carrying value, net (c)	11,102,951	11,703,266	(600,315)	(5.13)
Total MBS securities	19,736,277	19,581,771	154,506	0.79

Equity investments in Grantor trusts (d)	99,399	91,879	7,520	8.18
Interest-bearing deposits	2,800,000	1,945,000	855,000	43.96
Securities purchased under agreements to resell	5,170,000	7,820,000	(2,650,000)	(33.89)
Federal funds sold	9,275,000	9,640,000	(365,000)	(3.79)
Total Investments	$45,757,685	$46,359,371	$(601,686)	(1.30)%
(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were no acquisitions of State and local housing finance agency bonds for the nine months ending September 30, 2024 and paydowns were $3.9 million in the HTM portfolio and $3.0 million in the AFS portfolio for the same period.

(b)

Trading securities comprised of U.S. Treasury securities at September 30, 2024 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $1.5 billion par of U.S. Treasury securities during the three quarters of 2024.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	September 30, 2024			December 31, 2023
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,141,978	$2,134,055	24.48%	$2,261,695	$2,242,039	27.43%
Freddie Mac	17,558,637	17,390,821	200.67	17,276,218	16,967,872	209.54
Ginnie Mae	5,994	5,994	0.07	6,563	6,563	0.08
All Others - PLMBS	29,668	32,102	0.34	37,295	40,199	0.45
Non-MBS, net (b)	1,385,464	1,373,493	15.83	1,394,300	1,381,971	16.91
Total Investment Debt Securities	$21,121,741	$20,936,465	241.39%	$20,976,071	$20,638,644	254.41%

Categorized as:

Available-for-Sale Securities	$9,856,641	$9,856,641		$9,106,743	$9,106,743

Held-to-Maturity Securities, net	$11,265,100	$11,079,824		$11,869,328	$11,531,901
(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds.
(c)	Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	September 30, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,074,306	$18,917	$1,137	$8,477	$11,102,951
State and local housing finance agency obligations	—	162,149	—	—	—	162,149
Total Long-term securities	$114	$11,236,455	$18,917	$1,137	$8,477	$11,265,100

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,666,992	$25,831	$224	$10,105	$11,703,266
State and local housing finance agency obligations	—	166,062	—	—	—	166,062
Total Long-term securities	$114	$11,833,054	$25,831	$224	$10,105	$11,869,328

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	September 30, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$8,633,326	$—	$—	$—	$8,633,326
State and local housing finance agency obligations	164,730	1,058,585	—	—	—	1,223,315
Total Long-term securities	$164,730	$9,691,911	$—	$—	$—	$9,856,641

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,878,505	$—	$—	$—	$7,878,505
State and local housing finance agency obligations	168,025	1,060,213	—	—	—	1,228,238
Total Long-term securities	$168,025	$8,938,718	$—	$—	$—	$9,106,743

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2024		December 31, 2023
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$768,503	3.10%	$536,177	3.32%
Due after one year through five years	8,059,212	3.53	6,791,088	3.71
Due after five years through ten years	7,741,048	3.62	9,144,239	3.39
Due after ten years	3,287,654	5.33	3,318,297	5.35
Total Mortgage-backed securities	$19,856,417	3.85%	$19,789,801	3.83%
(a)	Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2024	December 31, 2023
Current face value of hedged CMBS	$7,289,756	$6,720,604
Partial-term hedge face value of hedged CMBS	$6,554,000	$6,040,000
Cumulative basis adjustment gains (losses) (a)	$(363,951)	$(505,344)
Interest rate swap contracts (par)	$6,554,000	$6,040,000
(a)	Cumulative basis adjustment gains (losses) at September 30, 2024 includes immaterial balances of unamortized basis as a result of a hedge de-designation.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $5.2 billion at September 30, 2024 and $7.8 billion at December 31, 2023. Resale agreements averaged $5.1 billion and $3.3 billion in the third quarter of 2024, and the fourth quarter of 2023, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.3 billion at September 30, 2024, and $9.6 billion at December 31, 2023, and averaged $19.3 billion and $17.0 billion in the third quarter of 2024 and the fourth quarter of 2023, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	September 30, 2024	December 31, 2023
Par value	$7,620,925	$6,325,925
Amortized cost	$7,453,276	$6,148,424
Carrying/Fair value	$7,291,545	$5,886,421

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	September 30, 2024	December 31, 2023
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$7,620,925	$6,325,925
Par amounts of interest rate swaps	$7,575,925	$6,325,925
(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.3 billion at September 30, 2024, an increase of $122.2 million (net of acquisitions and paydowns) from the balance at December 31, 2023. Mortgage loan balances increased due to an increase in acquisitions. During 2024, the Bank purchased $264.5 million of mortgage loans from members and paydowns were $135.1 million. Mortgage loans were investments in Mortgage Partnership Finance loans (MPF or MPF Program) and Mortgage Asset Program (MAP). Serious delinquencies at September 30, 2024 were lower than December 31, 2023. Allowance for credit losses was $2.6 million at September 30, 2024, and $3.3 million at December 31, 2023.

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

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    Mortgage Loans by Conventional and Insured Loans

	September 30, 2024	December 31, 2023
Federal Housing Administration and Veteran Administration insured loans	$119,984	$127,147
Conventional loans	2,190,453	2,055,920
Allowance for credit losses on mortgage loans	(2,591)	(3,301)
Total mortgage loans held-for-portfolio, net (a)	$2,307,846	$2,179,766
(a)	Includes MAP portfolio balance of $685.6 million as of September 30, 2024 and $449.2 million as of December 31, 2023 which were not included in this table previously.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 4.2    Geographic Concentration of Mortgage Loans

	September 30, 2024		December 31, 2023
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	71.7%	65.4%	72.7%	67.1%

Table4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	September 30, 2024
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$188,794	8.31%
Teachers Federal Credit Union	160,113	7.05
Flagstar Bank, N.A.	130,076	5.72
Watertown Savings Bank	124,834	5.49
Citizens Bank, N.A. (a)	111,226	4.89
All Others	1,557,564	68.54
Total (b)	$2,272,607	100.00%

	December 31, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$174,018	8.09%
Teachers Federal Credit Union	168,031	7.81
Watertown Savings Bank	127,205	5.92
Citizens Bank, N.A.(a)	119,874	5.57
Manasquan Bank	115,181	5.36
All Others	1,446,071	67.25
Total (b)	$2,150,380	100.00%
(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	Includes MPF unpaid principal balances of $1.6 billion as of September 30, 2024 and $1.7 billion as of December 31, 2023, and MAP unpaid principal balances of $0.7 billion as of September 30, 2024 and $0.4 billion as of December 31, 2023.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $143.8 billion and $145.5 billion at September 30, 2024 and December 31, 2023, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds was $92.5 billion (par, $92.8 billion) at September 30, 2024, compared to $97.6 billion (par, $98.6 billion) at December 31, 2023. The carrying value of Consolidated obligation discount notes outstanding was $51.3 billion at September 30, 2024 and $47.9 billion at December 31, 2023.

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

Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations. Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S&P. Any rating actions on the U.S. Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock-step with any U.S. sovereign rating action.

Joint and Several Liability — Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks. For more information, see financial statements, Note 19. Commitments and Contingencies.

SOFR CO Bonds — The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $38.1 billion at September 30, 2024 and $26.3 billion at December 31, 2023.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$27,639,205	29.79%	$33,066,960	33.52%
Fixed-rate, callable	24,254,130	26.14	35,735,130	36.23
Step Up, callable	2,698,000	2.91	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	25,000	0.03	200,000	0.20
Single-index floating rate	38,104,000	41.07	26,118,500	26.48
Total par value	92,772,335	100.00%	98,645,590	100.00%

Bond premiums	68,177		81,218
Bond discounts	(22,511)		(24,665)
Hedge valuation basis adjustments (a)	(393,847)		(1,126,343)
Hedge basis adjustments on de-designated hedges (b)	100,006		106,686
FVO (c) - valuation adjustments and accrued interest	(56,308)		(113,424)
Total Consolidated obligation bonds	$92,467,852		$97,569,062

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.4 billion at September 30, 2024 and $1.1 billion at December 31, 2023. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullet bonds	$17,883,945	$19,960,020
Fixed-rate callable bonds	23,732,130	37,173,130
	$41,616,075	$57,133,150

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2024	December 31, 2023
Bonds designated under FVO	$1,938,965	$3,893,965

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (a) (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2024	December 31, 2023
Bonds designated as economically hedged
Fixed-rate bonds (b)	$1,885,000	$1,460,000
(a)	At September 30, 2024 and December 31, 2023, there were no basis swaps outstanding.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	September 30, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$62,774,095	67.65%	$77,561,045	78.63%
Due or callable after one year through two years	18,559,425	20.01	9,312,850	9.44
Due or callable after two years through three years	5,024,465	5.42	5,131,155	5.20
Due or callable after three years through four years	2,289,890	2.47	1,676,385	1.70
Due or callable after four years through five years	2,112,565	2.28	2,450,705	2.48
Thereafter	2,011,895	2.17	2,513,450	2.55
Total par value	$92,772,335	100.00%	$98,645,590	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2024	December 31, 2023
Callable	$27,029,130	$39,460,130
Non-Callable	$65,743,205	$59,185,460

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	September 30, 2024	December 31, 2023
Par value	$51,936,133	$48,657,920
Amortized cost	$51,314,521	$47,914,413
Hedge value basis adjustments (a)	$27,238	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(324)	(142)
FVO (c) - valuation adjustments and remaining accretion	—	—
Total Consolidated obligation discount notes	$51,341,435	$47,906,908
Weighted average interest rate	4.81%	5.17%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $45.3 billion and $43.4 billion were hedged under ASC 815 qualifying fair value hedges at September 30, 2024 and December 31, 2023, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. There were no CO discount notes elected under the FVO at September 30, 2024 and December 31, 2023.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2024	December 31, 2023
Discount notes hedged under qualifying hedge	$45,313,953	$43,431,306

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2024	December 31, 2023
Discount notes designated as economic hedges (a)	$1,300,680	$886,789
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.10    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2024	December 31, 2023
Discount notes hedged under qualifying hedge (a)	$1,608,000	$1,608,000
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

Discount Notes under the Fair Value Option (FVO)

CO discount notes elected under the FVO were generally in economic hedges with the execution of interest rate swaps that converted the fixed-rate notes to variable-rate instruments. We elected to account for the discount notes under the FVO when we were generally unable to assert with confidence that the discount notes would remain effective hedges as required under hedge accounting rules. See Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. There were no CO discount notes elected under the FVO at September 30, 2024 and December 31, 2023.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $675.3 million at September 30, 2024 and $716.0 million at December 31, 2023. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $147.0 million at September 30, 2024 and $138.7 million at December 31, 2023. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1    Stockholders’ Capital

	September 30, 2024	December 31, 2023
Capital Stock (a)	$6,013,843	$6,049,570
Unrestricted retained earnings (b)	1,308,787	1,276,583
Restricted retained earnings (c)	1,178,120	1,061,081
Accumulated Other Comprehensive Income (Loss)	(85,141)	(142,533)
Total Capital	$8,415,609	$8,244,701
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

(c)

Restricted retained earnings — Restricted retained earnings balance at September 30, 2024 has grown to $1.2 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at September 30, 2024 was $1.6 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.2 billion at September 30, 2024. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2024	December 31, 2023
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(616)	$(763)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(486,017)	(713,284)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	363,951	505,344
Net Cash flow hedging gains (losses) (c)	46,172	75,201
Employee supplemental retirement plans (d)	(8,631)	(9,031)
Total Accumulated other comprehensive income (loss)	$(85,141)	$(142,533)
(a)

Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.

(b)

Net market value unrealized losses of $486.0 million at September 30, 2024 and net unrealized losses of $713.3 million at December 31, 2023, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. At September 30, 2024, net unrealized gains of $364.0 million includes immaterial balances of unamortized basis as a result of a hedge de-designation and net unrealized gains of $505.3 million at December 31, 2023, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.

(c)

Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	September 30, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	(30,102)	—	363,951
Amount reclassified	—	862	—
Fair Value - closed contract	—	211	—
Ending balance	$46,371	$(199)	$869,295

Notional amount of swaps outstanding	$1,608,000	$—	$6,554,000

	December 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(26,995)	805	(69,760)
Amount reclassified	—	1,248	—
Fair Value - closed contract	—	(2,057)	—
Ending balance	$76,473	$(1,272)	$505,344

Notional amount of swaps outstanding	$1,608,000	$—	$6,040,000

	September 30, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	20,958	799	235,626
Amount reclassified	—	931	—
Fair Value - closed contract	—	(2,141)	—
Ending balance	$124,426	$(1,679)	$810,730

Notional amount of swaps outstanding	$1,608,000	$25,000	$5,944,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2024	September 30, 2023
Cash dividends paid per share	$7.18	$5.92
Dividends paid (a)(c)	$435,954	$371,116
Pay-out ratio (b)	74.50%	62.25%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	September 30, 2024

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$3,507,238	$12,114	$74,850	$86,964	$(78,157)	$8,807
Cleared derivatives assets (d)	128,830,704	70,024	—	70,024	787,181	857,205
	132,337,942	82,138	74,850	156,988	709,024	866,012
Liability positions with credit exposure
Uncleared derivatives
Triple B liability (c)	4,150,000	(53,856)	54,120	264	—	264
Cleared derivatives liability (d)	814,031	—	—	—	32,768	32,768
	4,964,031	(53,856)	54,120	264	32,768	33,032
Total derivative positions with non-member counterparties to which the Bank had credit exposure	137,301,973	28,282	128,970	157,252	741,792	899,044
Delivery commitments
Derivative position with delivery commitments	34,370	74	—	74	(74)	—
Total derivative position with members	34,370	74	—	74	(74)	—
Total	$137,336,343	$28,356	$128,970	$157,326	$741,718	$899,044
Derivative positions without credit exposure	33,954,630
Total notional	$171,290,973

	December 31, 2023

		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$154,557	$7,954	$(7,910)	$44	$—	$44
Cleared derivatives assets (d)	135,237,220	15,183	—	15,183	768,486	783,669
	135,391,777	23,137	(7,910)	15,227	768,486	783,713
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	12,902,000	(57,380)	167,200	109,820	(96,036)	13,784
Cleared derivatives liability (d)	820,145	—	—	—	26,362	26,362
	13,722,145	(57,380)	167,200	109,820	(69,674)	40,146
Total derivative positions with non-member counterparties to which the Bank had credit exposure	149,113,922	(34,243)	159,290	125,047	698,812	823,859
Delivery commitments
Derivative position with delivery commitments	19,277	155	—	155	(155)	—
Total derivative position with members	19,277	155	—	155	(155)	—
Total	$149,133,199	$(34,088)	$159,290	$125,202	$698,657	$823,859
Derivative positions without credit exposure	45,293,590
Total notional	$194,426,789
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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $819.9 million and $794.8 million in marketable securities as collateral at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023 we did not pledge cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2024	$2,321	$106,213	$103,892
June 30, 2024	2,477	105,527	103,050
March 31, 2024	2,713	105,547	102,834
December 31, 2023	3,325	97,683	94,358

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2024	$11,823	$47,820	$35,997
June 30, 2024	13,530	45,928	32,398
March 31, 2024	17,106	48,313	31,207
December 31, 2023	17,595	44,202	26,607

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2024	$3,194	$43,027	$39,833
June 30, 2024	2,552	42,439	39,887
March 31, 2024	2,372	46,494	44,122
December 31, 2023	1,560	43,257	41,697

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

Cash flows

Cash and due from Banks was $44.2 million at September 30, 2024 and $46.6 million at September 30, 2023. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $0.4 billion in net cash inflows in the nine months ended September 30, 2024, compared to net cash inflows of $1.2 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $585.2 million in the nine months ended September 30, 2024 and $596.2 million in the same period in the prior year; (b) Net cash outflows from Derivatives and hedging activities were $513.8 million in the nine months ended September 30, 2024, compared to net cash inflows of $377.4 million in the same period in the prior year; and (c) Negative adjustments to operating cash flows of $100.2 million to recognize unrealized valuation gains on U.S. Treasury securities at September 30, 2024, compared to positive adjustments of $37.8 million to recognize unrealized valuation losses on U.S. Treasury securities in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $4.3 billion in net cash inflows in the nine months ended September 30, 2024 compared to $13.0 billion in net cash inflows in the same period in the prior year. In the nine months ended September 30, 2024, we acquired $1.5 billion in Treasury securities compared to $0.7 billion in the same period in the prior year. We did not make any repayments from Treasury securities compared to $2.6 billion in the same period in the prior year. Net cash inflows from Securities purchased under agreements to resell were net cash inflows of $2.7 billion in the nine months ended September 30, 2024 compared to net cash inflows of $3.3 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $4.7 billion in the nine months ended September 30, 2024 compared to net cash outflows of $14.1 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the nine months ended September 30, 2024 and 2023. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

Net Income

Interest income from advances is the principal source of revenue. Other sources of revenue are interest income from investment debt securities, liquidity trading securities, mortgage loans in the MPF and MAP portfolio, securities purchased under agreements to resell and federal funds sold. Fair value gains and losses on liquidity trading securities and equity investments also impact Net income. The primary expense is interest paid on Consolidated obligation debt. Other expenses are primarily Compensation and benefits, Operating expenses, our share of operating expenses of the Office of Finance and the FHFA, voluntary contributions, and affordable housing program assessments on Net income. Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total interest income	$2,316,637	$2,030,727	$6,916,029	$6,264,083
Total interest expense	2,079,441	1,788,266	6,166,119	5,517,163
Net interest income before provision for credit losses	237,196	242,461	749,910	746,920
Provision (Reversal) for credit losses	88	(63)	(673)	1,813
Net interest income after provision for credit losses	237,108	242,524	750,583	745,107
Total other income (loss)	35,117	11,720	88,229	70,680
Total other expenses	68,471	52,115	188,541	153,276
Income before assessments	203,754	202,129	650,271	662,511
Affordable Housing Program Assessments	20,391	20,235	65,074	66,297
Net income	$183,363	$181,894	$585,197	$596,214

Net Income — 2024 Third Quarter Compared to 2023 Third Quarter

Net income — For the FHLBNY, Net income is Net interest income, minus Provision (Reversal) for credit losses, plus Other income (loss), less Other expenses and Assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for 2024 third quarter was $183.4 million, an increase of $1.5 million, or 0.8% compared to the same period in the prior year. Summarized below are the primary components of our Net income:

Net interest income — The 2024 third quarter Net interest income was $237.2 million, a decrease of $5.3 million, or 2.2% compared to the same period in the prior year. Net interest spread was 27 basis points for 2024 third quarter compared to 32 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for 2024 third quarter was a provision of $88 thousand and compared to a recovery of $63 thousand for the same period in the prior year.

Other income (loss) — Other income (loss) reported a gain of $35.1 million in the 2024 third quarter compared to a gain of $11.7 million in the same period in the prior year.

●	Service fees and other were $5.7 million in the 2024 third quarter compared to $5.0 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation losses of $39.0 million in 2024 third quarter compared to net losses of $18.1 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net losses of $89.1 million in Other income in 2024 third quarter, compared to net gains of $79.3 million in the same period in the prior year. For more information, see Table 9.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value gains of $151.7 million in 2024 third quarter compared to net fair value losses of $51.7 million in the same period in the prior year.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $5.7 million in 2024 third quarter compared to net losses of $2.8 million in the same period in the prior year.
●	Gains (losses) from extinguishment of debt reported de minimis gains from debt transfers (par amount $5.8 billion) to other FHLB in 2024 third quarter.

Other expenses were $68.5 million in 2024 third quarter compared to $52.1 million in the same period in the prior year. Other expenses are primarily Operating expenses, Compensation and benefits, our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and voluntary contributions.

●	Operating expenses were $23.7 million in 2024 third quarter, up from $20.7 million in the same period in the prior year primarily due to investments in technology.
●	Compensation and benefits expenses were $28.7 million in 2024 third quarter compared to $24.1 million in the same period in the prior year due to increase in headcount.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $5.5 million in 2024 third quarter compared to $5.1 million in the same period in the prior year.
●	Other expenses were $10.6 million in the 2024 third quarter compared to $2.3 million in the same period in the prior year due to an $8.3 million increase in voluntary contributions.

Affordable Housing Program Assessments (AHP) allocated from Net income were $20.4 million in 2024 third quarter compared to $20.2 million in the same period in the prior year. Assessments are calculated as a percentage of Net income, and changes in allocations were in tandem with changes in Net income.

Net Income — Year-to-Date Period Ended September 30, 2024 Compared to Year-to-Date Period Ended September 30, 2023

Net income in the year-to-date period in the current year was $585.2 million, a decrease of $11.0 million, or 1.8% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $749.9 million, an increase of $3.0 million, or 0.4%. Net interest spread was 30 basis points in the current year-to-date period and 34 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, was a gain of $88.2 million in the 2024 period compared to a gain of $70.7 million in the same period in the prior year.

Other expenses were $188.5 million in the year-to-date period in the current year, compared to $153.3 million in the same period in the prior year. Operating expenses were $69.7 million in the year-to-date period in the current year and $57.4 million in the prior year period. Compensation and benefits were $84.1 million in the year-to-date period in the current year, up from $74.8 million in the prior year period due to an increase in headcount. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $16.1 million in the year-to-date period in the current year, compared to $15.2 million in the prior year period. Other expenses were $18.6 million in the year-to-date period in the current year and $5.8 million in the prior year period. Other expenses included voluntary contributions of $12.2 million, non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $65.1 million in the year-to-date period in the current year, compared to $66.3 million in the same period in the prior year.

Net Interest Income, Interest Rate Margin and Interest Rate Spread

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

The following table summarizes Net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
Total interest income (a)	$2,316,637	$2,030,727	14.08%	$6,916,029	$6,264,083	10.41%
Total interest expense (a)	2,079,441	1,788,266	16.28	6,166,119	5,517,163	11.76
Net interest income before provision for credit losses	$237,196	$242,461	(2.17)%	$749,910	$746,920	0.40%
(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.7 and accompanying discussions

In the third quarter of the current year, Net interest income, before loan loss provisions, was $237.2 million, a decrease of $5.3 million, or 2.2% from the third quarter of 2023. This was primarily driven by a decrease in the net interest spread of 5 basis points. Net interest spread decreased to 27 basis points in the third quarter of 2024 compared to 32 basis points in the same period in 2023. The root cause driving the decrease in net interest spread is the higher cost of replaced funding. Prepayment fees of $1.1 million were recorded in Net interest income in the third quarter of 2024 compared to $0.7 million in the third quarter of 2023.

Members’ demand for advances continues to remain stable in the third quarter of 2024 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions. Market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates.

Net interest margin, a measure of margin efficiency, which is calculated as Net interest income divided by average earning assets, was 56 basis points in the third quarter of 2024, compared to 64 basis points in the prior year same period. Net interest spread in the third quarter of 2024 was 27 basis points, representing the yield from earning assets minus interest paid on costing liabilities, compared to 32 basis points in the prior year same period.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, was $8.7 billion in the third quarter of 2024, compared to $8.1 billion the third quarter of 2023.

In the 2024 year-to-date period, Net interest margin was 59 basis points compared to 60 basis points from the same period in the prior year. Net interest spread in the 2024 year-to-date period was 30 basis points compared to 34 basis points in the same period in the prior year.

Stockholders’ capital stock, which is typically deployed to fund short-term interest-earning assets, increased to $8.7 billion in 2024 year-to-date period from $8.5 billion in the same period in the prior year.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $0.4 million in the third quarter of 2024 compared to net income of $21.5 million in the third quarter of 2023. In the year-to-date period ended September 30, 2024, we recorded net income of $4.0 million to interest margin, compared to net income of $42.1 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

Table 9.3    Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income	$2,052,960	$1,698,401	$6,073,682	$5,354,397
Fair value hedging effects	(3,481)	3,816	66	3,255
Amortization of basis adjustment	58	—	113	(10)
Interest rate swap accruals	267,100	328,510	842,168	906,441
Reported interest income	2,316,637	2,030,727	6,916,029	6,264,083

Interest expense	1,811,632	1,477,036	5,328,957	4,656,640
Fair value hedging effects	1,607	5,122	926	(2,416)
Amortization of basis adjustment	(483)	(944)	(1,888)	(1,423)
Interest rate swap accruals	266,685	307,052	838,124	864,362
Reported interest expense	2,079,441	1,788,266	6,166,119	5,517,163
Net interest income	$237,196	$242,461	$749,910	$746,920
Net interest adjustment - interest rate swaps	$(4,132)	$21,096	$5,185	$49,163

Spread and Yield Analysis — 2024 Periods Compared to 2023 Periods

Table 9.4    Spread and Yield Analysis

	Three months ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$111,039,614	$1,605,458	5.75%	$100,026,220	$1,435,895	5.70%
Interest bearing deposits and others	3,391,446	46,120	5.41	3,865,611	52,599	5.40
Federal funds sold and other overnight funds	24,445,217	329,331	5.36	18,953,315	253,299	5.30
Investments
Trading securities	6,571,267	51,935	3.14	5,220,776	34,529	2.62
Mortgage-backed securities
Fixed	14,834,827	164,018	4.40	14,420,250	152,200	4.19
Floating	5,039,305	77,517	6.12	4,468,939	65,240	5.79
State and local housing finance agency obligations	1,388,741	21,454	6.15	1,275,800	19,254	5.99
Mortgage loans held-for-portfolio	2,273,254	20,804	3.64	2,150,014	17,711	3.27
Loans to other FHLBanks	—	—	NM	—	—	NM
Total interest-earning assets	$168,983,671	$2,316,637	5.45%	$150,380,925	$2,030,727	5.36%

Funded By:
Consolidated obligation bonds
Fixed	$55,500,663	$681,441	4.88%	$65,065,355	$787,041	4.80%
Floating	41,804,446	572,257	5.45	31,157,086	422,350	5.38
Consolidated obligation discount notes	60,186,382	795,458	5.26	41,562,101	538,808	5.14
Interest-bearing deposits and other borrowings	2,324,083	30,136	5.16	3,046,734	39,851	5.19
Mandatorily redeemable capital stock	6,230	149	9.50	9,474	216	9.02

Total interest-bearing liabilities	159,821,804	2,079,441	5.18%	140,840,750	1,788,266	5.04%

Other non-interest-bearing funds	442,748	—		1,486,411	—
Capital	8,719,119	—		8,053,764	—

Total Funding	$168,983,671	$2,079,441		$150,380,925	$1,788,266

Net Interest Income/Spread		$237,196	0.27%		$242,461	0.32%

Net Interest Margin
(Net interest income/Earning Assets)			0.56%			0.64%

	Nine months ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$110,989,682	$4,804,490	5.78%	$112,608,714	$4,493,759	5.34%
Interest bearing deposits and others	3,494,274	142,938	5.46	4,016,288	151,909	5.06
Federal funds sold and other overnight funds	24,534,752	990,999	5.40	22,866,417	854,974	5.00
Investments
Trading securities	6,013,618	137,979	3.06	5,623,091	95,234	2.26
Mortgage-backed securities
Fixed	14,677,096	479,704	4.37	13,902,840	418,777	4.03
Floating	5,161,196	236,134	6.11	3,491,789	143,928	5.51
State and local housing finance agency obligations	1,391,777	64,212	6.16	1,281,360	54,036	5.64
Mortgage loans held-for-portfolio	2,223,779	59,573	3.58	2,123,972	51,395	3.24
Loans to other FHLBanks	—	—	NM	1,832	71	5.15

Total interest-earning assets	$168,486,174	$6,916,029	5.48%	$165,916,303	$6,264,083	5.05%

Funded By:
Consolidated obligation bonds
Fixed	$60,771,984	$2,238,159	4.92%	$59,536,426	$2,003,557	4.50
Floating	36,614,127	1,499,814	5.47	41,619,771	1,555,745	5.00
Consolidated obligation discount notes	59,175,097	2,329,973	5.26	52,445,488	1,870,646	4.77
Interest-bearing deposits and other borrowings	2,503,718	97,708	5.21	2,975,068	86,756	3.90
Mandatorily redeemable capital stock	6,428	465	9.65	7,237	459	8.48

Total interest-bearing liabilities	159,071,354	6,166,119	5.18%	156,583,990	5,517,163	4.71%

Other non-interest-bearing funds	763,842	—		828,703	—
Capital	8,650,978	—		8,503,610	—

Total Funding	$168,486,174	$6,166,119		$165,916,303	$5,517,163

Net Interest Income/Spread		$749,910	0.30%		$746,920	0.34%

Net Interest Margin
(Net interest income/Earning Assets)			0.59%			0.60%

NM — Not meaningful.

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2024 Periods Compared to 2023 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 9.5    Rate and Volume Analysis

	For the three months ended
	September 30, 2024 vs. September 30, 2023
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$159,167	$10,396	$169,563
Interest bearing deposits and others	(6,448)	(31)	(6,479)
Federal funds sold and other overnight funds	73,971	2,061	76,032
Investments
Trading securities	9,925	7,481	17,406
Mortgage-backed securities
Fixed	4,454	7,364	11,818
Floating	8,641	3,636	12,277
State and local housing finance agency obligations	1,736	464	2,200
Mortgage loans held-for-portfolio	1,054	2,039	3,093
Loans to other FHLBanks	—	—	—

Total interest income	252,500	33,410	285,910

Interest Expense
Consolidated obligation bonds
Fixed	(117,275)	11,675	(105,600)
Floating	145,711	4,196	149,907
Consolidated obligation discount notes	245,954	10,696	256,650
Deposits and borrowings	(9,534)	(181)	(9,715)
Mandatorily redeemable capital stock	(77)	10	(67)

Total interest expense	264,779	26,396	291,175

Changes in Net Interest Income	$(12,279)	$7,014	$(5,265)

	For the nine months ended
	September 30, 2024 vs. September 30, 2023
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(65,403)	$376,134	$310,731
Interest bearing deposits and others	(20,733)	11,762	(8,971)
Federal funds sold and other overnight funds	64,763	71,262	136,025
Investments
Trading securities	6,998	35,747	42,745
Mortgage-backed securities
Fixed	24,107	36,820	60,927
Floating	74,963	17,243	92,206
State and local housing finance agency obligations	4,865	5,311	10,176
Mortgage loans held-for-portfolio	2,494	5,684	8,178
Loans to other FHLBanks	(36)	(35)	(71)

Total interest income	92,018	559,928	651,946

Interest Expense
Consolidated obligation bonds
Fixed	42,287	192,315	234,602
Floating	(197,091)	141,160	(55,931)
Consolidated obligation discount notes	253,815	205,512	459,327
Deposits and borrowings	(15,780)	26,732	10,952
Mandatorily redeemable capital stock	(54)	60	6

Total interest expense	83,177	565,779	648,956

Changes in Net Interest Income	$8,841	$(5,851)	$2,990

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
Interest Income
Advances	$1,605,458	$1,435,895	11.81%	$4,804,490	$4,493,759	6.91%
Interest-bearing deposits	46,120	52,599	(12.32)	142,938	151,909	(5.91)
Securities purchased under agreements to resell	68,593	32,518	110.94	206,021	203,435	1.27
Federal funds sold	260,738	220,781	18.10	784,978	651,539	20.48
Trading securities	51,935	34,529	50.41	137,979	95,234	44.88
Mortgage-backed securities
Fixed	164,018	152,200	7.76	479,704	418,777	14.55
Floating	77,517	65,240	18.82	236,134	143,928	64.06
State and local housing finance agency obligations	21,454	19,254	11.43	64,212	54,036	18.83
Mortgage loans held-for-portfolio	20,804	17,711	17.46	59,573	51,395	15.91
Loans to other FHLBanks	—	—	NM	—	71	(100.00)

Total interest income	$2,316,637	$2,030,727	14.08%	$6,916,029	$6,264,083	10.41%

NM — Not meaningful.

Interest Income

Interest income in the 2024 third quarter was $2.3 billion, an increase of $0.3 billion, or 14.1% compared to the same period in 2023. To provide context, interest expense increased by 16.3% compared to the same period in prior year.

For the 2024 third quarter compared to the 2023 third quarter, the increase in interest revenue was due to a volume-related increase of $252.5 million and a rate-related increase of $33.4 million.

Aggregate yield on earning assets in 2024 third quarter was 545 basis points, compared to 536 basis points in 2023 third quarter.

Interest income in the 2024 year-to-date period was $6.9 billion, an increase of $0.7 billion, or 10.4% compared to the same period in the prior year. To provide context, interest expense increased by 11.8% compared to the year-to-date period in the prior year.

Aggregate yield earned on earning assets in 2024 year-to-date period was 548 basis points, compared to 505 basis points in the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $0.2 billion in 2024 third quarter, compared to the same period in the prior year. Advances average balances were $111.0 billion in 2024 third quarter, compared to $100.0 billion in the 2023 third quarter.

As compared to the same period in the prior year, higher average advances balances in the 2024 third quarter resulted in a favorable impact of $159.2 million on interest income from advances, and higher market rates resulted in a favorable impact of $10.4 million, for a total increase period-over-period of $169.6 million in advances interest income. In summary, increasing market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 575 basis points in the 2024 third quarter, up from 570 basis points in the same period in the prior year. Prepayment fees recorded in Interest income from advances were $1.1 million in the 2024 third quarter, up from $0.7 million in the same period in the prior year.

On a year-to-date basis, interest income from advances increased by $0.3 billion or 6.9%. Volume, as measured by average balances, decreased and interest rates increased in the current year period. Average transaction volume of advance business was $111.0 billion at an aggregate yield of 578 basis points in the 2024 period, compared to an average transaction volume of $112.6 billion at an aggregate yield of 534 basis points in the 2023 period.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in the third quarter of 2024 compared to the same period in 2023. Investments in federal funds and repurchase agreements yielded 536 basis points in aggregate in the third quarter of 2024, compared to 530 basis points in the same period in 2023. Interest income from fixed-rate U.S. Treasury securities was $51.9 million in the third quarter of 2024, up from $34.5 million in the same period in 2023 due to increased interest rates; yields increased to 314 basis points, compared to 262 basis points in the third quarter of 2023. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and repurchase agreements increased mainly due to higher interest rates. Investments in federal funds and repurchase agreements yielded 540 basis points in aggregate in the year-to-date period of 2024, compared to 500 basis points in the same period in 2023. Interest income from fixed-rate U.S. Treasury securities was $138.0 million in the year-to-date period of 2024, up from $95.2 million in the same period in 2023 due to higher average invested balances; yields increased to 306 basis points, compared to 226 basis points in the year-to-date period of 2023.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $12.3 million or 18.8% in the third quarter of 2024 compared to the same period in the prior year due primarily to higher interest rates. On a year-to-date basis, interest income from floating-rate MBS increased by $92.2 million or 64.1% in the current year compared to same period in the prior year.

Interest income from fixed-rate MBS increased by $11.8 million or 7.8% in the third quarter of 2024 compared to the same period in the prior year due to an increase in invested balances and higher aggregate yield, which was 440 basis points in the third quarter of 2024, up from 419 basis points in the same period of the prior year. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $14.8 billion in the third quarter of 2024, compared to $14.4 billion in the same period of the prior year. On a year-to-date basis, interest income from fixed-rate MBS increased by $60.9 million or 14.6% in the current year compared to the same period in the prior year.

In the third quarter of 2024, our purchases were fixed-rate commercial-mortgage backed securities (CMBS) and floating-rate residential mortgage backed securities (RMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds for a portion of our fixed-rate portfolio applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $45.2 million in the third quarter of 2024, compared to a net gain of $38.5 million in the third quarter of 2023. On a year-to-date basis, interest income from changes in the ASC 815 hedging recorded a net gain of $127.4 million in the current year, compared to a net gain of $99.5 million in the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $20.8 million and $59.6 million for the three and nine months ended September 30, 2024, compared to $17.7 million and $51.4 in the same period in the prior year. Investment volume has increased, with acquisitions exceeding paydowns. MPF loans are primarily 15- and 30-year conventional loans. The portfolio averaged $2.3 billion, yielding 364 basis points in three months ended September 30, 2024, compared to 327 basis points in the same period last year. On a year-to-date basis, the portfolio averaged $2.2 billion, yielding 358 basis points in the current year, compared to 324 basis points in the same period last year.We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $1.0 million and $2.8 million in the three and nine months ended September 30, 2024, compared to net amortization of $1.0 million and $2.8 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program (MAP) in late March 2021. At September 30, 2024, mortgage loans under MAP were $671.3 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.7    Interest Expense — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2024	2023	Change	2024	2023	Change
Interest Expense
Consolidated obligations bonds
Fixed	$681,441	$787,041	(13.42)%	$2,238,159	$2,003,557	11.71%
Floating	572,257	422,350	35.49	1,499,814	1,555,745	(3.60)
Consolidated obligations discount notes	795,458	538,808	47.63	2,329,973	1,870,646	24.55
Deposits	29,807	39,638	(24.80)	96,990	84,556	14.71
Mandatorily redeemable capital stock	149	216	(31.02)	465	459	1.31
Cash collateral held and other borrowings	329	213	54.46	718	2,200	(67.36)
Total interest expense	$2,079,441	$1,788,266	16.28%	$6,166,119	$5,517,163	11.76%

Interest expense for the 2024 third quarter was $2.1 billion, an increase of 16.3% compared to the 2023 third quarter. (As noted elsewhere in this document, interest income increased by 14.1% compared to the 2023 third quarter).

The increase in interest expense was driven by higher average balances in Consolidated obligations in the third quarter of 2024 coupled with higher funding rates as compared with the same period of 2023.

Rate-related increase in funding expense was $26.4 million. Volume-related increase in funding expense was $264.8 million in the 2024 third quarter compared to the 2023 third quarter. Aggregate yield paid on total funding in 2024 third quarter was 518 basis points, compared to 504 basis points in the same period of the prior year.

Interest expense in the 2024 year-to-date period was $6.2 billion, an increase of $0.6 billion or 11.8% compared to the same period in the prior year. To provide context, interest income increased by $0.7 billion or 10.4% compared to the year-to-date period in the prior year.

We continue to make changes to our liability composition as compared to 2023. The usage of CO discount notes has increased to 35.6% in 2024 third quarter from 27.6% in the 2023 third quarter. In the 2024 year-to-date period, 36.1% of average earning assets were funded by fixed-rate CO bonds and 21.7% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 35.9% of earning assets and floating-rate CO bonds funded 25.1% of earning assets. In the third quarter of 2024, 32.8% of average earning assets were funded by fixed-rate CO bonds and 24.7% were funded by floating-rate CO bonds. In the third quarter of 2023, fixed-rate CO bonds funded 43.3% of earning assets and floating-rate CO bonds funded 20.7% of earning assets.

Hedging strategies under ASC 815 have remained effective and are operating as designed. For more information, see Table 9.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2024 Periods Compared to 2023 Periods

We recorded net provisions of $0.1 million and net reversals of $0.7 million in the three and nine months ended September 30, 2024 compared to net reversals of $0.1 million and net provisions of $1.5 million in the same period in the prior year against our mortgage loan portfolio. We also recorded net provisions of $13.0 thousand and $36.9 thousand in the three and nine months ended September 30, 2024 compared to net reversals of $0.9 thousand and net provisions of $297.4 thousand in the same period in the prior year against our investment portfolio. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2024 Periods Compared to 2023 Periods

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.8    Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Other income (loss)
Service fees and other (a)	$5,672	$5,028	$16,001	$15,864
Instruments held under the fair value option gains (losses) (b)	(38,994)	(18,107)	(66,316)	(40,809)
Derivative gains (losses) (c)	(89,062)	79,318	27,049	127,409
Trading securities gains (losses) (d)	151,711	(51,695)	100,176	(37,803)
Equity investments gains (losses) (e)	5,736	(2,824)	11,265	4,399
Litigation settlement	—	—	—	1,620
Gains (losses) from extinguishment of debt	54	—	54	—
Total other income (loss)	$35,117	$11,720	$88,229	$70,680
(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.8 million in the third quarter of current year compared to $4.3 million in the same period in the prior year. In a year-to-date basis through September 30, Service fees earned on financial letters of credit were $14.2 million in the current year, compared to $13.0 million in the same period in the prior year.Immaterial amounts of fees paid, and other expenses were included in reported revenues.

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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.9    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$151,711	$(51,695)	$100,273	$(37,330)
Net gains (losses) on trading securities sold/matured during the period	—	—	(97)	(473)
Net gains (losses) on trading securities	$151,711	$(51,695)	$100,176	$(37,803)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $7.6 billion at September 30, 2024 and $6.3 billion at December 31, 2023.

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.10    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(153,129)	$50,084	$(93,728)	$51,622
Caps or floors	(163)	86	(197)	(344)
Mortgage delivery commitments	686	1,059	585	(1,828)
Swaps economically hedging instruments designated under FVO (b)	39,284	17,854	65,441	36,146
Accrued interest on derivatives in economic hedging relationships (c)	24,068	8,564	53,230	37,924
Net gains (losses) related to derivatives not designated as hedging instruments	$(89,254)	$77,647	$25,331	$123,520
Price alignment interest paid on variation margin	192	1,671	1,718	3,889
Net gains (losses) on derivatives and hedging activities	$(89,062)	$79,318	$27,049	$127,409

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value losses of $157.0 million in the third quarter of 2024, compared to fair value gains of $47.0 million in the third quarter of 2023. In the year-to-date period ended September 30, 2024, fair value losses of $97.7 million were recorded compared to fair value gains of $43.9 million in the same period in the prior year. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2024 Periods Compared to 2023 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.11    Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
		Percentage of		Percentage of
	2024	Total	2023	Total
Operating Expenses (a)(f)
Occupancy	$2,709	11.45%	$2,323	11.23%
Depreciation and leasehold amortization	3,772	15.94	4,625	22.36
All others (b)	17,184	72.61	13,740	66.41
Total Operating Expenses	$23,665	100.00%	$20,688	100.00%

Total Compensation and Benefits (e)	$28,653		$24,061
Finance Agency and Office of Finance (c)	$5,544		$5,116
Other expenses (d)(g)	$10,609		$2,250

	Nine months ended September 30,
		Percentage of		Percentage of
	2024	Total	2023	Total
Operating Expenses (a)(f)
Occupancy	$7,129	10.23%	$6,960	12.12%
Depreciation and leasehold amortization	12,265	17.60	13,908	24.22
All others (b)	50,303	72.17	36,545	63.66
Total Operating Expenses	$69,697	100.00%	$57,413	100.00%
Total Compensation and Benefits (e)	$84,148		$74,824
Finance Agency and Office of Finance (c)	$16,127		$15,195
Other expenses (d)(g)	$18,569		$5,844
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category Other expenses included the non-service elements of Net periodic pension benefit costs, derivative clearing fees and voluntary contribution.
(e)	Compensation increased due to an increase in headcount.
(f)	Operating expense increased due to on going investments in technology.
(g)	Other expenses increased due to an increase in voluntary contributions.

Assessments — 2024 Periods Compared to 2023 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2023 filed on March 21, 2024.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$210,721	$158,749	$187,027	$131,394
Additions from current period’s assessments	20,391	20,235	65,074	66,297
Net disbursements for grants and programs	(24,153)	(8,123)	(45,142)	(26,830)
Ending balance	$206,959	$170,861	$206,959	$170,861

AHP assessments allocated from net income totaled $20.4 million in the third quarter of the current year, compared to $20.2 million for same period in the prior year. On a year-to-date basis, AHP assessments allocated from net income totaled $65.1 million for the current period and $66.3 million for the prior year period. Assessments are calculated as a percentage of Net income, and the changes in allocations were in tandem with changes in Net income.

Legislative and Regulatory Developments

Certain legislative and regulatory actions and developments are summarized in this section. [See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in our annual report on Form 10-K for the year ended December 31, 2023 and in our quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30,2024, for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.]

Advisory Bulletin on FHLBank Member Credit Risk Management.

On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. While the Bank’s recent enhancement to its credit risk framework, as previously disclosed in the Bank’s June 30, 2024 Form 10-Q, already reflects much of the guidance set forth in the advisory bulletin, the Bank is evaluating whether the advisory bulletin will require any further enhancements to the Bank’s member credit risk management policies and procedures. Additionally, the Bank is evaluating the extent to which this advisory bulletin will impact members’ eligibility to borrow from the Bank or reduce access to the Bank’s advances, which, in turn, could negatively impact the Bank’s financial condition, results of operations, and business operation.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management.

On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The Bank is evaluating the potential impact of the advisory bulletin on the Bank and its operations. Some aspects of this advisory bulletin also apply to the Office of Finance, as relevant.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks.

On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024 to amend the Finance Agency’s regulation on capital requirements (“Capital Regulation”) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (“IBDAs”) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to the Bank’s current business processes. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management.

On November 4, 2024, the Finance Agency published proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline is February 3, 2025. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of the Bank’s board of directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2024	0.43	0.25	0.34	0.78
June 30, 2024	0.36	0.15	0.25	0.91
March 31, 2024	0.52	0.31	0.39	1.13
December 31, 2023	0.19	(0.10)	0.01	0.88
September 30, 2023	0.37	(0.06)	0.14	1.03

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

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We analyze open key rate duration exposure across maturity buckets while also performing a more traditional gap measure that subtracts repricing/maturing liabilities from repricing/maturing assets over time. We observe the differences over various horizons and have set a 10 percent limit on asset on cumulative repricing at the one-year point. This quarterly observation of the one-year cumulative repricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
September 30, 2024	$8.299 Billion
June 30, 2024	$8.851 Billion
March 31, 2024	$7.334 Billion
December 31, 2023	$7.212 Billion
September 30, 2023	$7.505 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are generated to measure the Bank’s net interest income sensitivity over the coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -200bps shock compared to the rates in the forward rate scenario. Given the higher rate environment, the Bank will be generating income sensitivity to larger down rate scenarios.

	Sensitivity in the	Sensitivity in the	Sensitivity in the
	-200bps Shock	-100bps Shock	+200bps Shock
September 30, 2024	2.18%	1.11%	(2.66)%
June 30, 2024	(2.23)%	(1.12)%	(1.04)%
March 31, 2024	0.96%	0.72%	(4.65)%
December 31, 2023	(0.07)%	0.24%	0.78%
September 30, 2023	2.14%	1.12%	(5.50)%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
September 30, 2024	0.73%	0.42%	(1.10)%
June 30, 2024	0.41%	0.26%	(1.14)%
March 31, 2024	0.62%	0.37%	(1.43)%
December 31, 2023	(0.14)%	0.00%	(0.86)%
September 30, 2023	0.14%	0.17%	(1.35)%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/ repricing gaps (in millions):

	Interest Rate Sensitivity
	September 30, 2024
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$18,793	$151	$452	$340	$1,239
MBS investments	5,598	456	2,675	4,421	7,076
Swaps hedging MBS	6,559	—	(50)	(917)	(5,592)
Adjustable-rate loans and advances	53,905	10	—	—	—
Net investments, adjustable rate loans and advances	84,855	617	3,077	3,844	2,723

Liquidity trading portfolio	—	2,025	3,005	2,423	—
Swaps hedging investments	7,576	(2,020)	(3,085)	(2,471)	—
Net liquidity trading portfolio	7,576	5	(80)	(48)	—

Fixed-rate loans and advances	20,148	4,704	16,301	8,709	2,913
Swaps hedging fixed-rate advances	31,694	(4,411)	(15,910)	(8,470)	(2,903)
Net fixed-rate loans and advances	51,842	293	391	239	10
Total interest-earning assets	$144,273	$915	$3,388	$4,035	$2,733

Interest-bearing liabilities:
Deposits	$2,105	$—	$—	$—	$—
Discount notes	47,363	3,951	—	—	—
Swaps hedging discount notes	2,134	(3,533)	763	469	167
Net discount notes	49,497	418	763	469	167

Consolidated Obligation Bonds
FHLBank bonds	58,251	5,039	20,712	5,435	3,489
Swaps hedging bonds	26,065	(4,486)	(18,194)	(1,823)	(1,562)
Net FHLBank bonds	84,316	553	2,518	3,612	1,927
Total interest-bearing liabilities	$135,918	$971	$3,281	$4,081	$2,094
Post hedge gaps (a):
Periodic gap	$8,355	$(56)	$107	$(46)	$639
Cumulative gaps	$8,355	$8,299	$8,406	$8,360	$8,999

	Interest Rate Sensitivity
	December 31, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$20,941	$124	$423	$323	$1,208
MBS investments	5,429	663	2,399	3,436	8,373
Swaps hedging MBS	6,040	—	(50)	(610)	(5,380)
Adjustable-rate loans and advances	36,586	—	—	—	—
Net investments, adjustable rate loans and advances	68,996	787	2,772	3,149	4,201

Liquidity trading portfolio	—	247	3,253	2,409	240
Swaps hedging investments	6,326	(250)	(3,355)	(2,471)	(250)
Net liquidity trading portfolio	6,326	(3)	(102)	(62)	(10)

Fixed-rate loans and advances	35,468	6,923	14,208	10,617	5,993
Swaps hedging fixed-rate advances	36,137	(6,112)	(13,689)	(10,351)	(5,985)
Net fixed-rate loans and advances	71,605	811	519	266	8
Total interest-earning assets	$146,927	$1,595	$3,189	$3,353	$4,199

Interest-bearing liabilities:
Deposits	$3,472	$—	$—	$—	$—
Discount notes	40,281	7,634	—	—	—
Swaps hedging discount notes	5,470	(6,988)	550	801	167
Net discount notes	45,751	646	550	801	167

Consolidated Obligation Bonds
FHLBank bonds	44,716	18,298	23,340	8,744	3,718
Swaps hedging bonds	45,844	(17,417)	(21,094)	(5,441)	(1,892)
Net FHLBank bonds	90,560	881	2,246	3,303	1,826

Total interest-bearing liabilities	$139,783	$1,527	$2,796	$4,104	$1,993
Post hedge gaps (a):
Periodic gap	$7,144	$68	$393	$(751)	$2,206
Cumulative gaps	$7,144	$7,212	$7,605	$6,854	$9,060
(a)

Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2024. Based on this evaluation, they concluded that as of September 30, 2024, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits.

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	6/24/2022
10.01	Agreement and General Release between the Federal Home Loan Bank of New York and Mr. Edwin Artuz(a)		8-K	8/24/2024
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

*	Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.
(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

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

Date: November 8, 2024