Form 10-K
period 2024-12-31
Federal Home Loan Bank of New York
filed 2025-03-21
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2024, the aggregate par value of the common stock held by members of the registrant was approximately $6,401,880,200. At February 28, 2025, 57,742,335 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2024 Annual Report on Form 10-K

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

All federally insured depository institutions, federally insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district. Community development financial institutions (CDFIs) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank. Even without CDFI designation, state or territory-chartered credit unions with private deposit insurance are also eligible for membership.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total
December 31, 2024	103	59	109	52	9	332

December 31, 2023	102	61	106	47	9	325

Business Segments

We manage our operations as a single business segment. The Bank’s President and CEO reviews enterprise-wide financial information in order to make operating decisions and assess performance.

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

Advances to members, including former members, constituted 66.0% and 68.8% of our total assets of $160.3 billion and $158.3 billion at December 31, 2024 and 2023, respectively. In terms of revenues, interest income derived from advances were $6.1 billion, $6.0 billion, and $1.9 billion, representing 69.1%, 71.3% and 69.4% of total interest income in 2024, 2023 and 2022, respectively. Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9. Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

The FHLBanks are permitted to acquire certain assets from or through their members. These initiatives are referred to as Acquired Member Assets (AMA) programs. At the FHLBNY, the Acquired Member Assets initiatives are the Mortgage Partnership Finance (MPF) Program and Mortgage Asset Program (MAP), which provide members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market. These programs are managed and funded in a consistent manner. We purchase conforming fixed-rate mortgages originated or purchased by our members. By selling mortgage loans to us, members can increase their balance sheet liquidity and lower interest rate and mortgage prepayment risks.

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

Under MAP, the PFI’s credit enhancement is created by the FHLBNY through the establishment of an individual or, in certain cases as pooled, member performance account (MPA). The FHLBNY sets aside funds in the MPA account; funds are unsecured for the PFI and serves as the selling member’s credit enhancement for future credit losses experienced on that MAP loan pool. This first loss credit enhancement provided by the member, or a group of members through pool aggregation, brings the FHLBNY purchased loans to at least investment grade at the time of sale. We offer pool aggregation under MAP to reduce the credit enhancement cost to small and mid-sized PFIs when they sell mortgages into combined pools. These credit enhancements apply after a homeowner’s equity, and if applicable, private mortgage insurance has first been exhausted. For Federal Housing Administration (FHA) and other government insured home mortgages that we purchase under MAP, we do not establish an additional MPA credit enhancement because the credit risk is insured by the United States government.

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

●	Affordable Housing Program. We meet this requirement by allocating 10 percent of regulatory defined net income to our AHP to finance homeownership and support the creation and preservation of housing for lower income families and individuals. The program is offered in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, households are required to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. See financial statements, Note 13. Affordable Housing Program and Voluntary Contributions for assessments allocated from earnings for the periods in this report.
●	Other Mission — Related Activities. The FHLBNY offers four distinct Community Lending Programs (CLP) that support our members’ community-oriented lending, which were established under the Community Investment Cash Advance Programs. The Bank provides reduced interest rate advances to members for lending activity that meets the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance (RDA), Urban Development Advance (UDA) and Disaster Relief Funding (DRF). The CLP provides additional assistance to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities which benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP requirements and are offered at reduced fees. Economic development is further supported by the FHLBNY’s suite of offerings under the Zero Percent Development Advance (ZDA) Program. The ZDA program provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans/investments that meet one of the eligibility criteria under the Business Development Advance, Climate Development Advance, Infrastructure Development Advance, or Tribal Development Advance. In addition, the Small Business Recovery Grant (SBRG) Program provides flexible funds to benefit small-businesses and non-profits located in FHLBNY members’ communities. This program supports the financial security of qualifying organizations that face economic challenges due to the rate environment, inflation, supply-chain constraints, and/or rising energy costs. Lastly, we typically make charitable contributions to organizations deemed to be highly reputable and who provide vital services. The ZDA, SBRG and charitable contributions are in excess of the required statutory annual income contribution to the AHP offered under the Community Investment Cash Advance Programs.

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

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. The Office of Finance has authority to issue joint and several debt obligations on behalf of the FHLBanks. At December 31, 2024 and December 31, 2023, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.2 trillion, including $149.5 billion and $147.3 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12. Consolidated Obligations. Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

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

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $2,225 million for 2024 and $1,926 million for 2023. For more information about Restricted retained earnings, see Table 7.1 Stockholder’s Capital in this MD&A.

Unrestricted Retained Earnings was $1,286.3 million and $1,276.6 million at December 31, 2024 and 2023, respectively. Restricted Retained Earnings was $1,208.8 million and $1,061.1 million at December 31, 2024 and 2023, respectively. The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $100.0 million and losses of $142.5 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend Policy.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Retained earnings, beginning of year	$2,337,664	$2,095,967	$1,930,965
Net Income for the year	738,476	751,131	417,376
	3,076,140	2,847,098	2,348,341
Dividends paid in the year (a)	(581,047)	(509,434)	(252,374)

Retained earnings, end of year	$2,495,093	$2,337,664	$2,095,967
(a)	Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are accrued in the period they are declared and therefore not accrued at quarter-end.

Competition

Demand for advances is affected by many factors including, but not exclusive to the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements, Federal Funds lines of credit, Federal Reserve Bank liquidity facilities, wholesale CD programs, and deposits through listing services. Historically, members have grown their assets at a faster pace than retail deposits and capital resulting in the creation of a funding gap. We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps. Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, and firms capitalizing on wholesale funding platforms. Of these wholesale funding sources, the brokered CD market is our main threat as members continue to increase their usage and as counterparties extend available maturities.

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

In certain market conditions there is considerable competition among high credit quality issuers in the markets for callable debt. The issuance of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been a valuable source of competitively priced funding for the FHLBNY. Since Money Market Fund Reform, the dominant System issuance has been in simple floating-rate debt as money market funds migrated assets from Prime to Government Funds; thereby creating demand for eligible assets such as FHLBank debt. Floaters have been one of the main determinants of our relative cost of funds. There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rates and yields and availability of alternative investments, particularly in the Repo sector.

Since 2018, the FHLBank System has been a major participant in the issuance of floaters using the Secured Overnight Financing Rate (SOFR). SOFR floaters are a major source of funding for the System.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability. We relieve the AHP liability as members use subsidies. In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero. If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks. There were no shortfalls in 2024, 2023, and 2022.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in three locations. As of December 31, 2024, the Bank had 382 full-time and no part-time employee. Given the size of assets under management, the Bank’s workforce is lean, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas and continuous improvement. As of December 31, 2024, the average tenure of the Bank’s employees was 9.2 years. There are no collective bargaining agreements with the Bank’s employees.

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

Office of Minority and Women Inclusion

The Bank is required by federal law (12 U.S.C. § 4520) and Finance Agency regulations to have an Office of Minority and Women Inclusion (OMWI). The Bank’s Acting OMWI officer reports to the President and Chief Executive Officer, who then acts as a liaison to the Board of Directors. As required by applicable law, the Bank operationalizes its commitment to the principles of equal opportunity in employment and contracting through the development and execution of a three-year strategic plan, and it reports regularly on its performance to management and the Board of Directors. The Bank offers a range of educational opportunities and supports connection and belonging as well as personal and professional growth of the members of its workforce.

Culture Management

The Bank considers culture as a strategic lever that acts to help support the future performance of the Bank and enhance employee engagement and inclusion, and further develop our people. The Bank has defined its culture state priorities as: obtaining results, operating safely, fostering agility and caring about employees. These culture state priorities align with the mission, vision and core values of the Bank. As part of our culture management efforts, we actively provide employees across the Bank with growth opportunities, access and exposure so that they can learn and develop their capabilities. The Bank continues to extend and enhance the framework to provide learning opportunities for employees.

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

Market and Economic Risks

A prolonged downturn in the economy, including the U.S. housing market, and related U.S. government monetary and fiscal policies, could adversely affect the FHLBNY’s business activities and results of operations.

The FHLBNY’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets could adversely affect our borrowers, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline, the value of collateral securing member credit may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if a member defaults. Deterioration in the residential mortgage markets could also affect the value of collateral supporting our mortgage loan portfolio, increasing the risk of loss due to credit impairment.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets. Negative trends in the global economy and political climate could influence, among other business activities, member borrowing activity and the Bank’s lending and investment patterns. Additionally, investors’ negative perceptions of the state of the U.S. economy could lead to a decline in investor demand for consolidated obligations. Furthermore, natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to an increased risk of credit losses for the Bank and may adversely affect their cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the Bank to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.

In addition, the Banks businesses and results of operations could be significantly affected by the monetary and fiscal policies of the U.S. government and its agencies, including the Federal Reserve and the U.S. Treasury. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and for consolidated obligations as well as the financial condition and results of operations of the Bank. For example, although the Federal Reserve Board began lowering short-term policy interest rates in September 2024, policy interest rate increases in 2022 and 2023, contributed to significant volatility in the financial markets and uncertainties about the economic outlook. In addition, the Bank currently plays a predominant role as a lender in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation. Fiscal policies of the U.S. government could also indirectly affect the FHLBNY’s cost of funding. For example, sudden or large increases in the supply of Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term GSE debt securities. Also, increases in Treasury issuances could temporarily reduce the capacity of the dealers of consolidated obligations, many of which are also primary dealers for the Federal Reserve Bank of New York, to participate in the issuances of consolidated obligations, which could in turn increase the Banks’ cost of funding. These factors could also cause temporary technical market distortions that may diminish the relative value and pricing of certain consolidated obligations and the Bank’s hedging strategies.

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

The FHLBanks’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Investors should not take the FHLBanks’ historical or current ratings as an indication of future ratings for the FHLBanks’ consolidated obligations. Because the FHLBanks are jointly and severally liable for consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBanks. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. For example, downgrades to the U.S. sovereign credit rating or outlook have occurred and may occur again if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limit (which was most recently reached in January 2023 and January 2025). In August 2023, Fitch Ratings downgraded the ratings of the United States and, in November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable, which also caused the respective rating agencies to take similar actions with respect to certain GSEs such as the FHLBanks. As a result, if the U.S. sovereign credit ratings or outlook were further downgraded, similar downgrades in the credit ratings or outlook of the FHLBanks and consolidated obligations would most likely occur, even though the consolidated obligations are not obligations of, or guaranteed by, the United States.

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

As a GSE, the FHLBNY is organized under the authority of the FHLBank Act and governed by U.S. federal laws and regulations as adopted and applied by the FHFA. Congress could amend the FHLBank Act or other statutes in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or changes in the statutory or regulatory requirements applied or imposed by the FHFA or other financial services regulators could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under Affordable Housing Programs or Community Investment Cash Advance Programs; reduced demand for advances or limitations on advances made to our members (including whether a member meets required tangible capital levels to access advances); or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Changes in the legislative and regulatory environment for the FHLBanks, their members and housing finance generally may involve additional complexities and uncertainties, including those relating to regulatory priorities and areas of focus, as a result of recent or future executive orders, policy pronouncements, and other directives or actions under the new administration.

The Bank notes a November 2023 Finance Agency report on the FHLBank System, which is a potential source of important regulatory changes. The report focuses on the FHLBank System’s: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments - Finance Agency’s Review and Analysis of the FHLBank System.

Given the current regulatory environment, the Bank is not able to predict what changes, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of such changes, or the ultimate effect on or extent of any changes to the Bank or the FHLBank System, particularly in light of the changes in the Finance Agency’s leadership and potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legislative and Regulatory Developments - Regulatory Environment. Furthermore, we are also not able to predict how changes in federal administration will affect the Finance Agency’s actions and regulatory activity. Potential changes to regulatory expectations, policy changes, legislative and regulatory changes, executive orders, or other government actions may result in changes to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community investment, or changes to our operations, employment and procurement practices, structure, or governance. Any such changes as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities, however, could materially affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

Furthermore, the legislative and regulatory landscape relating to climate change and other environmental, social, and governance matters has continued to evolve, including the introduction of new requirements on climate change-related risk assessment, risk management, and disclosure. New or modified laws and regulations, along with evolving stakeholder expectations, related to these matters may increase the costs of compliance for the Bank and its members and alter the environment in which they conduct their businesses, which could adversely affect the Bank’s business activities, results of operations, and reputation.

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

Given our shared status as GSEs, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a significant effect on the FHLBank System. While there are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the FHLBanks’ focus on secured lending in the form of advances as opposed to guaranteeing mortgages and their distinctive cooperative business model, legislation or other regulatory reform affecting the GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. . This change in the perception of risk generally, or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac arising from the ultimate resolution to their conservatorship, could adversely affect the FHLBanks’ funding costs, access to funding, competitive position, and the financial condition and results of operations of an FHLBank and the FHLBanks on a combined basis.

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

We also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, state, local, sovereign, sub-sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the U.S. and global capital markets. Increases in the supply of competing debt products, such as an increase in the supply of Treasury securities, or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac in the issuance of unsecured debt arising from the ultimate resolution to their conservatorship, could negatively affect the demand for consolidated obligations and result in higher debt costs. Any of these factors could adversely affect the financial condition and results of operations of the Bank, as well as the value of FHLBank membership.

A loss or change of business activities with large members, consolidation of membership, or regulatory changes in membership rules could adversely affect the FHLBNY’s financial condition and results of operations.

Due to the nature of the FHLBNY’s charters, membership is generally limited to federally insured depository institutions, insurance companies, and community development financial institutions in our district. Given this limitation in membership eligibility, a loss of members or decreased business activities with large members due to withdrawal from membership, acquisition by a non-member, or failure could result in a reduction of our total assets, capital, and net income. Additionally, regulatory changes in our membership eligibility or requirements could affect the business activities, as well as our financial condition and results of operations.

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

The FHLBNY is exposed to credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, and extending other credit products, such as lines of credit, standby letters of credit, and other commitments. We require advances and other extensions of credit to be fully secured with collateral and require borrowers to pledge additional collateral when deemed necessary. We evaluate the types of collateral pledged by the member and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If borrowers are unable to pledge additional collateral to fully secure their obligations with us, whether due to significant financial stress, market volatilities, or otherwise, it could cause the advance levels to decrease or credit risk to increase. If we have insufficient collateral before or after an event of default or failure of the member or are unable to liquidate the collateral, or transfer the collateral to an acquirer or receiver, for the value assigned to it in the event of a default or failure of a member, we could experience a credit loss.

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

Additionally, changes to the regulatory environment that affect FHLBanks’ investors and dealers of consolidated obligations, particularly changes related to capital and liquidity requirements and money market fund reforms, have affected, and will continue to affect, the FHLBanks’ ability to access the capital markets on acceptable terms. For example, the SEC’s implementation of money market fund reforms over the years resulted in a significant increase in demand for U.S. government and agency debt, including the FHLBanks’ short-term consolidated obligations. The holding of the FHLBanks’ consolidated obligations by money market funds, as a percentage of the total outstanding consolidated obligations, generally increased as a result of these reforms as compared to the periods before their implementation. While demand from this investor class benefited the FHLBanks’ ability to access short-term funding at attractive costs, this demand could change if money market investor risk and return preferences and money market regulatory requirements shift over time. A decrease in this demand could, due to the FHLBanks’ concentration of money market investors, lead to significant investor outflows and unfavorable market conditions. Policymakers and regulators in the U.S. have been examining potential policy measures intended to improve the resilience of money market funds and broader short-term funding markets in recent years, including the SEC’s adoption of money market fund reforms in July 2023, designed to improve the resilience and transparency of, designed to improve the resilience and transparency of money market funds. As such, changes in regulatory requirements governing money market funds, including any reversal of prior money market fund reforms, could have a negative effect on FHLBanks’ short term funding costs and adversely affect the financial condition and results of operations of the FHLBNY.

Operational Risks

Failure, breach, or cyberattack of the information systems of the FHLBNY could disrupt the FHLBNY’s business or result in significant losses or reputational damage.

The FHLBNY relies heavily on our information systems and technology to conduct and manage our business. A failure, breach, or cyberattack of these systems or technologies could disrupt and prevent us from conducting and managing our business effectively. Moreover, such failure or breach could result in significant losses, including a loss of data, intellectual property, or confidential information, reputational damage, or other harm.

Like many financial institutions, the Bank has seen an increase in cyberattack attempts. These attempts have predominantly occurred through phishing and social engineering scams. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have also become more frequent, sophisticated, and increasingly difficult to detect or prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously. The threat of cyberattacks may also increase as a result of geopolitical conflicts. The Bank devotes substantial resources and deploys detective and preventative measures to secure the Bank’s systems, including firewalls, email security, and end-point solutions. These measures and other business continuity measures may be ineffective or insufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event could significantly harm the Bank’s reputation, its customer relations, risk management and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

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

The FHLBNY relies on vendors and other third parties, including cloud-based providers to perform certain critical services. The Bank owns some of these systems and technology, and third parties own and provide to the Bank, either directly or through fourth-party vendors, some of these systems and technology. A failure or interruption of one or more of those services, including as a result of breaches, cyberattacks, system malfunctions or failures, or other technological risks, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, we could be constrained, disrupted, or otherwise negatively affected.

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

The Office of Finance relies heavily on its information systems and technology for its operations. A failure or interruption of the Office of Finance’s services, including as a result of breaches, cyberattacks, natural disasters, system malfunctions, disruptions or failures, or other technological risks, could negatively affect the business operations of the FHLBNY, including disruptions to our access to funding through the sale of consolidated obligations. Although the Office of Finance has business continuity and security incident response plans in place, our funding and business operations could be constrained, disrupted, or otherwise negatively affected if the Office of Finance were not able to perform its functions for any period. Additionally, operational failures at the Office of Finance could also expose the Bank to the risk of a loss of data or confidential information or other harm, including reputational damage.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Cybersecurity Risk Management and Strategy

The Bank is subject to ongoing cybersecurity incident and threat risk. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through the Bank’s information systems that jeopardizes the confidentiality, integrity, or availability of the Bank’s information systems or any information residing therein. Cybersecurity threats are potential unauthorized occurrences on or conducted through the Bank’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein. Information systems are any electronic information resources, owned or used by the Bank, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the Bank’s information to maintain or support the Bank’s operations. Please refer to “Risk Factors — Failure, breach, or cyberattack of the information systems of the FHLBNY could disrupt the FHLBNY’s business or result in significant losses or reputational damage” in Part I, Section 1A of this Form 10-K for a description of cybersecurity incident and threat risk. The Bank has implemented processes for assessing, identifying, and managing material risks from cybersecurity threats or incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition.

The Bank’s cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity threats is designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

Cybersecurity risk management is part of the Bank’s Enterprise Risk Management program, which includes specific controls for the mitigation, monitoring and reporting associated with those risks. The program is supported by a robust set of policies and procedures, skilled staff, layered technical defenses, employee training, and oversight of third parties.

The Bank’s Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with the Gramm-Leach-Bliley Act, the interagency guidelines issued thereunder, and other applicable laws and regulations. The Technology Committee of the Board of Directors (“Board”) also annually reviews and approves the Bank’s Information Security Policy.

The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to the Board. The cyber incident response plan also stipulates management assessment of the materiality of each identified threat or incident for the purposes of such reporting.

The Bank’s business continuity program is designed to ensure that necessary resources are in place to protect the Bank from potential loss during a disruption, which includes the unavailability of information technology assets due to unintentional occurrences like weather-related events, fire, power loss, and technical incidents such as hardware failures. The business continuity program is overseen by the Technology Committee of the Board and includes, among other items, business impact analysis for developing effective plans, including disaster recovery plans, to respond, recover, resume, and restore technology assets critical to the Bank’s operations. Elements of this plan may be leveraged in support of recovery from a cyber incident that disables critical infrastructure.

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

The Bank’s cyber incident response plan includes third-party cybersecurity incidents and threats. The Bank undertakes due diligence of third-party systems with which the Bank will interact, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of these service providers, including performance and technological reviews and escalation of any unsatisfactory reviews.

During the period covered by this report, risks from cybersecurity threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced minor cybersecurity incidents in the past, though none that have had a material effect on the Bank’s financial condition or results of operations.

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

Cybersecurity Governance

The Bank’s Board devotes significant time and attention to data and systems protection, including protection from cybersecurity and information security risk. The Board oversees the Bank’s information security program through setting of policies and principles including the Bank’s Information Security Policy and Enterprise Risk Management program. The Board also oversees management’s approach to staffing, policies, processes, and practices to gauge and address cybersecurity and information security risk.

The Risk Committee of the Board has oversight of the Bank’s Risk Management Program, which includes risks from cybersecurity threats within cybersecurity risk management. The Technology Committee of the Board has responsibility for the strategic design, direction and oversight of the Bank’s information and cybersecurity program.

The Bank’s Information Security Department is led by the Bank’s Chief Information Security Officer (“CISO”). The CISO reports to the Chief Information Officer (“CIO”), with an open line of communication to the Bank President. The Bank also has an internal cross-functional committee – the internal Technology and Operations Committee –which is responsible for, among other activities, overseeing information and cybersecurity risks and the steps taken by management to understand and mitigate such risk. This Committee reports to the Bank’s Management Committee.

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

The Bank’s Technology and Operations Committee is made up of members of the Bank’s leadership, including the Bank’s CIO, CISO, other information technology and information security leadership, and leadership representatives from the Bank’s operational risk, information security, information technology, operations, and other departments throughout the Bank.

The Bank has an Information Security Department comprised of specialized professionals that is responsible for the day-to-day, hands-on management of cybersecurity risk and that handles the processes and procedures to mitigate and implement protective, proactive and reactive measures to protect the Bank against those risks. The Bank’s Information Security Department is responsible for developing, documenting, and approving the Bank’s technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

The Bank’s CIO has over 35 years of experience in Financial IT and has overseen Information Security programs in large financial institutions since 2003.

The Bank’s CISO has held that position at the Bank since 2020 and has 30 years of experience in IT, including 18 years of experience in building and overseeing Information Security and Cybersecurity programs.

The Technology and Operations Committee receives regular and prompt information from the Information Security Department as reported by the CISO, who in turn provides periodic, regular and prompt reporting to the Management Committee on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted the Bank.

The Board receives prompt and timely information from the Bank’s CISO on any cybersecurity or information security incident that may pose significant risk to the Bank and continues to receive regular reports on each such incident until its conclusion. The Bank’s Board also receives regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. At least quarterly, the Board discusses cybersecurity and information security risks with the Bank’s CIO and CISO.

Item 2.Properties.

At December 31, 2024, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY, which is issued only at a par value of $100 per share, is owned by our members. Stock may also be held by former members as a result of having been acquired by a non-member institution. We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1). There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded. It may be redeemed at par value upon request, subject to regulatory limits. These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At February 28, 2025, we had 329 members who held 57,698,936 shares of capital stock between them and former members held 43,399 shares. At February 28, 2024, we had 327 members who held 61,864,456 shares of capital stock between them and former members held 65,904 shares. Capital stock held by former members is classified as a liability and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition (dollars in thousands):

	2024			2023			2022
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$145,238		9.25%	$138,545		9.50%	$87,272		6.75%
August	147,287		9.50	143,433		8.50	64,649		5.50
May	145,924		9.50	122,225		7.75	52,852		4.75
February	143,229		9.75	105,796		7.50	48,820		4.36
	$581,678	(b)		$509,999	(b)		$253,593	(b)
(a)	The table above reports dividend on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.6 million, $0.6 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022.
(b)	Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes. Dividends are accrued for former members and recorded as interest expense on mandatorily redeemable capital stock held by former members and is a charge to net income. Dividends on capital stock held by members are accrued in the period they are declared and therefore not accrued at quarter-end. Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned and is a direct charge to retained earnings.

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

(1)	Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2024, we had 9 housing associates as customers. Advances made to housing associates totaled $4.3 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A - Risk Factors and the risks set forth below:

●	changes in economic and market conditions, including the evolving risks relating to the March 2023 U.S. banking sector liquidity crisis;
●	changes in demand for Bank advances and other products resulting from changes in members’ and FDIC deposit flows and members’ credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (COs) of the FHLBanks;
●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including cybersecurity, sufficient to manage the risks of the Bank’s business effectively;
●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;

●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war (including, but not limited to, the war between Ukraine and Russia or the conflicts in the Middle East), cyberattacks or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE & FIGURE REFERENCE

Table(s) & Figure(s)	Description	Page(s)
	Selected Financial Data	35-36
1.1	Market Interest Rates	37
2.1	Financial Condition	42
3.1 - 3.8	Advances	46-51
4.1 - 4.9	Investments	52-57
5.1 - 5.3	Mortgage Loans Held-for-Portfolio	58-60
6.1 - 6.10	Consolidated Obligations	60-64
6.11	FHLBNY Ratings	64
7.1 - 7.4	Capital	65-67
8.1 - 8.8	Derivatives Instruments and Hedging Activities	67-70
9.1 - 9.3	Liquidity	72-75
9.4 - 9.5	FHFA MBS Limits and Core Mission Achievement	75-76
10.1 - 10.11	Results of Operations	76-89
11.1	Assessments	89
12.1 - 12.5	Voluntary Contributions	90-91

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

Mission Fulfillment. Throughout 2024, the Bank’s continued focus on executing on our foundational liquidity mission in a safe and sound manner and serving the needs of our members and community partners drove our strong performance, resulting in our second-highest annual income and record contributions to our housing and economic development programs and products.

2024 Financial Results

Net income — Net income for 2024 was $738.5 million, a decrease of $12.6 million, or 1.7%, from net income of $751.1 million for 2023. Our net income is primarily driven by net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for 2024 was $986.8 million, a decrease of $8.5 million, or 0.9%, from $995.3 million in 2023. Continued higher market interest rates and large earning asset balances contributed to strong net interest income. Yield on assets increased to 5.34% for 2024 from 5.14% in 2023 while the funding cost increased to 5.04% for 2024 from 4.81% in 2023. Net interest spread decreased to 30 basis points in 2024 compared to 33 basis points in 2023. Average earning assets balances increased by $3.6 billion to $166.9 billion in 2024 compared with $163.3 billion in 2023. Average advances balances decreased by $0.8 billion to $109.4 billion in 2024, down from $110.2 billion in 2023.

Return on average equity (ROE) for 2024 was 8.49%, compared to ROE of 9.11% for 2023.

Other income (loss) — Other income (loss) increased by $35.5 million, resulting from a gain of $112.6 million in 2024 compared to a gain of $77.1 million in 2023, mainly driven by net unrealized fair value gains and losses including swap interest accruals on standalone swaps.

Other expenses were $279.0 million in 2024 compared to $236.1 million in 2023. Other expenses are primarily operating expenses, compensation and benefits, voluntary contributions for the Bank’s housing and community development support activities, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Other expenses have increased by $42.9 million, driven by a $17.2 million increase in voluntary contributions, as well as an increase in compensation and benefits driven by headcount additions and technology related expenses.

Affordable Housing Program Assessments (AHP) allocated from net income were $82.1 million in 2024 compared to $83.5 million in 2023. Assessments are calculated as a percentage of net income, and changes in allocations were proportional with changes in net income.

Dividend payments — Four quarterly cash dividend were paid in 2024 for a total of $9.50 per share of capital, compared to total of $8.31 per share of capital in 2023.

Financial Condition — December 31, 2024 compared to December 31, 2023

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets increased to $160.3 billion at December 31, 2024, from $158.3 billion at December 31, 2023, an increase of $2.0 billion, or 1.2%. As of December 31, 2024, advances were $105.8 billion, a decrease of $3.1 billion, or 2.8%, from $108.9 billion at December 31, 2023.

Cash at banks was $26.1 million at December 31, 2024, compared to $48.2 million at December 31, 2023.

Liquidity investments — Money market investments increased $3.8 billion at December 31, 2024 to $23.1 billion, as compared to $19.3 billion at December 31, 2023. We continue to ensure an ample supply of funds to meet liquidity demands. Interest-bearing deposits at highly rated financial institutions increased $0.8 billion to $2.8 billion as well as a $3.1 billion increase in overnight resale agreements to $10.9 billion, partially offset by a $0.2 billion decrease in Federal funds to $9.4 billion.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.2 billion and $5.9 billion at December 31, 2024 and December 31, 2023, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $8.7 billion at December 31, 2024 and $7.9 billion at December 31, 2023 of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable.

For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.

Advances — Par balances decreased at December 31, 2024 to $106.5 billion, compared to $109.8 billion at December 31, 2023. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, GSE-issued mortgage-backed securities were carried on the balance sheet at fair value of $8.6 billion and $7.9 billion at December 31, 2024 and December 31, 2023, respectively. Our portfolio consists primarily of long term fixed-rate long-term investments.

In the AFS portfolio, State and local housing finance agency obligations, primarily New York and New Jersey, were carried at $1.3 billion at December 31, 2024 and $1.2 billion at December 31, 2023.

In the HTM portfolio, long-term investments of predominantly GSE-issued fixed- and floating-rate mortgage-backed securities were $10.7 billion and $11.7 billion at December 31, 2024 and December 31, 2023, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments. Allowance for credit losses was $0.6 million on private-label MBS at December 31, 2024 and $0.5 million at December 31, 2023.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at December 31, 2024 and December 31, 2023. Allowance for credit losses on State and local housing finance agency obligations in the HTM portfolio was $0.1 million at December 31, 2024, slightly lower than the balance at December 31, 2023.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $95.4 million at December 31, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in MPF loans and MAP loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.6 billion at December 31, 2024, a decrease of $143.5 million from the balance at December 31, 2023. Unpaid principal balance of MAP loans stood at $745.5 million at December 31, 2024 compared to $442.1 million at December 31, 2023.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.5 billion at December 31, 2024 compared to $8.4 billion at December 31, 2023. Required risk-based capital was $1.0 billion at December 31, 2024 compared to $1.4 billion at December 31, 2023. To support $160.3 billion of total assets at December 31, 2024, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At December 31, 2024 balance sheet leverage (based on U.S. GAAP) was 19.1 times shareholders’ equity compared to 19.2 times at December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds.

Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2024	2023	2022	2021	2020
Investments (a)	$51,267	$46,359	$39,103	$30,898	$39,748
Advances	105,838	108,890	115,293	71,536	92,067
Mortgage loans held-for-portfolio, net (b)	2,345	2,180	2,107	2,320	2,900
Total assets	160,300	158,333	157,391	105,358	136,996
Deposits and borrowings	2,429	3,482	1,027	1,321	1,753
Consolidated obligations, net
Bonds	80,552	97,569	85,498	54,829	69,716
Discount notes	67,859	47,907	61,793	42,197	57,659
Total consolidated obligations	148,411	145,476	147,291	97,026	127,375
Mandatorily redeemable capital stock	5	7	5	2	3
AHP liability	231	187	131	138	149
Capital
Capital stock	6,014	6,050	6,387	4,501	5,367
Retained earnings
Unrestricted	1,287	1,277	1,185	1,104	1,135
Restricted	1,209	1,061	911	827	774
Total retained earnings	2,496	2,338	2,096	1,931	1,909
Accumulated other comprehensive income (loss)	(100)	(143)	(136)	14	(20)
Total capital	8,410	8,245	8,347	6,446	7,256
Equity to asset ratio (c)(j)	5.25%	5.21%	5.30%	6.12%	5.30%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2024	2023	2022	2021	2020
Investments (a)	$54,725	$49,682	$36,531	$35,959	$45,150
Advances	108,548	110,230	82,747	80,795	109,117
Mortgage loans held-for-portfolio, net	2,251	2,136	2,188	2,562	3,123
Total assets	168,029	164,728	123,207	120,488	158,811
Interest-bearing deposits and other borrowings	2,485	3,061	1,038	1,427	1,442
Consolidated obligations, net
Bonds	94,631	101,180	64,763	65,402	73,097
Discount notes	60,383	49,699	48,685	45,425	74,759
Total consolidated obligations	155,014	150,879	113,448	110,827	147,856
Mandatorily redeemable capital stock	6	7	23	2	4
AHP liability	203	154	131	148	155
Capital
Capital stock	6,148	6,185	4,969	4,896	6,129
Retained earnings
Unrestricted	1,323	1,240	1,113	1,114	1,119
Restricted	1,135	985	858	801	728
Total retained earnings	2,458	2,225	1,971	1,915	1,847
Accumulated other comprehensive income (loss)	89	(162)	(118)	20	(67)
Total capital	8,695	8,248	6,822	6,831	7,909

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Years ended December 31,
(dollars in millions, except earnings and dividends per share, and headcount)	2024	2023	2022	2021	2020
Net income	$738	$751	$417	$266	$442
Net interest income (d)	987	995	634	541	753
Dividends paid in cash (e)	581	509	252	244	348
AHP expense	82	83	46	29	49
Return on average equity (f)(g)(j)	8.49%	9.11%	6.12%	3.89%	5.59%
Return on average assets (g)(j)	0.44%	0.46%	0.34%	0.22%	0.28%
Other non-interest income (loss)	113	77	29	(48)	(51)
Operating expenses (h)	210	188	169	166	170
Voluntary Contributions	38	21	3	—	—
Other expenses (k)	31	27	28	38	37
Total Operating and Other expenses	279	236	200	204	207
Operating expenses ratio (g)(i)(j)	0.13%	0.11%	0.14%	0.14%	0.11%
Earnings per share	$12.01	$12.15	$8.40	$5.42	$7.22
Dividends per share	$9.50	$8.31	$5.34	$4.69	$5.74
Headcount (Full/part time) (l)	382	345	327	340	354
(a)	Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)	Allowances for credit losses were $3.1 million, $3.3 million, $1.9 million, $2.1 million, and $7.1 million for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively.
(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Other expenses include Finance Agency and Office of Finance expenses.
(l)	The Bank has been increasing headcount to enhance its infrastructure including risk management and technology.

Trends in the Financial Markets

Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2024 and 2023 (rates in percent):

Table 1.1Market Interest Rates

	December 31,
	2024	2023	2024	2023
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	5.31%	5.20%	4.50%	5.50%
Federal Funds Effective Rate (a)	5.15	5.03	4.33	5.33
SOFR(a)	5.15	5.01	4.49	5.38
2-Year U.S. Treasury	4.38	4.60	4.24	4.25
5-Year U.S. Treasury	4.13	4.06	4.38	3.85
10-Year U.S. Treasury	4.20	3.96	4.57	3.88
15-Year Residential Mortgage Note Rate	6.55	6.48	6.60	6.31
30-Year Residential Mortgage Note Rate	7.14	7.19	7.28	6.99

(a)Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.P.

During the year, the market rates continued to rise slightly as the Federal Reserve continues to combat inflation.

Impact of general level of interest rates on the FHLBNY. The level of interest rates impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital. We invest in Federal funds sold and repurchase agreements that typically are overnight investments. We also use derivatives to effectively change the repricing characteristics of a significant proportion of our advances and Consolidated obligation debt to match shorter-term benchmark interest rates or overnight indices (SOFR and Federal funds effective rate) that reprice at intervals of three month or as frequently as daily. Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the overnight SOFR, has an impact on profitability.

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

In summary, our average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of our assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term or overnight rate is received. Changes in rates paid on Consolidated obligations and the spread of these rates relative to SOFR and the Federal funds rate or to U.S. Treasury securities may also impact profitability. The rates and prices at which we are able to issue Consolidated obligations, and their relationship to other products such as Treasury securities, change frequently and are affected by a multitude of factors including: overall economic conditions, including inflation; volatility of market prices, rates, and indices; the level of market interest rates and shape of yield curves; supply from other issuers (including other GSEs, supra/sovereigns, and other highly-rated borrowers); yields and asset prices of other securities in the market; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from our members; policy decisions, including legislation, monetary policy changes by the Federal Reserve, and actions of financial regulators; and potentially adverse press about the FHLBank System.

Recently Issued Accounting Standards and Interpretations and Critical Accounting Policies and Estimates

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2. Financial Accounting Standards Board (FASB) Standards Issued.

Critical Accounting Policies and Estimates

We have identified certain accounting policies that we believe are critical because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. These policies include estimating fair values of certain assets and liabilities, and accounting for derivatives and hedging activities. We have discussed each of these critical accounting policies, the related estimates, and its judgment with the Audit Committee of the Board of Directors. Refer to Note 1. Summary of Significant Accounting Policies in this Form 10-K.

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

Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2024:

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

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

Regulatory Environment. The Bank is subject to various legal and regulatory requirements and regulatory priorities. Certain early actions by the current federal executive administration indicate the Bank’s regulatory environment is changing. Changes in the regulatory environment under the current administration, including regulatory priorities and areas of focus, could, and perhaps likely will, affect the Bank’s business operations, results of operations and reputation. For example, on January 20, 2025, the new administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. Considering the change in the regulatory environment, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on the Bank and the FHLBank System.

Executive Order Relating to Community Development Financial Institutions Fund. On March 14, 2025, the President issued an executive order directing, among other things, that the non-statutory components and functions of the Community Development Financial Institutions Fund (CDFI Fund) be eliminated to the maximum extent consistent with applicable law and that the performance of its statutory functions and associated personnel be reduced to the minimum presence and function required by law. The CDFI Fund, created by Congress in 1994 for the purpose of promoting economic revitalization and community development through investment in and assistance to CDFIs, including enhancing the liquidity of CDFIs, administers the certification of CDFIs and promotes CDFIs’ access to capital and local economic growth through its programs. The Bank will continue to monitor developments relating to this executive order and analyze the potential effect that it could have on the Bank’s CDFI members that do not have deposit insurance. The Bank will also continue to assess the impact this executive order could have on these CDFI members and prospective CDFI members with respect to continued CDFI grant funding and the CDFI Fund’s certification process and any related effect on FHLBank membership eligibility.

Finance Agency’s Review and Analysis of the FHLBank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focuses on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance.

The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, the Bank is not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of any such actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System of any such actions. For discussion of the related risks, see Item 1A. Risk Factors.

Advisory Bulletin Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the Bank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Relatedly, the Bank continues to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. The Bank also continues to monitor the status of certain climate-related state laws to assess their possible impacts on the Bank.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. While the Bank’s recent enhancement to its credit risk framework, as previously disclosed in the Bank’s June 30, 2024 Form 10-Q, already reflects much of the guidance set forth in the advisory bulletin, the Bank continues to evaluate whether the advisory bulletin will require any further enhancements to its member credit risk management policies and procedures. Additionally, the Bank continues to evaluate the extent to which this advisory bulletin will impact members’ eligibility to borrow from the Bank or reduce access to the Bank’s advances, which, in turn, could negatively impact the Bank’s financial condition, results of operations, and business operation.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. The Bank has reviewed this rule and related advisory bulletins and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

Under applicable law, the Bank is permitted to invest in Enterprise unsecured debt in an amount of up to 100% of its regulatory capital, which consists of Class B stock, Class A stock, if any, retained earnings, and mandatorily redeemable capital stock. However, the amount in which the Bank is permitted to invest in such debt could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises’ conservatorships. Further, the resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, the Bank’s opportunities to purchase mortgage loans or the profitability from its investments in mortgage loans could be reduced. In addition, the ultimate resolution of their conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for the Bank.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions would result in significant changes to the nomination, election, and retention of the Bank’s board of directors if adopted as proposed. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to consider the effect that the proposed rule could have on it.

Financial Condition

Table 2.1Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2024	December 31, 2023	dollar amount	percentage
Assets
Cash and due from banks	$26,141	$48,198	$(22,057)	(45.76)%
Interest-bearing deposits	2,770,000	1,945,000	825,000	42.42
Securities purchased under agreements to resell	10,895,000	7,820,000	3,075,000	39.32
Federal funds sold	9,415,000	9,640,000	(225,000)	(2.33)
Trading securities	7,237,940	5,886,421	1,351,519	22.96
Equity Investments	95,422	91,879	3,543	3.86
Available-for-sale securities	9,987,284	9,106,743	880,541	9.67
Held-to-maturity securities	10,865,935	11,869,328	(1,003,393)	(8.45)
Advances	105,838,238	108,890,128	(3,051,890)	(2.80)
Mortgage loans held-for-portfolio	2,345,395	2,179,766	165,629	7.60
Accrued interest receivable	571,199	581,608	(10,409)	(1.79)
Premises, software, and equipment	78,966	74,043	4,923	6.65
Operating lease right-of-use assets	49,550	54,862	(5,312)	(9.68)
Finance lease right-of-use assets	2,003	2,317	(314)	(13.55)
Derivative assets	97,344	125,202	(27,858)	(22.25)
Other assets	24,531	17,704	6,827	38.56
Total assets	$160,299,948	$158,333,199	$1,966,749	1.24%

Liabilities
Deposits
Interest-bearing demand	$2,415,356	$3,472,477	$(1,057,121)	(30.44)%
Non-interest-bearing demand	14,028	9,376	4,652	49.62
Total deposits	2,429,384	3,481,853	(1,052,469)	(30.23)

Consolidated obligations
Bonds	80,552,135	97,569,062	(17,016,927)	(17.44)
Discount notes	67,858,939	47,906,908	19,952,031	41.65
Total consolidated obligations	148,411,074	145,475,970	2,935,104	2.02

Mandatorily redeemable capital stock	4,509	7,219	(2,710)	(37.54)

Accrued interest payable	604,267	716,021	(111,754)	(15.61)
Affordable Housing Program	231,447	187,027	44,420	23.75
Derivative liabilities	13,357	12,409	948	7.64
Other liabilities	133,503	138,658	(5,155)	(3.72)
Operating lease liabilities	60,853	67,021	(6,168)	(9.20)
Finance lease liabilities	2,025	2,320	(295)	(12.72)
Total liabilities	151,890,419	150,088,498	1,801,921	1.20
Capital	8,409,529	8,244,701	164,828	2.00
Total liabilities and capital	$160,299,948	$158,333,199	$1,966,749	1.24%

Balance Sheet overview December 31, 2024 and December 31, 2023

Total assets increased to $160.3 billion at December 31, 2024, from $158.3 billion at December 31, 2023, an increase of $2.0 billion, or 1.2%.

Cash at banks was $26.1 million at December 31, 2024, compared to $48.2 million at December 31, 2023.

Money market investments increased $3.8 billion at December 31, 2024 to $23.1 billion, as compared to $19.3 billion at December 31, 2023. We continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $19.4 billion and $17.3 billion in 2024 and 2023, respectively. Resale agreements averaged $4.8 billion and $4.9 billion in 2024 and 2023, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $2.8 billion and $1.9 billion at December 31, 2024 and December 31, 2023, respectively.

Advances — Par balances decreased at December 31, 2024 to $106.5 billion, compared to $109.8 billion at December 31, 2023. Short-term fixed-rate advances increased by 21.0% to $15.8 billion at December 31, 2024, up from $13.0 billion at December 31, 2023. ARC advances, which are adjustable-rate borrowings, decreased by 7.4% to $33.0 billion at December 31, 2024, compared to $35.7 billion at December 31, 2023.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-maturity. Our investment profile consists almost exclusively of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $343.0 million at December 31, 2024 and $396.1 million at December 31, 2023. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $8.3 billion at December 31, 2024 and $7.5 billion at December 31, 2023. We acquired $1.0 billion (par) of fixed-rate GSE-issued MBS in the 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.3 billion at December 31, 2024 and $1.2 billion at December 31, 2023.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $10.7 billion at December 31, 2024 and $11.7 billion at December 31, 2023. We acquired $0.3 billion (par) of floating-rate GSE-issued MBS in 2024.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at December 31, 2024 and December 31, 2023.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2024 and December 31, 2023, trading investments were $7.2 billion and $5.9 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $95.4 million at December 31, 2024 and $91.9 million at December 31, 2023.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset Program. Unpaid principal balance of MPF loans stood at $1.6 billion at December 31, 2024, a decrease of $143.5 million from the balance at December 31, 2023. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $745.5 million at December 31, 2024, an increase of $303.4 million from the balance at December 31, 2023. Paydowns for the total portfolio for twelve months ended December 31, 2024 were $187.4 million compared to $165.7 million for the same period in 2023. Acquisitions for the twelve months ended December 31, 2024 were $356.9 million compared to $245.8 million for the same period in 2023. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With interest rates remaining high, refinancing and home sales have declined, resulting in fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our mortgage loan portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2024 were lower than December 31, 2023. Allowance for credit losses decreased to $3.1 million at December 31, 2024 compared to $3.3 million at December 31, 2023.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.5 billion at December 31, 2024 compared to $8.4 billion at December 31, 2023. Required risk-based capital was $1.0 billion at December 31, 2024 compared to $1.4 billion at December 31, 2023. To support $160.3 billion of total assets at December 31, 2024, the minimum required total capital was $6.4 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.5 billion, exceeding required total capital by $2.1 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2024, balance sheet leverage (based on U.S. GAAP) was 19.1 times shareholders’ equity compared to 19.2 times at December 31, 2023. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2024 included $27.5 million as demand cash balances at the FRBNY, $20.3 billion in short-term and overnight investments in the federal funds and resale agreements, and $8.7 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable.

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

Carrying values of advances outstanding were $105.8 billion at December 31, 2024 and $108.9 billion at December 31, 2023. Carrying values included cumulative hedging basis adjustment losses of $0.7 billion at December 31, 2024 and $0.9 billion at December 31, 2023.

Table 3.1Advance Trends

Member demand for advance products

Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’ businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses.

Our regulator, the Federal Housing Finance Agency, has a tangible capital requirement for members that differs from their primary regulators’ definition. If a member has negative tangible capital, primarily as a result of negative fair value marks on investment securities held as ‘Available for Sale’ due to a rise in interest rates, the Bank is not permitted to extend a new advance, unless the member’s appropriate federal banking agency or state insurance regulator requests in writing that the Bank make such advance. Further, advance renewals to this member would be limited to a maximum term of 30 days; the 30-day renewals may continue unless we are directed in writing by the member’s primary regulator to stop. At this time, only a few of our members may not be meeting the FHFA’s tangible capital requirements. While this issue is not viewed as a material risk to the Bank, it is possible that the Bank may lose some advance business to other liquidity providers in cases where FHFA tangible capital violations occur or appear imminent. The Bank’s business reputation with its members and our reputation as a reliable provider of liquidity with our members’ primary regulators may also be harmed. The Bank continues to monitor this situation, including the impact of rising interest rates on our members’ tangible capital and any future actions that the regulators may take.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2Advances by Product Type

	December 31, 2024		December 31, 2023
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$33,022,000	30.99%	$35,663,390	32.49%
Fixed Rate Advances	52,283,871	49.08	53,024,265	48.29
Short-Term Advances	15,789,348	14.82	13,049,894	11.89
Mortgage Matched Advances	385,448	0.36	421,544	0.38
Overnight & Line of Credit (OLOC) Advances	2,657,287	2.49	4,516,962	4.11
All other categories	2,411,645	2.26	3,119,096	2.84
Total par value	106,549,599	100.00%	109,795,151	100.00%
Advance discounts	(11,117)		(7,878)
Hedge valuation basis adjustments	(700,244)		(897,145)
Total	$105,838,238		$108,890,128

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

The following table summarizes pledged collateral (in thousands):

Table 3.3Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
December 31, 2024	$106,549,599	$20,755,380	$127,304,979	$363,403,141	$70,196,673	$433,599,814
December 31, 2023	$109,795,151	$20,939,733	$130,734,884	$358,853,921	$70,552,994	$429,406,915
(a)	The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)	Par value.
(c)	Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)	Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 3.4Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
December 31, 2024	$71,702,496	$361,897,318	$433,599,814
December 31, 2023	$71,812,944	$357,593,971	$429,406,915

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5Advances by Interest-Rate Payment Terms

	December 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$72,670,599	68.20%	$73,209,674	66.68%
Variable-rate (b)	33,879,000	31.80	36,585,390	33.32
Overdrawn demand deposit accounts	—	—	87	—
Total par value	106,549,599	100.00%	109,795,151	100.00%
Advance discounts	(11,117)		(7,878)
Hedge valuation basis adjustments	(700,244)		(897,145)
Total	$105,838,238		$108,890,128
(a)	Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2024, with only 2.9% of advances in the remaining maturity bucket of greater than 5 years (6.4% at December 31, 2023). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 3.6Advances by Redemption Term

	December 31, 2024		December 31, 2023		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$45,365,357	42.58%	$42,366,512	38.59%	$2,998,845	7.08%
Due after 1 year through 3 years	15,485,706	14.53	13,976,570	12.72	1,509,136	10.80
Due after 3 years through 5 years	8,074,063	7.58	9,536,618	8.69	(1,462,555)	(15.34)
Due after 5 years through 15 years	1,782,025	1.67	4,386,479	4.00	(2,604,454)	(59.37)
Thereafter	—	—	—	—	—	NM
Total principal amount	70,707,151	66.36	70,266,179	64.00	440,972	0.63

Fixed-rate, putable
Due in 1 year or less	—	—	—	—	—	NM
Due after 1 year through 3 years	738,000	0.69	181,450	0.17	556,550	306.72
Due after 3 years through 5 years	507,000	0.48	738,000	0.67	(231,000)	(31.30)
Due after 5 years through 15 years	333,000	0.31	1,602,500	1.46	(1,269,500)	(79.22)
Thereafter	—	—	—	—	—	NM
Total principal amount	1,578,000	1.48	2,521,950	2.30	(943,950)	(37.43)

Variable-rate
Due in 1 year or less	23,139,000	21.72	22,845,390	20.81	293,610	1.29
Due after 1 year through 3 years	7,740,000	7.26	8,727,000	7.95	(987,000)	(11.31)
Due after 3 years through 5 years	2,000,000	1.88	4,013,000	3.65	(2,013,000)	(50.16)
Due after 5 years through 15 years	1,000,000	0.94	1,000,000	0.91	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	33,879,000	31.80	36,585,390	33.32	(2,706,390)	(7.40)

Other (a)
Due in 1 year or less	75,840	0.07	76,940	0.07	(1,100)	(1.43)
Due after 1 year through 3 years	150,500	0.14	145,209	0.13	5,291	3.64
Due after 3 years through 5 years	156,875	0.15	195,459	0.18	(38,584)	(19.74)
Due after 5 years through 15 years	2,233	—	3,731	—	(1,498)	(40.15)
Thereafter	—	—	206	—	(206)	(100.00)
Total principal amount	385,448	0.36	421,545	0.38	(36,097)	(8.56)

Overdrawn and overnight deposit accounts	—	—	87	—	(87)	(100.00)

Total principal amount advances	106,549,599	100.00%	109,795,151	100.00%	(3,245,552)	(2.96)%
Other adjustments, net (b)	(711,361)		(905,023)		193,662

Total advances	$105,838,238		$108,890,128		$(3,051,890)
(a)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(b)	Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 3.7Hedged Advances by Type

Par Amount	December 31, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullets (a)	$50,683,456	$49,092,527
Fixed-rate putable (b)	1,578,000	2,521,950
Fixed-rate with embedded cap	—	—
Total qualifying hedges	$52,261,456	$51,614,477

Aggregate par amount of advances hedged (c)	$55,474,669	$53,922,377
Fair value basis (hedging adjustments)	$(700,244)	$(897,145)
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)	Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate.
(c)	Represents par values of advances in ASC 815 hedge relationships. Amounts do not include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).

Economic hedges of floating-rate advances — From time to time, we issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2024 and December 31, 2023, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 3.8Putable and Callable Advances

	Advances
Par Amount	December 31, 2024	December 31, 2023
Putable (a)	$1,578,000	$2,521,950
No-longer putable/callable	$22,000	$—
(a)	Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 4.1Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2024	2023	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,297,431	$1,228,238	$69,193	5.63%
Held-to-maturity securities, at carrying value, net	159,100	166,062	(6,962)	(4.19)
Total HFA securities	1,456,531	1,394,300	62,231	4.46

Trading securities (b)	7,237,940	5,886,421	1,351,519	22.96
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	8,689,853	7,878,505	811,348	10.30
Held-to-maturity securities, at carrying value, net (c)	10,706,835	11,703,266	(996,431)	(8.51)
Total MBS securities	19,396,688	19,581,771	(185,083)	(0.95)

Equity investments in Grantor trusts (d)	95,422	91,879	3,543	3.86
Interest-bearing deposits	2,770,000	1,945,000	825,000	42.42
Securities purchased under agreements to resell	10,895,000	7,820,000	3,075,000	39.32
Federal funds sold	9,415,000	9,640,000	(225,000)	(2.33)

Total Investments	$51,266,581	$46,359,371	$4,907,210	10.59%
(a)	State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were purchases of $75.0 million of AFS State and local housing finance agency bonds for the twelve months ending December 31, 2024. Payments from HTM portfolio were $7.0 million and payments from the AFS portfolio were $6.5 million.
(b)	Trading securities comprised of U.S. Treasury securities at December 31, 2024 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired $2.0 billion par of U.S. Treasury securities in 2024.
(c)	AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
(d)	Funds in the grantor trusts are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 4.2Investment Debt Securities Issuer Concentration

	December 31, 2024			December 31, 2023
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$1,998,068	$1,987,125	23.76%	$2,261,695	$2,242,039	27.43%
Freddie Mac	17,366,261	17,086,112	206.51	17,276,218	16,967,872	209.54
Ginnie Mae	5,796	5,796	0.07	6,563	6,563	0.08
All Others - PLMBS	26,563	30,293	0.32	37,295	40,199	0.45
Non-MBS, net (b)	1,456,531	1,447,232	17.32	1,394,300	1,381,971	16.91
Total Investment Debt Securities	$20,853,219	$20,556,558	247.98%	$20,976,071	$20,638,644	254.41%

Categorized as:

Available-for-Sale Securities	$9,987,284	$9,987,284		$9,106,743	$9,106,743

Held-to-Maturity Securities, net	$10,865,935	$10,569,274		$11,869,328	$11,531,901

(a)Carrying values include fair values for AFS securities.

(b)Non-MBS — Includes Housing finance agency bonds.

(c)Excludes Trading portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 4.3External Rating of the Held-to-Maturity Portfolio

	December 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$10,681,180	$16,627	$985	$7,929	$10,706,835
State and local housing finance agency obligations	—	159,100	—	—	—	159,100
Total Long-term securities	$114	$10,840,280	$16,627	$985	$7,929	$10,865,935

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$11,666,992	$25,831	$224	$10,105	$11,703,266
State and local housing finance agency obligations	—	166,062	—	—	—	166,062
Total Long-term securities	$114	$11,833,054	$25,831	$224	$10,105	$11,869,328

See footnotes (a) and (b) under Table 4.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4External Rating of the Available-for-Sale Portfolio

	December 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$8,689,853	$—	$—	$—	$8,689,853
State and local housing finance agency obligations	161,979	1,135,452	—	—	—	1,297,431
Total Long-term securities	$161,979	$9,825,305	$—	$—	$—	$9,987,284

	December 31, 2023
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$7,878,505	$—	$—	$—	$7,878,505
State and local housing finance agency obligations	168,025	1,060,213	—	—	—	1,228,238
Total Long-term securities	$168,025	$8,938,718	$—	$—	$—	$9,106,743

Footnotes to Table 4.3 and Table 4.4.

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)	We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 4.5Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2024		December 31, 2023
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$707,129	3.06%	$536,177	3.32%
Due after one year through five years	7,838,114	3.43	6,791,088	3.71
Due after five years through ten years	7,888,662	3.59	9,144,239	3.39
Due after ten years	3,129,019	4.77	3,318,297	5.35
Total Mortgage-backed securities	$19,562,924	3.70%	$19,789,801	3.83%

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

Table 4.6Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	December 31, 2024	December 31, 2023
Current face value of hedged CMBS	$7,742,462	$6,720,604
Partial-term hedge face value of hedged CMBS	$6,980,000	$6,040,000
Cumulative basis adjustment gains (losses) (a)	$(634,699)	$(505,344)
Interest rate swap contracts (par)	$6,980,000	$6,040,000
(a)	Cumulative basis adjustment gains (losses) at December 31, 2024 includes immaterial balances of unamortized basis as a result of a hedge de-designation.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $10.9 billion at December 31, 2024 and $7.8 billion at December 31, 2023. Resale agreements averaged $4.8 billion and $4.9 billion in 2024 and 2023, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.4 billion at December 31, 2024 and $9.6 billion at December 31, 2023 and averaged $19.4 billion and $17.3 billion in 2024 and 2023, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.7Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2024		December 31, 2023		Year ended December 31, 2024		Year ended December 31, 2023
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at
Counterparties	Rating	Rating	Rating	Rating	Balance	period end	Balance	period end
Australia	AA-	AA2	AA-	AA3 to AA2	$2,328,743	$2,435,000	$2,178,384	$2,120,000
Austria	A+	A1	A+	A1	1,323,975	—	1,266,712	—
Canada	A+ to AA-	A2 to AA2	A to AA-	A3 to AA2	5,631,434	3,685,000	4,674,477	4,420,000
Finland	AA-	AA3	AA-	AA3	1,594,932	745,000	1,638,699	1,250,000
France	A to A+	A1	A to A+	A1 to AA3	2,054,593	1,645,000	1,851,110	1,350,000
Germany	A	A1	A	A1	20,902	155,000	32,794	—
Netherlands	A+	AA2	A+	AA2	1,022,869	750,000	897,630	500,000
Norway	AA-	AA2	AA-	AA2	1,141,612	—	733,562	—
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	2,432,787	—	1,384,027	—
Switzerland	N/A	N/A	N/A	N/A	—	—	—	—
UK	A+	A1	A+	A1	1,267,842	—	1,283,712	—

Subtotal					18,819,689	9,415,000	15,941,107	9,640,000

USA	BBB+ to AA-	BAA1 to AA1	BBB+ to AA-	BAA1 to AA2	618,579	—	1,341,871	—
Total					$19,438,268	$9,415,000	$17,282,978	$9,640,000
(a)	Average investment in federal funds sold has typically been greater than the period-end balance as counterparties have less demand at year-end than during the year.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.8Trading Securities

	Trading Securities
	December 31, 2024	December 31, 2023
Par value	$7,620,925	$6,325,925
Amortized cost	$7,475,474	$6,148,424
Carrying/Fair value	$7,237,940	$5,886,421

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 4.9Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading Securities
	December 31, 2024	December 31, 2023
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$7,620,925	$6,325,925
Par amounts of interest rate swaps	$7,577,594	$6,325,925

(a)Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.3 billion at December 31, 2024, an increase of $159.9 million (net of acquisitions and paydowns) from the balance at December 31, 2023. Mortgage loan balances increased due to an increase in acquisitions. During 2024, the Bank purchased $356.9 million of mortgage loans from members and paydowns were $187.4 million. Mortgage loans were investments in MPF and MAP. Serious delinquencies at December 31, 2024 were lower than December 31, 2023. Allowance for credit losses was $3.1 million at December 31, 2024 and $3.3 million at December 31, 2023.

Mortgage Asset Program — The MAP program is a residential housing finance program in which the FHLBNY funds or purchases loans originated by members or affiliates. The FHLBNY offers the MAP as a secondary market outlet for its Participating Financial Institution members to fund mortgages and be competitive in offering fixed-rate mortgage loan products.

Mortgage Partnership Finance Program — We invested in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institution (PFI). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming, conventional, and government insured i.e., insured or guaranteed by the FHA, the Department of Veterans Affairs (VA) or the Rural Housing Service of the Department of Agriculture (RHS), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans. The FHLBank of Chicago (MPF Provider) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Finance Agency regulations define the acquisition of Acquired Member Assets (AMA) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.1Mortgage Loans by Conventional and Insured Loans

	December 31, 2024	December 31, 2023
Federal Housing Administration and Veteran Administration insured loans	$117,689	$127,147
Conventional loans	2,230,760	2,055,920
Allowance for credit losses on mortgage loans	(3,054)	(3,301)
Total mortgage loans held-for-portfolio, net (a)	$2,345,395	$2,179,766
(a)	Includes MAP portfolio balance of $760.6 million as of December 31, 2024 and $449.2 million as of December 31, 2023 which were not included in this table previously.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 5.2Geographic Concentration of Mortgage Loans

	December 31, 2024		December 31, 2023
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	71.2%	64.5%	72.7%	67.1%

Table 5.3Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	December 31, 2024
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$190,533	8.25%
Teachers Federal Credit Union	157,597	6.82
OceanFirst Bank	135,235	5.85
The Lyons National Bank	128,751	5.57
Flagstar Bank, N.A.	127,288	5.51
All Others	1,570,830	68.00

Total (b)	$2,310,234	100.00%

	December 31, 2023
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union	$174,018	8.09%
Teachers Federal Credit Union	168,031	7.81
Watertown Savings Bank	127,205	5.92
Citizens Bank, N.A.(a)	119,874	5.57
Manasquan Bank	115,181	5.36
All Others	1,446,071	67.25

Total(b)	$2,150,380	100.00%
(a)	FHLBNY member Investors Bank merged into a non-member institution, Citizens Bank, N.A., on April 7, 2022. As a result, Investors Bank is no longer a member of the FHLBNY.
(b)	Includes MPF unpaid principal balances of $1.6 billion as of December 31, 2024 and $1.7 billion as of December 31, 2023 and MAP unpaid principal balances of $0.7 billion as of December 31, 2024 and $0.4 billion as of December 31, 2023.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $148.4 billion and $145.5 billion at December 31, 2024 and December 31, 2023, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds was $80.6 billion (par, $81.1 billion) at December 31, 2024, compared to $97.6 billion (par, $98.6 billion) at December 31, 2023. The carrying value of Consolidated obligation discount notes outstanding was $67.9 billion at December 31, 2024 and $47.9 billion at December 31, 2023.

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

From time to time, we hedge CO discount notes under ASC 815 fair value accounting; additionally, certain discount notes are also hedged under ASC 815 cash flow accounting hedge. Certain discount notes were elected under the FVO. As a result of accounting elections, carrying values of discount notes may include valuation basis adjustments. For more information about valuation basis adjustments on discount notes, see Table 6.7 Discount Notes Outstanding. Also, see financial statements, Note 17. Derivatives and Hedging Activities.

Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations. Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S&P. Any rating actions on the U.S. Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lockstep with any U.S. sovereign rating action.

Joint and Several Liability — Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks. For more information, see financial statements, Note 19. Commitments and Contingencies.

SOFR CO Bonds — The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $32.2 billion at December 31, 2024 and $26.3 billion at December 31, 2023.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 6.1CO Bonds by Type

	December 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$24,815,835	30.61%	$33,066,960	33.52%
Fixed-rate, callable	21,611,130	26.66	35,735,130	36.23
Step Up, callable	2,357,000	2.91	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	25,000	0.03	200,000	0.20
Single-index floating rate	32,209,000	39.73	26,118,500	26.48
Total par value	81,069,965	100.00%	98,645,590	100.00%

Bond premiums	61,456		81,218
Bond discounts	(21,289)		(24,665)
Hedge valuation basis adjustments (a)	(605,481)		(1,126,343)
Hedge basis adjustments on de-designated hedges (b)	100,019		106,686
FVO (c) - valuation adjustments and accrued interest	(52,535)		(113,424)
Total Consolidated obligation bonds	$80,552,135		$97,569,062

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.6 billion at December 31, 2024 and $1.1 billion at December 31, 2023. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 6.2CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2024	December 31, 2023
Qualifying hedges
Fixed-rate bullet bonds	$15,580,510	$19,960,020
Fixed-rate callable bonds	23,483,130	37,173,130
	$39,063,640	$57,133,150

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 6.3CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2024	December 31, 2023
Bonds designated under FVO	$1,756,650	$3,893,965

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

Economic hedges of CO bonds — From time to time, we issue floating-rate debt indexed to a benchmark rate (Federal Funds-OIS or SOFR-OIS) and may then execute interest rate swaps that would synthetically convert the cash flows to the desired floating-rate funding indexed to another benchmark to meet our asset/liability funding strategies. The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 6.4Economic Hedges of CO Bonds (a) (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2024	December 31, 2023
Bonds designated as economically hedged
Fixed-rate bonds (b)	$335,000	$1,460,000
(a)	At December 31, 2024 and December 31, 2023, there were no basis swaps outstanding.
(b)	Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5CO Bonds — Maturity or Next Call Date

	December 31, 2024		December 31, 2023
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Year of maturity or next call date
Due or callable in one year or less	$53,491,890	65.98%	$77,561,045	78.63%
Due or callable after one year through two years	16,630,140	20.51	9,312,850	9.44
Due or callable after two years through three years	4,866,470	6.00	5,131,155	5.20
Due or callable after three years through four years	3,113,065	3.84	1,676,385	1.70
Due or callable after four years through five years	1,099,550	1.36	2,450,705	2.48
Thereafter	1,868,850	2.31	2,513,450	2.55
Total par value	$81,069,965	100.00%	$98,645,590	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 6.6Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2024	December 31, 2023
Callable	$24,045,130	$39,460,130
Non-Callable	$57,024,835	$59,185,460

CO Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7Discount Notes Outstanding

	December 31, 2024	December 31, 2023
Par value	$68,467,860	$48,657,920
Amortized cost	$67,856,014	$47,914,413
Hedge value basis adjustments (a)	2,987	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(62)	(142)
Total Consolidated obligation discount notes	$67,858,939	$47,906,908
Weighted average interest rate	4.45%	5.17%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $56.3 billion and $43.4 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2024 and December 31, 2023, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 6.8Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2024	December 31, 2023
Discount notes hedged under qualifying hedge	$56,322,043	$43,431,306

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.9Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2024	December 31, 2023
Discount notes designated as economic hedges (a)	$1,175,790	$886,789
(a)	Represents CO discount notes that were de-designated; unamortized hedge basis adjustments.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.10Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2024	December 31, 2023
Discount notes hedged under qualifying hedge (a)	$1,518,000	$1,608,000
(a)	Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 8 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2025.

Table 6.11FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2024	February 28, 2025	AA+/A-1+	Stable/Affirmed	February 28, 2025	AAA/P-1	Negative/Affirmed
2023	February 29, 2024	AA+/A-1+	Stable/Affirmed	February 29, 2024	AAA/P-1	Negative/Affirmed
2022	February 28, 2023	AA+/A-1+	Stable/Affirmed	February 28, 2023	AAA/P-1	Stable/Affirmed

Accrued interest payable

Accrued interest payable — Amounts outstanding were $604.3 million at December 31, 2024 and $716.0 million at December 31, 2023. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $133.5 million at December 31, 2024 and $138.7 million at December 31, 2023. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1Stockholders’ Capital

	December 31, 2024	December 31, 2023
Capital Stock (a)	$6,014,414	$6,049,570
Unrestricted retained earnings (b)	1,286,317	1,276,583
Restricted retained earnings (c)	1,208,776	1,061,081
Accumulated Other Comprehensive Income (Loss)	(99,978)	(142,533)
Total Capital	$8,409,529	$8,244,701
(a)	Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)	Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement (Capital Agreement).
(c)	Restricted retained earnings — Restricted retained earnings balance at December 31, 2024 has grown to $1.2 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at December 31, 2024 was $1.5 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.2 billion at December 31, 2024. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 7.2Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2024	December 31, 2023
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$(569)	$(763)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(800,336)	(713,284)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	634,699	505,344
Net Cash flow hedging gains (losses) (c)	68,579	75,201
Employee supplemental retirement plans (d)	(2,351)	(9,031)
Total Accumulated other comprehensive income (loss)	$(99,978)	$(142,533)
(a)	Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.
(b)	Net market value unrealized losses of $800.3 million at December 31, 2024 and net unrealized losses of $713.3 million at December 31, 2023, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as AFS. At December 31, 2024, net unrealized gains of $634.7 million includes immaterial balances of unamortized basis as a result of a hedge de-designation and net unrealized gains of $505.3 million at December 31, 2023, represent changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.
(c)	Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 7.3AOCI Roll forward due to ASC 815 Hedging Programs

	December 31, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	(8,033)	—	634,699
Amount reclassified	—	1,170	—
Fair Value - closed contract	—	241	—
Ending balance	$68,440	$139	$1,140,043

Notional amount of swaps outstanding	$1,518,000	$—	$6,980,000

	December 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(26,995)	805	(69,760)
Amount reclassified	—	1,248	—
Fair Value - closed contract	—	(2,057)	—
Ending balance	$76,473	$(1,272)	$505,344

Notional amount of swaps outstanding	$1,608,000	$—	$6,040,000

	December 31, 2022
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory Hedge
	Program	Program	AFS Securities
Beginning balance	$(94,601)	$(6,898)	$30,667
Changes in fair values (a)	198,069	(805)	544,437
Amount reclassified	—	1,190	—
Fair Value - closed contract	—	5,245	—
Ending balance	$103,468	$(1,268)	$575,104

Notional amount of swaps outstanding	$1,608,000	$54,005	$4,263,000
(a)	Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 7.4Dividends Paid and Payout Ratios

	Twelve months ended
	December 31,	December 31,
	2024	2023
Cash dividends paid per share	$9.50	$8.31
Dividends paid (a)(c)	$581,047	$509,434
Pay-out ratio (b)	78.68%	67.82%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2024 and December 31, 2023:

Table 8.1Derivative Hedging Strategies — Advances

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$50,683	$49,092
		Economic	$3,213	$2,308
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$1,578	$2,522

Table 8.2Derivative Hedging Strategies — Investments

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$6,980	$6,040
		Economic	$7,578	$6,326

Table 8.3Derivative Hedging Strategies — Consolidated Obligation Bonds

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$15,581	$19,960
		Economic	$1,757	$4,579
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$23,483	$37,173
		Economic	$335	$775

Table 8.4Derivative Hedging Strategies — Consolidated Obligation Discount Notes

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$56,322	$43,431
		Economic	$1,176	$887
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest-rate sensitivity.	Cash Flow	$1,518	$1,608

Table 8.5Derivative Hedging Strategies — Balance Sheet

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$5,810	$9,760
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$5,815	$9,760
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$150	$150

Table 8.6Derivative Hedging Strategies — Intermediation

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Pay-fixed, receive-float interest rate swap, and receive-fixed, pay-float interest rate swap	To offset interest-rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Economic	$—	$36

Table 8.7Derivative Hedging Strategies — Stand-Alone

			December 31, 2024	December 31, 2023
		Hedge	Notional Amount	Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Designation	(in millions)	(in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$29	$19

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 8.8Derivatives Counterparty Credit Ratings

	December 31, 2024
		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$252,000	$1,485	$(1,450)	$35	$—	$35
Single A asset (c)	3,461,437	3,941	75,200	79,141	(69,065)	10,076
Cleared derivatives assets (d)	141,305,161	14,362	—	14,362	771,684	786,046
	145,018,598	19,788	73,750	93,538	702,619	796,157
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	6,171,500	(80,993)	81,990	997	—	997
Triple B liability (c)	4,115,000	(32,571)	35,380	2,809	—	2,809
Cleared derivatives liability (d)	811,657	—	—	—	31,285	31,285
	11,098,157	(113,564)	117,370	3,806	31,285	35,091

Total derivative positions with non-member counterparties to which the Bank had credit exposure	156,116,755	(93,776)	191,120	97,344	733,904	831,248
Delivery commitments
Derivative position with delivery commitments	28,672	—	—	—	—	—
Total derivative position with members	28,672	—	—	—	—	—
Total	$156,145,427	$(93,776)	$191,120	$97,344	$733,904	$831,248
Derivative positions without credit exposure	25,861,630
Total notional	$182,007,057

	December 31, 2023
		Net Derivatives
		Fair Value	Cash Collateral		Non-Cash Collateral	Net Credit
		Before	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$154,557	$7,954	$(7,910)	$44	$—	$44
Cleared derivatives assets (d)	135,237,220	15,183	—	15,183	768,486	783,669
	135,391,777	23,137	(7,910)	15,227	768,486	783,713
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	12,902,000	(57,380)	167,200	109,820	(96,036)	13,784
Cleared derivatives liability (d)	820,145	—	—	—	26,362	26,362
	13,722,145	(57,380)	167,200	109,820	(69,674)	40,146
Total derivative positions with non-member counterparties to which the Bank had credit exposure	149,113,922	(34,243)	159,290	125,047	698,812	823,859
Delivery commitments
Derivative position with delivery commitments	19,277	155	—	155	(155)	—
Total derivative position with members	19,277	155	—	155	(155)	—
Total	$149,133,199	$(34,088)	$159,290	$125,202	$698,657	$823,859
Derivative positions without credit exposure	45,293,590
Total notional	$194,426,789
(a)	When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)	Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)	NRSRO Ratings.
(d)	On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $803.0 million and $794.8 million in marketable securities as collateral at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023 we did not pledge cash as collateral.

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

Liquidity Management

We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost ready liquidity to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act, an Advisory Bulletin and policies developed by management and approved by our Board of Directors. Our policies are designed to support the Bank’s ability to provide prompt, on-demand liquidity to our members without the immediate need to access the Consolidated obligation debt markets.

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

Table 9.1Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2024	$2,495	$101,743	$99,248
September 30, 2024	2,321	106,213	103,892
June 30, 2024	2,477	105,527	103,050
March 31, 2024	2,713	105,547	102,834
December 31, 2023	3,325	97,683	94,358

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2024	$13,283	$46,165	$32,882
September 30, 2024	11,823	47,820	35,997
June 30, 2024	13,530	45,928	32,398
March 31, 2024	17,106	48,313	31,207
December 31, 2023	17,595	44,202	26,607

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2024	$3,107	$41,186	$38,079
September 30, 2024	3,194	43,027	39,833
June 30, 2024	2,552	42,439	39,887
March 31, 2024	2,372	46,494	44,122
December 31, 2023	1,560	43,257	41,697

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

Cash flows

Cash and due from banks was $26.1 million at December 31, 2024 and $48.2 million at December 31, 2023. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $1.1 billion in net cash inflows in the twelve months ended December 31, 2024, compared to net cash inflows of $0.6 billion in 2023. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $738.5 million in the twelve months ended December 31, 2024 and $751.1 million in 2023; (b) Net cash inflows from Derivatives and hedging activities were $39.5 million in the twelve months ended December 31, 2024, compared to net cash outflows of $425.9 million in 2023; and (c) Negative adjustments to operating cash flows of $26.0 million to recognize unrealized valuation gains on U.S. Treasury securities at December 31, 2024, compared to negative adjustments of $110.5 million to recognize unrealized valuation gains on U.S. Treasury securities in 2023.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $1.5 billion in net cash outflows in the twelve months ended December 31, 2024 compared to $0.9 billion in net cash inflows in 2023. In the twelve months ended December 31, 2024, we acquired $2.0 billion in Treasury securities compared to $1.5 billion in 2023. We did not make any repayments from Treasury securities in twelve months ended December 31, 2024 compared to $2.6 billion in 2023. Net cash inflows from Securities purchased under agreements to resell were net cash outflows of $3.1 billion in the twelve months ended December 31, 2024 compared to net cash outflows of $3.6 billion in 2023.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash inflows of $0.3 billion in the twelve months ended December 31, 2024 compared to net cash outflows of $1.5 billion in 2023.

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

Table 9.4FHFA MBS Limits

	December 31, 2024		December 31, 2023
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	237%	300%	242%	300%

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

Table 9.5Core Mission Achievement

	December 31, 2024	December 31, 2023
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$110,300,605	$111,727,623
Mortgage Loans	2,218,785	2,106,517
Total Primary Mission Assets	$112,519,390	$113,834,140
Total Consolidated Obligations	$156,808,355	$153,201,022
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$5,861,144	$5,191,477

Core Mission Achievement Ratio	75%	77%
Target Ratio	70%	70%
(a)	The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.

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

Information Security and Business Continuity. The Bank has an Information Security Department that is responsible for the policy, procedures, reviews, education, and management of the information security program. The Bank also has a department that is responsible for the overall business continuity program, which includes training, testing, coordination, and continual updates. Information security and the protection of confidential customer data, and business continuity are priorities for the FHLBNY, and we have implemented processes that will help secure confidential data and continuity of operations. The information security program is reviewed and enhanced periodically to address emerging threats to data integrity and cyberattacks. The business continuity program includes annual testing of our capabilities. Results of business continuity testing and information security are routinely presented to senior management of the FHLBNY and its Board of Directors.

The FHLBNY’s Information Technology group maintains and regularly reviews controls to ensure that technology assets are well managed and secure from unauthorized access and in accordance with approved policies and procedures.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2024, 2023 and 2022. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of net income (in thousands):

Table 10.1Principal Components of Net Income

	Years ended December 31,
	2024	2023	2022
Total interest income	$8,918,611	$8,400,387	$2,758,182
Total interest expense	7,931,830	7,405,050	2,124,455
Net interest income before provision for credit losses	986,781	995,337	633,727
Provision (Reversal) for credit losses	(212)	1,695	(226)
Net interest income after provision for credit losses	986,993	993,642	633,953
Total other income (loss)	112,645	77,079	29,049
Total other expenses	279,043	236,059	199,109
Income before assessments	820,595	834,662	463,893
Affordable Housing Program Assessments	82,119	83,531	46,517
Net income	$738,476	$751,131	$417,376

Net Income — 2024 Compared to 2023

Net income — For the FHLBNY, net income is net interest income, minus Provision (Reversal) for credit losses, plus other income (loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for 2024 was $738.5 million, a decrease of $12.6 million, or 1.7% compared to 2023. Summarized below are the primary components of our net income:

Net interest income — The 2024 net interest income was $986.8 million, a decrease of $8.5 million, or 0.9% compared to 2023. Net interest spread was 30 basis points for 2024 compared to 33 basis points in 2023. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

●	Provision (Reversal) for credit losses for 2024 was a reversal of $0.2 million and compared to a provision of $1.7 million for 2023.

Other income (loss) — Other income (loss) reported a gain of $112.6 million in the 2024 compared to a gain of $77.1 million in the 2023.

●	Service fees and other were $21.5 million in the 2024 compared to $21.2 million reported in 2023. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation losses of $72.3 million in 2024 compared to net losses of $99.2 million in 2023. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 10.8 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $127.6 million in Other income in 2024, compared to net gains of $30.9 million in 2023. For more information, see Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value gains of $26.0 million in 2024 compared to net fair value gains of $110.5 million in 2023.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $9.6 million in 2024 compared to net gains of $12.1 million in 2023.
●	Gains (losses) from extinguishment of debt reported de minimis gains from debt transfers (par amount $5.8 billion) to other FHLB in 2024.

Other expenses were $279.0 million in 2024 compared to $236.1 million in 2023. Other expenses are primarily operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and voluntary contributions.

●	Operating expenses were $95.6 million in 2024, up from $85.1 million in 2023 primarily due to investments in technology.
●	Compensation and benefits expenses were $114.7 million in 2024 compared to $102.6 million in 2023 due to increase in headcount.
●	Voluntary contributions were $38.0 million in 2024 compared to $20.9 million in 2023 for various housing programs, grants, charitable contributions, and a voluntary contribution to AHP. These voluntary contributions are in excess of the Bank’s statutory requirement. The increase was primarily driven by an increase in voluntary contributions of $17.2 million in 2024. The FHLBNY committed to contribute an additional 5% of 2023 pre-assessment net income as voluntary contributions during 2024.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $22.5 million in 2024 compared to $20.4 million in 2023.
●	Other expenses were $8.2 million in the 2024, slightly up from $7.2 million in 2023.

Affordable Housing Program Assessments (AHP) allocated from net income were $82.1 million in 2024 compared to $83.5 million in 2023. Assessments are calculated as a percentage of net income, and changes in allocations were in tandem with changes in net income.

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

Affordable Housing Program Assessments (AHP) allocated from net income were $82.1 million in 2024 compared to $83.5 million in 2023. Assessments are calculated as a percentage of net income, and changes in allocations were in tandem with changes in net income.

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

The following table summarizes net interest income (dollars in thousands):

Table 10.2Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2024	2023	2022	2024	2023
Total interest income (a)	$8,918,611	$8,400,387	$2,758,182	6.17%	204.56%
Total interest expense (a)	7,931,830	7,405,050	2,124,455	7.11	248.56
Net interest income before provision for credit losses	$986,781	$995,337	$633,727	(0.86)%	57.06%

(a)Total Interest Income and Total Interest Expense — See Tables 10.6 and 10.7 and accompanying discussions

2024 net interest income, before loan loss provisions, was $986.8 million, a decrease of $8.5 million, or 0.9% from 2023. Higher market interest rates and continued large earning asset balances contributed to strong net interest income. Yield on assets increased to 5.34% for 2024 from 5.14% in 2023 while the funding cost increased to 5.04% for 2024 from 4.81% in 2023. Net interest spread decreased to 30 basis points in 2024 compared to 33 basis points in 2023. Net interest margin, a measure of margin efficiency, which is calculated as net interest income divided by average earning assets, was 59 basis points in 2024, compared to 61 basis points in 2023. Prepayment fees of $4.2 million were recorded in net interest income in 2024 compared to $2.2 million in 2023.

Members’ demand for advances continues to remain stable throughout 2024 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions. Market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, increased to $8.6 billion in 2024, up from $8.4 billion in 2023.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $25.2 million in 2024 compared to net income of $60.7 million in 2023. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

Table 10.3Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Years ended December 31,
	2024	2023	2022
Interest income	$7,893,389	$7,185,271	$2,605,537
Fair value hedging effects	4,468	(1,915)	18,073
Amortization of basis adjustment	110	(21)	(321)
Interest rate swap accruals	1,020,644	1,217,052	134,893
Reported interest income	8,918,611	8,400,387	2,758,182

Interest expense	6,941,141	6,257,159	1,868,771
Fair value hedging effects	(3,847)	(6,196)	(18,747)
Amortization of basis adjustment	(919)	(2,245)	(6,667)
Interest rate swap accruals	995,455	1,156,332	281,098
Reported interest expense	7,931,830	7,405,050	2,124,455
Net interest income	$986,781	$995,337	$633,727
Net interest adjustment - interest rate swaps	$34,533	$67,225	$(103,039)

Spread and Yield Analysis — 2024, 2023 and 2022

Table 10.4Spread and Yield Analysis

	Years ended December 31,
	2024			2023			2022
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$109,419,454	$6,165,285	5.63%	$110,230,082	$5,988,659	5.43%	$82,747,277	$1,915,358	2.31%
Interest bearing deposits and others	3,449,617	182,832	5.30	3,926,579	202,359	5.15	2,364,070	51,848	2.19
Securities purchased under agreements to resell	4,776,724	250,479	5.24	4,935,400	248,042	5.03	74,016	2,542	3.43
Federal funds sold	19,438,268	1,016,419	5.23	17,282,978	883,122	5.11	11,645,770	200,548	1.72
Investments
Trading securities	6,308,712	195,660	3.10	5,538,693	134,753	2.43	7,430,460	93,581	1.26
Mortgage-backed securities
Fixed	14,739,325	635,084	4.31	14,010,157	574,067	4.10	12,459,354	346,307	2.78
Floating	5,091,713	306,984	6.03	3,920,919	224,383	5.72	2,559,997	52,741	2.06
State and local housing finance agency obligations	1,405,557	84,366	6.00	1,302,094	75,022	5.76	1,235,338	29,197	2.36
Mortgage loans held-for-portfolio	2,251,218	81,502	3.62	2,136,356	69,908	3.27	2,187,999	65,832	3.01
Loans to other FHLBanks	—	—	NM	1,397	72	5.15	13,712	228	1.67

Total interest-earning assets	$166,880,588	$8,918,611	5.34%	$163,284,655	$8,400,387	5.14%	$122,717,993	$2,758,182	2.25%

Funded By:
Consolidated obligation bonds
Fixed	$58,429,239	$2,801,974	4.80%	$61,981,421	$2,861,730	4.62	$51,312,595	$963,681	1.88%
Floating	36,201,267	1,926,358	5.32	39,198,805	1,997,282	5.10	13,450,285	332,023	2.47
Consolidated obligation discount notes	60,382,598	3,076,599	5.10	49,698,715	2,414,738	4.86	48,685,391	812,455	1.67
Interest-bearing deposits and other borrowings	2,501,674	126,304	5.05	3,059,900	130,647	4.27	1,033,065	15,018	1.45
Mandatorily redeemable capital stock	6,262	595	9.50	7,210	653	9.06	22,738	1,278	5.62

Total interest-bearing liabilities	157,521,040	7,931,830	5.04%	153,946,051	7,405,050	4.81%	114,504,074	2,124,455	1.86%

Other non-interest-bearing funds	753,922	—		928,803	—		1,274,126	—
Capital	8,605,626	—		8,409,801	—		6,939,793	—

Total Funding	$166,880,588	$7,931,830		$163,284,655	$7,405,050		$122,717,993	$2,124,455

Net Interest Income/Spread		$986,781	0.30%		$995,337	0.33%		$633,727	0.39%

Net Interest Margin
(Net interest income/Earning Assets)			0.59%			0.61%			0.52%

NM — Not meaningful.

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2024, 2023 and 2022

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related , but rather attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and the rate change (in thousands):

Table 10.5Rate and Volume Analysis

	For the years ended
	December 31, 2024 vs. December 31, 2023
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(44,311)	$220,937	$176,626
Interest bearing deposits and others	(25,147)	5,620	(19,527)
Securities purchased under agreements to resell	(8,122)	10,559	2,437
Federal funds sold	112,294	21,003	133,297
Investments
Trading securities	20,463	40,444	60,907
Mortgage-backed securities
Fixed	30,652	30,365	61,017
Floating	70,043	12,558	82,601
State and local housing finance agency obligations	6,124	3,220	9,344
Mortgage loans held-for-portfolio	3,893	7,701	11,594
Loans to other FHLBanks	(36)	(36)	(72)

Total interest income	165,853	352,371	518,224

Interest Expense
Consolidated obligation bonds
Fixed	(167,792)	108,036	(59,756)
Floating	(157,020)	86,096	(70,924)
Consolidated obligation discount notes	539,701	122,160	661,861
Deposits and borrowings	(26,728)	22,385	(4,343)
Mandatorily redeemable capital stock	(89)	31	(58)

Total interest expense	188,072	338,708	526,780

Changes in Net Interest Income	$(22,219)	$13,663	$(8,556)

	For the years ended
	December 31, 2023 vs. December 31, 2022
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$805,641	$3,267,660	$4,073,301
Interest bearing deposits and others	49,473	101,038	150,511
Securities purchased under agreements to resell	243,780	1,720	245,500
Federal funds sold	134,788	547,786	682,574
Investments
Trading securities	(28,589)	69,761	41,172
Mortgage-backed securities
Fixed	47,354	180,406	227,760
Floating	39,511	132,131	171,642
State and local housing finance agency obligations	1,660	44,165	45,825
Mortgage loans held-for-portfolio	(1,583)	5,659	4,076
Loans to other FHLBanks	(334)	178	(156)

Total interest income	1,291,701	4,350,504	5,642,205

Interest Expense
Consolidated obligation bonds
Fixed	236,829	1,661,220	1,898,049
Floating	1,070,321	594,938	1,665,259
Consolidated obligation discount notes	17,258	1,585,025	1,602,283
Deposits and borrowings	58,185	57,444	115,629
Mandatorily redeemable capital stock	(1,154)	529	(625)

Total interest expense	1,381,439	3,899,156	5,280,595

Changes in Net Interest Income	$(89,738)	$451,348	$361,610

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.6Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2024	2023	2022	2024	2023
Interest Income
Advances	$6,165,285	$5,988,659	$1,915,358	2.95%	212.67%
Interest-bearing deposits	182,832	202,359	51,848	(9.65)	290.29
Securities purchased under agreements to resell	250,479	248,042	2,542	0.98	NM
Federal funds sold	1,016,419	883,122	200,548	15.09	340.35
Trading securities	195,660	134,753	93,581	45.20	44.00
Mortgage-backed securities
Fixed	635,084	574,067	346,307	10.63	65.77
Floating	306,984	224,383	52,741	36.81	325.44
State and local housing finance agency obligations	84,366	75,022	29,197	12.46	156.95
Mortgage loans held-for-portfolio	81,502	69,908	65,832	16.58	6.19
Loans to other FHLBanks	—	72	228	(100.00)	(68.42)

Total interest income	$8,918,611	$8,400,387	$2,758,182	6.17%	204.56%

NM — Not meaningful.

Interest Income

Interest income in 2024 was $8.9 billion, an increase of $0.5 billion, or 6.2% compared to 2023. To provide context, interest expense increased by 7.1% compared to 2023.

For 2024 compared to 2023, the increase in interest revenue was due to a volume-related increase of $0.2 billion and a rate-related increase of $0.4 billion. In successive 2024 quarters, we have reported $2.3 billion for first quarter revenue, $2.3 billion for second quarter revenue, $2.3 billion for third quarter revenue and $2.0 billion for fourth quarter revenue.

Aggregate yield on earning assets in 2024 was 534 basis points, compared to 514 basis points in 2023.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances increased by $0.2 billion or 3.0% in 2024. Advances average balances were $109.4 billion in 2024 compared to $110.2 billion in the 2023. Total advances to members decreased by $3.1 billion or 2.8% to $105.8 billion at December 31, 2024. We ended the year of 2024 with par advances at $106.5 billion.

As compared to 2023, a favorable impact of $176.6 million on interest income on advances was driven from higher market rates resulted in a favorable impact of $220.9 million. In summary, increasing market interest rates positively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to higher rates. Advances yielded 563 basis points in the 2024, up from 543 basis points in 2023. Prepayment fees recorded in Interest income from advances were $4.2 million in the 2024, up from $2.2 million in 2023.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Higher interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to increase in market yields in 2024 compared to 2023. Interest income from federal funds sold was $1.0 billion, up from $0.9 billion. Federal funds sold yielded 523 basis points in aggregate in 2024, compared to 511 basis points in 2023. Interest income from securities purchased under agreement to resell was $250.5 million, up from $248.0 million. Securities purchased under agreement to resell yielded 524 basis points in aggregate in 2024, compared to 503 basis points in 2023. Interest income from fixed-rate U.S. Treasury securities was $195.7 million in 2024, up from $134.8 million in 2023 due to increased interest rates; yields increased to 310 basis points, compared to 243 basis points in 2023. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

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

Mortgage-backed-securities

Interest income from floating-rate MBS increased by $82.6 million or 36.8% in compared to 2023 due primarily to higher volume. We will seek to purchase GSE-issued floating-rate SOFR-indexed MBS at appropriate risk-return levels.

Interest income from fixed-rate MBS increased by $61.0 million or 10.6% in 2024 compared to 2023 due to an increase in invested balances and higher aggregate yield, which was 431 basis points in 2024, up from 410 basis points in 2023. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $14.7 billion in 2024, compared to $14.0 billion in 2023.

In 2024, our purchases were fixed-rate commercial mortgage-backed securities (CMBS) and floating-rate residential mortgage-backed securities (RMBS). We utilized the swap market to synthetically create variable-rate cash flows indexed to SOFR and Federal funds for a portion of our fixed-rate portfolio applying ASC 815 fair value accounting hedge treatment. The impact to interest income from changes in the ASC 815 hedging recorded a net gain of $162.5 million in 2024, compared to a net gain of $140.0 million in 2023.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $81.5 million in 2024, compared to $69.9 million in 2023. Investment volume has increased, with acquisitions exceeding paydowns. MPF loans are primarily 15- and 30-year conventional loans. The portfolio averaged $2.3 billion, yielding 362 basis points in 2024, compared to 327 basis points in 2023. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $4.1 million in 2024, compared to net amortization of $3.6 million in 2023. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program in late March 2021. At December 31, 2024, mortgage loans under MAP were $745.5 million (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.7Interest Expense — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2024	2023	2022	2024	2023
Interest Expense
Consolidated obligations bonds
Fixed	$2,801,974	$2,861,730	$963,681	(2.09)%	196.96%
Floating	1,926,358	1,997,282	332,023	(3.55)	501.55
Consolidated obligations discount notes	3,076,599	2,414,738	812,455	27.41	197.21
Deposits	125,362	128,252	13,765	(2.25)	831.73
Mandatorily redeemable capital stock	595	653	1,278	(8.88)	(48.90)
Cash collateral held and other borrowings	942	2,395	1,253	(60.67)	91.14

Total interest expense	$7,931,830	$7,405,050	$2,124,455	7.11%	248.56%

Interest expense for the 2024 was $7.9 billion, an increase of 7.1% compared to the 2023. (As noted elsewhere in this document, interest income increased by 6.2% compared to the 2023).

The increase in interest expense was driven by higher average balances in short-term Consolidated obligations outstanding and higher market interest rates in 2024.

Rate-related increase in funding expense was $338.7 million. Volume-related increase in funding expense was $188.1 million in the 2024 compared to the 2023. Aggregate yield paid on total funding in 2024 was 504 basis points, compared to 481 basis points in 2023.

We continue to make changes to our liability composition as compared to 2023. In the 2024, 35.0% of average total interest-earning assets were funded by fixed-rate CO bonds and 21.7% were funded by floating-rate CO bonds. In 2023, fixed-rate CO bonds funded 38.0% of average total interest-earning assets and floating-rate CO bonds funded 24.0% of average total interest-earning assets. The usage of CO discount notes has increased to 36.2% in 2024 from 30.4% in 2023.

Hedging strategies under ASC 815 have remained effective and are operating as designed. For more information, see Table 10.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2024, 2023, and 2022

Allowance for credit losses recorded on mortgage loans in the Statement of Condition was $3.1 million at December 31, 2024, $3.3 million at December 31, 2023, and $1.9 million at December 31, 2022. Allowance for credit losses recorded on investments was $0.1 million at December 31, 2024, $0.6 million at December 31, 2023, and $0.3 million at December 31, 2022. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2024, 2023 and 2022

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 10.8Other Income (Loss)

	Years ended December 31,
	2024	2023	2022
Other income (loss)
Service fees and other (a)	$21,512	$21,182	$17,336
Instruments held under the fair value option gains (losses) (b)	(72,258)	(99,223)	206,998
Derivative gains (losses) (c)	127,644	30,852	181,959
Trading securities gains (losses) (d)	26,049	110,501	(363,973)
Equity investments gains (losses) (e)	9,644	12,143	(15,374)
Litigation settlement	—	1,624	2,202
Gains (losses) from extinguishment of debt	54	—	(99)
Total other income (loss)	$112,645	$77,079	$29,049
(a)	Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $18.8 million in 2024 compared to $17.3 million in 2023 and $15.8 million in 2022. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)	FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-K.
(c)	See Table 10.10 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	See Table 10.9 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
(e)	Fair value gains (losses) on Equity investments — The grantor trusts invest in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trusts are owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 10.9Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Years ended December 31,
	2024	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$24,470	$110,974	$(359,146)
Net gains (losses) on trading securities sold/matured during the period	1,579	(473)	(4,827)
Net gains (losses) on trading securities	$26,049	$110,501	$(363,973)

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $7.6 billion at December 31, 2024 and $6.3 billion at December 31, 2023.

Other income (loss) — Derivatives and Hedging Activities — 2024, 2023 and 2022

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

The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):

Table 10.10Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(13,589)	$(109,594)	$356,638
Caps or floors	(147)	(804)	294
Mortgage delivery commitments	(257)	(1,552)	(1,404)
Swaps economically hedging instruments designated under FVO (b)	69,876	94,311	(203,226)
Accrued interest on derivatives in economic hedging relationships (c)	71,076	43,475	29,737
Net gains (losses) related to derivatives not designated as hedging instruments	$126,959	$25,836	$182,039
Price alignment interest paid on variation margin	685	5,016	(80)
Net gains (losses) on derivatives and hedging activities	$127,644	$30,852	$181,959

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value losses of $17.1 million and $116.3 million in 2024 and 2023, compared to fair value gains of $366.8 million in 2022. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)	Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2024, 2023 and 2022

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.11Operating Expenses, and Compensation and Benefits

	Years ended December 31,
		Percentage of		Percentage of		Percentage of
	2024	Total	2023	Total	2022	Total
Operating Expenses (a)
Compensation & Benefits	$114,708	41.11%	$102,578	43.45%	$94,282	47.35%
Occupancy	12,064	4.33	11,905	5.04	11,384	5.72
Depreciation	14,548	5.21	15,643	6.63	14,940	7.50
Contractual and Computer Service Agreement	52,184	18.70	41,653	17.65	33,880	17.02
Professional Fees	851	0.30	172	0.07	905	0.45
Other Operating Expenses (b)	15,917	5.70	15,717	6.66	12,915	6.49
Total Operating Expenses	210,272	75.35	187,668	79.50	168,306	84.53
Voluntary Contributions	38,027	13.63	20,850	8.83	3,087	1.55
Finance Agency and Office of Finance (c)	22,502	8.06	20,352	8.62	21,068	10.58
Other Expenses (d)	8,242	2.96	7,189	3.05	6,648	3.34
Total Operating Expenses and Others	$279,043	100.00%	$236,059	100.00%	$199,109	100.00%
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “Other Operating Expenses” included temporary workers, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category “Other Expense” included non-service elements of net periodic pension benefit costs, MPF transaction fees and derivative clearing fees.

Assessments — 2024, 2023 and 2022

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in this Form 10-K.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 11.1Affordable Housing Program Liabilities

	Years ended December 31,
	2024	2023	2022
Beginning balance	$187,027	$131,394	$137,638
Additions from current period’s assessments	82,119	83,531	46,517
Voluntary Contribution	18,100	12,663	—
Supplemental Contribution	4,770	—	—
Net disbursements for grants and programs	(60,569)	(40,561)	(52,761)
Ending balance	$231,447	$187,027	$131,394

AHP assessments allocated from net income totaled $82.1 million in 2024, $83.5 million in 2023 and $46.5 million in 2022. Assessments are calculated as a percentage of net income, and the changes in allocations were in tandem with changes in net income.

Voluntary Contributions

The Bank is statutorily required to set aside 10% of its profits to support affordable housing each year. These funds assist members in serving very low-, low- or moderate-income households. In addition to statutory AHP assessments, the Bank stated in a March 2023 public comment letter to the FHFA that we already made voluntary contributions of approximately 5% of our earnings in support of affordable housing and community investment initiatives, collectively referred to as voluntary contributions, and committed to making voluntary contributions representing 5% or more of our earnings beginning in 2024. For the year ended December 31, 2024, the Bank contributed $42.9 million to voluntary housing and community development programs. The $42.9 million commitment represents 5.1% in voluntary contributions as a percentage of 2023 pre-assessment income. In addition, we also contributed $4.8 million in a supplemental voluntary contribution to AHP for a total amount of $47.7 million in voluntary contributions.

The following tables provide a summary of the Banks voluntary contribution results for the years ended December 31, 2024 and 2023 (in thousands):

Table 12.1Voluntary Contribution Commitment and Fulfillment

	Years ended December 31,
	2024	2023
Voluntary contribution commitment	$42,926	N/A (a)
Voluntary contribution fulfillment	42,928	23,189
Excess over commitment	$2	N/A (a)

Fulfillment, as a % of prior year net income subject to assessment, as adjusted	5.14%	4.99%

Voluntary contribution fulfillment	$42,928	$23,189
Supplemental voluntary contributions to AHP (b)	4,770	—
Total voluntary contributions, including supplemental contributions to AHP assessment	$47,698	$23,189
(a)	For the year ended December 31, 2023, the Bank did not commit to making at least 5% in voluntary contributions.
(b)	Because voluntary contributions are recorded as expenses in the income statement, the contributions reduce the Bank’s net income before assessments. This, in turn, would reduce the statutory AHP assessment. As such, the Bank has committed to a “do no harm” provision by making a supplemental voluntary contribution to AHP in an amount that would restore the statutory AHP assessment to the amount it would have been if the Bank had not made the voluntary contributions.

For the year ended December 31, 2024, the total of statutory AHP assessment expense and voluntary contribution fulfillment, including the supplemental voluntary contributions to AHP, was $129.8 million.

Table 12.2Voluntary Housing and Community Investment Expenses

	Years ended December 31,
	2024	2023
Voluntary AHP expenses	$18,100	$12,663
Voluntary supplemental AHP Expenses	4,770	—
Voluntary grants and donations	9,621	8,187
Other	5,536	—
Total voluntary housing & community investment expense	$38,027	$20,850

For the years ended December 31, 2024 and 2023, the Bank expensed $38.0 million and $20.9 million, which consisted of voluntary AHP contribution expenses, supplemental voluntary AHP contribution expenses, voluntary grants and donations and other community investment and housing expenses.

Table 12.3Voluntary Contribution Fulfillment

	Years ended December 31,
	2024	2023
Voluntary contributions
Interest income	$9,671	$2,339
Non-interest expense (a)	33,257	$20,850
Voluntary contribution fulfillment	$42,928	$23,189
(a)

Excludes $4.8 million of supplemental voluntary contributions to AHP in 2024. Because voluntary contributions are recorded as expenses in the income statement, the contributions reduce the Bank’s net income before assessments. This, in turn, would reduce the statutory AHP assessment. As such, the Bank has committed to a “do no harm” provision by making a supplemental voluntary contribution to AHP in an amount that would restore the statutory AHP assessment to the amount it would have been if the Bank had not made the voluntary contributions.

Figures 12.4 and 12.5 present the composition of the Banks fulfillment of voluntary contributions, by attribute, for the years ended December 31, 2024 and 2023.

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

The desired risk profile is primarily affected by the use of interest rate exchange agreements (Swaps) which the Bank uses to match asset and liability index exposure. SOFR is the dominant index utilized by the Bank. Index matching allows for a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio including embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, liquidity risk and funding risk. These varied risks are controlled by monitoring IRR measures including repricing gaps, duration of equity (DOE), value at risk (VaR), net interest income (NII) at risk, key rate durations (KRD) and forecasted dividend rate sensitivities.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2024	0.50	0.28	0.39	1.04
September 30, 2024	0.43	0.25	0.34	0.78
June 30, 2024	0.36	0.15	0.25	0.91
March 31, 2024	0.52	0.31	0.39	1.13
December 31, 2023	0.19	(0.10)	0.01	0.88

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

One Year Re-pricing Gap
December 31, 2024	$8.989 Billion
September 30, 2024	$8.299 Billion
June 30, 2024	$8.851 Billion
March 31, 2024	$7.334 Billion
December 31, 2023	$7.212 Billion

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

	Sensitivity in the	Sensitivity in the	Sensitivity in the
	-200bps Shock	-100bps Shock	+200bps Shock
December 31, 2024	1.28%	0.96%	(1.84)%
September 30, 2024	2.18%	1.11%	(2.66)%
June 30, 2024	(2.23)%	(1.12)%	(1.04)%
March 31, 2024	0.96%	0.72%	(4.65)%
December 31, 2023	(0.07)%	0.24%	0.78%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
December 31, 2024	0.80%	0.46%	(1.46)%
September 30, 2024	0.73%	0.42%	(1.10)%
June 30, 2024	0.41%	0.26%	(1.14)%
March 31, 2024	0.62%	0.37%	(1.43)%
December 31, 2023	(0.14)%	0.00%	(0.86)%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/repricing gaps (in millions):

	Interest Rate Sensitivity
	December 31, 2024
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$24,685	$128	$424	$347	$1,331
MBS investments	5,228	652	2,858	4,044	7,410
Swaps hedging MBS	6,985	—	(50)	(1,033)	(5,902)
Adjustable-rate loans and advances	49,826	120	—	—	—
Net investments, adjustable rate loans and advances	86,724	900	3,232	3,359	2,839

Liquidity trading portfolio	—	2,364	2,780	2,332	—
Swaps hedging investments	7,578	(2,352)	(2,851)	(2,375)	—
Net liquidity trading portfolio	7,578	13	(71)	(43)	—

Fixed-rate loans and advances	25,743	4,215	16,526	8,336	1,784
Swaps hedging fixed-rate advances	30,076	(3,983)	(16,187)	(8,129)	(1,778)
Net fixed-rate loans and advances	55,819	232	339	207	7
Total interest-earning assets	$150,120	$1,145	$3,500	$3,522	$2,846

Interest-bearing liabilities:
Deposits	$2,415	$—	$—	$—	$—
Discount notes	64,535	3,321	—	—	—
Swaps hedging discount notes	1,684	(3,051)	782	418	167
Net discount notes	66,219	270	782	418	167

Consolidated Obligation Bonds
FHLBank bonds	46,598	4,562	20,229	6,373	3,454
Swaps hedging bonds	26,366	(4,156)	(17,764)	(2,724)	(1,722)
Net FHLBank bonds	72,964	407	2,465	3,650	1,732
Total interest-bearing liabilities	$141,598	$677	$3,247	$4,068	$1,899
Post hedge gaps (a):
Periodic gap	$8,522	$468	$253	$(545)	$947
Cumulative gaps	$8,522	$8,990	$9,243	$8,698	$9,645

	Interest Rate Sensitivity
	December 31, 2023
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$20,941	$124	$423	$323	$1,208
MBS investments	5,429	663	2,399	3,436	8,373
Swaps hedging MBS	6,040	—	(50)	(610)	(5,380)
Adjustable-rate loans and advances	36,586	—	—	—	—
Net investments, adjustable rate loans and advances	68,996	787	2,772	3,149	4,201

Liquidity trading portfolio	—	247	3,253	2,409	240
Swaps hedging investments	6,326	(250)	(3,355)	(2,471)	(250)
Net liquidity trading portfolio	6,326	(3)	(102)	(62)	(10)

Fixed-rate loans and advances	35,468	6,923	14,208	10,617	5,993
Swaps hedging fixed-rate advances	36,137	(6,112)	(13,689)	(10,351)	(5,985)
Net fixed-rate loans and advances	71,605	811	519	266	8
Total interest-earning assets	$146,927	$1,595	$3,189	$3,353	$4,199

Interest-bearing liabilities:
Deposits	$3,472	$—	$—	$—	$—
Discount notes	40,281	7,634	—	—	—
Swaps hedging discount notes	5,470	(6,988)	550	801	167
Net discount notes	45,751	646	550	801	167

Consolidated Obligation Bonds
FHLBank bonds	44,716	18,298	23,340	8,744	3,718
Swaps hedging bonds	45,844	(17,417)	(21,094)	(5,441)	(1,892)
Net FHLBank bonds	90,560	881	2,246	3,303	1,826
Total interest-bearing liabilities	$139,783	$1,527	$2,796	$4,104	$1,993
Post hedge gaps (a):
Periodic gap	$7,144	$68	$393	$(751)	$2,206
Cumulative gaps	$7,144	$7,212	$7,605	$6,854	$9,060
(a)	Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2024, the Bank’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 17 and 18 to the financial statements, the Company uses derivatives to manage its interest rate exposure. The total notional amount of derivatives as of December 31, 2024 was $182 billion, of which 86% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $97 million and $13 million, respectively. The fair values of interest-rate derivatives and hedged items are primarily estimated using a discounted cash-flow model. The discounted cash-flow model uses market observable inputs such as interest rate curves, volatility, and, if applicable, prepayment assumptions.

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

March 21, 2025

We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks (Note 3)	$26,141	$48,198
Interest-bearing deposits (Note 4)	2,770,000	1,945,000
Securities purchased under agreements to resell (Note 4)	10,895,000	7,820,000
Federal funds sold (Note 4)	9,415,000	9,640,000
Trading securities (Note 5) (Includes $802,969 pledged as collateral at December 31, 2024 and $794,848 at December 31, 2023)	7,237,940	5,886,421
Equity Investments (Note 6)	95,422	91,879
Available-for-sale securities, amortized cost of $10,152,921 at December 31, 2024 and $9,314,683 at December 31, 2023 (Note 7)	9,987,284	9,106,743
Held-to-maturity securities, net of allowance for credit losses of $649 at December 31, 2024 and $612 at December 31, 2023 (Note 8) (Includes $2,144 pledged as collateral at December 31, 2024 and $4,763 at December 31, 2023)	10,865,935	11,869,328
Advances (Note 9) (Includes $0 at December 31, 2024 and December 31, 2023 at fair value under the fair value option)	105,838,238	108,890,128
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,054 at December 31, 2024 and $3,301 at December 31, 2023 (Note 10)	2,345,395	2,179,766
Accrued interest receivable	571,199	581,608
Premises, software, and equipment	78,966	74,043
Operating lease right-of-use assets (Note 19)	49,550	54,862
Finance lease right-of-use asset (Note 19)	2,003	2,317
Derivative assets (Note 17)	97,344	125,202
Other assets	24,531	17,704

Total assets	$160,299,948	$158,333,199

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,415,356	$3,472,477
Non-interest-bearing demand	14,028	9,376

Total deposits	2,429,384	3,481,853

Consolidated obligations, net (Note 12)
Bonds (Includes $1,704,115 at December 31, 2024 and $3,780,541 at December 31, 2023 at fair value under the fair value option)	80,552,135	97,569,062
Discount notes	67,858,939	47,906,908

Total consolidated obligations	148,411,074	145,475,970

Mandatorily redeemable capital stock (Note 14)	4,509	7,219

Accrued interest payable	604,267	716,021
Affordable Housing Program (Note 13)	231,447	187,027
Derivative liabilities (Note 17)	13,357	12,409
Other liabilities	133,503	138,658
Operating lease liabilities (Note 19)	60,853	67,021
Finance lease liabilities (Note 19)	2,025	2,320

Total liabilities	151,890,419	150,088,498

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
60,144 at December 31, 2024 and 60,496 at December 31, 2023	6,014,414	6,049,570
Retained earnings
Unrestricted	1,286,317	1,276,583
Restricted (Note 14)	1,208,776	1,061,081
Total retained earnings	2,495,093	2,337,664
Total accumulated other comprehensive income (loss)	(99,978)	(142,533)

Total capital	8,409,529	8,244,701

Total liabilities and capital	$160,299,948	$158,333,199

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
Interest income
Advances, net (Note 9)	$6,165,285	$5,988,659	$1,915,358
Interest-bearing deposits (Note 4)	182,832	202,359	51,848
Securities purchased under agreements to resell (Note 4)	250,479	248,042	2,542
Federal funds sold (Note 4)	1,016,419	883,122	200,548
Trading securities (Note 5)	195,660	134,753	93,581
Available-for-sale securities (Note 7)	518,508	438,091	172,350
Held-to-maturity securities (Note 8)	507,926	435,381	255,895
Mortgage loans held-for-portfolio (Note 10)	81,502	69,908	65,832
Loans to other FHLBanks (Note 20)	—	72	228

Total interest income	8,918,611	8,400,387	2,758,182

Interest expense
Consolidated obligation bonds (Note 12)	4,728,332	4,859,012	1,295,704
Consolidated obligation discount notes (Note 12)	3,076,599	2,414,738	812,455
Deposits (Note 11)	125,362	128,252	13,765
Mandatorily redeemable capital stock (Note 14)	595	653	1,278
Cash collateral held and other borrowings	942	2,395	1,253

Total interest expense	7,931,830	7,405,050	2,124,455

Net interest income before provision for credit losses	986,781	995,337	633,727

Provision (Reversal) for credit losses	(212)	1,695	(226)

Net interest income after provision for credit losses	986,993	993,642	633,953

Other income (loss)
Service fees and other	21,512	21,182	17,336
Instruments held under the fair value option gains (losses) (Note 18)	(72,258)	(99,223)	206,998
Derivative gains (losses) (Note 17)	127,644	30,852	181,959
Trading securities gains (losses) (Note 5)	26,049	110,501	(363,973)
Equity investments gains (losses) (Note 6)	9,644	12,143	(15,374)
Litigation settlement	—	1,624	2,202
Gains (losses) from extinguishment of debt	54	—	(99)

Total other income (loss)	112,645	77,079	29,049

Other expenses
Operating	95,564	85,090	74,024
Compensation and benefits	114,708	102,578	94,282
Voluntary Contributions (Note 13)	38,027	20,850	3,087
Finance Agency and Office of Finance	22,502	20,352	21,068
Other expenses	8,242	7,189	6,648
Total other expenses	279,043	236,059	199,109

Income before assessments	820,595	834,662	463,893

Affordable Housing Program Assessments (Note 13)	82,119	83,531	46,517

Net income	$738,476	$751,131	$417,376

Basic earnings per share (Note 15)	$12.01	$12.15	$8.40

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2024, 2023 and 2022

	Years ended December 31,
	2024	2023	2022
Net Income	$738,476	$751,131	$417,376
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(87,052)	95,488	(933,942)
Net change in non-credit portion on held-to-maturity securities	194	235	588
Net change due to hedging activities
Cash flow hedges (a)	(6,622)	(26,999)	203,699
Fair value hedges (b)	129,355	(69,760)	544,437
Total net change due to hedging activities	122,733	(96,759)	748,136
Net change in pension and postretirement benefits	6,680	(5,212)	34,830
Total other comprehensive income (loss)	42,555	(6,248)	(150,388)
Total comprehensive income (loss)	$781,031	$744,883	$266,988
(a)	Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)	Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2024, 2023, and 2022

						Accumulated
	Capital Stock(a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2021	45,008	$4,500,785	$1,103,585	$827,380	$1,930,965	$14,103	$6,445,853

Proceeds from issuance of capital stock	92,629	9,262,880	—	—	—	—	9,262,880
Repurchase/redemption of capital stock	(71,144)	(7,114,335)	—	—	—	—	(7,114,335)
Shares reclassified to mandatorily redeemable capital stock	(2,616)	(261,629)	—	—	—	—	(261,629)
Cash dividends ($5.34 per share) on capital stock	—	—	(252,374)	—	(252,374)	—	(252,374)
Comprehensive income (loss)	—	—	333,901	83,475	417,376	(150,388)	266,988

Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383

Proceeds from issuance of capital stock	100,163	10,016,311	—	—	—	—	10,016,311
Repurchase/redemption of capital stock	(102,997)	(10,299,783)	—	—	—	—	(10,299,783)
Shares reclassified to mandatorily redeemable capital stock	(547)	(54,659)	—	—	—	—	(54,659)
Cash dividends ($8.31 per share) on capital stock	—	—	(509,434)	—	(509,434)	—	(509,434)
Comprehensive income (loss)	—	—	600,905	150,226	751,131	(6,248)	744,883

Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701

Proceeds from issuance of capital stock	49,846	4,984,625	—	—	—	—	4,984,625
Repurchase/redemption of capital stock	(50,198)	(5,019,781)	—	—	—	—	(5,019,781)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($9.50 per share) on capital stock	—	—	(581,047)	—	(581,047)	—	(581,047)
Comprehensive income (loss)	—	—	590,781	147,695	738,476	42,555	781,031

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2024, 2023, and 2022

	Twelve months ended December 31,
	2024	2023	2022
Operating activities

Net Income	$738,476	$751,131	$417,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	260,618	145,929	532,604
Concessions on consolidated obligations	3,026	3,012	2,477
Premises, software, and equipment	10,310	18,301	17,559
Provision (Reversal) for credit losses	(212)	1,695	(226)
Change in net fair value adjustments on derivatives and hedging activities (a)	39,549	(425,851)	1,307,010
Net realized and unrealized (gains) losses on trading securities	(26,049)	(110,501)	363,973
Change in fair value on Equity Investments	(1,098)	(9,863)	17,877
Change in fair value adjustments on financial instruments held at fair value	72,258	99,223	(206,998)
Losses (gains) from extinguishment of debt	(54)	—	99
Net change in:
Accrued interest receivable	10,024	(141,139)	(326,660)
Derivative assets due to accrued interest	(124,242)	(791,958)	(915,033)
Derivative liabilities due to accrued interest	248,801	633,114	856,991
Other assets	(6,829)	1,085	1,759
Affordable Housing Program liability	44,979	55,633	(6,244)
Accrued interest payable	(111,754)	345,565	243,466
Other liabilities	(9,541)	2,319	(24,457)
Total adjustments	409,786	(173,436)	1,864,197
Net cash provided by (used in) operating activities	$1,148,262	$577,695	$2,281,573

Investing activities
Net change in:
Interest-bearing deposits	$(495,420)	$541,450	$(1,846,444)
Securities purchased under agreements to resell	(3,075,000)	(3,575,000)	(3,045,000)
Federal funds sold	225,000	(170,000)	(2,240,000)
Deposits with other FHLBanks	(176)	(6)	(55)
Premises, software, and equipment	(14,918)	(14,595)	(11,454)
Trading securities:
Purchased	(1,983,617)	(1,531,743)	(4,846,833)
Repayments	—	2,625,000	2,305,000
Proceeds from sales	731,375	399,516	794,624
Equity Investments:
Purchased	(9,733)	(3,945)	(8,887)
Proceeds from sales	7,287	3,683	5,380
Available-for-sale securities:
Purchased	(1,104,380)	(2,023,145)	(1,841,924)
Repayments	137,169	99,041	354,719
Held-to-maturity securities:
Purchased	(319,053)	(3,339,372)	(1,534,285)
Repayments	1,326,709	829,432	1,504,148
Advances:
Principal collected	732,184,717	1,540,021,679	1,041,776,112
Made	(728,939,164)	(1,532,886,977)	(1,087,490,800)
Mortgage loans held-for-portfolio:
Principal collected	187,445	165,742	285,238
Purchased	(356,926)	(245,817)	(79,215)
Proceeds from sales of REO	316	589	804
Net cash provided by (used in) investing activities	$(1,498,369)	$895,532	$(55,918,872)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2024, 2023, and 2022

	Twelve months ended December 31,
	2024	2023	2022
Financing activities
Net change in:
Deposits and other borrowings	$(1,054,079)	$2,451,856	$(317,949)
Derivative contracts with financing element	280	(1,972)	2,973
Payments on principal portion of finance lease obligation	(295)	(36)	—
Consolidated obligation bonds:
Proceeds from issuance	71,059,743	111,134,018	63,289,264
Payments for maturing and early retirement	(82,815,303)	(99,993,479)	(30,247,381)
Payments on bonds transferred to other FHLBanks (b)	(5,804,946)	—	—
Consolidated obligation discount notes:
Proceeds from issuance	1,152,913,509	301,997,013	800,537,408
Payments for maturing	(1,133,351,946)	(322,137,875)	(781,258,410)
Proceeds on Discount Notes assumed from other FHLBanks (b)	—	5,942,950	—
Capital stock:
Proceeds from issuance of capital stock	4,984,625	10,016,311	9,262,880
Payments for repurchase/redemption of capital stock	(5,019,781)	(10,299,783)	(7,114,335)
Redemption of mandatorily redeemable capital stock	(2,710)	(52,018)	(259,010)
Cash dividends paid (c)	(581,047)	(509,434)	(252,374)
Net cash provided by (used in) financing activities	$328,050	$(1,452,449)	$53,643,066
Net increase (decrease) in cash and due from banks	(22,057)	20,778	5,767
Cash and due from banks at beginning of the period (d)	48,198	27,420	21,653
Cash and due from banks at end of the period (d)	$26,141	$48,198	$27,420

Supplemental disclosures:
Interest paid	$4,776,480	$4,048,813	$351,474
Interest paid for Discount Notes (e)	$2,669,410	$2,150,776	$411,213
Affordable Housing Program payments (f)	$60,569	$40,561	$52,761
Transfers of mortgage loans to real estate owned	$178	$575	$232
Capital stock subject to mandatory redemption reclassified from equity	$—	$54,659	$261,629
Interest paid for finance lease	$28	$6	$—
Noncash recognition of new lease	$—	$2,357	$—

Notes to Supplemental Disclosure:

(a)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the twelve months ended December 31, 2024, derivatives and hedging activities provided $39.5 million in cash flows; in the twelve months ended December 31, 2023, derivatives and hedging activities used $425.9 million in cash flows; in the twelve months ended December 31, 2022, derivatives and hedging activities provided $1.3 billion in cash flows.
(b)	For information about bonds transferred to other FHLBanks, discount notes assumed from other FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(e)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Notes to Financial Statements

Background

The Federal Home Loan Bank of New York is a federally chartered corporation and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are U.S. government-sponsored enterprises, organized under the authority of the Federal Home Loan Bank Act of 1932, as amended. Each FHLBank is a cooperative owned by member institutions located within a defined geographic district. The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.

Tax Status. The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments. Affordable Housing Program Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Annually, the 11 FHLBanks must allocate the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program. Additionally, the FHLBanks are permitted to make an additional contribution into the AHP to supplement their 10% regulatory requirement as noted previously.

Note 1.         Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements of the FHLBNY have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and with the instructions provided by the Securities and Exchange Commission.

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

For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2024 and 2023, see financial statements, Note 18. Fair Values of Financial Instruments.

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

The Bank’s trading portfolio is to enhance the FHLBNY’s liquidity position and is invested typically in U.S. Treasury securities and GSE-issued bonds. The securities are carried at fair value with changes in the fair value of these investments recorded in Other income. The Bank does not participate in speculative trading practices and holds these investments indefinitely as the FHLBNY periodically evaluates its liquidity needs.

Federal Home Loan Bank of New York

Notes to Financial Statements

Held-to-Maturity Securities — The FHLBNY classifies debt securities as held-to-maturity investments when it has both the ability and intent to hold them to maturity, in accordance with ASC 320, Investments—Debt Securities. These investments are recorded at amortized cost, which includes adjustments for accretion and amortization of discounts and premiums, cash collections, and fair value hedge accounting adjustments.

If a held-to-maturity security is determined to be credit impaired, the amortized cost basis of the security is adjusted for credit losses. For securities with both credit and noncredit losses, the amortized cost basis is adjusted for credit losses. The noncredit losses are recognized in Accumulated Other Comprehensive Income (AOCI), and the adjusted amortized cost basis becomes the carrying value of the impaired security as reported in the Statements of Condition. The carrying value of a held-to-maturity security that is not credit impaired is its amortized cost basis. Interest earned on such securities is included in interest income.

In accordance with ASC 320, sales of debt securities may be considered maturities for classification purposes under the following conditions: (1) the sale occurs sufficiently close to its maturity date (or call date, if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor, and changes in market interest rates would not have a significant effect on the security’s fair value, or 1 (2) the sale of a security occurs after the FHLBNY 2 has collected a substantial portion (at least 85%) of the principal outstanding at acquisition. The FHLBNY has internal policies defining “sufficiently close” and “substantial portion.

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

The FHLBNY records interest on advances to income as earned and amortizes the premium and accretes the discounts on a contractual basis to interest income using a level-yield methodology. Typically, advances are issued at par.

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

Accounting for Mortgage Loans. The FHLBNY has the intent and ability to hold these mortgage loans for the foreseeable future or until maturity or payoff and classifies mortgage loans as held-for-portfolio. Loans are reported at their principal amount outstanding, net of premiums and discounts, which is the fair value of the mortgage loan on settlement date. The FHLBNY defers premiums and discounts and uses the contractual method to amortize premiums and accrete discounts on mortgage loans. The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is doubtful, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs. Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status. The cumulative amounts of cash received and recorded as a liability was $0.5 million at December 31,2024 and $0.8 million at December 31, 2023. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90 days plus delinquent) on loans impacted by forbearance and deferral programs primarily due to COVID-19.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all mortgage loans are measured for impairment and analyzed for credit losses. Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement. Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs. It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. To the extent that the net fair value of the property (collateral) is less than the amortized cost in the loan, a loan loss allowance is recorded. FHA and VA are insured loans and are excluded from the loan-by-loan analysis. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and reserves would be based on aging, collateral value and estimated costs to recover any uninsured portion of the mortgage loan.

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

Mandatorily redeemable capital stock at December 31, 2024 and 2023 represented capital stocks held by former members.

Federal Home Loan Bank of New York

Notes to Financial Statements

Accounting Considerations under the Capital Plan — There are three triggering events that could cause the FHLBNY in its sole discretion to repurchase capital stock.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 13. Affordable Housing Program and Voluntary Contributions). The FHLBNY charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity. If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 13. Affordable Housing Program and Voluntary Contributions.

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

Consolidated Obligations

Accounting for Consolidated obligation debt. The FHLBNY reports Consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums. If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the changes in the SOFR or Federal funds effective index. The carrying value of Consolidated obligation debt elected under the FVO will be its fair value. The FHLBNY records interest paid on Consolidated obligation bonds in interest expense. The FHLBNY expenses the discounts on Consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable Consolidated bonds, also using the contractual level-yield method, over the term to maturity of the Consolidated obligation bonds.

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
Improvements to Reportable Segment Disclosures ASU 2023-07, Issued November 2023.

This guidance improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about are portable segment’s expenses.

		This guidance is effective for fiscal years beginning after December 15, 2023.	FHLBNY has adopted in fiscal year 2024. The guidance did not result in any significant changes to FHLBNY’s financial reporting.
Expense Disaggregation Disclosures ASU 2024-03, Issued November 2024.	The standards in the ASU require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	The requirement is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	We are in the process of evaluating the guidance and its effect on FHLBNY’s financial statement disclosures.

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

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $15.0 million at December 31, 2024 and December 31, 2023. There were no restricted cash balances at December 31, 2024 and December 31, 2023.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at December 31, 2024 and December 31, 2023, respectively.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $2.8 billion at December 31, 2024 and $1.9 billion at December 31, 2023 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on the analysis performed, no allowance for credit losses was recorded at December 31, 2024 and December 31, 2023. Accrued interest receivables were $0.3 million at December 31, 2024 and $0.9 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.4 billion at December 31, 2024 and $9.6 billion at December 31, 2023 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at December 31, 2024 and December 31, 2023. Accrued interest receivables were $1.1 million at December 31, 2024 and $4.3 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

Federal Home Loan Bank of New York

Notes to Financial Statements

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $10.9 billion at December 31, 2024 and $7.8 billion at December 31, 2023. The investments typically matured overnight and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY (which became a member of the FHLBNY during the second quarter 2024), acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $1.3 million at December 31, 2024 and $3.5 million at December 31, 2023, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $11.0 billion at December 31, 2024 and $8.0 billion at December 31, 2023 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $0.3 billion for 2024, $0.2 billion for 2023 and $2.5 million for 2022. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Note 5.         Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at December 31, 2024 and December 31, 2023 (in thousands):

Fair value	December 31, 2024	December 31, 2023
U.S. Treasury notes	$6,222,347	$5,886,421
U.S. Treasury bills	1,015,593	—
Total trading securities	$7,237,940	$5,886,421

The carrying values of trading securities included net unrealized fair value losses of $237.5 million at December 31, 2024 and losses of $262.0 million at December 31, 2023. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $803.0 million at December 31, 2024 and $794.8 million at December 31, 2023 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	December 31, 2024
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$1,344,273	$4,878,074	$—	$6,222,347
U.S. Treasury bills	1,015,593	—	—	1,015,593
Total trading securities	$2,359,866	$4,878,074	$—	$7,237,940
Yield on trading securities	3.97%	1.72%	—%

	December 31, 2023
	Due in one year	Due after one year	Due after five years
	or less	through five years	through ten years	Total Fair Value
U.S. Treasury notes	$247,070	$5,403,814	$235,537	$5,886,421
Total trading securities	$247,070	$5,403,814	$235,537	$5,886,421
Yield on trading securities	3.29%	1.84%	2.74%

Note 6.         Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$5,516	$—	$—	$5,516
Equity funds	35,050	21,521	(5,991)	50,580
Fixed income funds	42,840	209	(3,723)	39,326
Total Equity Investments (a)	$83,406	$21,730	$(9,714)	$95,422

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$4,510	$—	$—	$4,510
Equity funds	40,871	21,250	(6,148)	55,973
Fixed income funds	35,580	225	(4,409)	31,396
Total Equity Investments (a)	$80,961	$21,475	$(10,557)	$91,879
(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trusts.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Years ended December 31,
	2024	2023
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$1,098	$9,863
Net gains (losses) recognized during the period on equity investments sold during the period	4,334	(701)
Net dividend and other	4,212	2,981
Net gains (losses) recognized during the period	$9,644	$12,143

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.         Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	December 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,297,970	$509		$(1,048)		$1,297,431
Mortgage-backed securities
Floating
CMO	341,381	520		(1,987)		339,914
Pass Thru	2,999	69		—		3,068
Total Floating	344,380	589		(1,987)		342,982
Fixed
CMBS	9,145,270	3,116		(801,515)		8,346,871
Total Fixed	9,145,270	3,116		(801,515)		8,346,871
MBS AFS Before Hedging Adjustments	9,489,650	3,705	(a)	(803,502)	(a)	8,689,853
Hedging Basis Adjustments (b)	(634,699)	634,699		—		—
Total Available-for-sale securities (MBS)	8,854,951	638,404		(803,502)		8,689,853
Total Available-for-sale securities	$10,152,921	$638,913		$(804,550)		$9,987,284

	December 31, 2023
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
GSE and U.S. Obligations
State and local housing finance agency obligations	$1,229,440	$40		$(1,242)		$1,228,238
Mortgage-backed securities
Floating
CMO	396,803	554		(4,739)		392,618
Pass Thru	3,355	80		—		3,435
Total Floating	400,158	634		(4,739)		396,053
Fixed
CMBS	8,190,429	15,071		(723,048)		7,482,452
Total Fixed	8,190,429	15,071		(723,048)		7,482,452
MBS AFS Before Hedging Adjustments	8,590,587	15,705	(a)	(727,787)	(a)	7,878,505
Hedging Basis Adjustments (b)	(505,344)	505,344		—		—
Total Available-for-sale securities (MBS)	8,085,243	521,049		(727,787)		7,878,505
Total Available-for-sale securities	$9,314,683	$521,089		$(729,029)		$9,106,743
(a)	Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. Securities in a fair value hedging relationship at December 31, 2024 recorded $634.7 million of hedge basis losses includes immaterial balances of unamortized basis as a result of a hedge de-designation; at December 31, 2023, hedge basis losses of $505.3 million were recorded. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

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

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2024 and December 31, 2023, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2024 and December 31, 2023.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$—	$—	$2,792	$(29)	$2,792	$(29)
MBS-GSE	1,952,588	(51,358)	6,449,935	(752,115)	8,402,523	(803,473)
Total MBS Temporarily Impaired	1,952,588	(51,358)	6,452,727	(752,144)	8,405,315	(803,502)
State and local housing finance agency obligations	74,999	(1)	790,493	(1,047)	865,492	(1,048)
Total Temporarily Impaired	$2,027,587	$(51,359)	$7,243,220	$(753,191)	$9,270,807	$(804,550)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$952	$(4)	$3,068	$(68)	$4,020	$(72)
MBS-GSE	1,252,462	(22,048)	5,964,960	(705,667)	7,217,422	(727,715)
Total MBS Temporarily Impaired	1,253,414	(22,052)	5,968,028	(705,735)	7,221,442	(727,787)
State and local housing finance agency obligations	810,181	(1,159)	268,017	(83)	1,078,198	(1,242)
Total Temporarily Impaired	$2,063,595	$(23,211)	$6,236,045	$(705,818)	$8,299,640	$(729,029)

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Term

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$5,200	$5,164	$—	$—
Due after one year through five years	—	—	10,100	10,079
Due after ten years	1,292,770	1,292,267	1,219,340	1,218,159
State and local housing finance agency obligations	$1,297,970	$1,297,431	$1,229,440	$1,228,238

Mortgage-backed securities
Due in one year or less	$223,769	$222,398	$—	$—
Due after one year through five years	1,999,007	1,953,918	1,633,285	1,581,031
Due after five year through ten years	5,769,258	5,685,628	5,514,159	5,400,204
Due after ten years	862,917	827,909	937,799	897,270
Mortgage-backed securities	$8,854,951	$8,689,853	$8,085,243	$7,878,505

Total Available-for-Sale securities	$10,152,921	$9,987,284	$9,314,683	$9,106,743
(a)	The carrying value of AFS securities equals fair value.
(b)

Amortized cost is UPB after adjusting for net unamortized discounts of $24.0 million at December 31, 2024 and net unamortized discounts of $31.8 million at December 31, 2023. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$341,381	$339,914	$396,803	$392,618
Pass Thru	2,999	3,068	3,355	3,435
Total Floating	344,380	342,982	400,158	396,053
Fixed
CMBS	8,510,571	8,346,871	7,685,085	7,482,452
Total Fixed	8,510,571	8,346,871	7,685,085	7,482,452
Total Mortgage-backed securities	8,854,951	8,689,853	8,085,243	7,878,505
State and local housing finance agency obligations
Floating	1,297,970	1,297,431	1,229,440	1,228,238
Total Available-for-Sale securities	$10,152,921	$9,987,284	$9,314,683	$9,106,743

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 8.         Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	December 31, 2024
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$21,649	$—	$—	$21,649	$69	$(67)	$21,651
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,086,564	—	—	2,086,564	6,969	(10,029)	2,083,504
Commercial Mortgage-Backed Securities (b)	8,572,059	—	—	8,572,059	2,167	(290,201)	8,284,025
Non-GSE MBS (c)	27,701	(569)	(569)	26,563	3,968	(237)	30,294
Total MBS	10,707,973	(569)	(569)	10,706,835	13,173	(300,534)	10,419,474

Other
State and local housing finance agency obligations	159,180	(80)	—	159,100	—	(9,300)	149,800
Total Held-to-Maturity securities	$10,867,153	$(649)	$(569)	$10,865,935	$13,173	$(309,834)	$10,569,274

	December 31, 2023
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$26,237	$—	$—	$26,237	$457	$—	$26,694
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,182,189	—	—	2,182,189	7,971	(16,117)	2,174,043
Commercial Mortgage-Backed Securities (b)	9,457,545	—	—	9,457,545	4,112	(324,425)	9,137,232
Non-GSE MBS (c)	38,587	(529)	(763)	37,295	3,793	(889)	40,199
Total MBS	11,704,558	(529)	(763)	11,703,266	16,333	(341,431)	11,378,168

Other
State and local housing finance agency obligations	166,145	(83)	—	166,062	—	(12,329)	153,733
Total Held-to-Maturity securities	$11,870,703	$(612)	$(763)	$11,869,328	$16,333	$(353,760)	$11,531,901
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $2.1 million at December 31, 2024 and $4.8 million at December 31, 2023, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 190 and 198 at December 31, 2024 and December 31, 2023, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $9.3 million at December 31, 2024 and $12.3 million at December 31, 2023. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at December 31, 2024 and December 31, 2023. Probability default analysis recorded allowance for credit losses of $0.1 million at December 31, 2024 and December 31, 2023. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — Management evaluates its investments in private-label MBS (PLMBS) for credit losses on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS. Allowance for credit loss of $0.6 million were recorded at December 31, 2024 and $0.5 million were recorded at December 31, 2023. Certain securities are insured by monoline insurers, and our credit specialists have analyzed associated guarantees with appropriate haircuts. The Bank’s conclusions are also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition. Management has not made a decision to sell such securities at December 31, 2024 and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities. The number of investment positions that were in an unrealized loss position was 10 at December 31, 2024 and 12 at December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after five years through ten years	$28,130	$27,581	$100	$100
Due after ten years	131,050	122,219	166,045	153,633
State and local housing finance agency obligations	$159,180	$149,800	$166,145	$153,733

Mortgage-backed securities
Due in one year or less	$483,360	$478,865	$536,177	$527,198
Due after one year through five years	5,839,107	5,624,621	5,157,803	5,008,487
Due after five years through ten years	2,119,404	2,066,685	3,630,080	3,482,815
Due after ten years	2,266,102	2,249,303	2,380,498	2,359,668
Mortgage-backed securities	$10,707,973	$10,419,474	$11,704,558	$11,378,168
Total Held-to-Maturity Securities	$10,867,153	$10,569,274	$11,870,703	$11,531,901
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $25.0 million at December 31, 2024 and $28.1 million at December 31, 2023 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 9.         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2024			December 31, 2023
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Overdrawn demand deposit accounts	$—	—%	—%	$87	6.36%	—%
Due in one year or less	68,580,198	2.91	64.36	65,288,841	3.12	59.47
Due after one year through two years	14,025,819	2.56	13.16	15,253,626	2.06	13.89
Due after two years through three years	10,088,386	2.79	9.47	7,776,604	2.11	7.08
Due after three years through four years	6,009,222	2.83	5.64	8,730,143	2.78	7.95
Due after four years through five years	4,728,716	3.83	4.44	5,752,934	2.76	5.24
Thereafter	3,117,258	1.85	2.93	6,992,916	2.72	6.37

Total par value	106,549,599	2.86%	100.00%	109,795,151	2.83%	100.00%
Advance discounts	(11,117)			(7,878)
Hedge valuation basis adjustments (b)	(700,244)			(897,145)

Total	$105,838,238			$108,890,128
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of December 31, 2024. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of December 31, 2024, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2024 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of December 31, 2024.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Federal Home Loan Bank of New York

Notes to Financial Statements

Advances borrowed by insurance companies accounted for 36.7% and 34.3% of total advances at December 31, 2024 and December 31, 2023, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third-party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of December 31, 2024, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

Note 10.         Mortgage Loans Held-for-Portfolio.

The mortgage loans held-for-portfolio consists of MAP and MPF loans. The FHLBNY participates in these programs by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions. The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs usually retain servicing activities, and provide credit-enhancement for conventional loans sold into the program. No intermediary trust is involved.

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. Mortgage loans under the MPF program were at a carrying value of $1.6 billion at December 31, 2024 and $1.7 billion at December 31, 2023. At December 31, 2024 mortgage loans under the MAP program were at a carrying value of $0.8 billion compared to $0.5 billion at December 31, 2023.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2024		December 31, 2023
	Carrying	Percentage of	Carrying	Percentage of
	Amount	Total	Amount	Total
Real Estate(a):
Fixed medium-term single-family mortgages	$100,846	4.37%	$106,860	4.97%
Fixed long-term single-family mortgages	2,209,388	95.63	2,043,520	95.03
Total unpaid principal balance	$2,310,234	100.00%	$2,150,380	100.00%
Unamortized premiums	40,346		35,034
Unamortized discounts	(695)		(742)
Basis adjustment (b)	(1,436)		(1,605)
Total mortgage loans amortized cost	$2,348,449		$2,183,067
Allowance for credit losses	(3,054)		(3,301)
Total mortgage loans held-for-portfolio at carrying value	$2,345,395		$2,179,766
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The following table presents the fixed-rate mortgage loans held-for-portfolio by redemption terms (in thousands):

Redemption Term	December 31, 2024	December 31, 2023
Due in one year or less	84,677	$81,370
Due after one year through five years	348,637	337,947
Due after five years through fifteen years	937,166	886,987
Thereafter	939,754	844,076
Total unpaid principal balance	$2,310,234	$2,150,380
Other adjustments, net (a)	38,215	32,687
Total mortgage loans held for portfolio	$2,348,449	$2,183,067
Allowance for credit losses on mortgage loans	(3,054)	(3,301)
Mortgage loans held for portfolio, net	$2,345,395	$2,179,766
(a)	Consists of premiums, discounts, and hedging adjustments.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $40.2 million at December 31, 2024 and $43.1 million at December 31, 2023. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $1.4 million in 2024, $1.5 million in 2023, and $1.7 million in 2022. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high-quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $12.4 million at December 31, 2024 and $7.2 million at December 31, 2023.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $3.1 million at December 31, 2024 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

Accrued interest receivable was $13.5 million at December 31, 2024 and $11.5 million at December 31, 2023. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There was one MAP loan in serious delinquent status (90 days or more) at December 31, 2024 compared to no MAP loans in delinquency status at December 31, 2023.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2024	2023	2022
Allowance for credit losses:
Beginning balance	$3,301	$1,911	$2,135
Adjustment for cumulative effect of accounting change	—	—	—
Charge-offs	—	—	(31)
Recoveries	—	—	—
Provision (Reversal) for credit losses on mortgage loans	(247)	1,390	(193)
Balance, at end of period	$3,054	$3,301	$1,911

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents risk elements and credit losses (dollars in thousands):

	December 31, 2024	December 31, 2023
Average loans outstanding during the period (a)	$2,218,785	$2,106,517
Mortgage loans held for portfolio (b)	2,310,234	2,150,380
Non-accrual loans (b)	5,742	5,895
Allowance for credit losses on mortgage loans held for portfolio	3,054	3,301
Net charge-offs	—	—

Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.132%	0.154%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.249%	0.274%
Ratio of allowance for credit losses to non-accrual loans	53.190%	56.007%
(a)	Represents the average unpaid principal balance for the twelve months ended December 31, 2024 and for the twelve months ended December 31, 2023.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	December 31, 2024	December 31, 2023
Total mortgage loans, carrying values net (a)	$2,345,395	$2,179,766
Non-performing mortgage loans - Conventional (a)(b)	$5,742	$5,895
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$4,531	$4,967
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA loans) (in thousands):

	December 31, 2024
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance(d)
Conventional Loans (a)(c)
No related allowance (b)	$387,592	$—	$392,297	$386,470
With a related allowance	1,806,711	(3,054)	1,835,409	1,810,005
Total measured for impairment	$2,194,303	$(3,054)	$2,227,706	$2,196,475

	December 31, 2023
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans (a)(c)
No related allowance (b)	$333,096	$—	$337,199	$671,313
With a related allowance	1,692,129	(3,301)	1,715,420	1,336,053
Total measured for impairment	$2,025,225	$(3,301)	$2,052,619	$2,007,366
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in mortgage loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the twelve months ended December 31, 2024 and for the twelve months ended December 31, 2023.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2024	December 31, 2023
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans	$2,194,303	$2,025,225
Government-guaranteed or - insured mortgage loans	115,931	125,155
Total mortgage loans - unpaid principal balance	$2,310,234	$2,150,380

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2024 and December 31, 2023.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2024
	Conventional Loans
	Origination Year
	Prior to 2020	2020 to 2024	Total
Payment Status, at Amortized Cost:
Conventional loans
Past due 30 - 59 days	$7,594	$2,889	$10,483
Past due 60 - 89 days	2,025	1,169	3,194
Past due 90 days or more	4,780	1,003	5,783
Total past due mortgage loans	14,399	5,061	19,460
Current mortgage loans	1,100,791	1,110,510	2,211,301
Total conventional mortgage loans	$1,115,190	$1,115,571	$2,230,761

	December 31, 2023
	Conventional Loans
	Origination Year
	Prior to 2019	2019 to 2023	Total
Payment Status, at Amortized Cost:
Conventional loans
Past due 30 - 59 days	$6,599	$4,281	$10,880
Past due 60 - 89 days	1,403	290	1,693
Past due 90 days or more	5,645	269	5,914
Total past due mortgage loans	13,647	4,840	18,487
Current mortgage loans	924,258	1,113,175	2,037,433
Total conventional mortgage loans	$937,905	$1,118,015	$2,055,920

Federal Home Loan Bank of New York

Notes to Financial Statements

Other Delinquency Statistics (dollars in thousands):

	December 31, 2024
	Conventional	Government-Guaranteed
	Loans	or -Insured Loans	Total Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$2,772	$2,400	$5,172
Serious delinquency rate (b)	0.28%	3.98%	0.46%
Past due 90 days or more and still accruing interest	$—	$4,598	$4,598
Loans on non-accrual status	$5,783	$—	$5,783

	December 31, 2023
	Conventional	Government-Guaranteed
	Loans	or -Insured Loans	Total Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$2,153	$3,048	$5,201
Serious delinquency rate (b)	0.37%	4.03%	0.51%
Past due 90 days or more and still accruing interest	$—	$5,041	$5,041
Loans on non-accrual status	$5,914	$—	$5,914
(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

Note 11.         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.4 billion at December 31, 2024 and $3.5 billion at December 31, 2023, a decrease of $1.1 billion, or 31.4%, from December 31, 2023. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.4% and 99.7% of deposits at December 31, 2024 and December 31, 2023, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.5 billion for period ended December 31, 2024 and $3.0 billion for the twelve months ended December 31, 2023. The annualized weighted-average interest rates paid on demand and overnight deposits were 5.04% for the twelve months ended December 31, 2024 and 4.23% for the year ended December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes deposits (in thousands):

	December 31, 2024	December 31, 2023
Interest-bearing demand	$2,415,356	$3,472,477
Non-interest-bearing demand	14,028	9,376
Total deposits (a)	$2,429,384	$3,481,853
(a)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	December 31, 2024	Interest Rate (b)	December 31, 2023	Interest Rate (b)
Interest-bearing demand (a)	$2,415,356	5.04%	$3,472,477	4.23%
Non-interest-bearing demand	14,028		9,376
Total deposits	$2,429,384		$3,481,853
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	December 31, 2024	December 31, 2023
Consolidated obligation bonds-amortized cost	$81,110,132	$98,702,143
Hedge valuation basis adjustments	(605,481)	(1,126,343)
Hedge basis adjustments on de-designated hedges	100,019	106,686
FVO - valuation adjustments and accrued interest	(52,535)	(113,424)
Total Consolidated obligation bonds	$80,552,135	$97,569,062

Discount notes-amortized cost	$67,856,014	$47,914,413
Hedge value basis adjustments	2,987	(7,363)
Hedge basis adjustments on de-designated hedges	(62)	(142)
Total Consolidated obligation discount notes	$67,858,939	$47,906,908

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$39,037,890	3.97%	48.16%	$58,048,915	4.67%	58.85%
Over one year through two years	22,431,140	2.96	27.67	14,958,980	3.48	15.16
Over two years through three years	7,168,470	3.22	8.84	12,220,155	1.67	12.39
Over three years through four years	4,640,065	3.43	5.72	4,992,385	2.62	5.06
Over four years through five years	3,970,550	4.03	4.90	3,977,705	3.36	4.03
Thereafter	3,821,850	3.58	4.71	4,447,450	3.16	4.51

Total par value	81,069,965	3.58%	100.00%	98,645,590	3.89%	100.00%

Bond premiums (b)	61,456			81,218
Bond discounts (b)	(21,289)			(24,665)
Hedge valuation basis adjustments (c)	(605,481)			(1,126,343)
Hedge basis adjustments on de-designated hedges (d)	100,019			106,686
FVO (e) - valuation adjustments and accrued interest	(52,535)			(113,424)
Total Consolidated obligation bonds	$80,552,135			$97,569,062
(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)	Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of CO bonds designated in hedge relationship. Our primary interest rate benchmarks are Federal Funds-OIS index and SOFR-OIS index.
(d)	Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(e)	Valuation adjustments on FVO designated bonds represent changes in the entire fair values of CO bonds elected under the FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact hedge valuation adjustments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2024		December 31, 2023
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$24,815,835	30.61%	$33,066,960	33.52%
Fixed-rate, callable	21,611,130	26.66	35,735,130	36.23
Step Up, callable	2,357,000	2.91	3,473,000	3.52
Step Down, callable	52,000	0.06	52,000	0.05
Floating rate, callable	25,000	0.03	200,000	0.20
Single-index floating rate	32,209,000	39.73	26,118,500	26.48
Total par value	$81,069,965	100.00%	$98,645,590	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Par value	$68,467,860	$48,657,920
Amortized cost	$67,856,014	$47,914,413
Hedge value basis adjustments (a)	2,987	(7,363)
Hedge basis adjustments on de-designated hedges (b)	(62)	(142)
Total Consolidated obligation discount notes	$67,858,939	$47,906,908
Weighted average interest rate	4.45%	5.17%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 13.         Affordable Housing Program and Voluntary Contributions.

The FHLBNY charges the amount allocated for the Affordable Housing Program to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies. The Bank allocated $82.1 million from its 2024 earnings for its Affordable Housing Program, an annual statutory grant program that supports the creation and preservation of affordable housing. The Bank made a voluntary contribution to the Affordable Housing Program of $18.1 million and an additional supplemental voluntary AHP contribution of $4.8 million to support its housing programs for 2025.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$187,027	$131,394	$137,638
Additions from current period’s assessments	82,119	83,531	46,517
Voluntary Contribution	18,100	12,663	—
Supplemental Contribution	4,770	—	—
Net disbursements for grants and programs	(60,569)	(40,561)	(52,761)
Ending balance	$231,447	$187,027	$131,394

In addition to statutory AHP assessments and voluntary AHP contributions, the Bank voluntary contributed $24.8 million to support voluntary housing and community development programs. Included in the $24.8 million of voluntary contributions is $9.8 million worth of interest rebates for our Zero Percent Advance (“ZPA”) program which recognizes the interest rebate within Net Interest Margin.

The following table provides roll forward information with respect to changes in voluntary contributions liabilities (in thousands):

	Years ended December 31,
	2024	2023	2022

Beginning balance	$—	$—	$—
Voluntary Contribution	15,157	8,186	3,087
Net disbursements for grants and programs	(14,598)	(8,186)	(3,087)
Ending balance	$559	$—	$—

Note 14.         Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $6.0 billion at both December 31, 2024 and December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements

Shares of both Membership and Activity-based Class B capital stock have the same voting rights and receive the same dividend (See Statements of Capital):

●	Membership capital stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets (such percentage is currently set at 0.125%) In addition, notwithstanding this requirement, the FHLBNY has a $50 million cap on membership stock per member.
●	Activity-based capital stock is issued based on a percentage of outstanding balances of advances, MPF and MAP loans and financial letters of credit. The FHLBNY’s current capital plan requires a stock purchase equal to (i) 4.5% of the member’s borrowed amount for advances and mortgage loans sold, and (ii) 0.125% of the outstanding balance of letters of credit issued on behalf of the member. In the normal course of business, excess activity-based capital stock is repurchased daily.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2024		December 31, 2023
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$983,435	$8,514,016	$1,364,264	$8,394,453
Total capital-to-asset ratio	4.00%	5.31%	4.00%	5.30%
Total capital (b)	$6,411,978	$8,514,016	$6,333,328	$8,394,453
Leverage ratio	5.00%	7.97%	5.00%	7.95%
Leverage capital (c)	$8,014,997	$12,771,024	$7,916,660	$12,591,679
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	December 31, 2024	December 31, 2023
Redemption less than one year	$1,277	$3,070
Redemption from one year to less than three years	2,155	2,427
Redemption from three years to less than five years	222	732
Redemption from five years or greater	855	990
Total	$4,509	$7,219

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2024	2023	2022
Beginning balance	$7,219	$4,578	$1,959
Capital stock subject to mandatory redemption reclassified from equity	—	54,659	261,629
Redemption of mandatorily redeemable capital stock (a)	(2,710)	(52,018)	(259,010)
Ending balance	$4,509	$7,219	$4,578
Accrued interest payable (b)	$134	$171	$82
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 9.25%, 9.50% and 6.75% for the three months ended December 31, 2024, 2023 and 2022, respectively. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.2 billion and $1.1 billion as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2024 and December 31, 2023, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2024	2023	2022
Net income	$738,476	$751,131	$417,376

Net income available to stockholders	$738,476	$751,131	$417,376

Weighted average shares of capital	61,539	61,917	49,916
Less: Mandatorily redeemable capital stock	(63)	(72)	(227)
Average number of shares of capital used to calculate earnings per share	61,476	61,845	49,689

Basic earnings per share	$12.01	$12.15	$8.40

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2024	2023	2022
Defined Benefit Plan	$12,109	$12,400	$9,400
Benefit Equalization Plans (defined benefit and defined contribution)	8,728	7,414	11,310
Defined Contribution Plans	3,239	2,950	2,805
Postretirement Health Benefit Plan	(40)	83	304
Total retirement plan expenses	$24,036	$22,847	$23,819

Federal Home Loan Bank of New York

Notes to Financial Statements

Pentegra DB Plan Net Pension Cost and Funded Status

The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Typically, multiemployer plans contain provisions for collective bargaining arrangements. There are no collective bargaining agreements in place at any of the FHLBanks (including the FHLBNY) that participate in the plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Our contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2024 were more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2023. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. If an employee transfers employment to the FHLBNY, and the employee was a participant in the Pentegra Benefit Plan with another employer, the FHLBNY is responsible for the entire benefit. At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.

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

The following table presents multi-employer plan disclosure for the three years ended December 31, (dollars in thousands):

	2024	2023	2022
Net pension cost charged to compensation and benefit expense for the year ended December 31	$12,109	$12,400	$9,400
Contributions allocated to plan year ended June 30	$6,367	$12,420	$9,969
Pentegra DB Plan funded status as of July 1 (a)	111.97%	113.64%	118.87%
FHLBNY’s funded status as of July 1 (b)	104.45%	109.33%	113.87%
(a)	Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2025 for the plan year ended June 30, 2024. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(b)	Based on cash contributions made through December 31, 2024 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2024	2023
Accumulated benefit obligation	$66,925	$70,539
Effect of future salary increases	6,093	8,792
Projected benefit obligation	73,018	79,331
Unrecognized prior service (cost)/credit	(405)	(18)
Unrecognized net (loss)/gain	(6,872)	(13,120)

Accrued pension cost	$65,741	$66,193

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2024	2023
Projected benefit obligation at the beginning of the year	$79,331	$71,019
Service cost	1,831	1,647
Interest cost	3,822	3,439
Benefits paid	(3,395)	(3,059)
Actuarial loss/(gain) (a)	(5,766)	6,285
Settlements	(3,280)	—
Plan amendments	475	—
Projected benefit obligation at the end of the year	$73,018	$79,331

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)	Actuarial gain of $5.8 million in 2024 was primarily due to gains from discount rate change and gain from demographic experience.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2024	2023
Net loss/(gain)	$6,872	$13,120
Prior service cost/(credit)	405	18
Accumulated other comprehensive loss/(gain)	$7,277	$13,138

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2024	2023
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	6,675	3,059
Settlements	(3,280)	—
Benefits paid	(3,395)	(3,059)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Service cost	$1,831	$1,647	$2,478
Interest cost	3,822	3,439	2,576
Amortization of unrecognized net loss	481	—	4,883
Amortization of unrecognized past service cost	89	55	208
Net periodic benefit cost - Defined Benefit BEP	$6,223	5,141	10,145
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	2,505	2,273	1,165
Total	$8,728	$7,414	$11,310

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2024	2023
New (gain)/loss during the year	$(5,766)	$6,285
Recognized prior service credit/(cost)	(89)	(55)
New past service (credit)/cost	475	—
Recognized gain/(loss)	(481)	—

Total recognized in other comprehensive loss/(income)	$(5,861)	$6,230
Total recognized in net periodic benefit cost and other comprehensive income	$362	$11,371

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2025
Expected amortization of net loss/(gain)	$—
Expected amortization of past service cost/(credit)	$71

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate (a)	5.44%	4.77%	4.96%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	7	7	6
Benefits paid during the period	$(3,395)	$(3,059)	$(2,928)
(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments
2025	$4,162
2026	4,335
2027	4,872
2028	5,059
2029	5,149
2030-2034	27,459

Total	$51,036

The net periodic benefit cost for 2025 is expected to be $5.1 million ($6.4 million in 2024).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of 5.47%.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accumulated postretirement benefit obligation at the beginning of the year	$6,927	$8,320
Service cost	8	13
Interest cost	291	348
Actuarial loss/(gain)	(1,158)	(1,296)
Plan participant contributions	253	241
Actual benefits paid	(677)	(741)
Retiree drug subsidy reimbursement	38	42
Accumulated postretirement benefit obligation at the end of the year	$5,682	$6,927

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2024	2023
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	424	500
Plan participant contributions	253	241
Actual benefits paid	(677)	(741)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2024	2023
Net (gain)/loss	$(4,927)	$(4,107)
Accumulated other comprehensive (gain)/loss	$(4,927)	$(4,107)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Service cost (benefits attributed to service during the period)	$8	$13	$31
Interest cost on accumulated postretirement health benefit obligation	291	348	273
Amortization of (gain)/loss	(339)	(278)	—
Net periodic postretirement health benefit expense/(income)	$(40)	$83	$304

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2024	2023
Net loss/(gain)	$(1,158)	$(1,296)
Amortization of net gain/(loss)	339	278

Total recognized in other comprehensive income	$(819)	$(1,018)

Total recognized in net periodic benefit cost and other comprehensive income	$(859)	$(935)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2024	2023	2022
Weighted average discount rate (a)	5.47%	4.93%	5.15%

Health care cost trend rates:
Assumed for next year
Pre 65	7.50%	6.80%	6.80%
Post 65	6.50%	5.50%	5.40%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2034	2033	2033
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2034	2033	2033
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line
(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2025	$496
2026	514
2027	508
2028	514
2029	514
2030-2034	2,437

Total	$4,983

The postretirement health benefit plan accrual for 2025 is expected to be a benefit of $40 thousand (an expense of $0.1 million in 2024).

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2024	December 31, 2023
Interest rate contracts
Interest rate swaps	$181,828,385	$194,257,512
Interest rate caps	150,000	150,000
Mortgage delivery commitments	28,672	19,277
Total interest rate contracts notionals	$182,007,057	$194,426,789

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

	December 31, 2024		December 31, 2023
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$519,217	$932,845	$792,408	$1,504,800
Cleared derivatives	1,809,833	1,795,667	1,765,052	1,751,642
Total gross recognized amount	2,329,050	2,728,512	2,557,460	3,256,442
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(436,236)	(919,886)	(682,546)	(1,494,166)
Cleared derivatives	(1,795,471)	(1,795,471)	(1,749,869)	(1,749,869)
Total gross amounts of netting adjustments and cash collateral	(2,231,707)	(2,715,357)	(2,432,415)	(3,244,035)
Net amounts after offsetting adjustments and cash collateral	$97,343	$13,155	$125,045	$12,407
Uncleared derivatives	$82,981	$12,959	$109,862	$10,634
Cleared derivatives	14,362	196	15,183	1,773
Total net amounts after offsetting adjustments and cash collateral	$97,343	$13,155	$125,045	$12,407

Derivative instruments - not nettable
Uncleared derivatives (a)	$1	$202	$157	$2
Total derivative assets and total derivative liabilities
Uncleared derivatives	$82,982	$13,161	$110,019	$10,636
Cleared derivatives	14,362	196	15,183	1,773
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$97,344	$13,357	$125,202	$12,409

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$802,969	$—	$794,848	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(69,065)	—	(96,191)	—
Total net amount of non-cash collateral received or repledged	$733,904	$—	$698,657	$—
Total net exposure cash and non-cash (e)	$831,248	$13,357	$823,859	$12,409

Net unsecured amount - Represented by:
Uncleared derivatives	$13,917	$13,161	$13,828	$10,636
Cleared derivatives	817,331	196	810,031	1,773
Total net exposure cash and non-cash (e)	$831,248	$13,357	$823,859	$12,409
(a)	Not nettable derivative instruments are without legal right of offset and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.

Federal Home Loan Bank of New York

Notes to Financial Statements

(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)	Non-cash collateral received or pledged — For certain uncleared derivatives, from time-to-time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	December 31, 2024
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities

Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$156,145,139	$1,706,340	$2,241,804
Total derivatives in hedging relationships under ASC 815	156,145,139	1,706,340	2,241,804

Derivatives not designated as hedging instruments
Interest rate swaps (b)	25,683,246	622,561	486,708
Interest rate caps	150,000	149	—
Mortgage delivery commitments	28,672	1	202
Other	—	—	—
Total derivatives not designated as hedging instruments	25,861,918	622,711	486,910

Total derivatives before netting and collateral adjustments	$182,007,057	$2,329,051	$2,728,714
Netting adjustments		$(2,222,357)	$(2,222,357)
Cash collateral and related accrued interest		(9,350)	(493,000)
Total netting adjustments and cash collateral		(2,231,707)	(2,715,357)
Total derivative assets and total derivative liabilities		$97,344	$13,357
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$802,969
Security collateral received from counterparty (c)		(69,065)
Net security		733,904
Net exposure		$831,248

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2023
	Notional Amount	Derivative	Derivative
	of Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815 Interest rate swaps	$159,826,933	$1,577,776	$2,521,697
Total derivatives in hedging relationships under ASC 815	159,826,933	1,577,776	2,521,697

Derivatives not designated as hedging instruments
Interest rate swaps (b)	34,430,579	979,388	734,745
Interest rate caps	150,000	296	—
Mortgage delivery commitments	19,277	157	2
Other	—	—	—
Total derivatives not designated as hedging instruments	34,599,856	979,841	734,747

Total derivatives before netting and collateral adjustments	$194,426,789	$2,557,617	$3,256,444
Netting adjustments		$(2,421,455)	$(2,421,455)
Cash collateral and related accrued interest		(10,960)	(822,580)
Total netting adjustments and cash collateral		(2,432,415)	(3,244,035)
Total derivative assets and total derivative liabilities		$125,202	$12,409
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$794,848
Security collateral received from counterparty (c)		(96,191)
Net security		698,657
Net exposure		$823,859
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2024 and December 31, 2023.

Accounting for Derivative Hedging

The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, typically interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings. Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges. Derivatives not designated under a qualifying ASC 815 hedge relationship and designated as an asset/liability management hedge are classified as an economic hedge. For more information, see financial statements, Note 1. Summary of Significant Accounting Policies in the most recent Form 10-K.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Years ended December 31,
	2024	2023	2022
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$468,108	$116,901	$403,405

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(459,793)	$(112,620)	$(366,585)

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2024 and December 31, 2023, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$54,738,222	$(700,255)	$—
Hedged AFS debt securities (a)	6,318,925	(634,699)	—
De-designated advances (b)	—	—	11
	$61,057,147	$(1,334,954)	$11
Liabilities:
Hedged consolidated obligation bonds	$37,004,931	$605,481	$—
Hedged consolidated obligation discount notes	57,256,246	(2,987)	—
De-designated consolidated obligation bonds (b)	—	—	(100,019)
De-designated consolidated obligation discount notes (b)	—	—	62
	$94,261,177	$602,494	$(99,957)

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2023
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$52,435,939	$(897,149)	$—
Hedged AFS debt securities (a)	5,505,885	(505,344)	—
De-designated advances (b)	—	—	4
	$57,941,824	$(1,402,493)	$4
Liabilities:
Hedged consolidated obligation bonds	$55,750,100	$1,126,343	$—
Hedged consolidated obligation discount notes	44,075,359	7,363	—
De-designated consolidated obligation bonds (b)	—	—	(106,686)
De-designated consolidated obligation discount notes (b)	—	—	142
	$99,825,459	$1,133,706	$(106,544)
(a)	Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities. Cumulative basis adjustment gains (losses) at December 31, 2024 includes immaterial balances of unamortized basis as a result of a hedge de-designation.
(b)	At December 31, 2024, par amounts of de-designated advances were $0.5 billion; par amounts of de-designated CO bonds were $1.7 billion; par amount of de-designated CO discount notes were $1.2 billion. At December 31, 2023, par amounts of de-designated advances were $0.6 billion; par amounts of de-designated CO bonds were $2.9 billion; par amounts of de-designated CO discount notes were $0.9 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2024
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,170)	$—	$(7,792)	$(6,622)

Derivative Gains (Losses) Recorded in Income and Other
Comprehensive Income/Loss
December 31, 2023
	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded in	OCI for
	Interest Expense (b)	Income (Loss) (c)	OCI (d)	Period
Interest rate contracts (a)	$(1,248)	$—	$(28,247)	$(26,999)

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

(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.
(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Losses reclassified represent losses in AOCI that were amortized as an expense to debt interest expense. If debt is held to maturity, losses in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.5 million of the unrecognized losses in AOCI will be recognized as yield adjustments to debt interest expense.
(c)	Under ASC 815, hedge ineffectiveness is reclassified into earnings only if the original transaction is no longer probable of occurring by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2024	2023	2022
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$128,048	$33,208	$183,069
Caps	(147)	(804)	294
Mortgage delivery commitments	(257)	(1,552)	(1,404)
Total gains (losses) on derivatives in economic hedges	$127,644	$30,852	$181,959

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.         Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2024
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$26,141	$26,141	$26,141	$—	$—	$—
Interest-bearing deposits	2,770,000	2,769,988	—	2,769,988	—	—
Securities purchased under agreements to resell	10,895,000	10,894,935	—	10,894,935	—	—
Federal funds sold	9,415,000	9,414,947	—	9,414,947	—	—
Trading securities	7,237,940	7,237,940	7,237,940	—	—	—
Equity Investments	95,422	95,422	95,422	—	—	—
Available-for-sale securities	9,987,284	9,987,284	—	8,689,853	1,297,431	—
Held-to-maturity securities	10,865,935	10,569,274	—	10,389,180	180,094	—
Advances	105,838,238	105,990,899	—	105,990,899	—	—
Mortgage loans held-for-portfolio, net	2,345,395	2,052,908	—	2,052,908	—	—
Accrued interest receivable	571,199	571,199	—	571,199	—	—
Derivative assets	97,344	97,344	—	2,329,051	—	(2,231,707)
Other financial assets	378	378	—	—	378	—

Liabilities
Deposits	2,429,384	2,428,220	—	2,428,220	—	—
Consolidated obligations
Bonds	80,552,135	79,945,390	—	79,945,390	—	—
Discount notes	67,858,939	67,885,002	—	67,885,002	—	—
Mandatorily redeemable capital stock	4,509	4,509	4,509	—	—	—
Accrued interest payable	604,267	604,267	—	604,267	—	—
Derivative liabilities	13,357	13,357	—	2,728,714	—	(2,715,357)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2024 and December 31, 2023. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2024 and December 31, 2023.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2024 and December 31, 2023.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2024, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2024
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,237,940	$7,237,940	$—	$—	$—
Equity Investments	95,422	95,422	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	8,689,853	—	8,689,853	—	—
State and local housing finance agency obligations	1,297,431	—	—	1,297,431	—
Derivative assets (a)
Interest-rate derivatives	97,343	—	2,329,050	—	(2,231,707)
Mortgage delivery commitments	1	—	1	—	—
Total recurring fair value measurement - Assets	$17,417,990	$7,333,362	$11,018,904	$1,297,431	$(2,231,707)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(1,704,115)	$—	$(1,704,115)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(13,155)	—	(2,728,512)	—	2,715,357
Mortgage delivery commitments	(202)	—	(202)	—	—
Total recurring fair value measurement - Liabilities	$(1,717,472)	$—	$(4,432,829)	$—	$2,715,357

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

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance
	Agency Obligations
	Years ended December 31,
	2024	2023	2022
Balance, beginning of the period	$1,228,238	$1,109,029	$998,637
Transfer of securities from held-to-maturity to available-for-sale	—	—	—
Provision for credit losses	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	663	(441)	(878)
Purchases	75,000	125,000	308,000
Settlements	(6,470)	(5,350)	(196,730)
Balance, end of the period	$1,297,431	$1,228,238	$1,109,029

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	178	—	—	178
Total non-recurring assets at fair value	$178	$—	$—	$178

	During the period ended December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	391	—	—	391
Total non-recurring assets at fair value	$391	$—	$—	$391

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

In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2024 and December 31, 2023, and the reported fair values were not as of the period end dates.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2024 and December 31, 2023.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (b) (in thousands):

Year ended December 31, 2024
Bonds
Balance, beginning of the period	$(3,780,541)
New transactions elected for fair value option	—
Maturities and terminations	2,137,315
Net gains (losses) on financial instruments held under fair value option	(72,258)
Change in accrued interest/unaccreted balance	11,369
Balance, end of the period	$(1,704,115)

Year ended December 31, 2023
Bonds
Balance, beginning of the period	$(4,159,862)
New transactions elected for fair value option	—
Maturities and terminations	480,000
Net gains (losses) on financial instruments held under fair value option	(99,223)
Change in accrued interest/unaccreted balance	(1,456)
Balance, end of the period	$(3,780,541)

Year ended December 31, 2022
Bonds
Balance, beginning of the period	$(7,386,074)
New transactions elected for fair value option	(2,636,405)
Maturities and terminations	5,665,000
Net gains (losses) on financial instruments held under fair value option	206,998
Change in accrued interest/unaccreted balance	(9,381)
Balance, end of the period	$(4,159,862)
(a)	No advances elected under the FVO were outstanding at December 31, 2024, 2023 and 2022.
(b)	No discount notes elected under the FVO were outstanding at December 31, 2024, 2023 and 2022.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

December 31, 2024
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings
Consolidated obligation bonds	$(41,617)	$(72,258)	$(113,875)

December 31, 2023
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings
Consolidated obligation bonds	$(89,889)	$(99,223)	$(189,112)

Federal Home Loan Bank of New York

Notes to Financial Statements

December 31, 2022
		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings
Consolidated obligation bonds	$(56,533)	$206,998	$150,465

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2024
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$1,756,650	$1,704,115	$(52,535)

	December 31, 2023
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$3,893,965	$3,780,541	$(113,424)

	December 31, 2022
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds (a)	$4,373,965	$4,159,862	$(214,103)
(a)	CO bonds – The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds, primarily fixed-rate, intermediate- and short-term debt; management elects the FVO for such CO bonds when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the bonds. Management may also elect the FVO of certain other CO bonds to achieve asset liability objectives.

Note 19.         Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of December 31, 2024 and December 31, 2023.

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

The following table summarizes contractual obligations and contingencies (in thousands):

December 31, 2024
Contractual Obligations
Consolidated obligation bonds at par (a)	$81,069,965
Consolidated obligation discount notes at par	68,467,860
Mandatorily redeemable capital stock (a)	4,509
Finance lease (b)	2,159
Premises (Operating Lease) (b)	69,551
Other liabilities (c)	133,503
Total contractual obligations	$149,747,547
Other commitments
Standby letters of credit (d)	$20,663,477
Consolidated obligation bonds/discount notes traded not settled	1,735,000
Commitments to fund additional advances	10,000
Commitments to fund pension	11,390
Open delivery commitments (MAP)	28,671
Total other commitments	$22,448,538

Total obligations and commitments	$172,196,085
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the Federal Reserve Bank (FRB), and projected one year obligation for the DB Plan.
(d)	Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Lease Commitments

Operating Leases:

In compliance with the guidance under Topic 842, Leases, we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

Federal Home Loan Bank of New York

Notes to Financial Statements

At December 31, 2024 and December 31, 2023, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	December 31, 2024	December 31, 2023
Operating Leases (a)
Right-of-use assets	$49,550	$54,862
Lease Liabilities	$60,853	$67,021
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Twelve months ended December 31,
	2024		2023
Operating Lease Expense	$7,443		$7,809
Operating cash flows - Cash Paid	$8,298		$8,615

	December 31, 2024		December 31, 2023
Weighted Average Discount Rate	3.33%		3.32%
Weighted Average Remaining Lease Term	8.25	Years	9.21	Years

	Remaining maturities through
Operating lease liabilities	December 31, 2024	December 31, 2023
2024	$—	$8,297
2025	8,088	8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
Thereafter	28,332	28,332
Total undiscounted lease payments	69,886	78,183
Imputed interest	(9,033)	(11,162)
Total operating lease liabilities	$60,853	$67,021

Finance Lease:

In December 2024, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $2.0 million as of December 31, 2024 and $2.3 million as of December 31, 2023. The finance lease ROU asset was $2.0 million as of December 31, 2024 and $2.3 million as of December 31, 2023.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 20.         Related Party Transactions.

The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY. Stock issued and outstanding that is not owned by members is held by non – members or acquired by members of another FHLBank. The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members. The bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency. The FHLBNY conducts all transactions with members and non-members in the ordinary course of business. All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members. The FHLBNY may, from time to time, borrow or sell overnight and term federal funds at market rates to members.

Debt Assumptions and Transfers. When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

Debt assumptions — No discount notes were assumed from another FHLBank in 2024. The FHLBNY assumed CO discount notes in par amount of $6.1 billion from another FHLBank in 2023. No CO bonds were assumed from another FHLBank in 2024 and in the same period in the prior year.

Debt transfers — In 2024, the FHLBNY transferred debt in par amount of $5.8 billion to another FHLBank. No debt was transferred to another FHLBank in 2023.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $2.5 million at December 31, 2024 and $3.2 million at December 31, 2023.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.1 million, $1.2 million, and $1.3 million for the twelve months ended in December 2024, 2023, and 2022, respectively.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. At December 31, 2024, there was no outstanding derivative transactions with members. At December 31, 2023, outstanding notional amounts was $18.0 million, representing derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members. Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers. Net fair value exposures of these transactions were not significant. The intermediated derivative transactions with members and derivative counterparties were collateralized.

Federal Home Loan Bank of New York

Notes to Financial Statements

Loans to Other Federal Home Loan Banks

There were no overnight loans extended to other FHLBanks in the twelve months ended December 31, 2024. In the twelve months ended December 31, 2023, overnight loans extended to other FHLBanks averaged $1.4 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the twelve months ended December 31, 2024. In the twelve months ended December 31, 2023, the FHLBNY borrowed a total of $5.3 billion in overnight loans from other FHLBanks. The borrowings averaged $32.2 million for the twelve months ended December 31, 2023. Interest expense was immaterial.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank was $15.0 million at December 31, 2024 and December 31, 2023. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2024	December 31, 2023
	Related	Related
Assets
Advances	$105,838,238	$108,890,128
Accrued interest receivable	457,120	469,880

Liabilities and capital
Deposits	$2,429,384	$3,481,853
Mandatorily redeemable capital stock	4,509	7,219
Accrued interest payable	134	171
Affordable Housing Program (a)	231,447	187,027

Capital	$8,409,529	$8,244,701
(a)	Represents funds not yet allocated or disbursed to AHP programs.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party: Income and Expense Transactions

	Years ended December 31,
	2024	2023	2022
	Related	Related	Related
Interest income
Advances	$6,165,285	$5,988,659	$1,915,358
Interest-bearing deposits	21	13	4
Loans to other FHLBanks	—	72	228

Interest expense
Deposits	$125,362	$128,252	$13,765
Mandatorily redeemable capital stock	595	653	1,278
Cash collateral held and other borrowings	—	1,521	958

Service fees and other	$21,534	$20,582	$16,818

Note 21.         Segment Information and Concentration.

The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment.

The Bank’s primary business activities are providing advances to members and acquiring residential mortgage loans from members. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by members. The Bank’s net income is primarily attributable to the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense paid on consolidated obligations. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the 2024 Form 10-K. The Chief Operating Decision Maker (“CODM”) is the Bank’s President and CEO. The CODM assesses performance and allocation of resources primarily based on net interest income (derived from total assets and total liabilities as reported in the Statement of Condition), and net income (as reported in the Bank’s Statement of Income). These measures are used for benchmarking and budget analysis. Other items, including significant expenses, reported to the CODM include those reported in the Bank’s Statement of Income, Statement of Condition, footnotes to the financial statements, and Table 10.11 Operating Expenses, and Compensation and Benefits in the MD&A section.

The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the FHLBNY. Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act, as amended, does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements. Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members. During the fiscal year ended December 31, 2024, the Bank earned interest income from two advance holders each of which accounted for greater than 10% of the Banks total revenue for the year.

Federal Home Loan Bank of New York

Notes to Financial Statements

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2024
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$13,500,000	12.67%	$913,534	23.26%
MetLife, Inc.:
Metropolitan Life Insurance Company. (b)	Whippany,	NJ	12,835,000	12.05	501,120	12.76
Metropolitan Tower Life Insurance Company. (b)	Whippany,	NJ	1,380,000	1.29	62,537	1.59
Subtotal MetLife, Inc.			14,215,000	13.34	563,657	14.35
Flagstar Bank, N.A.	Hicksville	NY	12,000,000	11.26	1,030,569	26.24
Teachers Ins. & Annuity Assoc of America	New York	NY	7,177,700	6.74	345,823	8.81
Equitable Financial Life Insurance Co.	New York	NY	7,165,063	6.72	353,130	8.99
Goldman Sachs Bank USA	New York	NY	5,000,000	4.69	176,021	4.48
New York Life Insurance Company	New York	NY	3,713,000	3.48	130,413	3.32
Manufacturers and Traders Trust Company	Buffalo	NY	3,000,149	2.82	332,416	8.47
Morgan Stanley Private Bank, NA	Purchase	NY	3,000,000	2.82	6,068	0.16
Guardian Life Insurance Co. of America	New York	NY	2,710,755	2.54	75,471	1.92
Total			$71,481,667	67.08%	$3,927,102	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2023
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,500,000	17.76%	$984,342	28.99%
Flagstar Bank, N.A. (b)	Hicksville	NY	17,850,000	16.26	553,872	16.31
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	11.87	474,764	13.98
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.42	56,402	1.66
Subtotal MetLife, Inc.			14,590,000	13.29	531,166	15.64
Equitable Financial Life Insurance Company	New York	NY	7,615,063	6.93	403,051	11.87
Teachers Ins. & Annuity Assoc of America	New York	NY	7,035,500	6.41	249,296	7.34
Manufacturers and Traders Trust Company	Buffalo	NY	5,000,159	4.55	278,246	8.19
New York Life Insurance Company	New York	NY	3,063,000	2.79	96,367	2.84
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.39	83,396	2.46
Valley National Bank (b)	Wayne	NJ	2,539,804	2.31	142,160	4.19
Kearny Bank	Fairfield	NJ	1,667,500	1.52	73,652	2.17
Total			$81,480,276	74.21%	$3,395,548	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

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

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

(c)Non - Member institution Flagstar Bank, FSB merged into FHLBNY member New York Community Bank, on December 1, 2022. Surviving entity renamed Flagstar Bank, N.A. as a member of the FHLBNY.

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2025 and December 31, 2024 (shares in thousands):

		Number	Percent
	February 28, 2025	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,029	12.17%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	10.87
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	709	1.23
		6,985	12.10
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	5,980	10.36
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,878	6.72
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,225	5.58
		27,097	46.93%

		Number	Percent
	December 31, 2024	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	6,579	10.93%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	10.43
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	710	1.18
		6,986	11.61
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	5,980	9.93
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,730	6.20
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,360	5.58
		26,635	44.25%

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision, and with the participation, of the Bank’s current President and Chief Executive Officer Randolph C. Snook, prior President and Chief Executive Officer (and current Senior Advisor to Mr. Snook) José R. González, and Senior Vice President and Chief Financial Officer Kevin M. Neylan. Based on this evaluation, they collectively concluded that, as of December 31, 2024, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on this Form 10-K and incorporated herein by reference.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10.Directors, Executive Officers and Corporate Governance.

2024 and 2025 Board of Directors

In General

The Board of Directors (“Board”) of the Federal Home Loan Bank of New York (“Bank”) is composed of Member Directors and nonmember Independent Directors. Each year, the Federal Housing Finance Agency (“Finance Agency” or “FHFA”), as required under the Federal Home Loan Bank Act, designates the total number of director positions for the Bank for the following year. In general, Member Director positions are allocated pro rata based on the number of shares of capital stock required to be held by the members in each of the two states (New York and New Jersey) and Puerto Rico and U.S. Virgin Islands as of December 31st of the preceding calendar year (the ‘record date’), with at least one Member Director position allocated to Puerto Rico and U.S. Virgin Islands, and at least four Member Director positions allocated to New Jersey and to New York. Of the Member Director positions designated by the Finance Agency for 2024 and 2025, one was allocated to Puerto Rico and U.S. Virgin Islands, four were allocated to New Jersey, and six were allocated to New York. The Independent Director positions on the Board must be at least two-fifths of the number of Member Director positions. The Finance Agency designated eight Independent Director positions for 2024 and 2025. All individuals serving as Bank Directors must be United States citizens.

Member Directorships

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

Independent Directorships

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

Voting

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

Information Table

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2024 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify: (i) one incumbent Independent Director (Mr. Kilbourne) whose term was set to expire at the end of 2024 and who was re-elected by the Bank’s districtwide membership to serve again on the Board commencing on January 1, 2025; (ii) one incumbent Independent Director (Ms. Barrett) whose term was set to expire at the end of 2024 but who resigned on August 21, 2024 before the end of her term and who then passed away on August 26, 2024; (iii) one new Independent Director (Ms. Reid) who was elected by the Bank’s districtwide membership to begin service on the Board commencing on January 1, 2025; (iv) one incumbent New Jersey Member Director (Mr. Kemly) whose term was set to expire at the end of 2024 and who was deemed re-elected to serve again on the Board commencing on January 1, 2025; (v) one New York Member Director (Mr. Romaine) whose term was set to expire at the end of 2024 and who was re-elected by the Bank’s New York membership to serve again on the Board commencing on January 1, 2025; (vi) one incumbent New York Member Director (Mr. Cangemi) whose term was set to expire at the end of 2025 but who became ineligible to serve on the Board effective as of March 11, 2024; (vii) one New York Member Director (Mr. Turner) who was elected by the Board to fill a vacancy commencing on July 9, 2024 through the end of 2025; (viii) one New York Member Director (Mr. Klein) who was elected by the Board to fill a vacancy commencing on July 9, 2024 through the end of 2024 and who was then re-elected by the Bank’s New York membership to serve again on the Board commencing on January 1, 2025; (ix) one incumbent Puerto Rico and U.S. Virgin Islands Member Director (Mr. Vázquez) whose term was set to expire at the end of 2025 but who resigned from the Board effective as of March 31, 2024; (x) one Puerto Rico and U.S. Islands Member Director (Mr. Fernández) who was elected by the Board to fill a vacancy commencing on July 9, 2024 through the end of 2025; and (xi) two Independent Directors (Mr. Kilbourne and Ms. Maloney) who served as Public Interest Independent Directors.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

			Start of	Expiration
		Bank	Most	of Most	Represents
	Age as of	Director	Recent	Recent	Bank
Director Name	3/21/25	Since	Term	Term	Members in	Director Type
Larry E. Thompson (2024 & 2025 Chair)	74	1/2014	1/1/22	12/31/25	Districtwide	Independent
David J. Nasca (2024 & 2025 Vice Chair)	67	1/2015	1/1/23	12/31/26	NY	Member
Melba I. Acosta	58	1/2023	1/1/23	12/31/26	Districtwide	Independent
Danelle M. Barrett (a)	—	1/2021	1/1/21	8/21/24	Districtwide	Independent
Thomas R. Cangemi (b)	—	1/2022	1/1/22	3/11/24	NY	Member
Jose R. Fernández (c)	62	7/2024	7/9/24	12/31/25	PR & USVI	Member
Robert M. Fisher	57	1/2024	1/1/24	12/31/27	NY	Member
David R. Huber	61	1/2019	1/1/23	12/31/26	Districtwide	Independent
Thomas J. Kemly(d)	67	1/2021	1/1/25	12/31/28	NJ	Member
Charles E. Kilbourne, III(e)	52	1/2019	1/1/25	12/31/28	Districtwide	Independent*
Steven M. Klein (c)(f)	59	7/2024	1/1/25	12/31/28	NY	Member
Carolyn B. Maloney	79	1/2024	1/1/24	12/31/27	Districtwide	Independent*
Christopher P. Martin	68	1/2015	1/1/23	12/31/26	NJ	Member
Gerald L. Reeves	70	1/2022	1/1/22	12/31/25	NJ	Member
Ghillaine A. Reid(g)	55	1/2025	1/1/25	12/31/28	NY	Independent
Ira Robbins	50	1/2023	1/1/23	12/31/26	NJ	Member
Stephen S. Romaine(f)	60	1/2019	1/1/25	12/31/28	NY	Member
Josie J. Thomas	66	1/2022	1/1/22	12/31/25	Districtwide	Independent
Anders M. Tomson	58	1/2024	1/1/24	12/31/27	NY	Member
William J. Turner, Jr. (c)	45	7/2024	7/9/24	12/31/25	NY	Member
Carlos J. Vázquez (h)	—	11/2013	1/1/22	3/31/24	PR & USVI	Member
Ángela Weyne	81	9/2017	1/1/24	12/31/27	Districtwide	Independent
(a)	Director Barrett’s term as an Independent Director was set to expire on December 31, 2024; however, she resigned from the Board on August 21, 2024 and passed away on August 26, 2024.
(b)	The Bank announced on March 15, 2024 that New York Member Director Cangemi, whose term was set to end on December 31, 2025, became ineligible to serve on the Board as of March 11, 2024.
(c)	The Bank announced on July 15, 2024 that Directors Fernández, Klein and Turner were elected by the Board effective as of July 9, 2024 to fill Member Director vacancies, with New York Member Director Klein’s term to end on December 31, 2024, Puerto Rico and U.S. Virgin Island Director Fernández’ term to end on December 31, 2025, and New York Member Director Turner’s term to end on December 31, 2025.
(d)	The Bank announced on August 20, 2024 that Director Kemly was deemed re-elected to serve as a New Jersey Member Director for a four-year term commencing on January 1, 2025.
(e)	The Bank announced on December 12, 2024 that Director Kilbourne was re-elected by the Bank’s districtwide membership to serve as an Independent Director for a four-year term commencing on January 1, 2025.
(f)	The Bank announced on December 12, 2024 that Directors Klein and Romaine were both re-elected by the Bank’s New York membership to serve as New York Member Directors for four-year terms each commencing on January 1, 2025.
(g)	The Bank announced on December 12, 2024 that Director Reid was elected by the Bank’s districtwide membership to serve as an Independent Director for a four-year term commencing on January 1, 2025.
(h)	The Bank announced on March 21, 2024 that Puerto Rico and U.S. Virgin Island Member Director Vázquez, whose term was set to end on December 31, 2025, was retiring from the Board as of March 31, 2024.

*These Independent Directors (Kilbourne and Maloney) have served as Public Interest Independent Directors throughout the entire course of their service covered by this table.

Mr. Thompson (2024 & 2025 Chair) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC) through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than 30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr. Thompson was Chairman of the Board of DTCC Deriv/SERV LLC and former Chairman of the DTCC Operating Committee. He was a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson was a member of the DTCC Management Risk Committee, where he helped oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation. Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of The Depository Trust Company (DTC) Internal Risk Management Committee. Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004. Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He also previously served on the Board of Directors of LedgerX LLC, a digital currency futures and options exchange and clearinghouse. He is currently on the Board of Directors of Precision Aerospace Group, LLC. a digital currency futures and options exchange and clearinghouse He also serves on the Board of Professional Advisors of the firm Risk Toolbox, Inc. In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson received his B.A. from Yale University and his J.D. from the University of California at Berkeley. Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Nasca (2024 and 2025 Vice Chair) has, since 2006, served as President and Chief Executive Officer and Director of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a $2.2 billion nationally chartered community focused commercial bank. Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group with increasing executive responsibilities including; Senior Vice President and Treasurer; President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York; and Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans, implementation of First Niagara’s merger and acquisition efforts, and management of its enterprise-wide risk management program. In addition, Mr. Nasca’s experience includes executive positions with Chemical Bank, Goldome FSB, and Goldome Realty Corp. He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College. Mr. Nasca is a member and past President of the Board of the Independent Bankers Association of New York State and a member of the New York Bankers Association. He is also involved in his community serving as a board member of the Canisius College Business Advisory Council of its Richard J. Wehle School of Business, Univera Healthcare, the Buffalo Urban Development Corporation, the Buffalo Niagara Partnership, and Chairman of the Board of Brothers of Mercy, Inc., a Continuing Care Community.

Ms. Acosta has served, since 2017, as Counsel at McConnell Valdés, LLC, specializing in corporate law, banking and financial institutions, commercial financing, mergers and acquisitions, reorganizations, governance, and public financing. She regularly advises national and local banks, broker-dealers, mortgage institutions, and other financial entities on complex corporate transactions and regulatory matters. Ms. Acosta’s public service experience includes serving as President of the Government Development Bank for Puerto Rico (GDB) and as Secretary of the Department of the Treasury and Chief Public Finance Officer for the Commonwealth of Puerto Rico from 2013 to 2016. During her tenure, she led efforts to restructure approximately $68 billion in public debt and provided testimony to Congress to support the passage of PROMESA, a federal law enabling Puerto Rico’s debt restructuring. She also chaired several boards and committees, including the GDB and its subsidiaries, the Economic Development Bank, the Corporation for the Revitalization of the Puerto Rico Electric Power Authority, the Puerto Rico Teachers’ Retirement System, and the 2014 Tax Reform Committee. From 2001 to 2004, Ms. Acosta served as Director of the Office of Management and Budget and as the Commonwealth’s Chief Information Officer (CIO), spearheading Puerto Rico’s first e-government transactions. She also served as the Government Authorized Representative before FEMA. Earlier in her career, she was Chief of Staff to the Mayor of San Juan, overseeing the city’s finances, public works, housing, social services, and economic development. Ms. Acosta, a certified public accountant, attorney, and notary public, has held executive positions in banking, finance, and operations, including roles as Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Corporate Risk Manager at a financial holding company encompassing commercial banking, mortgage, insurance, and investment entities. She managed banking and securities regulatory matters, including anti-money laundering, privacy, information security, regulatory examinations, asset quality, and financial restatements. She also served on ALCO, Investment, Risk Management, and Executive Committees. She began her career as a tax consultant with Price Waterhouse. Beyond her professional roles, Ms. Acosta has been actively involved in nonprofit and cultural organizations. She has been a member of the Board of Trustees of the Museum of Art of Puerto Rico for over 15 years, serving as Chair and Treasurer. She is also a member of the Board of Directors of Fundación Luis Muñoz Marín and Hospital La Concepción and a former board member of United Way Puerto Rico, where she chaired the Audit Committee. Additionally, she is an Academic Numerary of the Academia Puertorriqueña de Jurisprudencia y Legislación de Puerto Rico. Ms. Acosta holds a Bachelor of Business Administration with an accounting major and a Juris Doctor, both magna cum laude, from the University of Puerto Rico, Río Piedras. She also earned a Master of Business Administration from Harvard Business School. Her experience in law, as well as in auditing and accounting, financial management, organizational management, project management, and risk management, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Rear Admiral Barrett, USN (Ret.) was born in Buffalo, New York and was a 1989 graduate of Boston University with a Bachelor of Arts in History where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps in a ceremony aboard the USS Constitution. She holds Masters of Arts in Management from Webster University, National Security Strategic Studies from the U.S. Naval War College, and Human Resources Development from Webster University. She also earned a Master of Science in Information Management from Syracuse University. As an admiral, Danelle served as Director of Current Operations at U.S. Cyber Command, and assumed duties in 2017 as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff. In her last position in the U.S. Navy, she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700,000 personnel across a global network. An innovator, she implemented visionary digital transformation to modernize with unprecedented speed, significantly improving Navy Information Warfare capabilities. Ms. Barrett’s other tours of duty include assignments as Commanding Officer, Naval Computer and Telecommunications Area Master Station Atlantic where she directly led the largest telecommunications station in the Navy with responsibility for 2,700 people in 15 subordinate organizations worldwide; Chief of Staff, Navy Information Forces Command, U.S. Naval Forces Central Command/U.S. 5th Fleet and 2nd Fleet, Carrier Strike Group 2 and Carrier Strike Group 12 which included deployments in support of Operations Enduring Freedom in Afghanistan and Unified Response in Haiti, Multi-National Forces Iraq; Naval Computer and Telecommunications Stations in Jacksonville and Puerto Rico and Standing Joint Force Headquarters United States Pacific Command. She executed a portfolio of work that included consulting through her firm “Cyber Secure at Sea LLC”, public speaking, and writing. She was an independent director on the boards of Progressive Insurance, Protego Trust Company and ShoulderUp Technology Acquisition Corp., and was on several advisory boards for other organizations. Her personal awards included Defense Superior Service Medal and other military decorations, Federal 100 winner 2010; Armed Forces Communications and Electronics Association Women in Leadership Award 2014; Women in Technology Leadership Award 2017 and the Executive Women’s Forum Women of Influence Award 2019. Ms. Barrett earned the National Defense University Chief Information Officer and Information Security certifications and published 35 articles. She was the author of the recent book “Rock The Boat: Embrace Change, Encourage Innovation and Be a Successful Leader”. Rear Admiral Barrett’s organizational management, project development and risk management experience, as well as her experience in cybersecurity and digital transformation, as indicated by her background described above, supported her qualifications to serve on our Board as an Independent Director. Ms. Barrett resigned from the Board on August 21, 2024 and passed away on August 26, 2024.

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

Mr. Fernández is President, Chief Executive Officer and Chairman of the Board of Directors of OFG Bancorp (OFG) and its primary subsidiary, FHLBNY member Oriental Bank (Oriental). He also is Chairman of the Board of Directors of OFG’s other major subsidiaries – Oriental Financial Services and Oriental Insurance. From 1991, when he joined Oriental, until 2004, when he was named President and CEO, Mr. Fernández managed all of the company’s core businesses. (He became OFG’s Vice Chairman in 2008 and Chairman in 2024.) Since leading OFG, Mr. Fernández has significantly expanded Oriental’s stature and capabilities through organic growth and three major acquisitions: Puerto Rico’s Eurobank in 2010, BBVA’s Puerto Rico operations in 2013, and Scotiabank’s Puerto Rico and US Virgin Islands operations in 2019. Starting as the 9th largest bank in 2004, Oriental has become the challenger institution among the three remaining Puerto Rico banking institutions, with No. 2 and 3 market shares in retail and commercial banking, and wealth management, respectively. In so doing, Oriental has led the local banking and financial services industry with the introduction of innovative customer-facing digital technology, providing unparalleled levels of convenience and value-added service. Mr. Fernández also devotes considerable time and effort to organizations focused on the economic, environmental and educational development of Puerto Rico. From 2015-2018, he was Chairman of the Board of Trustees of Universidad del Sagrado Corazón, one of the oldest Catholic educational institutions in Puerto Rico. From 2011-2016, Mr. Fernández served as a member of the Federal Reserve Bank of New York’s Community Depository Institutions Advisory Council. From 2013-2015, he was President of the Puerto Rico Bankers Association. Since 2008, Mr. Fernández has been a member of the Business Advisory Board of the University of Notre Dame’s Mendoza School of Business, and a Member of the Advisory Board of Puerto Rico Conservation Trust. In October 2020, Mr. Fernández was named a NACD Board Leadership Fellow. In November 2023, Mr. Fernandez was recognized by the American Banker magazine as the “Community Banker of the Year”. Mr. Fernández holds a Bachelor of Science degree from the University of Notre Dame in South Bend, Indiana and a Master of Business Administration from the University of Michigan in Ann Arbor, Michigan.

Mr. Fisher is Chairman, President and Chief Executive Officer of Tioga State Bank, N.A., an FHLBNY member, and its holding company, TSB Services, Inc. A fifth-generation community banker, Mr. Fisher began working at Tioga State Bank during the summers of high school and college. He has worked in the bank full time in various positions since 1992, after returning from service in the United States Air Force as a navigator, and became President and CEO in 2003. In addition to his work at the bank, Mr. Fisher has committed himself to advocacy on behalf of the community banking industry as an engine of local prosperity. He served as chairman of the Independent Community Bankers of America (ICBA) in 2021 and 2022 and continues to serve the organization in numerous leadership roles. He is a member of their Board of Directors, and Federal Delegate Board. He serves on a number of other committees, including the Nominating, Policy Development, ThinkTECH Selection, Digital Assets and FHLB Taskforce committees. Mr. Fisher testified before Congress on behalf of ICBA on three occasions between 2017 and 2021 on issues of importance to the industry, including regulatory relief and the Paycheck Protection Program. As a member of ICBA’s FHLB Task Force, Mr. Fisher was active in developing and articulating the group’s policy toward the Federal Home Loan Banks. In addition to ICBA, Mr. Fisher has been active at the state level as a current board member and past chairman of the Independent Bankers Association of New York State. He has served on the New York Bankers Association Board of Directors and chaired committees, including the Retail and Small Business Committee and New York Bankers Service Corporation. Mr. Fisher also served on the New York State Banking Board from 2007 to 2011. In addition to his banking affiliations, Fisher was a recent chairman of the Lourdes Ascension Hospital in Binghamton, NY, and is a current board member of The Guthrie Clinic in Sayre, PA. He sits on the board and audit committee of Pursuit, formerly known as the New York Business Development Corporation. Mr. Fisher also founded and serves as President of the TSB Foundation, a charitable foundation dedicated to supporting organizations that improve quality of life in the communities of the Southern Tier of New York and northern Pennsylvania. Mr. Fisher holds a BS in Finance from the University of Notre Dame and is a graduate of the Stonier Graduate School of Banking.

Mr. Huber is the President of Huber Advisory Services, which provides consulting and executive coaching services to clients in the healthcare and insurance industries. He served through the end of 2018 as Senior Vice President and Chief Financial Officer of Horizon Blue Cross Blue Shield of New Jersey (Horizon), which is New Jersey’s largest health insurer. He had been with Horizon since 2002 and served as Vice President of Finance before being promoted to CFO in 2012. Mr. Huber was formerly an audit partner in Arthur Andersen’s Financial Services practice in Metro New York, where he served clients in the insurance and banking industries. Mr. Huber has a Bachelor’s degree in Accounting from Lehigh University and is a CPA. Mr. Huber serves on the Board of Trustees of the New Jersey Symphony Orchestra. He served on the board of the New Jersey Economic Development Authority and was Chair of the Loan Committee and the Audit Committee. Mr. Huber’s auditing and accounting and financial management experience support his qualifications to serve on our Board as an Independent Director.

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

Mr. Klein has served as President & CEO since 2017, and Chairman, President & CEO since 2021, of FHLBNY member Northfield Bank (Northfield), whose home office is in Staten Island, New York. Mr. Klein is responsible for leading strategic planning and execution related to lending, deposit gathering, technology deployment, risk management, customer and employee experience, and branding. He is a member of the New York Bankers Association, a member of the ABA Government Relations Council, and previous committee member of the ABA Community Bankers Council. Mr. Klein also is a board member of the New Jersey Bankers Association and immediate past Chair. He is the President and a Trustee of the Northfield Bank Foundation, whose mission is to promote charitable purposes within the communities Northfield operates, focusing its efforts on projects to support education, health and human services, youth programs, and affordable housing. Mr. Klein also serves as a Director and Executive Committee member of the Staten Island Economic Development Corporation, a Director of the Brooklyn Chamber of Commerce, and a Trustee, Executive Committee Member and Audit Chair of the Richmond University Medical Center. He is a Certified Public Accountant, and a member of the AICPA. Mr. Klein earned a Bachelor of Science degree in Business Administration from Montclair State University.

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

Mr. Martin is, as of January 1, 2022, Executive Chairman of Provident Financial Services, Inc. and of its subsidiary and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank. He was first elected as Chairman in 2010, served as Chief Executive Officer from 2009 until December 31, 2021, and served as President from 2004 through mid-2020. He has been in the banking industry for over 40 years. Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst. Mr. Martin previously served on the board of directors of the New Jersey Bankers Association. In addition, he served on the Federal Reserve Community Depository Institutions Advisory Council. He was a member of the Government Relations Council of the American Bankers Association. He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves on the board of trustees and the executive, advancement and investment committees of Elon University, and is a past president of the alumni board. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $32 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania. Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, and Project Live. Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds an MBA from Monmouth University.

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

Ms. Reid has, since 2019, been a partner in Troutman Pepper Locke LLP’s White Collar Group and, within that group, she co-chairs the law firm’s Securities Regulatory, Litigation & Investigations team. She focuses her practice on government and securities regulatory investigations, financial services litigation, commercial litigation, and corporate compliance. Drawing on her experience in government service and private practice, Ms. Reid regularly represents corporations and individuals in investigations conducted by the Securities & Exchange Commission, the Department of Justice, the Financial Industry Regulatory Authority, and other government and regulatory agencies. Ms. Reid has successfully defended several high-profile SEC investigations and enforcement proceedings involving a wide range of significant issues, including insider trading, accounting fraud, market manipulation, and broker-dealer sales practice violations. Prior to entering private practice, Ms. Reid was a branch chief and staff attorney in the New York Regional office of the Securities & Exchange Commission’s Division of Enforcement, where she investigated and litigated a wide range of securities enforcement matters. Ms. Reid also represents clients in complex financial services and commercial litigation matters, in both federal and state courts. She has achieved favorable outcomes in cases involving fraud, breach of contract, breach of fiduciary duty, misrepresentation, and tortious interference. She has also successfully defended clients in large scale arbitration proceedings, both through the Financial Industry Regulatory Authority and the American Arbitration Association. She received her B.A. (in 1992) and J.D. (in 1995) degrees from Boston University.

Mr. Robbins is the Chairman and Chief Executive Officer of FHLBNY member Valley National Bank (NASDAQ: VLY). He joined Valley in 1996 as part of the Bank’s Management Associate Program and has grown along with the company. From college student to thought leader, his twenty-plus year career at Valley has seen him through several key positions where his invaluable contributions have helped shape Valley’s growth and success. As CEO, Ira has led Valley into the future while keeping true to the company’s roots as a local bank. In an ever-evolving digital and mobile world, Ira and the rest of Valley’s leadership team strive to create a stronger, faster, more efficient, and more responsive organization. His vision for success is building a purpose-driven organization which includes embracing innovation, being customer-centric, promoting social responsibility, and empowering Valley’s associates. Ira earned his Bachelor of Science degree in Finance and Economics from Susquehanna University, his MBA in Finance from Pace University and is a graduate of Stonier Graduate School of Banking. He is a Certified Public Accountant in New Jersey and a member of both the New Jersey Society of Certified Public Accountants and the American Institute of Public Accountants. Ira serves on the board of the Mid-Size Bank Coalition (MBCA), the New Jersey Bankers Association, the New York Bankers Association, and the Federal Home Loan Bank of New York (FHLBNY). He previously served on the board of the American Bankers Association. He also serves on the board of the Jewish Vocational Service of MetroWest NJ (JVS). Ira takes great pride in community outreach and is an active supporter of several other philanthropic organizations in his community as well.

Mr. Romaine currently serves as Chair and Chief Executive Officer of FHLBNY member Tompkins Community Bank (“TCB”) and has served as Director, President and Chief Executive Officer of TCB’s holding company, Tompkins Financial Corporation (“TFC”), since January 2007. TCB retained the charter of member Tompkins Trust Company (“TTC”) and consolidated former members Tompkins Mahopac Bank (“TMB”) and Tompkins Bank of Castile (“TBOC”) in January 2022, each of what was wholly owned by TFC. At that time, he assumed the role of Chief Executive Officer of TCB and remained a Director, later becoming Chair of TCB in April 2024. He also served as a Director of TMB from January 2003 and TTC and TBOC from January 2007, until their consolidation. He also chaired TTC from May 2014 until December 2021. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His current civic involvement includes service as a member of the Board of Directors of the Legacy Foundation of Tompkins County, with recent involvement on the boards of local Ithaca, NY educational and historical institutions.

Ms. Thomas was an Executive Vice President at CBS Corporation (later CBS) beginning in 2014 through February 2020 and served on CBS’s senior leadership team for more than 20 years. She was also an advisor to senior management at ViacomCBS Inc. prior to her retirement in August 2020. Among other functions, Ms. Thomas managed budgets across functions and worked closely with business units with a focus on efficiencies across the enterprise. Previously, Ms. Thomas served as head of Business Affairs for CBS News where, as an attorney, she was the principal negotiator of content expansion and talent contracts. Ms. Thomas also transformed the CBS News archives into a profit center. Ms. Thomas is a graduate of Harvard University with honors and received a J.D. degree from the University of California, Berkeley, School of Law. Ms. Thomas has been a member of the New York State Bar since 1984 and began her legal career specializing in litigation and intellectual property law before joining CBS as Broadcast Counsel in 1986. Her leadership at nonprofit organizations is wide ranging and included positions as Treasurer and National Board Executive Committee member of the Alliance for Women in Media, with audit, risk assessment and governance responsibilities, where she served on its Foundation board ending in 2024. She was Chair of the Grants, Education and Policy Committee of Komen NYC Race for the Cure and Chair of the NAACP Spingarn Award committee in 2010 and again in 2018. She was also Board Chair of the Institute for Advanced Journalism Studies at North Carolina A&T, and served on the Board of Visitors of Howard University’s School of Communications from 2005 to 2022. Ms. Thomas has received numerous awards and honors, including the Congressionally recognized Ellis Island Medal of Honor, and was recognized by the Financial Times in 2021. Ms. Thomas’ legal, regulatory and organizational management experience supports her qualifications to serve on our Board as an Independent Director.

Mr. Tomson has been President and Chief Executive Officer of FHLBNY member Chemung Canal Trust Company (CCTC) and its holding company Chemung Financial Corporation (CFC) since December, 2016. From July 2015 to December 2016, Anders held the title of President and Chief Operating Officer of the bank. From 2010 to November 2016, he also served in the role of President of Capital Bank, and was instrumental in facilitating the 2011 merger and integration of Capital Bank by CCTC and its market penetration into the Capital Region of the State. Anders leads the CCTC Executive Management Team and is a Director on the boards of CCTC and Chemung Financial Corporation, the bank’s parent holding company. CCTC, headquartered in Elmira, is New York State’s oldest locally-owned and managed community bank. Founded in 1833, CCTC is a full-service financial institution, with over 330 employees working from 30 offices in 14 New York counties and Bradford County, PA. At December 31, 2024, the bank reported $2.8 billion in assets. CCTC also provides a full-service Wealth Management division, which at December 31, 2024, included $2.2 billion in assets under management or administration. CCTC is the wholly owned subsidiary of Chemung Financial Corporation, a publicly traded corporation (Nasdaq: CHMG). CFC is also the parent of both CFS Group, Inc., a financial services subsidiary offering non-traditional services including mutual funds, annuities, brokerage services, tax preparation services and insurance, and CCTC Funding Corp., a real estate investment trust, where Prior to joining CCTC and Capital Bank, Anders was the Division Executive for commercial real estate in New York State for RBS Citizens Bank. Anders began his commercial real estate lending career for the Community Preservation Corporation (CPC) where he last served as Senior Vice President and Regional Director. A certified Community Development Financial Institution (CDFI), CPC is a New York City based not-for profit affordable housing and community revitalization finance company. Throughout his career, Anders has been very involved in healthcare, economic and community development initiatives throughout New York State. Currently, Anders is involved in board or advisory capacities with The Independent Bankers Association of New York State, New York Bankers Association, Capitalize Albany Corporation and the Albany Medical Center. Anders graduated from Cornell University with a Bachelor of Arts in 1989.

Mr. Turner is (since December of 2022) a Senior Vice President of FHLBNY member Metropolitan Life Insurance Company (“MetLife”) as well as Managing Director and head of MetLife’s Capital Markets Group. The Capital Markets Group is a fully integrated business that manages both the sourcing of assets alongside the creation and issuance of investment product liabilities. It is a centralized team focused on actively managing spread margin businesses within a disciplined asset liability management framework. Mr. Turner started his career with MetLife in 2000 and he has served in various capacities throughout the enterprise; prior to becoming a Senior Vice President of MetLife in 2022, he served as a Vice President. After helping construct MetLife’s strategic sourcing capabilities in Corporate Procurement as well as building the enterprise-wide IT Governance framework in Finance, he transitioned to Investments in 2007 working as both a portfolio and product manager as well as directed the firm’s asset allocations. In 2008, he joined the Capital Markets Investments Products (“CMIP”) team, eventually becoming head of CMIP in 2016, co-head of the Capital Markets Group in 2020, and head of the Capital Markets Group since 2022. Mr. Turner serves on the ACLI-FHLB Working Group. As a father of two active children, he can be found many nights and weekends on the soccer pitch or lacrosse field watching and/or coaching sports. Mr. Turner received his undergraduate degree from Syracuse University and his MBA from Columbia Business School.

Mr. Vázquez served from April 2004 through March 2024 as Senior Executive Vice President of Banco Popular de Puerto Rico (BPPR), Puerto Rico’s largest bank and a member of the FHLBNY. He also served as director of BPPR from October 2011 to July 2021. From September 2010 until September 2014, he was President of Popular Bank (PB), a New-York chartered bank and member of the FHLBNY; from October 2010 through March 2024, he served as a director of PB. In 2013, Mr. Vázquez was named Executive Vice President and Chief Financial Officer of Popular, Inc., the bank holding company of BPPR and PB, serving in that position through March, 2024. Mr. Vazquez retired from all of the aforementioned Popular-related positions at the end of March, 2024 and left the FHLBNY’s Board at that time. Mr. Vázquez holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York, from which he graduated on the Dean’s List and as a member and officer of Chi Epsilon, the National Civil Engineering Honor Society. He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Ms. Weyne was the Commissioner of lnsurance for the Commonwealth of Puerto Rico from January 2013 through December 2016, appointed by former Governor Alejandro Garcia Padilla. While Commissioner, Ms. Weyne served as Vice President of the board of the Puerto Rico State Insurance Fund Corporation and of the Puerto Rico Health Insurance Administration, and she presided over the board of the Puerto Rico Automobile Accident Compensation Administration. She was also a member of various committees of the National Association of Insurance Commissioners and also a member of the Association of Latin American Insurance Superintendents Association. Ms. Weyne’s accomplishments during her over 50 years of experience in the insurance sector, which started as an actuary in the Office of the Commissioner of Insurance, have included presiding a premium finance company, a claims adjusting firm, a managing general agent of which she later became owner, and presidencies of both life and disability and property and casualty companies and the presidency of the largest bank owned insurance agency in Puerto Rico. She was also president of the first reinsurance company incorporated in Puerto Rico and served as president of two health maintenance organizations. Ms. Weyne received her bachelor’s degree in mathematics from the University of Puerto Rico, where she also taught mathematics. Among the entities where she has served as a board member are the Puerto Rico Chamber of Commerce, the Puerto Rico Association of Insurance Companies, the Universidad Central del Caribe, the Trust of the Supreme Court of Puerto Rico, the Puerto Rico Chapter of the World Presidents Organization as well as the Tourism Scholarship Foundation and the School of Architecture of the University of Puerto Rico, and the MMM Foundation, where she served as the Board Chair in 2022. She has also received numerous awards and recognitions such as the Top Management Award from the Sales and Marketing Association of Puerto Rico, Outstanding Woman in Business Award from the Puerto Rico Chamber of Commerce, Outstanding Woman Award from the Girl Scouts of America, and Successful Woman of the Year Award from El Nuevo Dia Newspaper. She was also named National Judge for the Ernst & Young Entrepreneur of the Year Award program. Presently, Ms. Weyne is a consultant and serves as a member of the advisory board of Rafael J. Nido, Inc. Ms. Weyne’s many skills, including in particular, her organizational and financial management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Information about our Executive Officers

The following sets forth the executive officers of the FHLBNY who, unless otherwise specifically noted in the below footnotes, served during the period from January 1, 2024 through the date of this annual report on Form 10-K. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/21/25	3/21/2025	Bank Since	Member Since
Randolph C. Snook*	President & Chief Executive Officer (“CEO”)	64	02/01/25	02/01/25
José R. González**	Senior Advisor to the President and CEO	70	10/15/13	10/15/13
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	57	09/22/08	07/12/16
Edwin Artuz***	Senior Vice President, Chief Administrative Officer and Director of Diversity and Inclusion	—	03/01/89	01/01/13
Vikram S. Dongre	Senior Vice President, Chief Capital Markets Officer	49	02/22/16	07/15/23
Adam S. Goldstein	Senior Vice President, Chief Business Officer	51	07/14/97	03/20/08
Kevin M. Neylan	Senior Vice President, Chief Financial Officer	67	04/30/01	03/31/04
Shatayu P. Pandya	Senior Vice President, Chief Risk Officer	49	02/27/17	12/15/23
Michael L. Radziemski	Senior Vice President, Chief Information Officer	63	07/15/19	01/01/20
Michael A. Volpe****	Senior Vice President, Head of Bank Operations	57	12/22/86	10/01/19
Jonathan R. West	Senior Vice President, Chief Legal Officer (Ethics Officer)	68	05/01/15	05/01/15

*Became FHLBNY President and CEO, 2/1/25

**Served as FHLBNY President and CEO, through and until 1/31/25; became Senior Advisor to the President and CEO 2/1/25

***Left FHLBNY employment on 7/1/24.

****Left FHLBNY employment on 7/25/98; rehired on 10/23/06.

Mr. Snook has served as President and Chief Executive Officer of the Federal Home Loan Bank of New York since the beginning of February, 2025. Prior to joining the FHLBNY, he served as the Chief Executive Officer of the Office of Finance starting in January 2019. Mr. Snook has more than three decades of experience in the securities industry. From August 2005 to December 2018, he served as the Executive Vice President of Business Policies & Practices for the Securities Industry and Financial Markets Association (SIFMA), where he was responsible for overseeing SIFMA’s three U.S. business groups - Capital Markets, Private Client, and Asset Management - as well as Technology and Operations, Research, and Member Engagement. Prior to joining SIFMA, Mr. Snook held several senior positions at Goldman Sachs, including co-head of the Credit Capital Markets New Issue Desk and co-head of the Corporate Bond Business Unit. Mr. Snook serves on the Council of Federal Home Loan Banks and on the Board of Directors of the Office of Finance. He is also a member of the Resolution Funding Corporation Directorate. Mr. Snook holds a B.S. in Civil Engineering and an M.B.A., both from Rensselaer Polytechnic Institute.

Mr. González was appointed President and Chief Executive Officer of the Federal Home Loan Bank of New York on April 2, 2014 and he served in this role through the beginning of February, 2025, at which time he became Senior Advisor to new President and Chief Executive Officer Randolph C. Snook. He will serve in that new role through and until April 4, 2025. Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President and Chief Operating Officer. Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013. Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.). From August of 2016 to August of 2020, Mr. González served as a member of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010. From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander. After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations. He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989. He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

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

Mr. Artuz served as Chief Administrative Officer and Director of Diversity & Inclusion from January 1, 2022 through mid- 2024 and his service at the Bank ended on July 1, 2024. Mr. Artuz previously served as the Head of Corporate Services and Director of Diversity & Inclusion beginning on July 1, 2014. Mr. Artuz directed the management of the Bank’s Office of Minority and Women Inclusion to ensure that regulatory requirements are met and exceeded. Mr. Artuz also provided overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations. These activities and operations included the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, succession planning, employee communications, and external and internal Human Resources information systems services. Mr. Artuz had the responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits and succession planning. Mr. Artuz also provided strategic direction and leadership to the organization’s Corporate Real Estate departments to ensure efficient and effective management of the firm’s physical resources. Mr. Artuz holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island. Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

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

Mr. Goldstein was named Chief Business Officer in December of 2015. In this role, he leads the Bank’s Business Lines ,including Member Relations, Marketing and Corporate Events, Membership and Research, Member Service Desk, the Mortgage Asset Purchase Programs and the recently developed Member Credit Department. Goldstein creates and manages housing and community economic programs under the Community Support Activities Budget. Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing. Mr. Goldstein joined us in June 1997 and has held a number of key positions in other areas. He has been a member of the FHLBNY’s Management Committee since 2008. He serves on many of the FHLB System Committees and is the Chairman of the GSIB Task Force and leads the In-District Regulatory Outreach efforts. He also serves on many of the FHLBNY’s internal Committees and created the Products, Services and Membership Committee and the FHLBNY’s Leadership Framework. He is a co-sponsor leading the FHLBNY’s Corporate Strategy, where he leads the development and execution of the strategic plan and new initiatives. He is a co-leader of the FHLBNY’s legislative affairs at the State and local level. He speaks at a variety of trade conventions and conferences, engages bond investors and provides a multiple training sessions for national and local regulatory agencies. He also leads FHLBNY member trade organization relations. Mr. Goldstein is a member of the American FinTech Council and a member of their Community Advisory Board. In addition to an undergraduate degree from the State University of New York at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Management Excellence from the Harvard University School of Business, in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University and in Finance from The New York Institute of Finance. He is also a trustee on the Board of the Kennedy Child Study Center and Chairman of their Finance Committee and former Chairman of their Audit Committee.

Mr. Neylan became Chief Financial Officer on March 30, 2012. Mr. Neylan is responsible for overseeing the Bank’s Accounting, Management Reporting, Strategic Planning and Human Resources functions. He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001. Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011. Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms. He holds a M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Mr. Pandya is the Chief Risk Officer of the FHLBNY and oversees the risk governance framework including risk culture, risk appetite, and the FHLBNY’s risk management systems. Shatayu joined the Bank in 2017 as VP/Director of Financial Risk Management was promoted to First VP/Director of Financial Risk Management and Credit Risk Analytics in January of 2020, and became the Acting Risk Officer in December of 2023. His pre-FHLBNY experience included senior roles as a risk manager on trading desks at Deutsche Bank, JP Morgan, and CitiBank with a specialization in securitized, complex credit and rates products in G10 and Emerging Markets. Shatayu also has deep experience with Trading and Risk Technology, Model Risk Management and Risk Governance, CCAR, DFAST, Volcker, and Basel Market/Liquidity Risk regulations. He holds a double bachelor’s degree in finance and information technology from NYU’s Stern School of Business and holds a CFA charter. As Director of Financial Risk Management and Credit Risk Analytics, Shatayu demonstrated his extensive markets knowledge and provided strong leadership to the Bank’s asset and liability management. He has supported the team through major market changes and been the driver for many Risk, Technology and Modelling improvements that have enabled the Bank to better serve its members.

Mr. Radziemski was named Senior Vice President and Chief Information Officer on January 1, 2020. In this role, he directs and oversees several functions including Information Technology, Information Security, Business Continuity Planning, Vendor Management, Records Management, and Corporate Real Estate. Mr. Radziemski joined the FHLBNY in July 2019 as Deputy Chief Information Officer. Prior to joining the FHLBNY, he spent over 30 years working in information technology in the financial services industry, including senior technology leadership roles at Bankers Trust, MetLife, CitiGroup, and Lord, Abbett & Co., LLC (Lord Abbett). His last full-time role before joining the FHLBNY was as Chief Information Officer at Lord Abbett, from March 2003 until July 2016. After Lord Abbett, he did management consulting work as a Partner for Fortium Partners from July of 2017 until joining the FHLBNY. He received a B.Sc. in Operations Research and Industrial Engineering from Cornell University, and a M.S. in Industrial Engineering from Stanford University.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2024 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: David R. Huber (Chair), Thomas J. Kemly (Vice Chair), Melba I. Acosta, Robert M. Fisher, Steven A. Klein, Christopher P. Martin, Gerald L. Reeves, Ghillaine A. Reid and Anders M. Tomson.

Audit Committee Financial Expert

Our Board of Directors has determined that David R. Huber of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics. In this regard, the Board has adopted a Code of Business Conduct and Ethics (Code) that applies to the members of the Board, as well as our principal executive officer, principal financial officer and principal accounting officer and all other employees. The Code is posted on the Corporate Governance Section of the FHLBNY’s website at https://www.fhlbny.com. We intend to disclose changes to or waivers of the Code by filing a Form 8-K and/or by posting such information on our website. Information on our website, or that can be accessed through our website, does not constitute a part of this annual report.

Insider Trading Policy

The Bank is cooperatively owned. Our member institutions (and, in limited circumstances, our former member institutions) own our capital stock. No individuals (including our directors, officers and employees) may own our capital stock.

Our capital stock can only be acquired, redeemed or repurchased at a par value of $100 per share. Our capital stock is not publicly traded, and no market mechanism exists for the disposition of our capital stock outside our cooperative structure. Members must purchase and maintain capital stock in our Bank as a condition of membership and may be required to purchase additional stock in order to transact advances, AMA and/or letters of credit activity with us. Transactions in our capital stock are governed by applicable regulatory requirements and the Bank’s Capital Plan (for more information on the Bank’s capital plan see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings).

In addition to the Bank’s cooperative structure, the Bank’s primary source of funding is the issuance of debt securities, which are consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public. The Bank therefore has adopted an Insider Trading Policy aimed at promoting compliance with insider trading laws, rules, and regulations applicable to the Bank and believes that this policy is reasonably designed to promote compliance with such insider trading laws, rules, and regulations. This policy is included in the Bank’s Code of Business Conduct and Ethics, which is filed as Exhibit 19.01 to this Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

I.	Introduction

This section describes and analyzes the Bank’s 2024 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and other most highly compensated executive officers who were serving as executive officers on December 31, 2024. The Bank’s NEOs during 2024 have been identified as: 1) José R. González (President and Chief Executive Officer); 2) Kevin M. Neylan (Senior Vice President and Chief Financial Officer); 3) Shatayu P. Pandya (Senior Vice President and Chief Risk Officer); 4) Vikram S. Dongre (Senior Vice President and Chief Capital Markets Officer); and 5) Michael L Radziemski (Senior Vice President and Chief Information Officer).

In addition to the foregoing, Mr. Edwin Artuz (Senior Vice President and Chief Administrative Officer and Director of Diversity & Inclusion) was also determined to be an NEO for purposes of this report even though employment with the Bank ended on July 1, 2024.

President and Chief Executive Officer Mr. Randolph C. Snook commenced employment at the Bank at the beginning of February 1, 2025 and as such is not included as an NEO for purposes of this report.

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

c)2023 Total Rewards Study Results

In accordance with the Board-approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness in the context of recruitment and retention.

In March 2023, the C&HR Committee engaged a benefits and compensation consultant, Willis Towers Watson (“Towers”), to perform a broad and comprehensive review of the Bank’s Compensation Policy and Total Rewards program for all employees including NEOs, and present recommendations to the C&HR Committee. The Bank conducted a competitive bid process with experienced compensation and benefits consulting firms that resulted in the C&HR Committee engaging Towers as the compensation and benefits consultant to perform the review.

The compensation and benefits consultant’s review of the Bank’s Compensation Policy was presented to the Board in June 2023. The results of the review indicated that:

●	Targeting base salaries above the 50th percentile may be necessary to close the compensation gap for Management Committee executives (including NEOs);
●	The Regional/Commercial Banks $20B-$65B asset size for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) remains applicable for establishing competitive pay levels;
●	Certain roles or skillsets may require more flexibility to benchmark above the 50th percentile; and
●	Additional benchmarking data for organizations with $100B or less in assets will provide additional industry perspective on the market.

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

AgFirst	Deutsche Bank	M&T Bank
Ally Financial	East West Bank	Morgan Stanley
Associated Banc-Corp	Fifth Third	State Street
Bank of America	First Citizens Bank	Synovus
Barclays	First Financial Bancorp	UBS
BNP Paribas	First Midwest Bancorp	Valley National Bank
Capital One Financial	First National of Nebraska	Webster Bank
CIBC Bank USA	Goldman Sachs	Wells Fargo
Citigroup	HSBC	Western Alliance Bancorp
City National Bank	Huntington	Wintrust
Comerica	JPMorgan	Wintrust Financial
Cullen Frost Bankers	KeyCorp	Zion’s Bancorporation

d)Our Compensation Policy

The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. The Board approved an updated Compensation Policy as a result of the 2023 Total Rewards Study discussed in Section II below, which was in effect for all compensation decisions made during 2024 and includes the following:

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

a)2024 Compensation Benchmarking

For the year 2024, Aon McLagan (“McLagan”) , a compensation consulting firm, analyzed compensation benchmarks for all NEO compensation decisions effective January 1, 2024, using: (a) the Bank’s Compensation Policy, previously approved by the Board in June 2023 (details of which are provided above), and (b) the August 28, 2023 supervisory letter issued by the Finance Agency that provided guidance about NEO and director compensation. The Bank received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases effective January 1, 2024 for the NEOs, based upon the results of this compensation benchmarking analysis by McLagan.

A representative list of the Bank’s peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

b)Market Data Participants — Commercial Banks used for 2024 market pay analysis:

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

In addition, the FHLBanks were included in the 2024 compensation benchmarking analysis.

2023 Total Rewards Study

In March 2023, after conducting a competitive bid process with top compensation and benefits consulting firms, the C&HR Committee engaged Towers, to perform a broad and comprehensive review of the Bank’s Compensation Policy and Total Rewards program for all employees including NEOs, and present recommendations to the C&HR Committee.

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

For the compensation component, the compensation and benefits consultant used job-level market data from proprietary Financial Services surveys and jobs from five designated tiers, including NEOs and Management Committee members. Specific Bank peer groups were included in the Total Rewards Study based on their available data and alignment with the June 2023 Board-approved Compensation Policy, as described above.

c)Services Provided by Compensation and Benefits Consultants

Consultant	Services	Amount
Willis Towers Watson	Compensation Consulting	$66,000
	Insurance Placement	$118,000
McLagan	Director Compensation Benchmarking	$57,000
Aon	Investment Strategy Review: Non-Qualified DB Plan	$26,000
	Actuarial Services- Retiree Welfare Plan	$42,000

The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2024. While the C&HR Committee has concluded that no conflict of interest was created by management’s engagement of Towers or McLagan for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.

III.    IC Plan

a)Overview of the 2024 IC Plan

The objective of the Bank’s 2024 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2024 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2024 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees hired on or before October 31, 2024 were eligible to participate in the 2024 IC Plan. Awards under the 2024 IC Plan were calculated based upon performance during 2024 and paid to participants on March 14, 2025.

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

The 2024 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold)
80% (Target)
100% (Maximum)
Other NEOs	30% (Threshold)
50% (Target)
75% (Maximum)

The 2024 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:

●	A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;
●	An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and
●	Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

1.Financial/Return Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Return Component- Dividend Capacity as forecasted in the 2024 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	30%	7.37%	8.19%	9.42%	9.35%

2.Risk Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Risk Component -The 2024 Bank-wide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%	1	2	3	2
The three metrics are:
1) Capital Protection: This measure seeks to ensure members paid in capital stock are protected from potential and plausible losses. Measured as the MVE/TS ratio, this measure is defined as the quotient from dividing the Market Value of Equity (MVE) by the amount of Total Capital (TS) outstanding and is measured monthly (last business day);	Each metric will be evaluated individually based on the proposed threshold, target, and maximum level determined by the average of the results of the 3 goals via a point system.		1	2	3	2
2) Earnings Stability: The goal measures the change in the projected earnings represented as the dividend rate over a four-quarter horizon measured by the worst of 16 scenario shocks. The metric seeks to ensure earnings stability by limiting downside risk to base forward rate forecasts from the 16 scenarios; and			1	2	3	2
3) Operational Exceptions: The health of the Bank’s operational control environment is represented by the aggregate number of risk events and the economic losses (i.e., an out-of-pocket loss without consideration of any insurance recoveries).			1	2	3	3

3.Mission and Membership Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Voluntary Program-First Time Homebuyers	To promote homeownership to moderate-income households where the regulated HDP program ends (AHP Set-Aside).	30%	52%	57%	62%	51.5%
Fostering Strategic Partnerships	By bringing together disparate organizations and stakeholders, the FHLBNY will act as a convenor, facilitator, and/or participant in meetings, industry events, or conversations organized to explore possible resolutions to or innovations around current and emerging District needs.		3	4	6	7
2024 Acquired Member Assets Low- Income Mortgage Purchased Through Mortgage Asset Program (“MAP”)	The FHFA’s Federal Home Loan Bank housing goal regulation establishes annual requirements for FHLBank’s Acquired Member Assets (“AMA”) activity		22.0%	24.0%	26.0%	25.8%

4.Organizational Effectiveness Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Organizational Effectiveness Goal will focus on two key tenets that are related to the success of the Bank’s approved Strategy:
(1) Technology Strategy	Achievement of 12 identified milestones and corresponding criteria across the total # of work efforts which have meaningful contribution to each work effort.	7.50%	6	8	10	10
(2) Culture – Enhancing Diversity & Inclusion: Distributed Leadership (DL)	Allow for four opportunities per year for managers to encourage decision making at all levels per the Distributed Leadership principles.	7.50%	69	92	115	147

*The “Risk” goal weighting for participants employed in the Bank’s Risk Management Group (including Mr. Pandya) is 30% with the “Financial/Return” Goal portion at 25%.

The weighted average of all group results for Bankwide goals, including Risk Management, (and excluding Internal Audit) for 2024 was 52.5% above target. The weighted result for Risk Management was 51.0%. Payments are interpolated between the target and maximum amounts.

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

These plans are discussed below.

a) Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the DB BEP. A provision of an amount equal to 8% of the prior year’s base pay and total communicated incentive award to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There was one NEO who qualified for this benefit: Mr. Artuz.

b) DB Plan

The DB Plan is an Internal Revenue Code (“IRC”) qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

The Bank’s qualified Defined Benefit retirement plan offers five benefit tiers (summarized below) and the actual package offered to the NEO depends on the employee’s age and date of hire. The retirement benefit is payable in certain cases in lump sum or by a life annuity based on an average earnings calculation, taking the benefit multiplier factor times the participant’s years of benefit service, not to exceed 30 years. A vested employee may take early retirement starting at age 45. The “Rule of 70” adds a participant’s age and years of service. Depending on the DB plan tier, early retirement benefits are reduced based on this calculation.

For calendar year 2024, only salary earned up to $345,000 can be considered when determining payments under the qualified DB Plan. This compensation limit is adjusted annually by the IRS. Annual benefits paid out by the DB Plan are also subject to IRC limits which vary by age and benefit payment option selected.

Provisions	Tier A	Tier B	Tier C	Tier D	Tier E

	Plan participants who attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants who have not attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants on or after July 1, 2008 and prior to July 1, 2014	Plan participants enrolled on or after July 1, 2014 and prior to July 1, 2024	Plan participants Enrolled on or after July 1, 2024

Benefit Multiplier	2.5%	2.5% prior to June 30, 2008 2.0% after July 1, 2008	2.0%	1.5% prior to June 30, 2024 2.0% after July 1, 2024	2.0%
Final Average Pay Period	High 3-year of base salary, plus incentives	High 3-year of base salary, plus incentives (for benefit Service accrued prior to June 30, 2008) High 5-year of base salary, plus incentives (for benefit service accrued after July 1,2008)	High 5-year of base salary, plus incentives	For benefit service prior to June 30, 2024 – High 5-year of base salary only For benefit service after July 1, 2024 - High 5-year of base salary only	High 5-year of base salary, plus incentives

Provisions	Tier A	Tier B	Tier C	Tier D	Tier E

	Plan participants who attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants who have not attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants on or after July 1, 2008 and prior to July 1, 2014	Plan participants enrolled on or after July 1, 2014 and Before July 1, 2024	Plan participants Enrolled on or after July 1, 2024

Normal Form Payment	Life Annuity with Guaranteed 12 Year pay-out	12x payment with Cost of living Adjustments prior to June 30, 2008 Single life annuity or 50% joint and survivor annuity after July 1,2008	Single Life or 50% joint and survivor annuity	Single Life or 50% joint and survivor annuity	Single Life or 50% joint and survivor annuity
Cost of Living Adjustments	1% per year commencing on Jan 1 following the attainment of age 66	1% per year Commencing on Jan 1 following the attainment of age 66 on benefits accrued prior to 6/30/2008 only	None	None	None
Early Retirement Subsidy<65:		For benefits accrued Prior to 6/30/2008:
Rule of 70 Met	1.5% benefit Reduction per Year if retires before age 65	1.5% benefit reduction per year if retires before age 65 For benefits accrued Prior to 7/1/2008: 3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65
Rule of 70 Not Met	3% per year benefit reduction

For benefits accrued Prior to 6/30/2008:
3% per year benefit reduction if retires before age 65
For benefits accrued Prior to 7/1/2008:
Actuarial equivalence benefit reduction (6% per year from age 65 to age 60, 4% per year from age 60 to age 55 and 3% per year From age 55 to age 45)

			Actuarial equivalence benefit reduction (6% per year from age 65 to age 60, 4% per year from age 60 to age 55 and 3% per year from age 55 to age 45)	Actuarial equivalence benefit reduction (6% per year from age 65 to age 60, 4% per year from age 60 to age 55 and 3% per year from age 55 to age 45)	Actuarial equivalence benefit reduction (6% per year from age 65 to age 60, 4% per year from age 60 to age 55 and 3% per year from age 55 to age 45)
Vesting	20% per year commencing second year of employment through year four 100% vesting of the accumulated Benefit after year six	20% per year commencing second year of employment through year four 100% vesting of the accumulated benefit after year five	100% vested after 5 years of employment	100% vested after 5 years of employment	100% vested after 5 years of employment
Benefit Cap	30 years	30 years	30 years	30 years	30 years

NEO participation in the DB plan was as follows:

●	Tier C: Mr. González and Mr. Artuz
●	Tier A: Mr. Neylan
●	Tier D: Mr. Pandya; Mr. Dongre; and Mr. Radziemski

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

c) DB BEP

Employees at the rank of First Vice President and above (including the NEOs) who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the DB BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan with the exception of the benefit multiplier reduction to 1.5% implemented effective July 1, 2014. Vice Presidents already participating as of January 1, 2023 are grandfathered into the DB BEP.

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

* This included the following NEOs: Mr. González and Mr. Neylan.

** This included the following NEOs: Mr. Pandya, Mr. Dongre, Mr. Radziemski and Mr. Artuz.

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

The DB BEP lump sum distribution option is available to members who retire on or after January 1, 2022.

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

* This included the following NEOs: K. Neylan.

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

b)Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were initially executed in January 2016 and have been renewed every three years, most recently in January 2025, between the FHLBNY and the NEOs, which provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.

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

c)Golden Parachute Rule

The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person’s employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden Parachute Rule and the Bank has not had a payment in 2024 restricted by the Finance Agency.

d)Mr. Artuz’ Agreement and General Release

Mr. Artuz, who was a Senior Vice President and Chief Administrative Officer and Director of Diversity & Inclusion, left the Bank at the close of Bank business on July 1, 2024. In connection with his departure, he entered into an Agreement and General Release. A copy of that document was attached to a Form 8-K filed on August 8, 2024.

VII.	Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.

VIII. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2024 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2024.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

David J. Nasca, Chair Josie J. Thomas, Vice Chair
José R. Fernández
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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2024, through the date of this annual report on Form 10-K: David R. Huber, Thomas J. Kemly, José R. Fernández, Christopher P. Martin, David J. Nasca, Josie J. Thomas and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2024, 2023 and 2022 (in dollars):

Summary Compensation Table for Calendar Years 2024, 2023 and 2022

							Change in
						Non-Equity	Pension Value
						Incentive	and Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Awards (e)	Awards (f)	Compensation (g)(1)	Compensation (h)(2)	Compensation (i)(3)	Total (j)
José R. González	2024	$1,201,608	$—	$—	$—	$1,118,221	$504,000	$114,796	$2,938,625
President &	2023	$1,166,610	$—	$—	$—	$1,088,875	$1,034,000	$114,729	$3,404,214
Chief Executive Officer (PEO)	2022	$1,110,000	$—	$—	$—	$1,104,371	$—	$107,056	$2,321,427

Kevin M. Neylan	2024	$634,714	$—	$—	$—	$430,760	$—	$63,033	$1,128,507
Senior Vice President,	2023	$616,227	$—	$—	$—	$415,828	$937,000	$66,325	$2,035,380
Chief Financial Officer (PFO)	2022	$586,324	$—	$—	$—	$437,364	$—	$61,366	$1,085,054

Edwin Artuz*	2024	$226,359	$—	$—	$—	$22,446	$299,483	$666,199	$1,214,487
Senior Vice President,	2023	$415,330	$—	$—	$—	$280,460	$582,000	$103,011	$1,380,801
Chief Administrative Officer and Director of Diversity & Inclusion

Vikram S. Dongre**	2024	$546,731	$—	$—	$—	$347,470	$76,000	$58,455	$1,028,656
Senior Vice President,
Chief Capital Markets Officer

Shatayu P. Pandya***	2024	$535,250	$—	$—	$—	$311,741	$48,000	$152,311	$1,047,302
Senior Vice President,
Chief Risk Officer

Michael L. Radziemski	2024	$518,254	$—	$—	$—	$351,913	$397,000	$59,123	$1,326,290
Senior Vice President,	2023	$503,159	$—	$—	$—	$339,767	$67,000	$57,872	$967,798
Chief Information Officer	2022	$481,031	$—	$—	$—	$351,206	$20,000	$54,546	$906,783

Footnotes for Summary Compensation Table for the Year Ending December 31, 2024

(1)	The amounts in column (g) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2024, 2023, and 2022 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2024 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 27, 2024. The amounts in column (g) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2024: $83,334 for J. González, $33,070 for K. Neylan, $22,446 for E. Artuz, $2,046 for V. Dongre, and $27,193 for M. Radziemski.
(2)	The amounts in column (h) reflects the sum of the actuarial change in pension value for (i) the Pentegra Defined Benefit Plan for Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits”. For 2024, total pension value for K. Neylan decreased by $204,000. This negative amount is not included in this table.

(3)	The amounts in column (c) for 2024 consist of the components in the following table which presents in dollars:

		Matching
		contributions under
		the Bank’s non-
	Bank Contributions	qualified Defined
	under the 401(k)	Contribution Benefit
Name	Plan (1)	Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other(5)	Total
José R. González	$13,825	$94,260	$6,711	$—	$—	$114,796
Kevin M. Neylan	$7,302	$49,790	$5,941	$—	$—	$63,033
Edwin Artuz*	$7,841	$12,830	$27,921	$1,911	$615,696	$666,199
Vikram S. Dongre **	$12,652	$36,857	$8,946	$—	$—	$58,455
Shatayu P. Pandya ***	$20,700	$—	$1,611	$—	$130,000	$152,311
Michael L. Radziemski	$15,530	$31,087	$12,506	$—	$—	$59,123
(1)	Includes amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions.
(2)	Includes amount of funds matched in connection with the Pentegra Nonqualified Defined Contribution Portion of the BEP.
(3)	Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The Bank paid premiums for each named executive officer for group term life and long-term disability insurance.
(4)	The Bank paid a tax gross-up amount for E. Artuz for an Anniversary Award. This amount is included in column (c) of the Summary Compensation Table.
(5)	The Bank provided payments to S. Pandya for a recognition award and retention incentive. The Bank also provided a payment to E. Artuz for severance and made a Profit-Sharing Plan payment to E. Artuz who was not grandfathered in the Bank’s retirement plan

* E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024. His Board-approved annual salary was $440,000; the salary actually paid was $226,359.

**V. Dongre is a new NEO in 2024.

***S. Pandya is a new NEO for 2024.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2024 (in whole dollars).

Grants of Plan-Based Awards for Calendar Year 2024

Grants of Plan-Based Awards for Fiscal Year 2024
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
José R. González	2/14/2024	$600,804	$961,286	$1,201,608	$—	$—	$—	—	—	$—	$—
Kevin M. Neylan	2/14/2024	$190,414	$317,357	$476,036	$—	$—	$—	—	—	$—	$—
Edwin Artuz		$—	$—	$—	$—	$—	$—	—	—	$—	$—
Vikram S. Dongre	2/14/2024	$164,019	$273,365	$410,048	$—	$—	$—	—	—	$—	$—
Shatayu P. Pandya	2/14/2024	$160,575	$267,625	$401,438	$—	$—	$—	—	—	$—	$—
Michael L. Radziemski	2/14/2024	$155,476	$259,127	$388,691	$—	$—	$—	—	—	$—	$—
(1)	On this date, the Board of Directors’ C&HR Committee approved the 2024 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.
(2)	Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.
(3)	Amounts represent potential awards under the 2024 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2024

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	Bankwide Component
	2024	(100% of Opportunity)
	Annual Salary	Threshold	Target	Maximum	Actual Result (1)
						Total	Current
					Bankwide	Communicated	Communicated
		Bank Performance			Component	Award (2)	Incentive Award (3)
President		50%	80%	100%
José R. González	$1,201,608	$600,804	$961,286	$1,201,608	$1,034,887	$1,034,887	$517,444
President & Chief Executive Officer

Other NEOs		30%	50%	75%
Kevin M. Neylan	$634,714	$190,414	$317,357	$476,036	$397,690	$397,690	$198,845
Senior Vice President, Chief Financial Officer

Edwin Artuz*	$226,359	—	—	—	—	—	—
Senior Vice President, Chief Administrative Officer and Director of Diversity and Inclusion

Vikram S. Dongre	$546,731	$164,019	$273,365	$410,048	$345,424	$345,424	$172,712
Senior Vice President, Chief Capital Markets Officer

Shatayu P. Pandya	$535,250	$160,575	$267,625	$401,438	$311,741	$311,741	$183,851
Senior Vice President, Chief Risk Officer

Michael L. Radziemski	$518,254	$155,476	$259,127	$388,691	$324,720	$324,720	$162,360
Senior Vice President, Chief Information Officer
(1)

The weighted average of all employees’ results for Bankwide goals, including Risk Management, was 52.5% above target. The weighted result for Risk Management employees was 51.0%. Payments are interpolated between the target and maximum amounts.

(2)	Incentive Compensation is calculated as follows:
a.	The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.	The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by the percentage above target of the participant group.

(3)

There may be small differences in the calculated payout amounts due to rounding. The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2025 for performance in 2024. [Refer to Section III d (Required Deferral of IC Plan Awards) of this Compensation Discussion and Analysis for further details].

* E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024.

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

An additional benefit offered to all officers who are at Vice President rank or above (including the NEOs) is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2025	2024	% Increase
José R. González	$1,201,608	$1,201,608	0.00%
Kevin M. Neylan	$666,450	$634,714	5.00%
Edwin Artuz*	$—	$226,359	—%
Vikram S. Dongre	$582,400	$546,731	6.52%
Shatayu P. Pandya	$577,500	$535,250	7.89%
Michael L. Radziemski	$538,984	$518,254	4.00%

Note: Figures represent salaries approved by our Board of Directors for each year.

* E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024.

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

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	10.83	$714,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	10.83	$6,878,000	$—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	23.33	$2,344,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	23.33	$5,813,000	$—

Edwin Artuz*	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,524,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$—	$3,280,483

Vikram S. Dongre	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	8.50	$217,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	8.50	$288,000	$—

Shatayu P. Pandya	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	7.50	$189,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	7.50	$291,000	$—

Michael L. Radziemski	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	5.08	$269,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	5.08	$339,000	$—
(1)

Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, years of credited service are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)	As of 12/31/2024.

* E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024.

NONQUALIFIED DEFERRED COMPENSATION PLAN

The following table discloses contributions to Nonqualified Deferred Compensation plans, each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2024
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY (1)	Last FY (2)	Last FY	Distributions	Last FYE
José R. González
DC BEP	$89,594	$94,260	$176,147	$—	$1,427,116
NDICP	$—	$—	$—	$—	$—

Kevin M. Neylan
DC BEP	$90,028	$49,790	$100,126	$—	$1,202,775
NDICP	$83,064	$—	$101,283	$—	$1,603,977

Edwin Artuz*
DC BEP	$20,639	$12,830	$92,878	$—	$655,385
NDICP	$—	$—	$—	$—	$—

Vikram S. Dongre
DC BEP	$37,511	$36,857	$7,622	$—	$141,671
NDICP	$—	$—	$—	$—	$—

Shatayu P. Pandya
DC BEP	$—	$—	$—	$—	$—
NDICP	$—	$—	$—	$—	$—

Michael L. Radziemski
DC BEP	$16,117	$31,087	$15,871	$—	$212,266
NDICP	$—	$—	$—	$—	$—

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

* E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024.

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

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2024 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2024 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*
José R. González	36	$1,201,608	$831,882
Kevin M. Neylan	36	$634,714	$439,417
Edwin Artuz**	—	$—	$—
Vikram S. Dongre	32	$546,731	$336,450
Shatayu P. Pandya	28	$535,250	$288,212
Michael L. Radziemski	20	$518,254	$199,328

*Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

** E. Artuz, who held the Chief Administrative Officer and Director of Diversity & Inclusion position, left the Bank on July 1, 2024.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a Bank “change in control”. The CIC Agreements were renewed in January 2022 for an additional three-year period. V. Dongre and S. Pandya entered into CIC Agreements when they became members of the Management Committee in July 2023 and April 2024, respectively.

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” merger or acquisition would have occurred on December 31, 2024 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2024 Bank Merger or Acquisition

	José	Kevin	Edwin	Michael	Vikram	Shatayu
Provision	González	Neylan	Artuz	Radziemski	Dongre	Pandya
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Artuz, Radziemski, Dongre and Pandya	$3,466,624	$918,632	$519,377	$751,222	$646,576	$666,094
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs.Neylan, Artuz, Radziemski, Dongre and Pandya	$2,655,120	$439,743	$297,799	$360,774	$166,767	$200,885
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$26,796	$25,712	$9,404	$38,780	$38,982	$—
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“Nonqualified DB BEP”) of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Artuz, Radziemski, Dongre and Pandya	$2,323,644	$546,970	$254,606	$347,620	$179,922	$153,840
Additional age and service credits under the FHLBNY qualified & non-qualified defined contribution plan of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Artuz, Radziemski, Dongre and Pandya	$324,434	$85,686	$30,558	$69,964	$73,809	$72,259
Total value of contract	$8,826,618	$2,046,743	$1,141,744	$1,598,360	$1,136,056	$1,123,078

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation Discussion and Analysis, “Required Deferral of IC Plan Award”).

CEO Pay Ratio

For the year ended December 31, 2024, the ratio of our CEO’s Total Compensation to the FHLBNY’s median of the annual Total Compensation of all our employees, except the CEO (“Median Employee”) is (15:1). Total Compensation of the Median Employee for 2024 is calculated in the same manner. “Total Compensation” for 2024 is shown for our CEO in the Summary Compensation Table, which includes, among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. During 2024, the total pension values for the Median Employee was $2,000. For 2024, the Total Compensation of the Median Employee was $192,865 and the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,938,625.

We identified the Median Employee as of October 1, 2024, by compiling the amount of base salary and incentive awards as reflected in our payroll records for each of the employees who were employed by the FHLBNY during 2024 regardless of whether they were still employed by the Bank on October 1, 2024. We then ranked the annualized cash compensation for all such employees (a list of 381 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2024.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2024 (whole dollars):

					Change in
					Pension Value
					and Nonqualified
	Fees			Non-Equity	Deferred
	Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Larry E. Thompson* (2024 Chair)	$166,100	$—	$—	$—	$—	$—	$166,100
David J. Nasca (2024 Vice Chair)	138,600	—	—	—	—	—	138,600
Melba I. Acosta	123,000	—	—	—	—	—	123,000
Danelle M. Barrett**	81,250	—	—	—	—	—	81,250
Thomas R. Cangemi***	15,375	—	—	—	—	—	15,375
José R. Fernández*****	61,500	—	—	—	—	—	61,500
Robert Fisher	123,000	—	—	—	—	—	123,000
David R. Huber	130,000	—	—	—	—	—	130,000
Thomas J. Kemly****	124,750	—	—	—	—	—	124,750
Charles E. Kilbourne, III	130,000	—	—	—	—	—	130,000
Steven M. Klein*****	61,500	—	—	—	—	—	61,500
Carolyn B. Maloney**	107,625	—	—	—	—	—	107,625
Christopher P. Martin	130,000	—	—	—	—	—	130,000
Gerald L. Reeves	123,000	—	—	—	—	—	123,000
Ira Robbins****	128,250	—	—	—	—	—	128,250
Stephen S. Romaine	130,000	—	—	—	—	—	130,000
Josie J. Thomas	123,000	—	—	—	—	—	123,000
Anders M. Tomson	123,000	—	—	—	—	—	123,000
William J. Turner, Jr.*****	61,500	—	—	—	—	—	61,500
Carlos J. Vázquez***	32,500	—	—	—	—	—	32,500
Ángela Weyne	123,000	—	—	—	—	—	123,000
Total Fees	$2,236,950	$—	$—	$—	$—	$—	$2,236,950

* Director Thompson received, in accordance with the Director Compensation Policy discussed below, an additional $10,000 for his service as Chair of the Bank Directors Committee of the Council of Federal Home Loan Banks in 2024.

** All Directors received their maximum potential compensation in 2024 except for Director Barrett, who resigned from the Board on August 21, 2024 and passed away on August 26, 2024 and Director Maloney, who missed two Board meetings and therefore could not receive her full director compensation opportunity for 2024.

*** Director Cangemi left the Board as of March 11, 2024 and Director Vázquez left the Board as of March 31, 2024.

****Director Robbins became Chair of the Risk Committee as of April 2024 and Director Kemly became Chair of the Technology Committee as of August 2024. This increased their fee opportunities for the remainder of the year.

*****Directors Fernández, Klein and Turner all joined the Board as of July 9, 2024.

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

In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:

●	the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;
●	the highly competitive environment for talent in the New York City metropolitan area — a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located (and in this regard, we note that Directors are required to be sourced from within the District and the pay rate should reflect the local market);
●	the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business as the Board meets more frequently than many public company boards;
●	the FHLBNY must pay competitive director compensation in order to attract and retain board members with a wide range of experiences and expertise, and who often have several opportunities to join other boards;
●	the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend — and an institution which wishes to maintain this performance; and
●	Director compensation surveys performed over time by outside compensation consultants, most recently in 2023 — surveys which have provided the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.

The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2024. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2025.

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

Director Fee Opportunities — 2025 (in whole dollars)

Fees For Each Board
Meeting Attended
Position	(Paid Quarterly in Arrears) (b)
Chairman	$19,512
Vice Chairman	$17,325
Committee Chairs (a)	$16,250
All Other Directors	$15,375

Director Annual Compensation Limits — 2025 (in whole dollars)

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the FHLBNY, may own our capital stock. As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2025 and December 31, 2024:

		Number	Percent
	February 28, 2025	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	7,029	12.17%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	10.87
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	709	1.23
		6,985	12.10
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	5,980	10.36
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,878	6.72
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,225	5.58

		27,097	46.93%

		Number	Percent
	December 31, 2024	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY, 10043	6,579	10.93%
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	10.43
Metropolitan Tower Life Insurance Company	200 Park Avenue, New York, NY, 10166	710	1.18
		6,986	11.61
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	5,980	9.93
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,730	6.20
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,360	5.58
		26,635	44.25%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				December 31, 2024
				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	William (Bill) Turner	Whippany	NJ	6,275	10.43%
Metropolitan Tower Life Insurance Company	William (Bill) Turner	Whippany	NJ	710	1.18
				6,985	11.61
Valley National Bank	Ira Robbins	Wayne	NJ	1,652	2.75
Provident Bank	Christopher P. Martin	Iselin	NJ	1,121	1.86
Columbia Bank	Thomas J. Kemly	Fair Lawn	NJ	604	1.00
Northfield Bank	Steven M. Klein	Staten Island,	NY	359	0.60
Tompkins Community Bank	Stephen S. Romaine	Ithaca	NY	422	0.70
Evans Bank, N.A	Evans Bank, N.A	Williamsville	NY	62	0.10
Tioga State Bank	Robert M. Fisher	Owego	NY	29	0.05
Chemung Canal Trust Company	Anders M Tomson	Elmira	NY	72	0.11
Sturdy Savings Bank	Gerald L. Reeves	Cape May Court House	NJ	21	0.04
				11,327	18.82%

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

The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member. Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosures regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Chief Legal Officer and the Director of Strategic Operational Risk and Compliance, who are the Bank’s two Ethics Officers. The Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence

In General

During the period from January 1, 2024 through and including the date of this annual report on Form 10-K, the Bank had a cumulative total of 22 directors serving on its Board, 13 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.

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

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2024 through and including the date of this annual report on Form 10-K (i.e., Melba I. Acosta, Danelle M. Barrett, David R. Huber, Charles E. Kilbourne, III, Carolyn B. Maloney, Ghillaine A. Reid, Josie J. Thomas, Larry E. Thompson and Ángela Weyne) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., Thomas R. Cangemi, José R. Fernández,, Robert M. Fisher, Thomas J. Kemly, Steven M. Klein, Christopher P. Martin, David J. Nasca, Gerald L. Reeves, Ira Robbins, Stephen S. Romaine, Anders M. Tomson, William J. Turner, Jr. and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2024 through and including the date of this annual report on Form 10-K (Robert M. Fisher, Thomas J. Kemly, Steven M. Klein, Christopher P. Martin, Gerald L. Reeves, and Anders M. Tomson) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2024 through and including the date of this annual report on Form 10-K (Melba I. Acosta, David R. Huber and Ghillaine A. Reid) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.

Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2024 through and including the date of this annual report on Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.

The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2024 through and including the date of this annual report on Form 10-K (José R. Fernández, Thomas J. Kemly, Christopher P. Martin, and David J. Nasca) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2024 through and including the date of this annual report on Form 10-K (David R. Huber, Josie J. Thomas and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), during years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years ended December 31,
	2024 (a)	2023 (a)	2022 (a)
Audit Fees and Expenses	$1,055	$1,051	$1,068
Audit-related Fees	198	69	66
Tax Fees	6	20	—
All Other Fees	2	3	3
Total	$1,261	$1,143	$1,137
(a)

The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $76 thousand, $72 thousand and $69 thousand for 2024, 2023 and 2022, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank (currently effective)		8-K	6/24/2022
4.02	Description of Securities	X
4.03	Amended and Restated Capital Plan of the Bank (to become effective 4/7/25)		8-K	3/6/2025
10.01	Bank 2021 Incentive Compensation Plan(a)		8-K	5/7/2021
10.02	Bank 2022 Incentive Compensation Plan(a)		8-K	3/30/2022
10.03	Bank 2023 Incentive Compensation Plan(a)		8-K	10/3/2023
10.04	Bank 2024 Incentive Compensation Plan(a)		8-K	4/19/2024
10.05	Bank 2025 Incentive Compensation Plan(a)		8-K	3/13/2025
10.06	2025 Director Compensation Policy(a)	X
10.07	Bank Amended and Restated Severance Pay Plan(a)		10-K	3/17/2023
10.08	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan(a)	X
10.09	Bank Amended and Restated Nonqualified Deferred Incentive Compensation Plan(a)		10-K	3/17/2023
10.10	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	3/25/2013
10.11	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/22/2017
10.12	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee(a)	X
10.13	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
10.14	Agreement and General Release with Edwin Artuz(a)		8-K	8/12/2024
19.01	Insider Trading Policy (included in Bank’s Code of Business Conduct and Ethics)	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Notes:

*	Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.
(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ Randolph C. Snook
Randolph C. Snook
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Randolph C. Snook	President and Chief Executive Officer	March 21, 2025
Randolph C. Snook
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 21, 2025
Kevin M. Neylan
(Principal Financial Officer)

/s/ Scott Kay	Vice President, Chief Accounting Officer and Controller	March 21, 2025
Scott Kay
(Principal Accounting Officer)

/s/ Larry E. Thompson	Chairman of the Board of Directors	March 21, 2025
Larry E. Thompson

/s/ David J. Nasca	Vice Chairman of the Board of Directors	March 21, 2025
David J. Nasca

/s/ Melba I. Acosta	Director	March 21, 2025
Melba I. Acosta

/s/ José R. Fernández	Director	March 21, 2025
José R. Fernández

/s/ Robert M. Fisher	Director	March 21, 2025
Robert M. Fisher

/s/ David R. Huber	Director	March 21, 2025
David R. Huber

/s/ Thomas J. Kemly	Director	March 21, 2025
Thomas J. Kemly

2
Signature	Title	Date

/s/ Charles E. Kilbourne, III	Director	March 21, 2025
Charles E. Kilbourne, III

/s/ Steven M. Klein	Director	March 21, 2025
Steven M. Klein

/s/ Carolyn B. Maloney	Director	March 21, 2025
Carolyn B. Maloney

/s/ Christopher P. Martin	Director	March 21, 2025
Christopher P. Martin

/s/ Gerald L. Reeves	Director	March 21, 2025
Gerald L. Reeves

/s/ Ghillaine A. Reid	Director	March 21, 2025
Ghillaine A. Reid

/s/ Ira Robbins	Director	March 21, 2025
Ira Robbins

/s/ Stephen S. Romaine	Director	March 21, 2025
Stephen S. Romaine

/s/ Josie J. Thomas	Director	March 21, 2025
Josie J. Thomas

/s/ Anders M. Tomson	Director	March 21, 2025
Anders M. Tomson

/s/ William J. Turner, Jr.	Director	March 21, 2025
William J. Turner, Jr.

/s/ Ángela Weyne	Director	March 21, 2025
Ángela Weyne