Form 10-Q
period 2025-09-30
Federal Home Loan Bank of New York
filed 2025-11-06
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2025 was 52,567,624.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks (Note 3)	$30,240	$26,141
Interest-bearing deposits (Note 4)	3,025,000	2,770,000
Securities purchased under agreements to resell (Note 4)	13,145,000	10,895,000
Federal funds sold (Note 4)	9,465,000	9,415,000
Trading securities (Note 5) (Includes $838,266 pledged as collateral at September 30, 2025 and $802,969 at December 31, 2024)	7,345,282	7,237,940
Equity Investments (Note 6)	103,409	95,422
Available-for-sale securities, amortized cost of $11,783,021 at September 30, 2025 and $10,152,921 at December 31, 2024 (Note 7)	11,703,379	9,987,284
Held-to-maturity securities, net of allowance for credit losses of $77 at September 30, 2025 and $649 at December 31, 2024 (Note 8) (Includes $0 pledged as collateral at September 30, 2025 and $2,144 at December 31, 2024)	11,094,796	10,865,935
Advances (Note 9) (Includes $0 at September 30, 2025 and December 31, 2024 at fair value under the fair value option)	96,219,305	105,838,238
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,470 at September 30, 2025 and $3,054 at December 31, 2024 (Note 10)	2,560,173	2,345,395
Accrued interest receivable	538,891	571,199
Premises, software, and equipment	79,999	78,966
Operating lease right-of-use assets (Note 19)	45,623	49,550
Finance lease right-of-use asset (Note 19)	1,649	2,003
Derivative assets (Note 17)	69,169	97,344
Other assets	7,567	24,531
Total assets	$155,434,482	$160,299,948

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,919,554	$2,415,356
Non-interest-bearing demand	4,031	14,028
Total deposits	2,923,585	2,429,384

Consolidated obligations, net (Note 12)
Bonds (Includes $1,045,201 at September 30, 2025 and $1,704,115 at December 31, 2024 at fair value under the fair value option)	82,326,031	80,552,135
Discount notes (Includes $572,060 at September 30, 2025 and $0 at December 31, 2024 at fair value under the fair value option)	60,972,978	67,858,939
Total consolidated obligations	143,299,009	148,411,074

Mandatorily redeemable capital stock (Note 14)	9,190	4,509

Accrued interest payable	626,179	604,267
Affordable Housing Program (Note 13)	230,300	231,447
Derivative liabilities (Note 17)	17,770	13,357
Other liabilities	141,738	133,503
Operating lease liabilities (Note 19)	56,255	60,853
Finance lease liabilities (Note 19)	1,686	2,025
Total liabilities	147,305,712	151,890,419

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 55,820 at September 30, 2025 and 60,144 at December 31, 2024	5,582,031	6,014,414
Retained earnings
Unrestricted	1,292,081	1,286,317
Restricted (Note 14)	1,302,469	1,208,776
Total retained earnings	2,594,550	2,495,093
Total accumulated other comprehensive income (loss)	(47,811)	(99,978)
Total capital	8,128,770	8,409,529
Total liabilities and capital	$155,434,482	$160,299,948

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Advances, net (Note 9)	$1,200,721	$1,605,458	$3,667,872	$4,804,490
Interest-bearing deposits (Note 4)	36,003	46,120	107,880	142,938
Securities purchased under agreements to resell (Note 4)	81,743	68,593	186,842	206,021
Federal funds sold (Note 4)	199,571	260,738	637,534	784,978
Trading securities (Note 5)	55,943	51,935	180,909	137,979
Available-for-sale securities (Note 7)	136,618	135,468	387,743	391,160
Held-to-maturity securities (Note 8)	114,237	127,521	326,557	388,890
Mortgage loans held-for-portfolio (Note 10)	25,322	20,804	71,864	59,573
Loans to other FHLBanks (Note 20)	90	—	367	—

Total interest income	1,850,248	2,316,637	5,567,568	6,916,029

Interest expense
Consolidated obligation bonds (Note 12)	941,727	1,253,698	2,855,332	3,737,973
Consolidated obligation discount notes (Note 12)	665,694	795,458	1,984,161	2,329,973
Deposits (Note 11)	29,623	29,807	84,439	96,990
Mandatorily redeemable capital stock (Note 14)	168	149	414	465
Cash collateral held and other borrowings	1,063	329	1,707	718
Securities sold under agreement to repurchase	—	—	12	—

Total interest expense	1,638,275	2,079,441	4,926,065	6,166,119

Net interest income before provision for credit losses	211,973	237,196	641,503	749,910

Provision (Reversal) for credit losses	(288)	88	(148)	(673)

Net interest income after provision for credit losses	212,261	237,108	641,651	750,583

Other income (loss)
Service fees and other	5,325	5,672	16,345	16,001
Instruments held under the fair value option gains (losses) (Note 18)	(12,592)	(38,994)	(40,753)	(66,316)
Derivative gains (losses) (Note 17)	10,380	(89,062)	(27,605)	27,049
Securities gains (losses) (Note 5 & Note 8)	23,561	151,711	113,252	100,176
Equity investments gains (losses) (Note 6)	5,267	5,736	10,784	11,265
Litigation settlement	7	—	7	—
Gains (losses) from extinguishment of debt	—	54	—	54

Total other income (loss)	31,948	35,117	72,030	88,229

Other expenses
Operating	22,905	23,665	66,039	69,697
Compensation and benefits	29,404	28,653	89,872	84,148
Voluntary Contributions (Note 13)	6,306	8,264	13,624	12,193
Finance Agency and Office of Finance	6,083	5,544	17,515	16,127
Other expenses	2,003	2,345	6,073	6,376

Total other expenses	66,701	68,471	193,123	188,541

Income before assessments	177,508	203,754	520,558	650,271

Affordable Housing Program Assessments (Note 13)	17,767	20,391	52,097	65,074

Net income	$159,741	$183,363	$468,461	$585,197

Basic earnings per share (Note 15)	$2.77	$2.94	$7.94	$9.42

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Income	$159,741	$183,363	$468,461	$585,197
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	88,323	331,351	378,331	227,267
Net change in non-credit portion on held-to-maturity securities	479	48	569	147
Net change due to hedging activities
Cash flow hedges (a)	(6,419)	(43,662)	(34,191)	(29,029)
Fair value hedges (b)	(42,564)	(270,334)	(292,336)	(141,393)
Total net change due to hedging activities	(48,983)	(313,996)	(326,527)	(170,422)
Net change in pension and postretirement benefits	(69)	134	(206)	400
Total other comprehensive income (loss)	39,750	17,537	52,167	57,392
Total comprehensive income (loss)	$199,491	$200,900	$520,628	$642,589
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

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2025 and 2024

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, June 30, 2024	64,019	$6,401,880	$1,309,233	$1,141,448	$2,450,681	$(102,678)	$8,749,883
Proceeds from issuance of capital stock	9,976	997,621	—	—	—	—	997,621
Repurchase/redemption of capital stock	(13,857)	(1,385,658)	—	—	—	—	(1,385,658)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($2.36 per share) on capital stock	—	—	(147,137)	—	(147,137)	—	(147,137)
Comprehensive income (loss)	—	—	146,691	36,672	183,363	17,537	200,900
Balance, September 30, 2024	60,138	$6,013,843	$1,308,787	$1,178,120	$2,486,907	$(85,141)	$8,415,609

Balance, June 30, 2025	59,617	$5,961,738	$1,279,548	$1,270,520	$2,550,068	$(87,561)	$8,424,245
Proceeds from issuance of capital stock	10,298	1,029,839	—	—	—	—	1,029,839
Repurchase/redemption of capital stock	(14,079)	(1,407,947)	—	—	—	—	(1,407,947)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,599)	—	—	—	—	(1,599)
Cash dividends ($1.90 per share) on capital stock	—	—	(115,259)	—	(115,259)	—	(115,259)
Comprehensive income (loss)	—	—	127,792	31,949	159,741	39,750	199,491
Balance, September 30, 2025	55,820	$5,582,031	$1,292,081	$1,302,469	$2,594,550	$(47,811)	$8,128,770

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701
Proceeds from issuance of capital stock	36,977	3,697,737	—	—	—	—	3,697,737
Repurchase/redemption of capital stock	(37,335)	(3,733,464)	—	—	—	—	(3,733,464)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($7.18 per share) on capital stock	—	—	(435,954)	—	(435,954)	—	(435,954)
Comprehensive income (loss)	—	—	468,158	117,039	585,197	57,392	642,589
Balance, September 30, 2024	60,138	$6,013,843	$1,308,787	$1,178,120	$2,486,907	$(85,141)	$8,415,609

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529
Proceeds from issuance of capital stock	40,045	4,004,541	—	—	—	—	4,004,541
Repurchase/redemption of capital stock	(44,292)	(4,429,214)	—	—	—	—	(4,429,214)
Shares reclassified to mandatorily redeemable capital stock	(77)	(7,710)	—	—	—	—	(7,710)
Cash dividends ($6.07 per share) on capital stock	—	—	(369,004)	—	(369,004)	—	(369,004)
Comprehensive income (loss)	—	—	374,768	93,693	468,461	52,167	520,628
Balance, September 30, 2025	55,820	$5,582,031	$1,292,081	$1,302,469	$2,594,550	$(47,811)	$8,128,770
(a)	Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024
Operating activities
Net Income	$468,461	$585,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(628,620)	311,977
Concessions on consolidated obligations	2,286	2,224
Premises, software, and equipment	12,675	10,136
Provision (Reversal) for credit losses	(148)	(673)
Change in net fair value adjustments on derivatives and hedging activities (a)	(601,427)	(513,788)
Net realized and unrealized (gains) losses on securities	(113,252)	(100,176)
Change in fair value on Equity Investments	(8,248)	(9,661)
Change in fair value adjustments on financial instruments held at fair value	40,753	66,316
Losses (gains) from extinguishment of debt	—	(54)
Net change in:
Accrued interest receivable	32,237	(21,828)
Derivative assets due to accrued interest	580,468	(162,134)
Derivative liabilities due to accrued interest	(654,567)	288,431
Other assets	16,612	(6,226)
Affordable Housing Program liability	(1,147)	21,100
Accrued interest payable	21,913	(40,725)
Other liabilities	4,850	3,792
Total adjustments	(1,295,615)	(151,289)
Net cash provided by (used in) operating activities	$(827,154)	$433,908

Investing activities
Net change in:
Interest-bearing deposits	$50,880	$(555,430)
Securities purchased under agreements to resell	(2,250,000)	2,650,000
Federal funds sold	(50,000)	365,000
Deposits with other FHLBanks	145	(29)
Premises, software, and equipment	(13,355)	(8,284)
Trading securities:
Purchased	(3,416,900)	(1,503,479)
Proceeds from sales	3,484,640	247,930
Equity Investments:
Purchased	(3,770)	(2,530)
Proceeds from sales	4,031	4,670
Available-for-sale securities:
Purchased	(1,620,049)	(577,585)
Repayments	283,805	55,358
Held-to-maturity securities:
Long-term securities
Purchased	(1,559,004)	(244,053)
Repayments	1,313,168	851,399
Proceeds from sales	25,999	—
Advances:
Principal collected	607,162,417	599,729,688
Made	(597,019,813)	(596,624,618)
Mortgage loans held-for-portfolio:
Principal collected	149,107	135,055
Purchased	(367,042)	(264,548)
Proceeds from sales of REO	587	316
Net cash provided by (used in) investing activities	$6,174,846	$4,258,860

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024
Financing activities
Net change in:
Deposits and other borrowings	$555,642	$(1,335,622)
Derivative contracts with financing element	1,817	248
Payments on principal portion of finance lease obligation	(339)	(183)
Consolidated obligation bonds:
Proceeds from issuance	58,471,878	63,899,332
Payments for maturing and early retirement	(57,203,341)	(63,954,440)
Payments on bonds transferred to other FHLBanks (b)	—	(5,804,946)
Consolidated obligation discount notes:
Proceeds from issuance	703,358,797	842,309,678
Payments for maturing	(709,731,341)	(839,338,031)
Capital stock:
Proceeds from issuance of capital stock	4,004,541	3,697,737
Payments for repurchase/redemption of capital stock	(4,429,214)	(3,733,464)
Redemption of mandatorily redeemable capital stock	(3,029)	(1,079)
Cash dividends paid (c)	(369,004)	(435,954)
Net cash provided by (used in) financing activities	$(5,343,593)	$(4,696,724)
Net increase (decrease) in cash and due from banks	4,099	(3,956)
Cash and due from banks at beginning of the period (d)	26,141	48,198
Cash and due from banks at end of the period (d)	$30,240	$44,242

Supplemental disclosures:
Interest paid	$3,583,244	$3,653,509
Interest paid for Discount Notes (e)	$2,503,027	$1,856,573
Affordable Housing Program payments (f)	$53,244	$45,142
Transfers of mortgage loans to real estate owned	$55	$—
Capital stock subject to mandatory redemption reclassified from equity	$7,710	$—
Interest paid for finance lease	$42	$28

Notes to Supplemental Disclosure:

(a)	Net cash provided by (used in) operating activities were also impacted by derivatives and hedging activities. In the nine months ended September 30, 2025, derivatives and hedging activities used $601.4 million in cash flows; in the nine months ended September 30, 2024, derivatives and hedging activities used $513.8 million in cash flows.
(b)	For information about bonds transferred to other FHLBanks, discount notes assumed from other FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(c)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(d)	Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(e)	Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(f)	AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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
Internal-Use Software Capitalization ASU 2025-06, Issued September, 2025.

The standards in this ASU eliminates references to prescriptive software development stages. Under the amended guidance, capitalization of internal-use software costs begins when (1) management authorizes and commits funding to the project, and (2) it is probable the project will be completed and the software used as intended.

		The requirement is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements
Expense Disaggregation Disclosures ASU 2024-03, Issued November 2024.	The standards in the ASU require disclosure in the notes to financial statements specified information about certain costs and expenses.	The requirement is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements.

Note 3.        Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $1.5 million at September 30, 2025 and $15.0 million at December 31, 2024. There were no restricted cash balances at September 30, 2025 and December 31, 2024.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at September 30, 2025 and December 31, 2024, respectively.

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

Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $3.0 billion at September 30, 2025 and $2.8 billion at December 31, 2024 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on the analysis performed, no allowance for credit losses was recorded at September 30, 2025 and December 31, 2024. Accrued interest receivables were $0.3 million at September 30, 2025 and $0.3 million at December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.

Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $9.5 billion at September 30, 2025 and $9.4 billion at December 31, 2024 and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight. Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at September 30, 2025 and December 31, 2024. Accrued interest receivables were $1.1 million at both September 30, 2025 and December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.

Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $13.1 billion at September 30, 2025 and $10.9 billion at December 31, 2024. The investments typically matured overnight and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY (which became a member of the FHLBNY during the third quarter 2024), acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $1.5 million at September 30, 2025 and $1.3 million at December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.

U.S. Treasury securities at market values of $13.4 billion at September 30, 2025 and $11.0 billion at December 31, 2024 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $81.7 million and $186.8 million for the three and nine months ended September 30, 2025 compared to $68.6 million and $206.0 million for the same period in the prior year. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Note 5.        Trading Securities.

The carrying value of a trading security equals its fair value. The following table provides major security types at September 30, 2025 and December 31, 2024 (in thousands):

Fair value	September 30, 2025	December 31, 2024
U.S. Treasury notes	$7,345,282	$6,222,347
U.S. Treasury bills	—	1,015,593
Total trading securities	$7,345,282	$7,237,940

The carrying values of trading securities included net unrealized fair value losses of $121.4 million at September 30, 2025 and losses of $237.5 million at December 31, 2024. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Trading Securities Pledged

The FHLBNY had pledged marketable securities at fair values of $838.3 million at September 30, 2025 and $803.0 million at December 31, 2024 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.

The following tables present redemption terms of the major types of trading securities (dollars in thousands):

Redemption Terms

	September 30, 2025
		Due after one year
	Due in one year or less	through five years	Total Fair Value
U.S. Treasury notes	$2,088,416	$5,256,866	$7,345,282
U.S. Treasury bills	—	—	—
Total trading securities	$2,088,416	$5,256,866	$7,345,282
Yield on trading securities	1.15%	2.61%

	December 31, 2024
		Due after one year
	Due in one year or less	through five years	Total Fair Value
U.S. Treasury notes	$1,344,273	$4,878,074	$6,222,347
U.S. Treasury bills	1,015,593	—	1,015,593
Total trading securities	$2,359,866	$4,878,074	$7,237,940
Yield on trading securities	3.97%	1.72%

Note 6.        Equity Investments.

The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$5,128	$—	$—	$5,128
Equity funds	38,246	29,684	(10,249)	57,680
Fixed income funds	39,772	6,385	(5,556)	40,601
Total Equity Investments (a)	$83,146	$36,069	$(15,805)	$103,409

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value (c)
Cash equivalents	$5,516	$—	$—	$5,516
Equity funds	35,050	21,521	(5,991)	50,580
Fixed income funds	42,840	209	(3,723)	39,326
Total Equity Investments (a)	$83,406	$21,730	$(9,714)	$95,422
(a)	The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trusts.
(b)	Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)	The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.

In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$4,622	$5,050	$8,248	$9,661
Net gains (losses) recognized during the period on equity investments sold during the period	16	167	900	61
Net dividend and other	629	519	1,636	1,543
Net gains (losses) recognized during the period	$5,267	$5,736	$10,784	$11,265

Note 7.        Available-for-Sale Securities.

The following tables provide major security types (in thousands):

	September 30, 2025
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
Housing and U.S. Obligations	$2,002,797	$3,025		$(92)		$2,005,730
Mortgage-backed securities
Floating
CMO	303,295	461		(1,870)		301,886
Pass Thru	2,662	85		—		2,747
Total Floating	305,957	546		(1,870)		304,633
Fixed
CMBS	9,816,630	56,738		(480,352)		9,393,016
Total Fixed	9,816,630	56,738		(480,352)		9,393,016
MBS AFS Before Hedging Adjustments	10,122,587	57,284	(a)	(482,222)	(a)	9,697,649
Hedging Basis Adjustments (b)	(342,363)	342,363		—		—
Total Available-for-sale securities (MBS)	9,780,224	399,647		(482,222)		9,697,649
Total Available-for-sale securities	$11,783,021	$402,672		$(482,314)		$11,703,379

	December 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized		Fair
	Cost	Gains		Losses		Value
Housing and U.S. Obligations	$1,297,970	$509		$(1,048)		$1,297,431
Mortgage-backed securities
Floating
CMO	341,381	520		(1,987)		339,914
Pass Thru	2,999	69		—		3,068
Total Floating	344,380	589		(1,987)		342,982
Fixed
CMBS	9,145,270	3,116		(801,515)		8,346,871
Total Fixed	9,145,270	3,116		(801,515)		8,346,871
MBS AFS Before Hedging Adjustments	9,489,650	3,705	(a)	(803,502)	(a)	8,689,853
Hedging Basis Adjustments (b)	(634,699)	634,699		—		—
Total Available-for-sale securities (MBS)	8,854,951	638,404		(803,502)		8,689,853
Total Available-for-sale securities	$10,152,921	$638,913		$(804,550)		$9,987,284
(a)	Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.

(b)	Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

Credit Loss Analysis of AFS Securities

The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations and CMBS. A portfolio of State and local housing finance agency obligations is also classified as AFS. The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities. The tables below exclude U.S. Treasuries classified as AFS as changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the full faith and credit backing provided by the U.S. government.

Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At September 30, 2025 and December 31, 2024, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-issued and based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2025 and December 31, 2024.

The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$—	$—	$2,562	$(20)	$2,562	$(20)
MBS-GSE	222,863	(754)	6,850,833	(481,448)	7,073,696	(482,202)
Total MBS Temporarily Impaired	222,863	(754)	6,853,395	(481,468)	7,076,258	(482,222)
State and local housing finance agency obligations	124,926	(75)	2,599	(1)	127,525	(76)
Total Temporarily Impaired	$347,789	$(829)	$6,855,994	$(481,469)	$7,203,783	$(482,298)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$—	$—	$2,792	$(29)	$2,792	$(29)
MBS-GSE	1,952,588	(51,358)	6,449,935	(752,115)	8,402,523	(803,473)
Total MBS Temporarily Impaired	1,952,588	(51,358)	6,452,727	(752,144)	8,405,315	(803,502)
State and local housing finance agency obligations	74,999	(1)	790,493	(1,047)	865,492	(1,048)
Total Temporarily Impaired	$2,027,587	$(51,359)	$7,243,220	$(753,191)	$9,270,807	$(804,550)

Redemption Term

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost (b)	Fair Value	Cost (b)	Fair Value
Housing and U.S. Obligations
Due in one year or less	$255,254	$255,894	$5,200	$5,164
Due after one year through five years	206,898	207,914	—	—
Due after five years through ten years	98,860	98,844	—	—
Due after ten years	1,441,785	1,443,078	1,292,770	1,292,267
Housing and U.S. Obligations	$2,002,797	$2,005,730	$1,297,970	$1,297,431

Mortgage-backed securities
Due in one year or less	$475,844	$469,721	$223,769	$222,398
Due after one year through five years	2,145,045	2,130,075	1,999,007	1,953,918
Due after five year through ten years	6,295,198	6,250,033	5,769,258	5,685,628
Due after ten years	864,137	847,820	862,917	827,909
Mortgage-backed securities	$9,780,224	$9,697,649	$8,854,951	$8,689,853
Total Available-for-Sale securities	$11,783,021	$11,703,379	$10,152,921	$9,987,284
(a)	The carrying value of AFS securities equals fair value.
(b)	Amortized cost is UPB after adjusting for net unamortized discounts of $42.6 million at September 30, 2025 and net unamortized discounts of $24.0 million at December 31, 2024. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$303,295	$301,886	$341,381	$339,914
Pass Thru	2,662	2,747	2,999	3,068
Total Floating	305,957	304,633	344,380	342,982
Fixed
CMBS	9,474,267	9,393,016	8,510,571	8,346,871
Total Fixed	9,474,267	9,393,016	8,510,571	8,346,871
Total Mortgage-backed securities	9,780,224	9,697,649	8,854,951	8,689,853
Housing and U.S. Obligations
Floating	1,444,385	1,445,676	1,297,970	1,297,431
Fixed	558,412	560,054	—	—
Total Available-for-Sale securities	$11,783,021	$11,703,379	$10,152,921	$9,987,284

Note 8.        Held-to-Maturity Securities.

The following tables provide major security types (in thousands):

	September 30, 2025
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$18,613	$—	$—	$18,613	$321	$—	$18,934
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	3,142,889	—	—	3,142,889	5,563	(9,399)	3,139,053
Commercial Mortgage-Backed Securities (b)	7,778,401	—	—	7,778,401	7,241	(134,490)	7,651,152
Total MBS	10,939,903	—	—	10,939,903	13,125	(143,889)	10,809,139

Other
State and local housing finance agency obligations	154,970	(77)	—	154,893	—	(4,299)	150,594
Total Held-to-Maturity securities	$11,094,873	$(77)	$—	$11,094,796	$13,125	$(148,188)	$10,959,733

	December 31, 2024
		Allowance	OTTI		Gross	Gross
	Amortized	for Credit	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	Loss (ACL)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages	$21,649	$—	$—	$21,649	$69	$(67)	$21,651
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,086,564	—	—	2,086,564	6,969	(10,029)	2,083,504
Commercial Mortgage-Backed Securities (b)	8,572,059	—	—	8,572,059	2,167	(290,201)	8,284,025
Non-GSE MBS (c)	27,701	(569)	(569)	26,563	3,968	(237)	30,294
Total MBS	10,707,973	(569)	(569)	10,706,835	13,173	(300,534)	10,419,474

Other
State and local housing finance agency obligations	159,180	(80)	—	159,100	—	(9,300)	149,800
Total Held-to-Maturity securities	$10,867,153	$(649)	$(569)	$10,865,935	$13,173	$(309,834)	$10,569,274
(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-family properties.” Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)	The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)	Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged

There were no pledged MBS at September 30, 2025. The FHLBNY had pledged MBS, with an amortized cost basis of $2.1 million at December 31, 2024, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Credit Loss Allowances on Held-to-Maturity Securities

GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac, and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 163 and 190 at September 30, 2025 and December 31, 2024, respectively.

Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $4.3 million at September 30, 2025 and $9.3 million at December 31, 2024. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at September 30, 2025 and December 31, 2024. Probability default analysis recorded allowance for credit losses of $0.1 million at September 30, 2025 and December 31, 2024. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

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

Private-label mortgage-backed securities — In the third quarter of 2025, the Bank sold all remaining securities in the Private-Label Mortgage - Backed Securities (PLMBS) portfolio, totaling $26.0 million in current face value. On average, only 1% of the original principal remained outstanding at the time of sale and is deemed to be equivalent to holding the security to maturity. As such, the sale did not affect the classification of other securities in the held-to-maturity portfolio. The net gain recognized on the sale was immaterial.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$100	$100	$—	$—
Due after five years through ten years	26,465	26,302	28,130	27,581
Due after ten years	128,405	124,192	131,050	122,219
State and local housing finance agency obligations	$154,970	$150,594	$159,180	$149,800

Mortgage-backed securities
Due in one year or less	$572,424	$568,613	$483,360	$478,865
Due after one year through five years	5,242,848	5,143,589	5,839,107	5,624,621
Due after five years through ten years	1,805,360	1,786,882	2,119,404	2,066,685
Due after ten years	3,319,271	3,310,055	2,266,102	2,249,303
Mortgage-backed securities	$10,939,903	$10,809,139	$10,707,973	$10,419,474
Total Held-to-Maturity Securities	$11,094,873	$10,959,733	$10,867,153	$10,569,274
(a)	Amortized cost is UPB after adjusting for net unamortized discounts of $22.8 million at September 30, 2025 and $25.0 million at December 31, 2024 and before adjustments for allowance for credit losses.

Note 9.        Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2025			December 31, 2024
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total
Due in one year or less	$66,501,765	2.78	68.98	$68,580,198	2.91	64.36
Due after one year through two years	12,070,089	2.96	12.52	14,025,819	2.56	13.16
Due after two years through three years	6,760,288	2.85	7.01	10,088,386	2.79	9.47
Due after three years through four years	5,194,424	3.54	5.39	6,009,222	2.83	5.64
Due after four years through five years	3,850,918	2.92	3.99	4,728,716	3.83	4.44
Thereafter	2,029,510	1.75	2.11	3,117,258	1.85	2.93
Total par value	96,406,994	2.83%	100.00%	106,549,599	2.86%	100.00%
Advance discounts	(12,930)			(11,117)
Hedge valuation basis adjustments (b)	(174,759)			(700,244)
Total	$96,219,305			$105,838,238
(a)	The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)	Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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

In addition, the Bank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, the Bank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

●	one-to-four family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
●	securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, and FHLBanks Consolidated Obligations);
●	cash or deposits in the Bank.
●	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, can be liquidated in due course, and that the Bank can perfect a security interest in it; and
●	qualifying securities.

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

Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of September 30, 2025. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.

As of September 30, 2025, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2025 and through the filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of September 30, 2025.

Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 21. Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Advances borrowed by insurance companies accounted for 41.3% and 36.7% of total advances at September 30, 2025 and December 31, 2024, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. Although mitigated by state law in certain states, including New York and New Jersey, there is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third-party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.

Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of September 30, 2025, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:

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

Note 10.        Mortgage Loans Held-for-Portfolio.

The mortgage loans held-for-portfolio consists of Mortgage Asset Program (MAP) and Mortgage Partnership Finance (MPF) loans. The FHLBNY participates in these programs by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions. The FHLBNY manages the liquidity, interest rate, and prepayment option risk of the MPF loans, while the PFIs usually retain servicing activities, and provide credit-enhancement for conventional loans sold into the program. No intermediary trust is involved.

In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. Mortgage loans under the MPF program were at a carrying value of $1.5 billion at September 30, 2025 and $1.6 billion at December 31, 2024. Mortgage loans under the MAP program were at a carrying value of $1.1 billion at September 30, 2025 compared to $0.8 billion at December 31, 2024.

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate (a):
Fixed medium-term single-family mortgages	$95,396	3.79%	$100,846	4.37%
Fixed long-term single-family mortgages	2,422,498	96.21	2,209,388	95.63
Total unpaid principal balance	$2,517,894	100.00%	$2,310,234	100.00%

Unamortized premiums	47,190		40,346
Unamortized discounts	(632)		(695)
Basis adjustment (b)	(809)		(1,436)
Total mortgage loans amortized cost	$2,563,643		$2,348,449
Allowance for credit losses	(3,470)		(3,054)
Total mortgage loans held-for-portfolio at carrying value	$2,560,173		$2,345,395
(a)	Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)	Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $39.4 million at September 30, 2025 and $40.2 million at December 31, 2024. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $0.3 million and $0.6 million for the three and nine months ended September 30, 2025 compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2024. These fees were reported as a reduction to mortgage loan interest income.

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

The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high-quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of 1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance (if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $17.7 million at September 30, 2025 and $12.4 million at December 31, 2024.

Allowance Methodology for Mortgage Loan Losses

Our allowance for credit losses of $3.5 million at September 30, 2025 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.

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

Accrued interest receivable was $15.6 million at September 30, 2025 and $13.5 million at December 31, 2024. Delinquency and non-accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.

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

There were three MAP loans in serious delinquent status (90 days or more) at September 30, 2025 compared to one MAP loan in delinquency status at December 31, 2024.

Roll forward Analysis of Allowance for Credit Losses

The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$3,162	$2,517	$3,054	$3,301
Adjustment for cumulative effect of accounting change	—	—	—	—
Charge-offs	(5)	—	(5)	—
Recoveries	—	—	—	—
Provision (Reversal) for credit losses on mortgage loans	313	74	421	(710)
Balance, at end of period	$3,470	$2,591	$3,470	$2,591

The following table presents risk elements and credit losses (dollars in thousands):

	September 30, 2025	December 31, 2024
Average loans outstanding during the period (a)	$2,391,896	$2,218,785
Mortgage loans held for portfolio (b)	2,517,894	2,310,234
Non-accrual loans (b)	6,664	5,742
Allowance for credit losses on mortgage loans held for portfolio	3,470	3,054
Net charge-offs	5	—

Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.138%	0.132%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.265%	0.249%
Ratio of allowance for credit losses to non-accrual loans	52.071%	53.190%
(a)	Represents the average unpaid principal balance for the nine months ended September 30, 2025 and for the twelve months ended December 31, 2024.
(b)	Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	September 30, 2025	December 31, 2024
Total mortgage loans, carrying values net (a)	$2,560,173	$2,345,395
Non-performing mortgage loans - Conventional (a)(b)	$6,664	$5,742
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$3,277	$4,531
(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)	Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost.”

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

The following tables present unpaid principal balances with and without related loan loss allowances for conventional loans (excluding insured FHA/VA loans) (in thousands):

					Three months ended	Nine months ended
	September 30, 2025				September 30, 2025	September 30, 2025

	Unpaid			Average	Average
	Principal	Related	Amortized Cost	Amortized Cost	Recorded
	Balance	Allowance	After Allowance	After Allowance (d)	Investment (d)
Conventional Loans (a)(c)
No related allowance (b)	$451,287	$—	$456,864	$456,358	$481,695	$456,358
With a related allowance	1,956,806	(3,470)	1,991,899	2,528,437	2,917,211	2,528,437
Total measured for impairment	$2,408,093	$(3,470)	$2,448,763	$2,984,795	$3,398,906	$2,984,795

	December 31, 2024
	Unpaid			Average
	Principal	Related	Amortized Cost	Amortized Cost
	Balance	Allowance	After Allowance	After Allowance (d)
Conventional Loans (a)(c)
No related allowance (b)	$387,592	$—	$392,297	$386,470
With a related allowance	1,806,712	(3,054)	1,835,409	1,810,005
Total measured for impairment	$2,194,304	$(3,054)	$2,227,706	$2,196,475
(a)	Based on analysis of the nature of risks of the FHLBNY’s investments in mortgage loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)	Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)	Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)	Represents the average amortized cost after allowance for the three and nine months ended September 30, 2025 and for the twelve months ended December 31, 2024.

The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2025	December 31, 2024
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type:
Conventional mortgage loans	$2,408,093	$2,194,303
Government-guaranteed or - insured mortgage loans	109,801	115,931
Total mortgage loans - unpaid principal balance	$2,517,894	$2,310,234

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

The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at September 30, 2025 and December 31, 2024.

Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	September 30, 2025
	Conventional Loans
	Origination Year
	Prior to 2021	2021 to 2025	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$10,354	$4,629	$14,982
Past due 60 - 89 days	951	1,187	$2,137
Past due 90 days or more	5,467	1,251	$6,718
Total past due mortgage loans	16,772	7,066	23,838
Current mortgage loans	1,340,481	1,087,914	2,428,395
Total conventional mortgage loans	$1,357,253	$1,094,980	$2,452,233

	December 31, 2024
	Conventional Loans
	Origination Year
	Prior to 2020	2020 to 2024	Total
Payment Status, at Amortized Cost:

Conventional loans
Past due 30 - 59 days	$7,594	$2,889	$10,483
Past due 60 - 89 days	2,025	1,169	3,194
Past due 90 days or more	4,780	1,003	5,783
Total past due mortgage loans	14,399	5,061	19,460
Current mortgage loans	1,100,791	1,110,510	2,211,301
Total conventional mortgage loans	$1,115,190	$1,115,571	$2,230,761

Other Delinquency Statistics (dollars in thousands):

	September 30, 2025
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$3,039	$1,439	$4,478
Serious delinquency rate (b)	0.30%	2.99%	0.42%
Past due 90 days or more and still accruing interest	$—	$3,329	$3,329
Loans on non-accrual status	$6,718	$—	$6,718

	December 31, 2024
	Conventional	Government-Guaranteed	Total
	Loans	or -Insured Loans	Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$2,772	$2,400	$5,172
Serious delinquency rate (b)	0.28%	3.98%	0.46%
Past due 90 days or more and still accruing interest	$—	$4,598	$4,598
Loans on non-accrual status	$5,783	$—	$5,783
(a)	Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)	Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.

Note 11.        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $2.9 billion at September 30, 2025 and $2.4 billion at December 31, 2024, an increase of $0.5 billion, or 21%, from December 31, 2024. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.9% and 99.4% of deposits at September 30, 2025 and December 31, 2024, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.7 billion for period ended September 30, 2025 and $2.5 billion for the period ended December 31, 2024. The annualized weighted-average interest rates paid on demand and overnight deposits were 4.20% for the three months ended September 30, 2025 and 5.04% for the year ended December 31, 2024.

The following table summarizes deposits (in thousands):

	September 30, 2025	December 31, 2024
Interest-bearing demand	$2,919,554	$2,415,356
Non-interest-bearing demand	4,031	14,028
Total deposits (a)	$2,923,585	$2,429,384
(a)	Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

		Average		Average
Deposits	September 30, 2025	Interest Rate (b)	December 31, 2024	Interest Rate (b)
Interest-bearing demand (a)	$2,919,554	4.20%	$2,415,356	5.04%
Non-interest-bearing demand	4,031		14,028
Total deposits	$2,923,585		$2,429,384
(a)	Primarily adjustable rate.
(b)	The weighted average interest rate is calculated based on the average balance.

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

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	September 30, 2025	December 31, 2024

Consolidated obligation bonds-amortized cost	$82,361,217	$81,110,132
Hedge valuation basis adjustments	(118,341)	(605,481)
Hedge basis adjustments on de-designated hedges	94,589	100,019
FVO - valuation adjustments and accrued interest	(11,434)	(52,535)
Total Consolidated obligation bonds	$82,326,031	$80,552,135

Discount notes-amortized cost	$60,970,468	$67,856,014
Hedge value basis adjustments	(6,899)	2,987
Hedge basis adjustments on de-designated hedges	(144)	(62)
FVO - valuation adjustments and remaining accretion	9,553	—
Total Consolidated obligation discount notes	$60,972,978	$67,858,939

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2025			December 31, 2024
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total
One year or less	$50,988,425	3.55%	61.93%	$39,037,890	3.97%	48.16%
Over one year through two years	17,227,545	3.66	20.92	22,431,140	2.96	27.67
Over two years through three years	3,758,890	3.40	4.57	7,168,470	3.22	8.84
Over three years through four years	4,719,565	3.81	5.73	4,640,065	3.43	5.72
Over four years through five years	2,061,295	3.73	2.50	3,970,550	4.03	4.90
Thereafter	3,577,400	3.82	4.35	3,821,850	3.58	4.71
Total par value	82,333,120	3.60%	100.00%	81,069,965	3.58%	100.00%

Bond premiums (b)	47,159			61,456
Bond discounts (b)	(19,062)			(21,289)
Hedge valuation basis adjustments (c)	(118,341)			(605,481)
Hedge basis adjustments on de-designated hedges (d)	94,589			100,019
FVO (e) - valuation adjustments and accrued interest	(11,434)			(52,535)
Total Consolidated obligation bonds	$82,326,031			$80,552,135
(a)	Weighted average rate represents the weighted average contractual coupons of CO bonds, unadjusted for swaps.
(b)	Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
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

Interest Rate Payment Terms

The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$30,241,320	36.73%	$24,815,835	30.61%
Fixed-rate, callable	21,066,800	25.59	21,611,130	26.66
Step Up, callable	1,627,000	1.98	2,357,000	2.91
Step Down, callable	52,000	0.06	52,000	0.06
Floating rate, callable	25,000	0.03	25,000	0.03
Single-index floating rate	29,321,000	35.61	32,209,000	39.73
Total par value	$82,333,120	100.00%	$81,069,965	100.00%

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Par value	$61,480,277	$68,467,860
Amortized cost	$60,970,468	$67,856,014
Hedge value basis adjustments (a)	(6,899)	2,987
Hedge basis adjustments on de-designated hedges (b)	(144)	(62)
FVO (c) - valuation adjustments and remaining accretion	9,553	—
Total Consolidated obligation discount notes	$60,972,978	$67,858,939
Weighted average interest rate	4.01%	4.45%
(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)	FVO valuation adjustments — Valuation adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2024.

Note 13.        Affordable Housing Program and Voluntary Contributions.

The FHLBNY charges the amount allocated for the Affordable Housing Program to expense and recognizes it as a liability. The FHLBNY relieves the AHP liability as members use the subsidies.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$231,652	$210,721	$231,447	$187,027
Additions from current period’s assessments	17,767	20,391	52,097	65,074
Net disbursements for grants and programs	(19,119)	(24,153)	(53,244)	(45,142)
Ending balance	$230,300	$206,959	$230,300	$206,959

In addition to statutory AHP assessments, the Bank voluntarily contributed $21.9 million year-to-date, to support voluntary housing and community development programs. Included in this amount is $8.3 million worth of interest rebates for our Zero Percent Advance (“ZPA”) program which recognizes the interest rebate within Net Interest Margin.

The following table provides roll forward information with respect to changes in voluntary contributions liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,588	$2,659	$559	$—
Voluntary Contribution	6,306	4,690	$13,624	8,264
Net disbursements for grants and programs	(7,581)	(6,181)	$(12,870)	(7,096)
Ending balance	$1,313	$1,168	$1,313	$1,168

Note 14.        Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed, and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $5.6 billion for period ended September 30, 2025 and $6.0 billion for the period ended December 31, 2024.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2025		December 31, 2024
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$1,044,338	$8,185,771	$983,435	$8,514,016
Total capital-to-asset ratio	4.00%	5.27%	4.00%	5.31%
Total capital (b)	$6,217,379	$8,185,771	$6,411,978	$8,514,016
Leverage ratio	5.00%	7.90%	5.00%	7.97%
Leverage capital (c)	$7,771,724	$12,278,656	$8,014,997	$12,771,024
(a)	Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)	Required “Total capital” is 4.0% of total assets.
(c)	The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)	Required minimum.
(e)	Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Estimated redemption periods were as follows (in thousands):

	September 30, 2025	December 31, 2024
Redemption less than one year	$3,112	$1,277
Redemption from one year to less than three years	3,162	2,155
Redemption from three years to less than five years	1,119	222
Redemption from five years or greater	1,797	855
Total	$9,190	$4,509

The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$8,973	$6,336	$4,509	$7,219
Capital stock subject to mandatory redemption reclassified from equity	1,599	—	7,710	—
Redemption of mandatorily redeemable capital stock (a)	(1,382)	(196)	(3,029)	(1,079)
Ending balance	$9,190	$6,140	$9,190	$6,140
Accrued interest payable (b)	$175	$149	$175	$149
(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 7.6% for the three months ended September 30, 2025 and 9.50% for the same period in 2024. Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (Capital Agreement), each FHLBank is required to set aside 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding Consolidated obligations as calculated as of the last day of the current calendar quarter. The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.3 billion and $1.2 billion as restricted retained earnings in the FHLBNY’s Total Capital for the period ending September 30, 2025 and December 31, 2024, respectively.

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

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$159,741	$183,363	$468,461	$585,197
Net income available to stockholders	$159,741	$183,363	$468,461	$585,197
Weighted average shares of capital	57,805	62,464	59,106	62,201
Less: Mandatorily redeemable capital stock	(92)	(62)	(72)	(64)
Average number of shares of capital used to calculate earnings per share	57,713	62,402	59,034	62,137
Basic earnings per share	$2.77	$2.94	$7.94	$9.42

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Defined Benefit Plan	$2,848	$3,025	$8,543	$9,075
Benefit Equalization Plans (defined benefit and defined contribution)	2,443	2,482	5,754	6,979
Defined Contribution Plans	896	813	2,814	2,488
Postretirement Health Benefit Plan	(10)	21	(32)	61
Total retirement plan expenses	$6,177	$6,341	$17,079	$18,603

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$303	$471	$909	$1,412
Interest cost	965	925	2,895	2,775
Amortization of unrecognized net loss	—	194	—	580
Amortization of unrecognized past service cost	18	5	54	14
Net periodic benefit cost - Defined Benefit BEP	1,286	1,595	3,858	4,781
Benefit Equalization plans - Thrift and Deferred incentive compensation plans	1,157	887	1,896	2,198
Total	$2,443	$2,482	$5,754	$6,979

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The Plan is unfunded. The Plan, as amended, is offered to active employees who had completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015.

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost (benefits attributed to service during the period)	$2	$4	$6	$11
Interest cost on accumulated postretirement health benefit obligation	74	82	222	245
Amortization of (gain)/loss	(86)	(65)	(260)	(195)
Net periodic postretirement health benefit expense/(income)	$(10)	$21	$(32)	$61

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

The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):

Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2025	December 31, 2024
Interest rate contracts
Interest rate swaps	$185,117,086	$181,828,385
Interest rate caps	1,000,000	150,000
Mortgage delivery commitments	44,488	28,672
Total interest rate contracts notionals	$186,161,574	$182,007,057

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

	September 30, 2025		December 31, 2024
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$536,132	$588,465	$519,217	$932,845
Cleared derivatives	1,102,501	1,115,175	1,809,833	1,795,667
Total gross recognized amount	1,638,633	1,703,640	2,329,050	2,728,512
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(467,167)	(583,497)	(436,236)	(919,886)
Cleared derivatives	(1,102,392)	(1,102,392)	(1,795,471)	(1,795,471)
Total gross amounts of netting adjustments and cash collateral	(1,569,559)	(1,685,889)	(2,231,707)	(2,715,357)
Net amounts after offsetting adjustments and cash collateral	$69,074	$17,751	$97,343	$13,155

Uncleared derivatives	$68,965	$4,968	$82,981	$12,959
Cleared derivatives	109	12,783	14,362	196
Total net amounts after offsetting adjustments and cash collateral	$69,074	$17,751	$97,343	$13,155

Derivative instruments - not nettable
Uncleared derivatives (a)	$95	$19	$1	$202
Total derivative assets and total derivative liabilities
Uncleared derivatives	$69,060	$4,987	$82,982	$13,161
Cleared derivatives	109	12,783	14,362	196
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$69,169	$17,770	$97,344	$13,357

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$838,265	$—	$802,969	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(57,798)	—	(69,065)	—
Total net amount of non-cash collateral received or repledged	$780,467	$—	$733,904	$—
Total net exposure cash and non-cash (e)	$849,636	$17,770	$831,248	$13,357
Net unsecured amount - Represented by:
Uncleared derivatives	$11,262	$4,987	$13,917	$13,161
Cleared derivatives	838,374	12,783	817,331	196
Total net exposure cash and non-cash (e)	$849,636	$17,770	$831,248	$13,357
(a)	Not nettable derivative instruments are without legal right of offset and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)	Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).

(c)	Non-cash collateral received or pledged – For certain uncleared derivatives, from time-to-time counterparties have pledged U.S. Treasury securities to the FHLBNY as collateral; amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)	Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)	Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.

Fair Value of Derivative Instruments

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2025
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$152,807,214	$1,324,057	$1,409,578
Total derivatives in hedging relationships under ASC 815	152,807,214	1,324,057	1,409,578

Derivatives not designated as hedging instruments
Interest rate swaps (b)	32,309,872	313,452	294,062
Interest rate caps	1,000,000	1,124	—
Mortgage delivery commitments	44,488	95	19
Other	—	—	—
Total derivatives not designated as hedging instruments	33,354,360	314,671	294,081
Total derivatives before netting and collateral adjustments	$186,161,574	$1,638,728	$1,703,659
Netting adjustments		$(1,498,769)	$(1,498,769)
Cash collateral and related accrued interest		(70,790)	(187,120)
Total netting adjustments and cash collateral		(1,569,559)	(1,685,889)
Total derivative assets and total derivative liabilities		$69,169	$17,770
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$838,265
Security collateral received from counterparty (c)		(57,798)
Net security		780,467
Net exposure		$849,636

	December 31, 2024
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$156,145,139	$1,706,340	$2,241,804
Total derivatives in hedging relationships under ASC 815	156,145,139	1,706,340	2,241,804

Derivatives not designated as hedging instruments
Interest rate swaps (b)	25,683,246	622,561	486,708
Interest rate caps	150,000	149	—
Mortgage delivery commitments	28,672	1	202
Other	—	—	—
Total derivatives not designated as hedging instruments	25,861,918	622,711	486,910
Total derivatives before netting and collateral adjustments	$182,007,057	$2,329,051	$2,728,714
Netting adjustments		$(2,222,357)	$(2,222,357)
Cash collateral and related accrued interest		(9,350)	(493,000)
Total netting adjustments and cash collateral		(2,231,707)	(2,715,357)
Total derivative assets and total derivative liabilities		$97,344	$13,357
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$802,969
Security collateral received from counterparty (c)		(69,065)
Net security		733,904
Net exposure		$831,248
(a)	All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)	Interest rate swaps also include the Other category comprised of interest rate swaps intermediated from time to time for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)	Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2025 and December 31, 2024.

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

Fair value hedge gains and losses

Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$29,862	$(336,609)	$(345,973)	$(26,883)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(28,862)	$331,521	$343,722	$26,022

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

The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2025 and December 31, 2024, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2025
		Cumulative Fair Value Hedging Adjustment
		Included in the Carrying Amount of Hedged
		Items Gains (Losses)
	Carrying Amount of		Discontinued
	Hedged	Active Hedging	Hedging
	Assets/Liabilities (a)	Relationship	Relationship
Assets:
Hedged advances	$50,739,207	$(174,758)	$—
Hedged AFS debt securities (a)	7,275,245	(341,788)	—
De-designated advances (b)	—	—	(1)
De-designated AFS debt securities (b)	—	—	(575)
	$58,014,452	$(516,546)	$(576)
Liabilities:
Hedged consolidated obligation bonds	$42,825,379	$118,341	$—
Hedged consolidated obligation discount notes	51,634,577	6,899	—
De-designated consolidated obligation bonds (b)	—	—	(94,589)
De-designated consolidated obligation discount notes (b)	—	—	144
	$94,459,956	$125,240	$(94,445)

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

(b)

At September 30, 2025, par amounts of de-designated advances were $0.1 billion; par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de - designated CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.6 billion. At December 31, 2024, par amounts of de-designated advances were $0.5 billion; par amounts of de-designated AFS debt securities were $5.0 million; par amounts of de - designated CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.2 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.

Cash flow hedge gains and losses

The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2025				2024
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$65	$—	$(6,354)	$(6,419)	$(292)	$—	$(43,954)	$(43,662)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2025				2024
	Amounts	Amounts		Total	Amounts	Amounts		Total
	Reclassified from	Reclassified from	Amounts	Change in	Reclassified from	Reclassified from	Amounts	Change in
	AOCI to	AOCI to Other	Recorded	OCI for	AOCI to	AOCI to Other	Recorded	OCI for
	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period	Interest Expense (b)	Income (Loss) (c)	in OCI (d)	Period
Interest rate contracts (a)	$(193)	$—	$(34,384)	$(34,191)	$(862)	$—	$(29,891)	$(29,029)
(a)	Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of Income as the change in cash flows on the hedged item.

(b)	Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Gains (losses) reclassified represent gains (losses) in AOCI that were amortized as an income (expense) to debt interest expense. If debt is held to maturity, gains (losses) in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.5 million of the unrecognized gains in AOCI will be recognized as yield adjustments as an income to debt interest expense.
(c)	Under ASC 815, hedge ineffectiveness is reclassified into earnings only if the original transaction is no longer probable of occurring by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)	Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.

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

Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$8,806	$(89,585)	$(29,341)	$26,661
Caps	1,108	(163)	974	(197)
Mortgage delivery commitments	466	686	762	585
Total gains (losses) on derivatives in economic hedges	$10,380	$(89,062)	$(27,605)	$27,049

Note 18.        Fair Values of Financial Instruments.

Estimated Fair Values — Summary Tables – Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2025
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$30,240	$30,240	$30,240	$—	$—	$—
Interest-bearing deposits	3,025,000	3,025,014	—	3,025,014	—	—
Securities purchased under agreements to resell	13,145,000	13,145,072	—	13,145,072	—	—
Federal funds sold	9,465,000	9,465,037	—	9,465,037	—	—
Trading securities	7,345,282	7,345,282	7,345,282	—	—	—
Equity Investments	103,409	103,409	103,409	—	—	—
Available-for-sale securities	11,703,379	11,703,379	560,054	9,697,649	1,445,676	—
Held-to-maturity securities	11,094,796	10,959,733	—	10,809,139	150,594	—
Advances	96,219,305	96,386,205	—	96,386,205	—	—
Mortgage loans held-for-portfolio, net	2,560,173	2,349,429	—	2,349,429	—	—
Accrued interest receivable	538,891	538,891	—	538,891	—	—
Derivative assets	69,169	69,169	—	1,638,728	—	(1,569,559)
Other financial assets	55	55	—	—	55	—
Liabilities
Deposits	2,923,585	2,922,941	—	2,922,941	—	—
Consolidated obligations
Bonds	82,326,031	81,998,237	—	81,998,237	—	—
Discount notes	60,972,978	60,995,963	—	60,995,963	—	—
Mandatorily redeemable capital stock	9,190	9,190	9,190	—	—	—
Accrued interest payable	626,179	626,179	—	626,179	—	—
Derivative liabilities	17,770	17,770	—	1,703,659	—	(1,685,889)
Other financial liabilities	—	—	—	—	—	—

	December 31, 2024
		Estimated Fair Value
						Netting
	Carrying					Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$26,141	$26,141	$26,141	$—	$—	$—
Interest-bearing deposits	2,770,000	2,769,988	—	2,769,988	—	—
Securities purchased under agreements to resell	10,895,000	10,894,935	—	10,894,935	—	—
Federal funds sold	9,415,000	9,414,947	—	9,414,947	—	—
Trading securities	7,237,940	7,237,940	7,237,940	—	—	—
Equity Investments	95,422	95,422	95,422	—	—	—
Available-for-sale securities	9,987,284	9,987,284	—	8,689,853	1,297,431	—
Held-to-maturity securities	10,865,935	10,569,274	—	10,389,180	180,094	—
Advances	105,838,238	105,990,899	—	105,990,899	—	—
Mortgage loans held-for-portfolio, net	2,345,395	2,052,908	—	2,052,908	—	—
Accrued interest receivable	571,199	571,199	—	571,199	—	—
Derivative assets	97,344	97,344	—	2,329,051	—	(2,231,707)
Other financial assets	378	378	—	—	378	—
Liabilities
Deposits	2,429,384	2,428,220	—	2,428,220	—	—
Consolidated obligations
Bonds	80,552,135	79,945,390	—	79,945,390	—	—
Discount notes	67,858,939	67,885,002	—	67,885,002	—	—
Mandatorily redeemable capital stock	4,509	4,509	4,509	—	—	—
Accrued interest payable	604,267	604,267	—	604,267	—	—
Derivative liabilities	13,357	13,357	—	2,728,714	—	(2,715,357)
Other financial liabilities	—	—	—	—	—	—

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

For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:

Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at September 30, 2025 and December 31, 2024. The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received. Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

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

Fair values of Mortgage-backed securities deemed impaired — In the third quarter of 2025, the Bank sold all the remaining securities in our PLMBS portfolio, $26.0 million in current face value.

U.S. Government Securities — The FHLBNY classifies trading and available-for-sale securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value. We classify securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value.

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

The FHLBNY determines the fair values of advances elected under the FVO by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair Value Measurement standards. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency’s “Advances” regulations, an advance with a maturity or repricing period greater than nine months requires a prepayment fee sufficient to make a FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process. These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2025 and December 31, 2024.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2025 and December 31, 2024.

For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2025, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2025
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,345,282	$7,345,282	$—	$—	$—
Equity Investments	103,409	103,409	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	9,697,649	—	9,697,649	—	—
Housing and U.S. obligations	2,005,730	560,054	—	1,445,676	—
Derivative assets (a)
Interest-rate derivatives	69,074	—	1,638,633	—	(1,569,559)
Mortgage delivery commitments	95	—	95	—	—
Total recurring fair value measurement - Assets	$19,221,239	$8,008,745	$11,336,377	$1,445,676	$(1,569,559)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected)	$(572,060)	$—	$(572,060)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,045,201)	—	(1,045,201)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(17,751)	—	(1,703,640)	—	1,685,889
Mortgage delivery commitments	(19)	—	(19)	—	—
Total recurring fair value measurement - Liabilities	$(1,635,031)	$—	$(3,320,920)	$—	$1,685,889

	December 31, 2024
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,237,940	$7,237,940	$—	$—	$—
Equity Investments	95,422	95,422	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	8,689,853	—	8,689,853	—	—
Housing and U.S. obligations	1,297,431	—	—	1,297,431	—
Derivative assets(a)
Interest-rate derivatives	97,343	—	2,329,050	—	(2,231,707)
Mortgage delivery commitments	1	—	1	—	—
Total recurring fair value measurement - Assets	$17,417,990	$7,333,362	$11,018,904	$1,297,431	$(2,231,707)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(1,704,115)	$—	$(1,704,115)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(13,155)	—	(2,728,512)	—	2,715,357
Mortgage delivery commitments	(202)	—	(202)	—	—
Total recurring fair value measurement - Liabilities	$(1,717,472)	$—	$(4,432,829)	$—	$2,715,357
(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)	Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Balance, beginning of the period	$1,445,172	$1,223,688	$1,297,431	$1,228,238
Transfer of securities from held-to-maturity to available-for-sale	—	—	—	—
Provision for credit losses	—	—	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	504	(373)	1,830	(1,908)
Purchases	—	—	150,000	—
Settlements	—	—	(3,585)	(3,015)
Balance, end of the period	$1,445,676	$1,223,315	$1,445,676	$1,223,315

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$256	$—	$256	$—
Real estate owned	55	—	—	55
Total non-recurring assets at fair value	$311	$—	$256	$55

	During the period ended December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	178	—	—	178
Total non-recurring assets at fair value	$178	$—	$—	$178

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at September 30, 2025 and December 31, 2024.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Three months ended September 30,
	2025	2024	2025

	Bonds		Discount Notes (b)
Balance, beginning of the period	$(1,537,745)	$(1,899,284)	$(565,650)
New transactions elected for fair value option	—	—	—
Maturities and terminations	505,015	55,000	—
Net gains (losses) on financial instruments held under fair value option	(11,896)	(38,994)	(696)
Change in accrued interest/unaccreted balance	(575)	621	(5,714)
Balance, end of the period	$(1,045,201)	$(1,882,657)	$(572,060)

	Nine months ended September 30,
	2025	2024	2025

	Bonds		Discount Notes (b)
Balance, beginning of the period	$(1,704,115)	$(3,780,541)	$—
New transactions elected for fair value option	(5,000)	—	(562,507)
Maturities and terminations	705,015	1,955,000	—
Net gains (losses) on financial instruments held under fair value option	(40,607)	(66,316)	(146)
Change in accrued interest/unaccreted balance	(494)	9,200	(9,407)
Balance, end of the period	$(1,045,201)	$(1,882,657)	$(572,060)
(a)	No advances elected under the FVO were outstanding at three and nine months ended September 30, 2025, and September 30, 2024.
(b)	No discount notes elected under the FVO were outstanding at three and nine months ended September 30, 2024.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2025			2024
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(3,637)	$(11,896)	$(15,533)	$(5,850)	$(38,994)	$(44,844)
Consolidated obligation discount notes	(7,058)	(696)	(7,754)	—	—	—
	$(10,695)	$(12,592)	$(23,287)	$(5,850)	$(38,994)	$(44,844)

	Nine months ended September 30,
	2025			2024
		Net Gains	Total Change in Fair		Net Gains	Total Change in Fair
		(Losses) Due to	Value Included in		(Losses) Due to	Value Included in
	Interest	Changes in Fair	Current Period	Interest	Changes in Fair	Current Period
	Expense	Value	Earnings	Expense	Value	Earnings
Consolidated obligation bonds	$(12,096)	$(40,607)	$(52,703)	$(36,294)	$(66,316)	$(102,610)
Consolidated obligation discount notes	(9,450)	(146)	(9,596)	—	—	—
	$(21,546)	$(40,753)	$(62,299)	$(36,294)	$(66,316)	$(102,610)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (a) (in thousands):

	September 30, 2025
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds	$1,056,635	$1,045,201	$(11,434)
Consolidated obligation discount notes	562,507	572,060	9,553
	$1,619,142	$1,617,261	$(1,881)

	December 31, 2024
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds	$1,756,650	$1,704,115	$(52,535)

	September 30, 2024
			Fair Value
			Over/(Under)
	Aggregate Unpaid	Aggregate Fair	Aggregate Unpaid
	Principal Balance	Value	Principal Balance
Consolidated obligation bonds	$1,938,965	$1,882,657	$(56,308)
(a)	The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds and CO discount notes, primarily fixed-rate, intermediate and short-term debt; management elects the FVO for such CO bonds and CO discount notes when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the debt. Management may also elect the FVO of certain other CO bonds and CO discount notes to achieve asset liability objectives.

Note 19.        Commitments and Contingencies.

Consolidated obligations — The FHLBanks have joint and several liability for all the Consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the Consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of September 30, 2025 and December 31, 2024.

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

The following table summarizes contractual obligations and contingencies (in thousands):

September 30, 2025
Contractual Obligations
Consolidated obligation bonds at par (a)	$82,333,120
Consolidated obligation discount notes at par	61,480,277
Mandatorily redeemable capital stock (a)	9,190
Finance lease (b)	1,778
Premises (Operating Lease) (b)	63,446
Other liabilities (c)	141,738
Total contractual obligations	$144,029,549
Other commitments
Standby letters of credit (d)	$23,458,449
Consolidated obligation bonds/discount notes traded not settled	1,085,000
Commitments to fund pension	12,600
Open delivery commitments (MAP)	44,488
Total other commitments	$24,600,537
Total obligations and commitments	$168,630,086
(a)	Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)	Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use (ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)	Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the Federal Reserve Bank (FRB) and projected one year obligation for the DB Plan.
(d)	Financial letters of credit - Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.

The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.

Lease Commitments

Operating Leases:

In compliance with the guidance under Topic 842, Leases, we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.

At September 30, 2025 and December 31, 2024, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating Leases (a)
Right-of-use assets	$45,623	$49,550
Lease Liabilities	$56,255	$60,853
(a)	We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025	2024
Operating Lease Expense	$1,798		$1,794		$5,393	$5,645
Operating cash flows - Cash Paid	$2,023		$2,009		$6,066	$6,289

	September 30, 2025		December 31, 2024
Weighted Average Discount Rate	3.33%		3.33%
Weighted Average Remaining Lease Term	7.51	Years	8.25	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2025	December 31, 2024
Remainder of 2025	$2,022	$8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
Thereafter	28,332	28,332
Total undiscounted lease payments	63,820	69,886
Imputed interest	(7,565)	(9,033)
Total operating lease liabilities	$56,255	$60,853

Finance Lease:

In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $1.7 million as of September 30, 2025 and $2.0 million as of December 31, 2024. The finance lease ROU asset was $1.6 million as of September 30, 2025 and $2.0 million as of December 31, 2024.

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

Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2025 and September 30, 2024.

Debt transfers — No debt was transferred to another FHLBank in the nine months ended September 30, 2025. The Bank transferred debt with a total par value of $5.8 billion to another FHLBank in the nine months ended September 30, 2024.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY had participated to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s MPF loans that has remained outstanding was $2.1 million at September 30, 2025, and $2.5 million at December 31, 2024.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.8 million for the three and nine months ended in September 2025, compared to $0.3 million and $0.8 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. These derivatives are offset with derivatives purchased from unrelated derivatives dealers. The intermediated derivative transactions with members and derivative counterparties are collateralized. At September 30, 2025 and December 31, 2024, there were no outstanding derivative transactions with members.

Loans to Other Federal Home Loan Banks

For the nine months ended September 30, 2025, we extended $1.7 billion overnight loans to other FHLBanks. There were no overnight loans extended to other FHLBanks in the twelve months ended December 31, 2024.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the nine months and twelve months ended September 30, 2025 and December 31, 2024, respectively.

Sub-lease of Office Space to Another Federal Home Loan Bank

The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.

Cash and Due from Banks

The compensating cash balances held at Citibank were $1.5 million at September 30, 2025 and $15.0 million at December 31, 2024. Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2025	December 31, 2024
	Related	Related
Assets
Advances	$96,219,305	$105,838,238
Accrued interest receivable	410,532	457,120

Liabilities and capital
Deposits	$2,923,585	$2,429,384
Mandatorily redeemable capital stock	9,190	4,509
Accrued interest payable	175	134
Affordable Housing Program (a)	230,300	231,447

Capital	$8,128,770	$8,409,529
(a)	Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Related	Related	Related	Related
Interest income
Advances	$1,200,721	$1,605,458	$3,667,872	$4,804,490
Interest-bearing deposits	4	9	17	16
Loans to other FHLBanks	90	—	367	—

Interest expense
Deposits	$29,623	$29,807	$84,439	$96,990
Mandatorily redeemable capital stock	168	149	414	465

Service fees and other	$5,324	$5,591	$16,362	$16,023

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

The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the FHLBNY. Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act, as amended, does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements. Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members. During the three months and nine months ended September 30, 2025, the Bank did not earn interest income from any advance holders which accounted for 10% or more of the Banks total revenue for the respective periods.

The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2025
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company. (b)	New York	NY	$12,835,000	13.31%	$121,581	15.76%	$356,719	15.33
Metropolitan Tower Life Insurance Company. (b)	New York	NY	1,380,000	1.43	13,851	1.80	39,995	1.72
Subtotal MetLife, Inc.			14,215,000	14.74	135,432	17.56	396,714	17.05
Citibank, N.A.	New York	NY	12,000,000	12.45%	167,249	21.68	514,552	22.11%
Flagstar Bank, N.A.	Hicksville	NY	10,750,000	11.15	129,550	16.79	408,530	17.55
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.12	73,383	9.51	217,384	9.34
Teachers Ins. & Annuity Assoc of America	New York	NY	6,846,100	7.10	82,220	10.66	252,662	10.86
Goldman Sachs Bank USA	New York	NY	5,000,000	5.19	58,488	7.58	173,957	7.47
New York Life Insurance Company	New York	NY	3,988,000	4.14	40,898	5.30	123,178	5.29
Guardian Life Insurance Co. of America	Buffalo	NY	3,200,094	3.32	35,533	4.61	94,035	4.04
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.72	21,020	2.72	62,376	2.68
Valley National Bank (b)	Morristown	NJ	2,463,604	2.56	27,785	3.60	84,082	3.61
Total			$67,947,111	70.48%	771,558	100.00%	2,327,470	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2024
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$13,500,000	12.67%	$913,534	23.26%
MetLife, Inc.:
Metropolitan Life Insurance Company. (b)	Whippany,	NJ	12,835,000	12.05	501,120	12.76
Metropolitan Tower Life Insurance Company. (b)	Whippany,	NJ	1,380,000	1.29	62,537	1.59
Subtotal MetLife, Inc.			14,215,000	13.34	563,657	14.35
Flagstar Bank, N.A.	Hicksville	NY	12,000,000	11.26	1,030,569	26.24
Teachers Ins. & Annuity Assoc of America	New York	NY	7,177,700	6.74	345,823	8.81
Equitable Financial Life Insurance Co.	New York	NY	7,165,063	6.72	353,130	8.99
Goldman Sachs Bank USA	New York	NY	5,000,000	4.69	176,021	4.48
New York Life Insurance Company	New York	NY	3,713,000	3.48	130,413	3.32
Manufacturers and Traders Trust Company	Buffalo	NY	3,000,149	2.82	332,416	8.47
Morgan Stanley Private Bank, NA	Purchase	NY	3,000,000	2.82	6,068	0.16
Guardian Life Insurance Co. of America	New York	NY	2,710,755	2.54	75,471	1.92
Total			$71,481,667	67.08%	$3,927,102	100.00%
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	September 30, 2024
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Flagstar Bank, N.A.	Hicksville	NY	$16,850,000	15.79%	$272,583	25.51%	$834,575	26.59
Citibank, N.A.	New York	NY	15,501,000	14.53	237,250	22.20	725,135	23.10
MetLife, Inc.:
Metropolitan Life Insurance Company (b)	Whippany	NJ	13,035,000	12.22	131,040	12.26	374,278	11.92
Metropolitan Tower Life Insurance Company (b)	Whippany	NJ	1,555,000	1.46	16,266	1.52	48,375	1.54
Subtotal MetLife, Inc.			14,590,000	13.68	147,306	13.78	422,653	13.46
Equitable Financial Life Insurance Co.	New York	NY	7,165,063	6.72	90,443	8.46	272,200	8.67
Teachers Ins. & Annuity Assoc of America	New York	NY	6,860,500	6.43	85,309	7.98	259,813	8.28
Goldman Sachs Bank USA	New York	NY	5,000,000	4.69	71,135	6.66	112,625	3.59
Manufacturers and Traders Trust Company	Buffalo	NY	4,500,151	4.22	82,787	7.75	276,167	8.80
New York Life Insurance Company	New York	NY	3,513,000	3.29	33,797	3.16	93,762	2.99
Valley National Bank (b)	Wayne	NJ	2,626,604	2.46	27,113	2.53	79,703	2.54
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.46	21,004	1.97	62,556	1.99
Total			$79,225,568	74.27%	$1,068,727	100.00%	$3,139,189	100.00
(a)	Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)	An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025 (the “2024 Annual Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:

●	the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
●	the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
●	the Bank’s expectations relating to future balance sheet growth;
●	the Bank’s targets under the Bank’s retained earnings plan;
●	the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods;
●	the Bank’s statements related to reform legislation, including, without limitation, housing or government-sponsored enterprise legislation; and
●	political events, including legislative, Presidential Executive Orders, international trade policies, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency actions and analysis of the FHLBank System, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;

Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in Part I, Item 1A – Risk Factors of our 2024 Annual Report, and the risks set forth below:

●	changes in economic and market conditions;
●	changes in demand for Bank advances and other products resulting from changes in members’ and FDIC deposit flows and members’ credit demands or otherwise;
●	an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
●	the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
●	political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (COs) of the FHLBanks;

●	competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
●	the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;
●	changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
●	timing and volume of market activity;
●	ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
●	risk of loss arising from litigation filed against one or more of the FHLBanks;
●	realization of losses arising from the Bank’s joint and several liability on COs;
●	risk of loss due to fluctuations in the housing market;
●	inflation or deflation;
●	issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
●	the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
●	significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war (including, but not limited to, the war between Ukraine and Russia or the conflicts in the Middle East) or terrorism;
●	the effect of new accounting standards, including the development of supporting systems;
●	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
●	the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
●	the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (MD&A).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements. The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	64-66
1.1	Financial Condition	66
2.1 - 2.8	Advances	69-74
3.1 - 3.8	Investments	74-79
4.1 - 4.3	Mortgage Loans	80-81
5.1 - 5.11	Consolidated Obligations	82-86
6.1 - 6.4	Capital	87-89
7.1	Derivatives	89-91
8.1 – 8.3	Liquidity	91-95
9.1 - 9.12	Results of Operations	95-109
10.1	Assessments	110

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

Mission Fulfillment. Throughout the third quarter of 2025, the Bank has continued to meet our members’ needs, providing on-demand funding to help them better serve their customers and communities.

Third quarter 2025 Financial Results

Net income — Net income for the third quarter of 2025 was $159.7 million, a decrease of $23.7 million, or 12.9%, from net income of $183.4 million for the same period in 2024. Our net income is primarily driven by net interest income, which is the spread between yields earned on advances, mortgage-backed securities, and other investments and the cost of debt.

Net Interest Income — Net interest income for the third quarter of 2025 was $212.0 million, a decrease of $25.2 million, or 10.6%, from $237.2 million for the same period in 2024. The decrease in net interest income was driven by a decrease of $10.3 billion in average advances balances from the prior year period, and a decrease in market interest rates, as reflected in a decline of 90 basis points on average yield on earning assets. Decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Average advances balances decreased to $100.7 billion in the third quarter of 2025, down from $111.0 billion in the same period in 2024. Average interest earning assets decreased to $161.5 billion for the third quarter of 2025 compared to $169.0 billion for the prior year period. Net interest spread increased to 30 basis points in the third quarter of 2025 compared to 27 basis points in the same period in 2024.

Return on average equity (ROE) for the third quarter of 2025 was 7.65%, compared to ROE of 8.29% for the same period in 2024.

Other income (loss) — Other income (loss) decreased by $3.2 million, resulting from a smaller gain of $31.9 million in the third quarter of 2025 compared to a gain of $35.1 million in the third quarter of 2024.

Other expenses — Other expenses decreased by $1.8 million year over year. Other expenses were $66.7 million in the third quarter of 2025 compared to $68.5 million in the same period in the prior year. Other expenses are primarily operating expenses, compensation and benefits, voluntary contributions for the Bank’s housing and community development support activities, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency.

Affordable Housing Program Assessments (AHP) allocated from net income was $17.8 million for the third quarter of the current year, compared to $20.4 million for the same period in the prior year. Assessments are calculated as a percentage of net income, and changes in allocations were proportional with changes in net income.

Dividend payments — A quarterly cash dividend of $1.90 per share (7.60% annualized) was paid in the third quarter of the current year, compared to $2.36 per share (9.50% annualized) in the same period of the prior year.

Financial Condition — September 30, 2025 compared to December 31, 2024

Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.

Total assets decreased to $155.4 billion at September 30, 2025, from $160.3 billion at December 31, 2024, a decrease of $4.9 billion, or 3.1%. As of September 30, 2025, advances were $96.2 billion, a decrease of $9.6 billion, or 9.1%, from $105.8 billion at December 31, 2024.

Cash at banks was $30.2 million at September 30, 2025, compared to $26.1 million at December 31, 2024.

Liquidity investments — Money market investments increased $2.5 billion at September 30, 2025 to $25.6 billion, as compared to $23.1 billion at December 31, 2024. We continue to ensure an ample supply of funds to meet liquidity demands. Federal funds increased $0.1 billion to $9.5 billion, Interest-bearing deposits at highly rated financial institutions increased $0.2 billion to $3.0 billion and overnight resale agreements increased $2.2 billion to $13.1 billion.

For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs. Balances were $7.3 billion and $7.2 billion at September 30, 2025 and December 31, 2024, respectively.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $9.7 billion at September 30, 2025 and $8.7 billion at December 31, 2024 of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable and $560.1 million of available-for-sale U.S. Treasury securities at September 30, 2025.

For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.

Advances — Par balances decreased at September 30, 2025 to $96.4 billion, compared to $106.5 billion at December 31, 2024. Given that advances are always well collateralized, a provision for credit losses was not necessary. The bank has not recorded a credit loss on an advance in our history.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale (AFS) or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.

In the AFS portfolio, GSE-issued mortgage-backed securities were carried on the balance sheet at fair value of $9.7 billion and $8.7 billion at September 30, 2025 and December 31, 2024, respectively. Our portfolio consists primarily of long term fixed-rate long-term investments.

In the AFS portfolio, State and local housing finance agency obligations, primarily New York and New Jersey, were carried at $1.4 billion at September 30, 2025 and $1.3 billion at December 31, 2024.

In the HTM portfolio, long-term investments of predominantly GSE-issued fixed- and floating-rate mortgage-backed securities were $10.9 billion and $10.7 billion at September 30, 2025 and December 31, 2024, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments.

In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at September 30, 2025 and December 31, 2024. Allowance for credit losses on State and local housing finance agency obligations in the HTM portfolio was $0.1 million at September 30, 2025, slightly lower than the balance at December 31, 2024.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $103.4 million on September 30, 2025 and $95.4 million at December 31, 2024.

Mortgage loans held-for-portfolio — Mortgage loans are investments in MPF loans and MAP loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through MPF.

Unpaid principal balance of MPF loans stood at $1.5 billion at September 30, 2025, a decrease of $104.2 million from the balance at December 31, 2024. Unpaid principal balance of MAP loans stood at $1.1 billion at September 30, 2025 compared to $745.5 million at December 31, 2024.

Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.2 billion and $8.5 billion for the period ending September 30, 2025 and December 31, 2024, respectively. Required risk-based capital was $1.0 billion at September 30, 2025 and December 31, 2024. To support $155.4 billion of total assets at September 30, 2025, the minimum required total capital was $6.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.2 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — On September 30, 2025, balance sheet leverage (based on U.S. GAAP) was 19.1 times shareholders’ equity the same figure reported at December 31, 2024. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.

Selected Financial Data.

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2025	2025	2025	2024	2024
Investments (a)	$55,882	$59,771	$56,497	$51,267	$45,758
Advances	96,219	104,720	97,523	105,838	106,435
Mortgage loans held-for-portfolio, net (b)	2,560	2,459	2,380	2,345	2,308
Total assets	155,434	167,779	157,224	160,300	155,454
Deposits and borrowings	2,924	3,583	2,730	2,429	2,116
Consolidated obligations, net
Bonds	82,326	95,009	92,207	80,552	92,468
Discount notes	60,973	59,511	53,189	67,859	51,341
Total consolidated obligations	143,299	154,520	145,396	148,411	143,809
Mandatorily redeemable capital stock	9	9	4	5	6
AHP liability	230	232	236	231	207
Capital
Capital stock	5,582	5,962	5,631	6,014	6,014
Retained earnings
Unrestricted	1,292	1,279	1,272	1,287	1,309
Restricted	1,303	1,271	1,240	1,209	1,178
Total retained earnings	2,595	2,550	2,512	2,496	2,487
Accumulated other comprehensive income (loss)	(48)	(88)	(66)	(100)	(85)
Total capital	8,129	8,424	8,077	8,410	8,416
Equity to asset ratio (c)(j)	5.23%	5.02%	5.14%	5.25%	5.41%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2025	2025	2025	2024	2024	2025	2024
Investments (a)	$58,281	$57,627	$56,040	$54,433	$55,183	$57,325	$49,486
Advances	100,672	107,409	102,278	104,743	111,040	103,448	110,990
Mortgage loans held-for-portfolio, net	2,506	2,420	2,360	2,333	2,273	2,429	2,224
Total assets	162,466	168,600	161,912	162,814	170,123	164,328	169,560
Interest-bearing deposits and other borrowings	2,801	2,644	2,624	2,479	2,302	2,690	2,487
Consolidated obligations, net
Bonds	87,988	96,913	85,222	86,424	97,305	90,051	97,386
Discount notes	61,900	58,980	64,316	63,979	60,186	61,723	59,175
Total consolidated obligations	149,888	155,893	149,538	150,403	157,491	151,774	156,561
Mandatorily redeemable capital stock	9	8	4	6	6	7	6
AHP liability	228	231	231	210	205	230	200
Capital
Capital stock	5,779	6,083	5,849	5,951	6,240	5,903	6,214
Retained earnings
Unrestricted	1,305	1,288	1,317	1,329	1,325	1,304	1,320
Restricted	1,282	1,250	1,221	1,191	1,154	1,251	1,117
Total retained earnings	2,587	2,538	2,538	2,520	2,479	2,555	2,437
Accumulated other comprehensive income (loss)	(83)	(96)	(71)	(156)	(36)	(83)	(49)
Total capital	8,283	8,525	8,316	8,315	8,683	8,375	8,602

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Three months ended					Nine months ended
(dollars in millions, except earnings and	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
dividends per share, and headcount)	2025	2025	2025	2024	2024	2025	2024
Net income	$159	$153	$156	$153	$183	$468	$585
Net interest income (d)	212	215	215	237	237	642	750
Dividends paid in cash (e)	115	116	138	144	148	369	437
AHP expense	18	17	17	17	20	52	65
Return on average equity (f)(g)(j)	7.65%	7.20%	7.16%	7.33%	8.29%	7.48%	9.09%
Return on average assets (g)(j)	0.39%	0.36%	0.39%	0.37%	0.43%	0.38%	0.46%
Other non-interest income (loss)	32	19	21	25	35	72	88
Operating expenses (h)	52	52	52	56	52	156	154
Voluntary Contributions	7	4	3	26	8	14	12
Other expenses (k)	8	8	8	8	9	24	23
Total Operating and Other expenses	66	64	63	90	69	193	189
Operating expenses ratio (g)(i)(j)	0.13%	0.12%	0.13%	0.14%	0.12%	0.13%	0.12%
Earnings per share	$2.77	$2.51	$2.66	$2.59	$2.94	$7.94	$9.42
Dividends per share	$1.90	$1.84	$2.33	$2.32	$2.36	$6.07	$7.18
Headcount (Full/part time)	375	379	385	382	374	375	374
(a)

Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $3.5 million, $3.2 million, $3.2 million, $3.1 million, and $2.6 million for the periods ended September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively.

(c)	Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)	Net interest income is before the provision for credit losses on mortgage loans.
(e)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)	Return on average equity is net income as a percentage of average Capital Stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(g)	Annualized.

(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of Total average assets.
(j)	All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)	Other expenses include Finance Agency and Office of Finance expenses.

Financial Condition

Table 1.1    Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2025	December 31, 2024	dollar amount	percentage
Assets
Cash and due from banks	$30,240	$26,141	$4,099	15.68%
Interest-bearing deposits	3,025,000	2,770,000	255,000	9.21
Securities purchased under agreements to resell	13,145,000	10,895,000	2,250,000	20.65
Federal funds sold	9,465,000	9,415,000	50,000	0.53
Trading securities	7,345,282	7,237,940	107,342	1.48
Equity Investments	103,409	95,422	7,987	8.37
Available-for-sale securities	11,703,379	9,987,284	1,716,095	17.18
Held-to-maturity securities	11,094,796	10,865,935	228,861	2.11
Advances	96,219,305	105,838,238	(9,618,933)	(9.09)
Mortgage loans held-for-portfolio	2,560,173	2,345,395	214,778	9.16
Accrued interest receivable	538,891	571,199	(32,308)	(5.66)
Premises, software, and equipment	79,999	78,966	1,033	1.31
Operating lease right-of-use assets	45,623	49,550	(3,927)	(7.93)
Finance lease right-of-use assets	1,649	2,003	(354)	(17.67)
Derivative assets	69,169	97,344	(28,175)	(28.94)
Other assets	7,567	24,531	(16,964)	(69.15)
Total assets	$155,434,482	$160,299,948	$(4,865,466)	(3.04)%

Liabilities
Deposits
Interest-bearing demand	$2,919,554	$2,415,356	$504,198	20.87%
Non-interest-bearing demand	4,031	14,028	(9,997)	(71.26)
Total deposits	2,923,585	2,429,384	494,201	20.34
Consolidated obligations
Bonds	82,326,031	80,552,135	1,773,896	2.20
Discount notes	60,972,978	67,858,939	(6,885,961)	(10.15)
Total consolidated obligations	143,299,009	148,411,074	(5,112,065)	(3.44)
Mandatorily redeemable capital stock	9,190	4,509	4,681	103.81
Accrued interest payable	626,179	604,267	21,912	3.63
Affordable Housing Program	230,300	231,447	(1,147)	(0.50)
Derivative liabilities	17,770	13,357	4,413	33.04
Other liabilities	141,738	133,503	8,235	6.17
Operating lease liabilities	56,255	60,853	(4,598)	(7.56)
Finance lease liabilities	1,686	2,025	(339)	(16.74)
Total liabilities	147,305,712	151,890,419	(4,584,707)	(3.02)
Capital	8,128,770	8,409,529	(280,759)	(3.34)
Total liabilities and capital	$155,434,482	$160,299,948	$(4,865,466)	(3.04)%

Balance Sheet overview September 30, 2025 and December 31, 2024

Total assets decreased to $155.4 billion at September 30, 2025, from $160.3 billion at December 31, 2024, a decrease of $4.9 billion, or 3.1%.

Cash at banks was $30.2 million at September 30, 2025, compared to $26.1 million at December 31, 2024.

Money market investments increased $2.5 billion at September 30, 2025 to $25.6 billion, as compared to $23.1 billion at December 31, 2024. We continue to ensure an ample supply of funds to meet liquidity demands. Federal funds sold averaged $18.1 billion, $19.5 billion and $19.3 billion in the third quarter of 2025, the fourth quarter of 2024 and the third quarter of 2024, respectively. Resale agreements averaged $7.5 billion, $3.8 billion and $5.1 billion in the third quarter of 2025, the fourth quarter of 2024 and the third quarter of 2024, respectively. Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $3.0 billion and $2.8 billion at September 30, 2025 and December 31, 2024, respectively.

Advances — Par balances decreased at September 30, 2025 to $96.4 billion, compared to $106.5 billion at December 31, 2024. Short-term fixed-rate advances decreased by 8.4% to $14.5 billion at September 30, 2025, down from $15.8 billion at December 31, 2024. ARC advances, which are adjustable-rate borrowings, decreased by 12.7% to $28.8 billion at September 30, 2025, compared to $33.0 billion at December 31, 2024.

Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-maturity. Our investment profile primarily consists of GSE and Agency issued (GSE-issued) securities.

In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $304.6 million at September 30, 2025 and $343.0 million at December 31, 2024. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of $9.4 billion at September 30, 2025 and $8.3 billion at December 31, 2024. We acquired $0.9 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2025. In the third quarter of 2025, we acquired $550 million (par) of fixed-rate U.S. Treasury securities.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.4 billion at September 30, 2025 and at $1.3 billion at December 31, 2024.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were $10.9 billion at September 30, 2025 and $10.7 billion at December 31, 2024. We acquired $1.6 billion (par) of floating-rate GSE-issued MBS in the first three quarters of 2025.

State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at September 30, 2025 and December 31, 2024.

Trading securities (liquidity portfolio) — The objective of the trading portfolio is to help meet short-term contingency liquidity needs. During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At September 30, 2025 and December 31, 2024, trading investments were $7.3 billion and $7.2 billion in U.S. Treasury securities.

We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity Investments and were carried on the balance sheet at fair values of $103.4 million at September 30, 2025 and $95.4 million at December 31, 2024.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset Program. Unpaid principal balance of MPF loans stood at $1.5 billion at September 30, 2025, a decrease of $104.2 million from the balance at December 31, 2024. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $1.1 billion at September 30, 2025, an increase of $311.9 million from the balance at December 31, 2024. Paydowns for the total portfolio for the nine months ended September 30, 2025 were $149.1 million compared to $135.1 million for the same period in 2024. Acquisitions for the nine months ended September 30, 2025 were $367 million compared to $264.5 million for the same period in 2024. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. With interest rates remaining high, refinancing and home sales have declined, resulting in fewer MAP eligible loans are available for purchases from the members. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our mortgage loan portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at September 30, 2025 were lower than December 31, 2024. Allowance for credit losses increased to $3.5 million at September 30, 2025 compared to $3.1 million at December 31, 2024.

Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.2 billion and $8.5 billion for the period ending September 30, 2025 and December 31, 2024, respectively. Required risk-based capital was $1.0 billion at September 30, 2025 and December 31, 2024. To support $155.4 billion of total assets at September 30, 2025, the minimum required total capital was $6.2 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.2 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — On September 30, 2025, balance sheet leverage (based on U.S. GAAP) was 19.1 times shareholders’ equity, the same figure reported on December 31, 2024. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York (FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2025 included $27.5 million as demand cash balances at the FRBNY, $22.6 billion in short-term and overnight investments in the federal funds and resale agreements, $9.7 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable and $560.1 million of available-for-sale U.S. Treasury securities.

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

Carrying values of advances outstanding were $96.2 billion at September 30, 2025 and $105.8 billion at December 31, 2024. Carrying values included cumulative hedging basis adjustment losses of $0.2 billion at September 30, 2025 and $0.7 billion at December 31, 2024.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 2.2    Advances by Product Type

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$28,817,000	29.89%	$33,022,000	30.99%
Fixed Rate Advances	47,780,053	49.56	52,283,871	49.08
Short-Term Advances	14,460,160	15.00	15,789,348	14.82
Mortgage Matched Advances	328,230	0.34	385,448	0.36
Overnight & Line of Credit (OLOC) Advances	3,046,170	3.16	2,657,287	2.49
All other categories	1,975,381	2.05	2,411,645	2.26
Total par value	96,406,994	100.00%	106,549,599	100.00%
Advance discounts	(12,930)		(11,117)
Hedge valuation basis adjustments	(174,759)		(700,244)
Total	$96,219,305		$105,838,238

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

The following table summarizes pledged collateral (in thousands):

Table 2.3    Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
		Other	Total		Securities and
	Advances (b)	Obligations (c)	Indebtedness	Loans (d)	Deposits (d)	Total (d)
September 30, 2025	$96,406,994	$23,540,887	$119,947,881	$373,230,036	$71,365,593	$444,595,629
December 31, 2024	$106,549,599	$20,755,380	$127,304,979	$363,403,141	$70,196,673	$433,599,814
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

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):

Table 2.4    Location of Collateral Held

	Estimated Market Values
	Collateral in		Total
	Physical	Collateral	Collateral
	Possession	Specifically Listed	Received
September 30, 2025	$72,591,689	$372,003,940	$444,595,629
December 31, 2024	$71,702,496	$361,897,318	$433,599,814

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 2.5    Advances by Interest-Rate Payment Terms

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$66,767,994	69.25%	$72,670,599	68.20%
Variable-rate (b)	29,639,000	30.75	33,879,000	31.80

Total par value	96,406,994	100.00%	106,549,599	100.00%
Advance discounts	(12,930)		(11,117)
Hedge valuation basis adjustments	(174,759)		(700,244)
Total	$96,219,305		$105,838,238
(a)	Fixed- rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2025, with only 2.1% of advances in the remaining maturity bucket of greater than 5 years (2.9% at December 31, 2024). For more information, see financial statements Note 9. Advances.
(b)	Variable-rate advances are ARC advances are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):

Table 2.6    Advances by Redemption Term

	September 30, 2025		December 31, 2024		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$43,496,315	45.12%	$45,365,357	42.58%	$(1,869,042)	(4.12)%
Due after 1 year through 3 years	13,430,023	13.93	15,485,706	14.53	(2,055,683)	(13.27)
Due after 3 years through 5 years	7,272,971	7.54	8,074,063	7.58	(801,092)	(9.92)
Due after 5 years through 15 years	732,955	0.76	1,782,025	1.67	(1,049,070)	(58.87)
Thereafter	—	—	—	—	—	NM
Total principal amount	64,932,264	67.35	70,707,151	66.36	(5,774,887)	(8.17)

Fixed-rate, putable
Due in 1 year or less	57,000	0.06	—	—	57,000	NM
Due after 1 year through 3 years	445,500	0.46	738,000	0.69	(292,500)	(39.63)
Due after 3 years through 5 years	710,500	0.73	507,000	0.48	203,500	40.14
Due after 5 years through 15 years	294,500	0.31	333,000	0.31	(38,500)	(11.56)
Thereafter	—	—	—	—	—	NM
Total principal amount	1,507,500	1.56	1,578,000	1.48	(70,500)	(4.47)

Variable-rate
Due in 1 year or less	22,874,000	23.73	23,139,000	21.72	(265,000)	(1.15)
Due after 1 year through 3 years	4,740,000	4.92	7,740,000	7.26	(3,000,000)	(38.76)
Due after 3 years through 5 years	1,025,000	1.06	2,000,000	1.88	(975,000)	(48.75)
Due after 5 years through 15 years	1,000,000	1.04	1,000,000	0.94	—	—
Thereafter	—	—	—	—	—	NM
Total principal amount	29,639,000	30.75	33,879,000	31.80	(4,240,000)	(12.52)

Other (a)
Due in 1 year or less	74,450	0.08	75,840	0.07	(1,390)	(1.83)
Due after 1 year through 3 years	214,854	0.22	150,500	0.14	64,354	42.76
Due after 3 years through 5 years	36,871	0.04	156,875	0.15	(120,004)	(76.50)
Due after 5 years through 15 years	2,055	—	2,233	—	(178)	(7.97)
Thereafter	—	—	—	—	—	NM
Total principal amount	328,230	0.34	385,448	0.36	(57,218)	(14.84)

Total principal amount advances	96,406,994	100.00%	106,549,599	100.00%	(10,142,605)	(9.52)%
Other adjustments, net (b)	(187,689)		(711,361)		523,672
Total advances	$96,219,305		$105,838,238		$(9,618,933)
(a)	Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(b)	Consists of hedging valuation basis adjustments and unamortized premiums, discounts, and commitment fees.

NM — Not meaningful.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):

Table 2.7    Hedged Advances by Type

Par Amount	September 30, 2025	December 31, 2024
Qualifying hedges
Fixed-rate bullets (a)	$46,885,437	$50,683,456
Fixed-rate putable (b)	1,507,500	1,578,000
Fixed-rate with embedded cap	80,000	—
Total qualifying hedges	$48,472,937	$52,261,456

Aggregate par amount of advances hedged (c)	$51,026,337	$55,474,669
Fair value basis (hedging adjustments) (d)	$(174,759)	$(700,244)
(a)	Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
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

Economic hedges of floating-rate advances — From time to time, we issue floating-rate advances indexed to benchmark rates (Federal Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At September 30, 2025 and December 31, 2024, there were no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.

Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 2.8    Putable and Callable Advances

	Advances
Par Amount	September 30, 2025	December 31, 2024
Putable (a)	$1,507,500	$1,578,000
No-longer putable/callable	$219,000	$22,000
(a)

Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.

Investments

We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (GSE-issued). Investments include a small portfolio of bonds issued by state or local housing finance agencies and U.S. Treasury securities. We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs. Investments in the trading portfolio are typically U.S. Treasury securities, and from time to time we have also invested in GSE-issued securities, all carried at their fair values. The Finance Agency prohibits speculative investments but allows the designation of a trading portfolio for liquidity purposes. We may dispose of such investments if we do not need them for liquidity purposes and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars in thousands):

Table 3.1    Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2025	2024	Variance	Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,445,676	$1,297,431	$148,245	11.43%
Held-to-maturity securities, at carrying value, net	154,893	159,100	(4,207)	(2.64)
Total HFA securities	1,600,569	1,456,531	144,038	9.89

U.S. Treasury notes, available-for-sale at fair value	560,054	—	560,054	100.00
Trading securities (b)	7,345,282	7,237,940	107,342	1.48
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	9,697,649	8,689,853	1,007,796	11.60
Held-to-maturity securities, at carrying value, net (c)	10,939,903	10,706,835	233,068	2.18
Total MBS securities	20,637,552	19,396,688	1,240,864	6.40

Equity investments in Grantor trusts (d)	103,409	95,422	7,987	8.37
Interest-bearing deposits	3,025,000	2,770,000	255,000	9.21
Securities purchased under agreements to resell	13,145,000	10,895,000	2,250,000	20.65
Federal funds sold	9,465,000	9,415,000	50,000	0.53
Total Investments	$55,881,866	$51,266,581	$4,615,285	9.00%
(a)

State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There was an acquisition of $150.0 million of AFS State and local housing finance agency bonds for the nine months ending September 30, 2025. Paydowns from HTM portfolio were $4.2 million and paydowns from the AFS portfolio were $3.6 million for the same period.

(b)

Trading securities comprised of U.S. Treasury securities at September 30, 2025 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired and sold $3.5 billion par of U.S. Treasury securities in the nine months ended September 30, 2025.

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

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):

Table 3.2    Investment Debt Securities Issuer Concentration

	September 30, 2025			December 31, 2024
			Carrying value as			Carrying value as
	Carrying (a)		a Percentage	Carrying (a)		a Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$2,282,790	$2,277,219	28.08%	$1,998,068	$1,987,125	23.76%
Freddie Mac	18,349,526	18,224,332	225.74	17,366,261	17,086,112	206.51
Ginnie Mae	5,237	5,237	0.06	5,796	5,796	0.07
All Others - PLMBS (d)	—	—	—	26,563	30,293	0.32
Non-MBS, net (b)	2,160,622	2,156,324	26.58	1,456,531	1,447,232	17.32
Total Investment Debt Securities	$22,798,175	$22,663,112	280.46%	$20,853,219	$20,556,558	247.98%

Categorized as:

Available-for-Sale Securities	$11,703,379	$11,703,379		$9,987,284	$9,987,284

Held-to-Maturity Securities, net	$11,094,796	$10,959,733		$10,865,935	$10,569,274
(a)	Carrying values include fair values for AFS securities.
(b)	Non-MBS — Includes Housing finance agency bonds and U.S. Government securities.
(c)	Excludes Trading portfolio.
(d)	In the third quarter of 2025, the Bank sold all remaining securities in our PLMBS portfolio.

The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):

Table 3.3    External Rating of the Held-to-Maturity Portfolio

	September 30, 2025
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$10,939,903	$—	$—	$—	$10,939,903
State and local housing finance agency obligations	—	154,893	—	—	—	154,893
Total Long-term securities	$—	$11,094,796	$—	$—	$—	$11,094,796

	December 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$114	$10,681,180	$16,627	$985	$7,929	$10,706,835
State and local housing finance agency obligations	—	159,100	—	—	—	159,100
Total Long-term securities	$114	$10,840,280	$16,627	$985	$7,929	$10,865,935

See footnotes (a) and (b) under Table 3.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):

Table 3.4    External Rating of the Available-for-Sale Portfolio

	September 30, 2025
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$9,697,649	$—	$—	$—	$9,697,649
Housing and U.S. Obligations	158,472	1,847,258	—	—	—	2,005,730
Total Long-term securities	$158,472	$11,544,907	$—	$—	$—	$11,703,379

	December 31, 2024
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total
Mortgage-backed securities	$—	$8,689,853	$—	$—	$—	$8,689,853
Housing and U.S. Obligations	161,979	1,135,452	—	—	—	1,297,431
Total Long-term securities	$161,979	$9,825,305	$—	$—	$—	$9,987,284

Footnotes to Table 3.3 and Table 3.4.

(a)	Certain housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s. In the third quarter of 2025, the Bank sold all the remaining securities in our PLMBS portfolio.
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

Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates (yields) and amortized cost by contractual maturities (dollars in thousands):

Table 3.5    Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2025		December 31, 2024
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate (a)	Cost	Average Rate (a)
Mortgage-backed securities
Due in one year or less	$1,048,268	3.17%	$707,129	3.06%
Due after one year through five years	7,387,893	3.24	7,838,114	3.43
Due after five years through ten years	8,100,558	3.70	7,888,662	3.59
Due after ten years	4,183,408	4.84	3,129,019	4.77
Total Mortgage-backed securities	$20,720,127	3.74%	$19,562,924	3.70%
(a)	Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.

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

Table 3.6    Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2025	December 31, 2024
Current face value of hedged CMBS	$8,475,065	$7,742,462
Partial-term hedge face value of hedged CMBS	$7,667,000	$6,980,000
Cumulative basis adjustment gains (losses) (a)	$(342,363)	$(634,699)
Interest rate swap contracts (par)	$7,667,000	$6,980,000
(a)	Cumulative basis adjustment gains (losses) at September 30, 2025 and December 31, 2024 included immaterial balances of unamortized basis as a result of de-designation hedges.

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

Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $13.1 billion at September 30, 2025 and $10.9 billion at December 31, 2024. Resale agreements averaged $7.5 billion and $3.8 billion in the third quarter of 2025, and the fourth quarter of 2024, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell.

Federal funds sold — Federal funds sold was $9.5 billion at September 30, 2025 and $9.4 billion at December 31, 2024 and averaged $18.1 billion and $19.5 billion in the third quarter of 2025 and the fourth quarter of 2024, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 3.7    Trading Securities

	Trading Securities
	September 30, 2025	December 31, 2024
Par value	$7,550,925	$7,620,925
Amortized cost	$7,466,675	$7,475,474
Carrying/Fair value	$7,345,282	$7,237,940

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

The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):

Table 3.8    Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate Trading
	Securities
	September 30, 2025	December 31, 2024
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$7,550,925	$7,620,925
Par amounts of interest rate swaps	$7,523,057	$7,577,594
(a)	Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $1.5 billion at September 30, 2025, an increase of $104.2 million (net of acquisitions and paydowns) from the balance at December 31, 2024. Mortgage loan balances increased due to an increase in acquisitions. During 2025, the Bank purchased $367.0 million of mortgage loans from members and paydowns were $149.1 million. Mortgage loans were investments in MPF and MAP. Serious delinquencies at September 30, 2025 were lower than December 31, 2024. Allowance for credit losses were $3.5 million at September 30, 2025 and $3.1 million at December 31, 2024.

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

Mortgage loans — Conventional and Insured Loans — The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 4.1    Mortgage Loans by Conventional and Insured Loans

	September 30, 2025	December 31, 2024
Federal Housing Administration and Veteran Administration insured loans	$111,409	$117,689
Conventional loans	2,452,233	2,230,760
Allowance for credit losses on mortgage loans	(3,470)	(3,054)
Total mortgage loans held-for-portfolio, net (a)	$2,560,173	$2,345,395

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.

Table 4.2    Geographic Concentration of Mortgage Loans

	September 30, 2025		December 31, 2024
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	69.7%	62.5%	71.2%	64.5%

Table 4.3    Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	September 30, 2025
	Mortgage	Percent of Total
	Loans	Mortgage Loans
OceanFirst Bank	$253,066	10.05%
The Lyons National Bank	183,185	7.28
Teachers Federal Credit Union	159,778	6.35
Manasquan Bank	124,809	4.96
FourLeaf Federal Credit Union (a)	121,881	4.84
All Others	1,675,176	66.53
Total (b)	$2,517,894	100.00%

	December 31, 2024
	Mortgage	Percent of Total
	Loans	Mortgage Loans
Bethpage Federal Credit Union (a)	$190,533	8.25%
Teachers Federal Credit Union	157,597	6.82
OceanFirst Bank	135,235	5.85
The Lyons National Bank	128,751	5.57
Flagstar Bank, N.A.	127,288	5.51
All Others	1,570,830	68.00
Total (b)	$2,310,234	100.00%
(a)	Effective March 3, 2025, Bethpage Federal Credit Union was renamed to FourLeaf Federal Credit Union.
(b)	Includes MPF unpaid principal balances of $1.5 billion as of September 30, 2025 and $1.6 billion as of December 31, 2024, and MAP unpaid principal balances of $1.1 billion as of September 30, 2025 and $0.7 billion as of December 31, 2024.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $143.3 billion and $148.4 billion at September 30, 2025 and December 31, 2024, respectively.

CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds was $82.3 billion (par, $82.3 billion) at September 30, 2025, compared to $80.6 billion (par, $81.1 billion) at December 31, 2024. The carrying value of Consolidated obligation discount notes outstanding was $61.0 billion at September 30, 2025 and $67.9 billion at December 31, 2024.

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

SOFR CO Bonds — The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were $29.3 billion at September 30, 2025 and $32.2 billion at December 31, 2024.

Consolidated obligation bonds

The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):

Table 5.1    CO Bonds by Type

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate, non-callable	$30,241,320	36.73%	$24,815,835	30.61%
Fixed-rate, callable	21,066,800	25.59	21,611,130	26.66
Step Up, callable	1,627,000	1.98	2,357,000	2.91
Step Down, callable	52,000	0.06	52,000	0.06
Floating rate, callable	25,000	0.03	25,000	0.03
Single-index floating rate	29,321,000	35.61	32,209,000	39.73
Total par value	82,333,120	100.00%	81,069,965	100.00%

Bond premiums	47,159		61,456
Bond discounts	(19,062)		(21,289)
Hedge valuation basis adjustments (a)	(118,341)		(605,481)
Hedge basis adjustments on de-designated hedges (b)	94,589		100,019
FVO (c) - valuation adjustments and accrued interest	(11,434)		(52,535)
Total Consolidated obligation bonds	$82,326,031		$80,552,135

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

(a)	Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 5.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.1 billion at September 30, 2025 and $0.6 billion at December 31, 2024. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.

(b)	Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized as interest expense.
(c)	FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 5.3 CO Bonds Elected under the Fair Value Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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

The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):

Table 5.2    CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2025	December 31, 2024
Qualifying hedges
Fixed-rate bullet bonds	$22,124,580	$15,580,510
Fixed-rate callable bonds	21,158,800	23,483,130
	$43,283,380	$39,063,640

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

The following table provides information on CO bonds elected under the fair value option (in thousands):

Table 5.3    CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2025	December 31, 2024
Bonds designated under FVO	$1,056,635	$1,756,650

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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):

Table 5.4    Economic Hedges of CO Bonds (a) (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2025	December 31, 2024
Bonds designated as economically hedged
Fixed-rate bonds (b)	$240,000	$335,000
(a)	At September 30, 2025 and December 31, 2024, there were no basis swaps outstanding.
(b)	Fixed-rate debt - CO bonds that were previously hedged and have fallen out of effectiveness.

CO Bonds — Maturity or Next Call Date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 5.5    CO Bonds — Maturity or Next Call Date

	September 30, 2025		December 31, 2024
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Year of maturity or next call date
Due or callable in one year or less	$59,952,425	72.82%	$53,491,890	65.98%
Due or callable after one year through two years	15,096,545	18.33	16,630,140	20.51
Due or callable after two years through three years	3,002,390	3.65	4,866,470	6.00
Due or callable after three years through four years	2,148,865	2.61	3,113,065	3.84
Due or callable after four years through five years	427,495	0.52	1,099,550	1.36
Thereafter	1,705,400	2.07	1,868,850	2.31
Total par value	$82,333,120	100.00%	$81,069,965	100.00%
(a)	Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):

Table 5.6    Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2025	December 31, 2024
Callable	$22,770,800	$24,045,130
Non-Callable	$59,562,320	$57,024,835

CO Discount Notes

The following table summarizes CO discount notes issued and outstanding (dollars in thousands):

Table 5.7    Discount Notes Outstanding

	September 30, 2025	December 31, 2024
Par value	$61,480,277	$68,467,860
Amortized cost	$60,970,468	$67,856,014
Hedge value basis adjustments (a)	(6,899)	2,987
Hedge basis adjustments on de-designated hedges (b)	(144)	(62)
FVO (c) - valuation adjustments and remaining accretion	9,553	—
Total Consolidated obligation discount notes	$60,972,978	$67,858,939
Weighted average interest rate	4.01%	4.45%
(a)	Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $52.0 billion and $56.3 billion were hedged under ASC 815 qualifying fair value hedges at September 30, 2025 and December 31, 2024, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)	Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)	FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2024.

The following table summarizes Fair Value hedges of discount notes (in thousands):

Table 5.8    Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2025	December 31, 2024
Discount notes hedged under qualifying hedge	$51,984,897	$56,322,043

The following table summarizes economic hedges of discount notes (in thousands):

Table 5.9    Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2025	December 31, 2024
Discount notes designated as economic hedges (a)	$1,738,272	$1,175,790
(a)	Represents CO discount notes that were previously hedged and have fallen out of effectiveness.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):

Table 5.10    Discount Notes under the Fair Value Option (FVO)

Consolidated Obligation
Discount Notes
Par Amount	September 30, 2025
Discount notes designated under FVO	$562,507

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

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 5.11    Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2025	December 31, 2024
Discount notes hedged under qualifying hedge (a)	$1,399,000	$1,518,000
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

Accrued interest payable

Accrued interest payable — Amounts outstanding were $626.2 million at September 30, 2025 and $604.3 million at December 31, 2024. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other Liabilities

Other liabilities — Amounts outstanding were $141.7 million at September 30, 2025 and $133.5 million at December 31, 2024. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 6.1    Stockholders’ Capital

	September 30, 2025	December 31, 2024
Capital Stock (a)	$5,582,031	$6,014,414
Unrestricted retained earnings (b)	1,292,081	1,286,317
Restricted retained earnings (c)	1,302,469	1,208,776
Accumulated Other Comprehensive Income (Loss)	(47,811)	(99,978)
Total Capital	$8,128,770	$8,409,529
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

(c)

Restricted retained earnings — Restricted retained earnings balance at September 30, 2025 has grown to $1.3 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at September 30, 2025 was $1.5 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.3 billion at September 30, 2025. Also see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

The following table summarizes the components of AOCI (in thousands):

Table 6.2    Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2025	December 31, 2024
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$—	$(569)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(422,005)	(800,336)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	342,363	634,699
Net Cash flow hedging gains (losses) (c)	34,388	68,579
Employee supplemental retirement plans (d)	(2,557)	(2,351)
Total Accumulated other comprehensive income (loss)	$(47,811)	$(99,978)
(a)	Represents cumulative unamortized non-credit losses. In the third quarter of 2025, the Bank sold all remaining securities in our PLMBS portfolio.
(b)

Net market value unrealized losses of $422.0 million and $800.3 million at September 30, 2025 and December 31, 2024, represented market-based unrealized gains/losses of securities designated as AFS. Net unrealized gains of $342.4 million and $634.7 million included immaterial balances of unamortized basis as a result of de-designation hedges at September 30, 2025 and December 31, 2024, represented changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.

(c)

Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 6.3 AOCI Roll forward due to ASC 815 Hedging Programs.

(d)	Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):

Table 6.3    AOCI Roll forward due to ASC 815 Hedging Programs

	September 30, 2025
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$68,440	$139	$634,699
Changes in fair values (a)	(36,201)	—	(292,336)
Amount reclassified	—	193	—
Fair Value - closed contract	—	1,817	—
Ending balance	$32,239	$2,149	$342,363

Notional amount of swaps outstanding	$1,399,000	$—	$7,667,000

	December 31, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	(8,033)	—	129,355
Amount reclassified	—	1,170	—
Fair Value - closed contract	—	241	—
Ending balance	$68,440	$139	$634,699

Notional amount of swaps outstanding	$1,518,000	$—	$6,980,000

	September 30, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge	Anticipatory
	Program	Hedge Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	(30,102)	—	363,951
Amount reclassified	—	862	—
Fair Value - closed contract	—	211	—
Ending balance	$46,371	$(199)	$869,295

Notional amount of swaps outstanding	$1,608,000	$—	$6,554,000
(a)	Represents fair value changes of open swap contracts. For more information, see Financial Statements, Note 17. Derivatives and Hedging Activities.

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

The following table summarizes dividends paid and payout ratios:

Table 6.4    Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2025	September 30, 2024
Cash dividends paid per share	$6.07	$7.18
Dividends paid (a)(c)	$369,004	$435,954
Pay-out ratio (b)	78.77%	74.50%
(a)	In thousands.
(b)	Dividend paid during the period divided by net income for the period.
(c)	Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions (in thousands):

Table 7.1    Derivatives Counterparty Credit Ratings

	September 30, 2025
		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$221,000	$619	$(550)	$69	$—	$69
Single A asset (c)	9,050,500	60,751	7,500	68,251	(57,722)	10,529
Cleared derivatives assets (d)	414,657	109	—	109	35,060	35,169
	9,686,157	61,479	6,950	68,429	(22,662)	45,767
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	23,264,800	(117,256)	117,850	594	—	594
Triple B liability (c)	1,932,000	(17,580)	17,650	70	—	70
Cleared derivatives liability (d)	133,455,129	—	—	—	803,205	803,205
	158,651,929	(134,836)	135,500	664	803,205	803,869
Total derivative positions with non-member counterparties to which the Bank had credit exposure	168,338,086	(73,357)	142,450	69,093	780,543	849,636
Delivery commitments
Derivative position with delivery commitments	44,488	76	—	76	(76)	—
Total derivative position with members	44,488	76	—	76	(76)	—
Total	$168,382,574	$(73,281)	$142,450	$69,169	$780,467	$849,636
Derivative positions without credit exposure	17,779,000
Total notional	$186,161,574

	December 31, 2024
		Net Derivatives	Cash Collateral		Non-Cash Collateral	Net Credit
		Fair Value	Pledged To (From)	Balance Sheet Net	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Before Collateral	Counterparties (a)	Credit Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$252,000	$1,485	$(1,450)	$35	$—	$35
Single A asset (c)	3,461,437	3,941	75,200	79,141	(69,065)	10,076
Cleared derivatives assets (d)	141,305,161	14,362	—	14,362	771,684	786,046
	145,018,598	19,788	73,750	93,538	702,619	796,157
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	6,171,500	(80,993)	81,990	997	—	997
Triple B liability (c)	4,115,000	(32,571)	35,380	2,809	—	2,809
Cleared derivatives liability (d)	811,657	—	—	—	31,285	31,285
	11,098,157	(113,564)	117,370	3,806	31,285	35,091
Total derivative positions with non-member counterparties to which the Bank had credit exposure	156,116,755	(93,776)	191,120	97,344	733,904	831,248
Delivery commitments
Derivative position with delivery commitments	28,672	—	—	—	—	—
Total derivative position with members	28,672	—	—	—	—	—
Total	$156,145,427	$(93,776)	$191,120	$97,344	$733,904	$831,248
Derivative positions without credit exposure	25,861,630
Total notional	$182,007,057
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
(d)

On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations (DCOs) in cash or securities. We had pledged $838.3 million and $803.0 million in marketable securities as collateral at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024 we did not pledge cash as collateral.

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

Table 8.1    Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2025	$2,819	$98,841	$96,022
June 30, 2025	2,661	105,318	102,657
March 31, 2025	2,638	100,058	97,420
December 31, 2024	2,495	101,743	99,248

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

The following table summarizes excess operational liquidity (in millions):

Table 8.2    Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2025	$16,396	$47,214	$30,818
June 30, 2025	15,776	49,044	33,268
March 31, 2025	14,590	50,205	35,615
December 31, 2024	13,283	46,165	32,882

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

The following table summarizes excess contingency liquidity (in millions):

Table 8.3    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2025	$3,634	$44,259	$40,625
June 30, 2025	3,503	46,748	43,245
March 31, 2025	3,367	46,088	42,721
December 31, 2024	3,107	41,186	38,079

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

Cash flows

Cash and due from Banks was $30.2 million at September 30, 2025 and $44.2 million at September 30, 2024. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.

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

Operating activities resulted in $0.8 billion in net cash outflows in the nine months ended September 30, 2025, compared to net cash inflows of $0.4 billion in the same period in the prior year. Period changes in cash flows provided by or used in operating activities were largely driven by: (a) Net income was $468.5 million in the nine months ended September 30, 2025 and $585.2 million in the same period in the prior year; (b) Net cash outflows from Derivatives and hedging activities were $601.4 million in the nine months ended September 30, 2025, compared to net cash outflows of $513.8 million in the same period in the prior year; and (c) Negative adjustments to operating cash flows of $113.3 million to recognize realized and unrealized gains on securities at September 30, 2025, compared to negative adjustments of $100.2 million to recognize realized and unrealized gains on securities in the same period in the prior year.

Cash flows provided by/(used in) investing activities — Investing activities resulted in $6.2 billion in net cash inflows in the nine months ended September 30, 2025 compared to $4.3 billion in net cash inflows in the same period in the prior year. In the nine months ended September 30, 2025, we acquired $3.4 billion and sold $3.5 billion of Treasuries in Trading securities. We acquired $1.5 billion and sold $0.2 billion of Treasuries in Trading securities in the same period in the prior year. We did not make any repayments from Treasury securities in the nine months ended September 30, 2025, and September 30, 2024. Net cash outflows from Securities purchased under agreements to resell were $2.3 billion in the nine months ended September 30, 2025, compared to net cash inflows of $2.7 billion in the same period in the prior year.

Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $5.3 billion in the nine months ended September 30, 2025, compared to net cash outflows of $4.7 billion in the same period in the prior year.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the nine months ended September 30, 2025 and 2024. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.

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

Summarized below are the principal components of net income (in thousands):

Table 9.1    Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total interest income	$1,850,248	$2,316,637	$5,567,568	$6,916,029
Total interest expense	1,638,275	2,079,441	4,926,065	6,166,119
Net interest income before provision for credit losses	211,973	237,196	641,503	749,910
Provision (Reversal) for credit losses	(288)	88	(148)	(673)
Net interest income after provision for credit losses	212,261	237,108	641,651	750,583
Total other income (loss)	31,948	35,117	72,030	88,229
Total other expenses	66,701	68,471	193,123	188,541
Income before assessments	177,508	203,754	520,558	650,271
Affordable Housing Program Assessments	17,767	20,391	52,097	65,074
Net income	$159,741	$183,363	$468,461	$585,197

Net Income — 2025 Third Quarter Compared to 2024 Third Quarter

Net income — For the FHLBNY, net income is net interest income, minus Provision (Reversal) for credit losses, plus other income (loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program.

Net income for 2025 third quarter was $159.7 million, a decrease of $23.7 million or 12.9%, compared to the same period in the prior year. Summarized below are the primary components of our net income:

Net interest income — The 2025 third quarter net interest income was $212.0 million, a decrease of $25.2 million, or 10.6% compared to the same period in the prior year. Net interest spread was 30 basis points for 2025 third quarter compared to 27 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Provision (Reversal) for credit losses for the third quarter of 2025 was a reversal of $0.3 million compared to a provision of $0.1 million for the same period in the prior year.

Other income (loss) — Other income (loss) reported a smaller gain of $31.9 million in the third quarter of 2025 compared to a gain of $35.1 million in the same period in the prior year.

●	Service fees and other were $5.3 million in the 2025 third quarter compared to $5.7 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.
●	Financial instruments carried at fair values reported net valuation losses of $12.6 million in the 2025 third quarter compared to net losses of $39.0 million in the same period in the prior year. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income (Loss) and accompanying discussions in this MD&A.
●	Derivative activities reported net gains of $10.4 million in Other income in the 2025 third quarter, compared to net losses of $89.1 million in the same period in the prior year. For more information, see Table 9.11 Other Income (Loss) — Impact of Derivative Gains and Losses and accompanying discussions in this MD&A.
●	Securities gains (losses) reported net fair value gains of $23.6 million in the 2025 third quarter compared to net fair value gains of $151.7 million in the same period in the prior year.
●	Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $5.3 million in the 2025 third quarter compared to net gains of $5.7 million in the same period in the prior year.

Other expenses were $66.7 million in the third quarter of 2025 compared to $68.5 million in the same period in the prior year. Other expenses are primarily operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and voluntary contributions.

●	Operating expenses were $22.9 million in the third quarter of 2025, down from $23.7 million in the same period in the prior year.
●	Compensation and benefits expenses were $29.4 million in the third quarter of 2025 compared to $28.7 million in the same period in the prior year.
●	Voluntary contributions were $6.3 million in the third quarter of 2025 compared to $8.3 million in the same period in the prior year for various housing programs, grants, charitable contributions. These voluntary contributions are in excess of the Bank’s AHP statutory requirement.
●	The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $6.1 million in the third quarter of 2025 compared to $5.5 million in the same period in the prior year.
●	Other expenses were $2.0 million in the third quarter of 2025, slightly down from $2.3 million in the same period in the prior year.

Affordable Housing Program Assessments (AHP) allocated from net income were $17.8 million for the third quarter of the current year, compared to $20.4 million for the same period in the prior year. Assessments are calculated as a percentage of net income, and changes in allocations were in tandem with changes in net income.

Net Income — Year-to-Date Period Ended September 30, 2025 Compared to Year-to-Date Period Ended September 30, 2024

Net income in the year-to-date period in the current year was $468.5 million, a decrease of $116.7 million, or 19.9% compared to the same period in the prior year.

Net interest income in the year-to-date period in the current year was $641.5 million, a decrease of $108.4 million, or 14.5%. Net interest spread was 30 basis points in the current year-to-date period and 30 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.

Other income (loss) — Other income (loss) in the year-to-date period ended September 30, was a gain of $72.0 million in the 2025 period compared to a gain of $88.2 million in the same period in the prior year.

Other expenses were $193.1 million in the year-to-date period in the current year, compared to $188.5 million in the same period in the prior year. Operating expenses were $66.0 million in the year-to-date period in the current year and $69.7 million in the prior year period. Compensation and benefits were $89.9 million in the year-to-date period in the current year, up from $84.1 million in the prior year period. Voluntary contributions were $13.6 million in the year-to-date period in the current year, up from $12.2 million in the prior year period. The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $17.5 million in the year-to-date period in the current year, compared to $16.1 million in the prior year period. Other expenses were $6.1 million in the year-to-date period in the current year and $6.4 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.

AHP assessments allocated from Net income were $52.1 million in the year-to-date period in the current year, compared to $65.1 million in the same period in the prior year.

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

The following table summarizes net interest income (dollars in thousands):

Table 9.2    Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
Total interest income (a)	$1,850,248	$2,316,637	(20.13)%	$5,567,568	$6,916,029	(19.50)%
Total interest expense (a)	1,638,275	2,079,441	(21.22)	4,926,065	6,166,119	(20.11)
Net interest income before provision for credit losses	$211,973	$237,196	(10.63)%	$641,503	$749,910	(14.46)%
(a)	Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions

In the third quarter of the current year, net interest income, before loan loss provisions, was $212.0 million, a decrease of $25.2 million, or 10.6% from third quarter of 2024. The decrease in net interest income was driven by a decrease in market interest rates as reflected in a decline of 90 basis points on average yield on earning assets, and a decrease of $10.3 billion in average advances balances from the prior year period. Decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Average interest earning assets decreased to $161.5 billion for the third quarter of 2025 compared to $169.0 billion for the prior year period. Net interest spread increased to 30 basis points in the third quarter of 2025 compared to 27 basis points in the same period in 2024. Net interest margin, a measure of margin efficiency, which is calculated as net interest income divided by average earning assets, was 52 basis points in the third quarter of 2025, compared to 56 basis points in the same period in the prior year. Prepayment fees of $0.8 million were recorded in net interest income in the third quarter of 2025 and $1.1 million in the same period in the prior year.

Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets was $8.4 billion in the third quarter of 2025, a decrease from $8.7 billion in the third quarter of 2024.

In the 2025 year-to-date period, Net interest margin was 52 basis points compared to 59 basis points from the same period in the prior year. Net interest spread was 30 basis points in the 2025 year-to-date period and in the same year-to-date period in the prior year.

Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net expense of $8.1 million in the third quarter of 2025 compared to net income of $0.4 million in the third quarter of 2024. In the year-to-date period ended September 30, 2025, we recorded net income of $27.0 million to interest margin, compared to net income of $4.0 million in the same period in the prior year. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income

The following table summarizes the impact of net interest adjustments from qualifying hedge interest - rate swaps (in thousands):

Table 9.3    Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$1,725,990	$2,052,960	$5,192,687	$6,073,682
Fair value hedging effects	(138)	(3,481)	(2,779)	66
Amortization of basis adjustment	39	58	81	113
Interest rate swap accruals	131,820	282,184	408,289	908,475
Price alignment amount (a)	(7,463)	(15,084)	(30,710)	(66,307)
Reported interest income	1,850,248	2,316,637	5,567,568	6,916,029

Interest expense	1,507,729	1,811,632	4,577,821	5,328,957
Fair value hedging effects	(1,138)	1,607	(528)	926
Amortization of basis adjustment	(809)	(483)	(1,772)	(1,888)
Interest rate swap accruals	131,846	266,782	348,969	841,295
Price alignment amount (b)	647	(97)	1,575	(3,171)
Reported interest expense	1,638,275	2,079,441	4,926,065	6,166,119
Net interest income	$211,973	$237,196	$641,503	$749,910
Net interest adjustment - interest rate swaps	$(6,288)	$(4,132)	$26,637	$5,185
(a)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest income for advances hedged were $3.2 million and $8.8 million expense in the third quarter of 2025 and 2024. In the year-to-date period ended September 30, 2025 and 2024, Interest income for advances hedged were $14.9 million and $42.4 million expense. Price alignment amount in Interest income for AFS debt securities hedged were $4.3 million and $6.3 million expense in the third quarter of 2025 and 2024. In the year-to-date period ended September 30, 2025 and 2024, Interest income for AFS debt securities hedged were $15.8 million and $23.9 million expense.
(b)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest expense for consolidated obligation bonds hedged were $0.8 million and $0.6 million expense in the third quarter of 2025 and 2024. In the year-to-date period ended September 30, 2025 and 2024, Interest expense for consolidated obligation bonds hedged were $1.9 million expense and $1.2 million income. Price alignment amount in Interest expense for consolidated obligation discount notes hedged were $0.2 million and $0.7 million income in the third quarter of 2025 and 2024. In the year-to-date period ended September 30, 2025 and 2024, Interest expense for consolidated obligation discount notes hedged were $0.3 million and $2.0 million income.

Spread and Yield Analysis — 2025 periods compared to 2024

Table 9.4    Spread and Yield Analysis

	Three months ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$100,672,414	$1,200,721	4.73%	$111,039,614	$1,605,458	5.75%
Interest bearing deposits and others	3,249,476	36,003	4.40	3,391,446	46,120	5.41
Securities purchased under agreements to resell	7,458,587	81,743	4.35	5,114,565	68,593	5.34
Federal funds sold	18,136,848	199,571	4.37	19,330,652	260,738	5.37
Investments
Trading securities	7,107,332	55,943	3.12	6,571,267	51,935	3.14
Mortgage-backed securities
Fixed	15,124,441	158,209	4.15	14,834,827	164,018	4.40
Floating	5,386,634	69,710	5.13	5,039,305	77,517	6.12
Available-for-sale Treasuries	224,274	2,185	3.87	—	—	NM
State and local housing finance agency obligations	1,599,456	20,751	5.15	1,388,741	21,454	6.15
Mortgage loans held-for-portfolio	2,505,762	25,322	4.01	2,273,254	20,804	3.64
Loans to other FHLBanks	8,152	90	4.38	—	—	NM
Total interest-earning assets	$161,473,376	$1,850,248	4.55%	$168,983,671	$2,316,637	5.45%

Funded By:
Consolidated obligation bonds
Fixed	$56,889,846	$591,019	4.12%	$55,500,663	$681,441	4.88%
Floating	31,098,072	350,708	4.47	41,804,446	572,257	5.45
Consolidated obligation discount notes	61,900,350	665,694	4.27	60,186,382	795,458	5.26
Interest-bearing deposits and other borrowings	2,893,781	30,686	4.21	2,324,083	30,136	5.16
Mandatorily redeemable capital stock	9,159	168	7.26	6,230	149	9.50

Total interest-bearing liabilities	152,791,208	1,638,275	4.25%	159,821,804	2,079,441	5.18%

Other non-interest-bearing funds	316,194	—		442,748	—
Capital	8,365,974	—		8,719,119	—

Total Funding	$161,473,376	$1,638,275		$168,983,671	$2,079,441

Net Interest Income/Spread		$211,973	0.30%		$237,196	0.27%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.56%

	Nine months ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield/Rate (a)	Balance	Expense	Yield/Rate (a)
Earning Assets:
Advances	$103,447,536	$3,667,872	4.74%	$110,989,682	$4,804,490	5.78%
Interest bearing deposits and others	3,263,161	107,880	4.42	3,494,274	142,938	5.46
Securities purchased under agreements to resell	5,729,081	186,842	4.36	5,117,121	206,021	5.38
Federal funds sold	19,440,612	637,534	4.38	19,417,631	784,978	5.40
Investments
Trading securities	7,574,744	180,909	3.19	6,013,618	137,979	3.06
Mortgage-backed securities
Fixed	15,040,579	465,961	4.14	14,677,096	479,704	4.37
Floating	4,888,639	188,005	5.14	5,161,196	236,134	6.11
Available-for-sale Treasuries	75,579	2,185	3.87	—	—	NM
State and local housing finance agency obligations	1,510,561	58,149	5.15	1,391,777	64,212	6.16
Mortgage loans held-for-portfolio	2,429,363	71,864	3.96	2,223,779	59,573	3.58
Loans to other FHLBanks	11,172	367	4.39	—	—	NM
Total interest-earning assets	$163,411,027	$5,567,568	4.56%	$168,486,174	$6,916,029	5.48%

Funded By:
Consolidated obligation bonds
Fixed	$56,130,294	$1,722,336	4.10%	$60,771,984	$2,238,159	4.92
Floating	33,920,703	1,132,996	4.47	36,614,127	1,499,814	5.47
Consolidated obligation discount notes	61,723,163	1,984,161	4.30	59,175,097	2,329,973	5.26
Interest-bearing deposits and other borrowings	2,739,514	86,158	4.20	2,503,718	97,708	5.21
Mandatorily redeemable capital stock	7,198	414	7.68	6,428	465	9.65

Total interest-bearing liabilities	154,520,872	4,926,065	4.26%	159,071,354	6,166,119	5.18%

Other non-interest-bearing funds	432,193	—		763,842	—
Capital	8,457,962	—		8,650,978	—

Total Funding	$163,411,027	$4,926,065		$168,486,174	$6,166,119

Net Interest Income/Spread		$641,503	0.30%		$749,910	0.30%

Net Interest Margin
(Net interest income/Earning Assets)			0.52%			0.59%

NM — Not meaningful.

(a)	Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

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

Table 9.5    Rate and Volume Analysis

	For the three months ended
	September 30, 2025 vs. September 30, 2024
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(140,766)	$(263,971)	$(404,737)
Interest bearing deposits and others	(1,865)	(8,252)	(10,117)
Securities purchased under agreements to resell	27,328	(14,178)	13,150
Federal funds sold	(15,358)	(45,809)	(61,167)
Investments
Trading securities	4,220	(212)	4,008
Mortgage-backed securities
Fixed	3,156	(8,965)	(5,809)
Floating	5,086	(12,893)	(7,807)
Available-for-sale Treasuries	2,185	—	2,185
State and local housing finance agency obligations	3,002	(3,705)	(703)
Mortgage loans held-for-portfolio	2,237	2,281	4,518
Loans to other FHLBanks	90	—	90

Total interest income	(110,685)	(355,704)	(466,389)

Interest Expense
Consolidated obligation bonds
Fixed	16,689	(107,111)	(90,422)
Floating	(131,263)	(90,286)	(221,549)
Consolidated obligation discount notes	22,093	(151,857)	(129,764)
Deposits and borrowings	6,615	(6,065)	550
Mandatorily redeemable capital stock	59	(40)	19

Total interest expense	(85,807)	(355,359)	(441,166)

Changes in Net Interest Income	$(24,878)	$(345)	$(25,223)

	For the nine months ended
	September 30, 2025 vs. September 30, 2024
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(310,354)	$(826,264)	$(1,136,618)
Interest bearing deposits and others	(8,989)	(26,069)	(35,058)
Securities purchased under agreements to resell	22,830	(42,009)	(19,179)
Federal funds sold	928	(148,372)	(147,444)
Investments
Trading securities	37,085	5,845	42,930
Mortgage-backed securities
Fixed	11,681	(25,424)	(13,743)
Floating	(11,975)	(36,154)	(48,129)
Available-for-sale Treasuries	2,185	—	2,185
State and local housing finance agency obligations	5,172	(11,235)	(6,063)
Mortgage loans held-for-portfolio	5,777	6,514	12,291
Loans to other FHLBanks	367	—	367

Total interest income	(245,293)	(1,103,168)	(1,348,461)

Interest Expense
Consolidated obligation bonds
Fixed	(161,991)	(353,832)	(515,823)
Floating	(104,526)	(262,292)	(366,818)
Consolidated obligation discount notes	96,829	(442,641)	(345,812)
Deposits and borrowings	8,631	(20,181)	(11,550)
Mandatorily redeemable capital stock	51	(102)	(51)

Total interest expense	(161,006)	(1,079,048)	(1,240,054)
Changes in Net Interest Income	$(84,287)	$(24,120)	$(108,407)

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

Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 9.6    Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
Interest Income
Advances	$1,200,721	$1,605,458	(25.21)%	$3,667,872	$4,804,490	(23.66)%
Interest-bearing deposits	36,003	46,120	(21.94)	107,880	142,938	(24.53)
Securities purchased under agreements to resell	81,743	68,593	19.17	186,842	206,021	(9.31)
Federal funds sold	199,571	260,738	(23.46)	637,534	784,978	(18.78)
Trading securities	55,943	51,935	7.72	180,909	137,979	31.11
Mortgage-backed securities
Fixed	158,209	164,018	(3.54)	465,961	479,704	(2.86)
Floating	69,710	77,517	(10.07)	188,005	236,134	(20.38)
Available-for-sale Treasuries	2,185	—	NM	2,185	—	NM
State and local housing finance agency obligations	20,751	21,454	(3.28)	58,149	64,212	(9.44)
Mortgage loans held-for-portfolio	25,322	20,804	21.72	71,864	59,573	20.63
Loans to other FHLBanks	90	—	NM	367	—	NM

Total interest income	$1,850,248	$2,316,637	(20.13)%	$5,567,568	$6,916,029	(19.50)%

NM — Not meaningful.

Interest Income

Interest income in 2025 third quarter was $1.9 billion, a decrease of $0.4 billion, or 20.1% compared to the same period in 2024. To provide context, interest expense decreased by 21.2% compared to the same period in the prior year.

For the 2025 third quarter compared to 2024 third quarter, the decrease in interest revenue was due to a volume-related decrease of $110.7 million and a rate-related decrease of $355.7 million.

Aggregate yield on earning assets in the third quarter of 2025 was 455 basis points, compared to 545 basis points in the third quarter of 2024.

Interest income in the 2025 year-to-date period was $5.6 billion, a decrease of $1.3 billion, or 19.5% compared to the same period in the prior year. To provide context, interest expense decreased by 20.1% compared to the year-to-date period in the prior year.

Aggregate yield earned on earning assets in 2025 year-to-date period was 456 basis points, compared to 548 basis points in the same period in the prior year.

The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.

Advance — Interest income from advances decreased by $0.4 billion or 25.2% in the 2025 third quarter, compared to the same period in the prior year. Advances average balances were $100.7 billion in 2025 third quarter compared to $111.0 billion in the 2024 third quarter.

As compared to the same period in the prior year, lower average advances balances in the 2025 third quarter resulted in an unfavorable impact of $140.8 million on interest income from advances and lower market rates resulted in an unfavorable impact of $264.0 million. In summary, decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Advances yielded 473 basis points in the 2025 third quarter, down from 575 basis points in the same period in the prior year. Prepayment fees recorded in Interest income from advances were $0.8 million in the 2025 third quarter and $1.1 million in the same period in the prior year.

On a year-to-date basis, interest income from advances decreased by $1.1 billion or 23.7%. Volume, as measured by average balances and interest rates decreased in the current year period. The average advances balance was $103.4 billion at an aggregate yield of 474 basis points in the 2025 period, compared to an average balance of $111.0 billion at an aggregate yield of 578 basis points in the 2024 period.

Table 9.7    Advances Prepayment Fees (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$145	$2,904	$996	$3,918
Gross amount of prepayment credits paid to advance borrowers	—	(3,631)	(186)	(4,160)
Hedging fair value adjustments	—	3,470	310	4,096
Other (a)	449	(1,668)	4,643	(1,184)
Total advance prepayment fees, net	$594	$1,075	$5,763	$2,670
(a)	Recognition of deferred prepayment fees.

Liquidity Investments — Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Lower interest income from overnight invested funds, specifically federal funds sold and repurchase agreements was due to a decrease in market yields in the third quarter of 2025 compared to the same period in 2024. Interest income from federal funds sold was $199.6 million, down from $260.7 million. Federal funds sold yielded 437 basis points in aggregate in the third quarter of 2025, compared to 537 basis points in the third quarter of 2024. Interest income from securities purchased under agreements to resell was $81.7 million, up from $68.6 million. Securities purchased under agreements to resell yielded 435 basis points in aggregate in the third quarter of 2025, compared to 534 basis points in the third quarter of 2024. Interest income from fixed-rate U.S. Treasury securities was $55.9 million in the third quarter of 2025, up from $51.9 million in the third quarter of 2024 due to larger average balances; yields decreased slightly to 312 basis points, compared to 314 basis points in third quarter of 2024. The liquidity trading portfolio is comprised primarily of medium-term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.

On a year-to-date basis, interest income from overnight invested funds, specifically federal funds sold and securities purchased under agreements to resell decreased mainly due to lower interest rates. Investments in federal funds sold yielded 438 basis points in 2025, compared to 540 basis points in the same period in 2024. Securities purchased under agreements to resell yielded 436 basis points in aggregate in the year-to-date period of 2025, compared to 538 basis points in the same period in 2024. Interest income from fixed-rate U.S. Treasury securities was $180.9 million in the year-to-date period of 2025, up from $138.0 million in the same period in 2024 due to higher average invested balances; yields increased to 319 basis points, compared to 306 basis points in the year-to-date period of 2024.

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

Mortgage-backed-securities

Interest income from floating-rate MBS decreased by $7.8 million or 10.1% in compared to 2024 third quarter due primarily to lower rates.

On a year-to-date basis, interest income from floating-rate MBS decreased by $48.1 million or 20.4% in the current year compared to same period in the prior year.

Interest income from fixed-rate MBS decreased by $5.8 million or 3.5% in the third quarter of 2025 compared to the third quarter of 2024 due to lower aggregate yield, which was 415 basis points in the third quarter of 2025, down from 440 basis points in the third quarter of 2024. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $15.1 billion in the third quarter of 2025, compared to $14.8 billion in the third quarter of 2024.

On a year-to-date basis, interest income from fixed-rate MBS decreased by $13.7 million or 2.9% in the current year compared to the same period in the prior year.

Mortgage loans held-for-portfolio — Interest income from mortgage loans was $25.3 million and $71.9 million for the three and nine months ended September 30, 2025, compared to $20.8 million and $59.6 million in the same period in the prior year. Investment volume has increased, with acquisitions exceeding paydowns. MPF loans are primarily 15- and 30-year conventional loans. The portfolio averaged $2.5 billion, yielding 401 basis points in the three months ended September 30, 2025, compared to 364 basis points in the same period last year. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-year high-balance mortgage loans. Net amortization expense was $0.6 million and $1.5 million in the three and nine months ended September 30, 2025, compared to net amortization expense of $1.0 million and $2.8 million in the same period in the prior year. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.

As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program in late March 2021. At September 30, 2025, mortgage loans under MAP were $1.1 billion (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 9.8    Interest Expense — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2025	2024	Change	2025	2024	Change
Interest Expense
Consolidated obligations bonds
Fixed	$591,019	$681,441	(13.27)%	$1,722,336	$2,238,159	(23.05)%
Floating	350,708	572,257	(38.71)	1,132,996	1,499,814	(24.46)
Consolidated obligations discount notes	665,694	795,458	(16.31)	1,984,161	2,329,973	(14.84)
Deposits	29,623	29,807	(0.62)	84,439	96,990	(12.94)
Mandatorily redeemable capital stock	168	149	12.75	414	465	(10.97)
Cash collateral held and other borrowings	1,063	329	223.10	1,707	718	137.74
Securities sold under agreement to repurchase	—	—	NM	12	—	NM
Total interest expense	$1,638,275	$2,079,441	(21.22)%	$4,926,065	$6,166,119	(20.11)%

NM — Not meaningful.

Interest expense for the 2025 third quarter was $1.6 billion, a decrease of 21.2% compared to the 2024 third quarter. (As noted elsewhere in this document, interest income decreased by 20.1% compared to the 2024 third quarter).

The decrease in interest expense was driven by lower average balances in short-term Consolidated obligations outstanding and lower market interest rates in the 2025 third quarter.

Rate-related decrease in funding expense was $355.4 million. Volume-related decrease in funding expense was $85.8 million in the 2025 third quarter compared to the 2024 third quarter. Aggregate yield paid on total funding in the 2025 third quarter was 425 basis points, compared to 518 basis points in the 2024 third quarter.

Interest expense in the 2025 year-to-date period was $4.9 billion, a decrease of $1.3 billion or 20.1% compared to the same period in the prior year. To provide context, interest income decreased by $1.3 billion or 19.5% compared to the year-to-date period in the prior year.

We continue to monitor our liability composition which has remained consistent as compared to 2024. The usage of CO discount notes was 38.3% in 2025 third quarter from 35.6% in the 2024 third quarter. In the third quarter of 2025, 35.2% of average earning assets were funded by fixed-rate CO bonds and 19.3% were funded by floating-rate CO bonds. In the third quarter of 2024, fixed-rate CO bonds funded 32.8% of earning assets and floating-rate CO bonds funded 24.7% of earning assets.

In the 2025 year-to-date period, 34.3% of average earning assets were funded by fixed-rate CO bonds and 20.8% were funded by floating-rate CO bonds. In the same period in the prior year, fixed-rate CO bonds funded 36.1% of earning assets and floating-rate CO bonds funded 21.7% of earning assets.

Hedging strategies under ASC 815 have remained effective and are operating as designed. For more information, see Table 9.3 Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2025 Periods Compared to 2024 Periods

We recorded net provisions of $313 thousand and net provisions of $421 thousand in the three and nine months ended September 30, 2025, compared to net provisions of $74 thousand and net reversals of $710 thousand in the same periods in the prior year against our mortgage loan portfolio. We also recorded net reversals of $601 thousand and net reversals of $570 thousand in the three and nine months ended September 30, 2025, compared to net provisions of $13 thousand and $37 thousand in the same periods in the prior year against our investment portfolio. No allowance was necessary on advances, other assets, and commitments.

Analysis of Non-Interest Income (Loss) — 2025 Third quarter Compared to 2024 Third quarter

The principal components of Non-interest income (loss) are summarized below (in thousands):

Table 9.9    Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Other income (loss)
Service fees and other (a)	$5,325	$5,672	$16,345	$16,001
Instruments held under the fair value option gains (losses) (b)	(12,592)	(38,994)	(40,753)	(66,316)
Derivative gains (losses) (c)	10,380	(89,062)	(27,605)	27,049
Securities gains (losses) (d)	23,561	151,711	113,252	100,176
Equity investments gains (losses) (e)	5,267	5,736	10,784	11,265
Litigation settlement	7	—	7	—
Gains (losses) from extinguishment of debt	—	54	—	54
Total other income (loss)	$31,948	$35,117	$72,030	$88,229
(a)

Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $4.5 million in the third quarter of current year compared to $4.8 million in the same period in the prior year. On a year-to-date basis through September 30, Service fees earned on financial letters of credit were $13.8 million in the current year, compared to $14.2 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.

(b)

FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and CO discount notes elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments in this Form 10-Q.

(c)	See Table 9.11 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)	Included in this amount is the gain from the sale of the PLMBS portfolio. See Table 9.10 Net Gains (Losses) on Trading Securities Recorded in the Statements of Income.
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

The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):

Table 9.10    Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$23,643	$151,711	$116,141	$100,273
Net gains (losses) on trading securities sold/matured during the period	(735)	—	(3,542)	(97)
Net gains (losses) on trading securities	$22,908	$151,711	$112,599	$100,176

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $7.6 billion at September 30, 2025 and at December 31, 2024.

Other income (loss) — Derivatives and Hedging Activities — 2025 Third quarter Compared to 2024 Third quarter

For derivatives that are not designated in qualifying hedge relationship (i.e., in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item. Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The table presents fair value changes of derivatives in economic hedges (i.e., not in an ASC 815 qualifying hedge) in Other income (loss):

Table 9.11    Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(18,884)	$(153,129)	$(114,100)	$(93,728)
Caps or floors	1,108	(163)	974	(197)
Mortgage delivery commitments	466	686	762	585
Swaps economically hedging instruments designated under FVO (b)	12,356	39,284	40,845	65,441
Accrued interest on derivatives in economic hedging relationships (c)	16,303	24,068	46,906	53,230
Net gains (losses) related to derivatives not designated as hedging instruments	$11,349	$(89,254)	$(24,613)	$25,331
Price alignment amount (d)	(969)	192	(2,992)	1,718
Net gains (losses) on derivatives and hedging activities	$10,380	$(89,062)	$(27,605)	$27,049

Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)	Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-rate securities recorded fair value losses of $19.1 million and $157.0 million in the third quarter of 2025 and 2024. In the year-to-date period ended September 30, 2025 and 2024 fair value losses of $114.4 million and $97.7 million were recorded. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)	Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2025 Periods Compared to 2024 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 9.12    Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
		Percentage of		Percentage of
	2025	Total	2024	Total
Operating Expenses (a)
Compensation & Benefits	$29,404	44.08%	$28,653	41.85%
Occupancy	2,960	4.44	2,926	4.27
Depreciation	4,249	6.37	3,555	5.19
Contractual and Computer Service Agreement	12,446	18.66	13,309	19.44
Professional Fees	2	—	328	0.48
Other Operating Expenses (b)	3,248	4.87	3,547	5.18
Total Operating Expenses	52,309	78.42	52,318	76.41
Voluntary Contributions	6,306	9.46	8,264	12.07
Finance Agency and Office of Finance (c)	6,083	9.12	5,544	8.10
Other Expenses (d)	2,003	3.00	2,345	3.42
Total Operating Expenses and Others	$66,701	100.00%	$68,471	100.00%

	Nine months ended September 30,
		Percentage of		Percentage of
	2025	Total	2024	Total
Operating Expenses (a)
Compensation & Benefits	$89,872	46.54%	$84,148	44.63%
Occupancy	9,195	4.76	8,656	4.59
Depreciation	12,322	6.38	10,738	5.70
Contractual and Computer Service Agreement	35,549	18.41	36,526	19.37
Professional Fees	26	0.01	848	0.45
Other Operating Expenses (b)	8,947	4.63	12,929	6.86
Total Operating Expenses	155,911	80.73	153,845	81.60
Voluntary Contributions	13,624	7.06	12,193	6.47
Finance Agency and Office of Finance (c)	17,515	9.07	16,127	8.55
Other Expenses (d)	6,073	3.14	6,376	3.38
Total Operating Expenses and Others	$193,123	100.00%	$188,541	100.00%
(a)	Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)	The category “Other Operating Expenses” included temporary workers, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)	We are assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of Finance.
(d)	The category “Other Expense” included non-service elements of net periodic pension benefit costs, MPF transaction fees and derivative clearing fees.

Assessments — 2025 Periods compared to 2024 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K for the year ended December 31, 2024, filed on March 21, 2025.

The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

Table 10.1    Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$231,652	$210,721	$231,447	$187,027
Additions from current period’s assessments	17,768	20,391	52,097	65,074
Net disbursements for grants and programs	(19,120)	(24,153)	(53,244)	(45,142)
Ending balance	$230,300	$206,959	$230,300	$206,959

AHP assessments allocated from net income totaled $17.8 million for the third quarter of the current year, compared to $20.4 million for the same period in the prior year. Assessments are calculated as a percentage of net income, and the changes in allocations were in tandem with changes in net income.

Legislative and Regulatory Developments

Federal regulatory environment. The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of our business operations, and could impact our financial condition, results of operations and reputation.

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. We are reviewing this rescission and assessing the potential impact on the Bank’s collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance and (ii) the proposed rule published in October 2024 that would have amended our capital requirements by modifying limits on the Bank’s extensions of unsecured credit. In October 2025, the Finance Agency rescinded several advisory bulletins and certain technical guidance documents. We are reviewing these rescissions and assessing any potential impact they may have on the Bank and its policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on the Bank and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk Factors in the Bank’s 2024 Form 10-K.

New York Voidable Preference Law. On September 26, 2025, New York Bill AB 5600 was signed into law amending New York’s insurance laws to address the treatment of voidable transfers involving Federal Home Loan Banks (FHLBanks). Among other provisions, the bill provides that (i) court-appointed receivers may not void a legitimate collateral transfer made by an insurer-member to a FHLBank, except where a transfer is made with the intent to hinder, delay, or defraud the insurer-member, the receiver, or future creditors and (ii) a FHLBank will not be subject to a stay or injunction or be prohibited from exercising its rights upon the commencement of a delinquency proceeding against a FHLBank insurer-member. The bill further provides that, within five days of a receiver’s request, a FHLBank must establish a timeline and process to release excess collateral and residual collateral upon full repayment of any outstanding advances, pay any fees and provide for the operation of deposit accounts, and redeem or repurchase FHLBank stock or excess stock held in accordance with federal law and other FHLBank requirements. With the bill’s signing, all states and territories within the Bank’s district now have similar insurance company-related voidable preference laws in connection with FHLBank advances.

We view this change to New York’s insurance laws as favorable to the Bank and will continue to review and monitor the bill’s impact on the Bank’s credit and collateral operations with respect to New York-based insurance companies.

Puerto Rico Cooperativas Bill. On July 20, 2025, Puerto Rico Senate Bill 277 was signed into law as Law 73-2025, amending Puerto Rico’s Cooperative Savings and Credit Associations Act of 2002. The bill is intended to facilitate FHLBank membership for Puerto Rico cooperatives (known as ‘cooperativas’ in Puerto Rico), which are retail financial institutions owned by their depositors. Law 73-2025 explicitly allows these cooperatives to become FHLBank members, protects FHLBank collateral in the event of insolvency or conservatorship, and facilitates regular information sharing between FHLBanks and the Public Corporation for the Supervision and Insurance of Cooperatives (COSSEC), the entity which regulates and insures Puerto Rico cooperatives. It also establishes procedures for communication in the event of a cooperative insolvency or conservatorship between FHLBanks and COSSEC. Among other things, this communication framework includes the release of excess collateral, disposition of FHLBank stock, and options for renewing or restructuring FHLBank advances.

We view this change in Puerto Rico law as favorable to the Bank and will continue to monitor and review this bill’s impact on the Bank and its operations and financial condition.

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

Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2025	1.34	1.00	1.08	1.90
June 30, 2025	0.56	0.47	0.56	1.07
March 31, 2025	0.67	0.51	0.62	1.09
December 31, 2024	0.50	0.28	0.39	1.04
September 30, 2024	0.43	0.25	0.34	0.78

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

One Year Re-pricing Gap
September 30, 2025	$7.206 Billion
June 30, 2025	$8.685 Billion
March 31, 2025	$8.093 Billion
December 31, 2024	$8.990 Billion
September 30, 2024	$8.299 Billion

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

	Sensitivity in the	Sensitivity in the	Sensitivity in the
	-200bps Shock	-100bps Shock	+200bps Shock
September 30, 2025	5.15%	2.73%	(6.96)%
June 30, 2025	0.00%	(0.16)%	(0.57)%
March 31, 2025	0.35%	0.32%	1.56%
December 31, 2024	1.28%	0.96%	(1.84)%
September 30, 2024	2.18%	1.11%	(2.66)%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change	-100bps Change	+200bps Change
	in MVE	in MVE	in MVE
September 30, 2025	2.28%	1.24%	(3.10)%
June 30, 2025	1.11%	0.59%	(1.51)%
March 31, 2025	1.24%	0.68%	(1.65)%
December 31, 2024	0.80%	0.46%	(1.46)%
September 30, 2024	0.73%	0.42%	(1.10)%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/ repricing gaps (in millions):

	September 30, 2025
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$27,359	$125	$1,536	$538	$1,710
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	5,864	818	3,497	3,293	7,591
Swaps hedging MBS	7,677	(50)	(493)	(1,251)	(5,883)
Adjustable-rate loans and advances	44,649	6	—	—	—
Net investments, adjustable rate loans and advances	86,449	899	3,640	2,580	3,418

Liquidity trading portfolio	—	2,094	4,250	243	—
Swaps hedging investments	6,623	(2,119)	(3,629)	(875)	—
Net liquidity trading portfolio	6,623	(25)	621	(632)	—

Fixed-rate loans and advances	23,053	5,750	14,505	7,708	735
Swaps hedging fixed-rate advances	28,249	(5,710)	(14,166)	(7,643)	(730)
Net fixed-rate loans and advances	51,302	40	339	65	5
Total interest-earning assets	$144,374	$914	$4,600	$2,013	$3,423

Interest-bearing liabilities:
Deposits	$2,920	$—	$—	$—	$—
Discount notes	59,267	1,713	—	—	—
Swaps hedging discount notes	282	(1,354)	905	—	167
Net discount notes	59,549	359	905	—	167

Consolidated Obligation Bonds
FHLBank bonds	57,576	6,588	11,793	3,532	2,973
Swaps hedging bonds	16,935	(5,845)	(8,635)	(833)	(1,622)
Net FHLBank bonds	74,511	743	3,158	2,699	1,351
Total interest-bearing liabilities	$136,980	$1,102	$4,063	$2,699	$1,518
Post hedge gaps (a):
Periodic gap	$7,394	$(188)	$537	$(686)	$1,905
Cumulative gaps	$7,394	$7,206	$7,743	$7,057	$8,962

	December 31, 2024
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$24,685	$128	$424	$347	$1,331
MBS investments	5,228	652	2,858	4,044	7,410
Swaps hedging MBS	6,985	—	(50)	(1,033)	(5,902)
Adjustable-rate loans and advances	49,826	120	—	—	—
Net investments, adjustable rate loans and advances	86,724	900	3,232	3,359	2,839

Liquidity trading portfolio	—	2,364	2,780	2,332	—
Swaps hedging investments	7,578	(2,352)	(2,851)	(2,375)	—
Net liquidity trading portfolio	7,578	13	(71)	(43)	—

Fixed-rate loans and advances	25,743	4,215	16,526	8,336	1,784
Swaps hedging fixed-rate advances	30,076	(3,983)	(16,187)	(8,129)	(1,778)
Net fixed-rate loans and advances	55,819	232	339	207	7
Total interest-earning assets	$150,120	$1,145	$3,500	$3,522	$2,846

Interest-bearing liabilities:
Deposits	$2,415	$—	$—	$—	$—
Discount notes	64,535	3,321	—	—	—
Swaps hedging discount notes	1,684	(3,051)	782	418	167
Net discount notes	66,219	270	782	418	167

Consolidated Obligation Bonds
FHLBank bonds	46,598	4,562	20,229	6,373	3,454
Swaps hedging bonds	26,366	(4,156)	(17,764)	(2,724)	(1,722)
Net FHLBank bonds	72,964	407	2,465	3,650	1,732
Total interest-bearing liabilities	$141,598	$677	$3,247	$4,068	$1,899
Post hedge gaps (a):
Periodic gap	$8,522	$468	$253	$(545)	$947
Cumulative gaps	$8,522	$8,990	$9,243	$8,698	$9,645
(a)

Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Randolph C. Snook, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2025. Based on this evaluation, they concluded that as of September 30, 2025, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: November 6, 2025